Form 10QSB
period 1996-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 1997-03-31
CIK 1009379

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB

(Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                    OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

                     Commission file number  333-5884-A

                     METROPOLITAN HEALTH NETWORKS, INC.
            (Exact name of registrant as specified in its charter)


           Florida                                    65-0635748
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)


5100 Town Center Circle, Boca Raton, Florida              33486
      (Address of principal executive office)             (Zip Code)


                              (561) 416-9484
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No  ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of March 20, 1997
                  -----                 ----------------------------------

    Common Stock, par value $0.001                    4,891,075

                        METROPOLITAN HEALTH NETWORKS, INC.

                                     INDEX


                                                            Page No.
                                                            --------

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheet-
            December 31, 1996                                  3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            December 31, 1996 and September 30, 1996           4

          Condensed Consolidated Statements of
            Operations for the Six Months Ended
            December 31, 1996                                  5

          Condensed Consolidated Statements of
            Cash Flows for the Six Months Ended
            December 31, 1996                                 6-7

          Notes to Condensed Consolidated
            Financial Statements                               8

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                      9


PART II.  OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K                    10


SIGNATURES                                                    11

EXHIBIT INDEX                                                 12

PAGE 3
              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                December 31, 1996
                                                    ----

ASSETS
CURRENT ASSETS:
Accounts receivable, net                        $  2,912,955
Deferred offering costs                              408,247
Deferred acquisition costs                           147,016
Other current assets                                  73,133
                                                ------------
Total current assets                               3,541,351

PROPERTY AND EQUIPMENT, net                        4,295,847

NOTE RECEIVABLE, net                                 131,691

GOODWILL, net                                      2,676,927

OTHER ASSETS                                         458,194
                                                ------------
TOTAL                                           $ 11,104,010
                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash Deficit                                          43,441
Accounts payable and accrued expenses           $  1,344,184
Line of credit facility                              612,154
Current maturities of capital lease obligations      398,137
Notes payable                                      1,449,671
                                                ------------
Total current liabilities                          3,847,587

CAPITAL LEASE OBLIGATIONS                          3,072,635

MINORITY INTEREST                                      4,406
                                                ------------
Total liabilities                                  6,924,628
                                                ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.001 per share:
  40,000,000 shares authorized;
  4,203,325 shares issued and outstanding              4,203
Additional paid-in capital                         4,723,241
Retained earnings (deficit)                         (548,062)
                                                ------------
Total stockholders' equity                         4,179,382
                                                ------------
TOTAL                                           $ 11,104,010
                                                ============

See notes to condensed consolidated financial statements--unaudited.

Page 4
              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                 For the Three Months Ended
                                                ---------------------------
                                                 December 31,  September 30,
                                                    1996           1996
                                                    ----           ----

REVENUES:
Net patient revenues                            $  2,517,533   $  2,160,808
                                                ------------   ------------
Total                                              2,517,533      2,160,808
                                                ------------   ------------
EXPENSES:
Salaries and benefits                              1,291,872        878,299
Depreciation and amortization                        170,700        235,305
General and administrative                         1,361,757      1,218,014
                                                ------------   ------------
Total                                              2,824,329      2,331,618
                                                ------------   ------------
LOSS FROM OPERATIONS                                 306,796        170,810
                                                ------------   ------------
OTHER INCOME (EXPENSE):
Gain on sale of asset                                                91,384
Interest expense                                     (23,123)       (75,952)
Other income                                           6,958         19,512
                                                ------------   ------------
Total                                                (16,165)        34,944
                                                ------------   ------------

NET LOSS                                        $    322,961   $    135,866
                                                ============   ============
NET LOSS PER COMMON SHARE                             $ 0.08         $ 0.04
                                                      ======         ======

For comparative purposes the three months ended September 30, 1996 have been restated to reflect the acquisition of Datascan of Florida Inc. and Nuclear Magnetic Imaging, Inc. as if these transactions occured July 1, 1996.

See notes to condensed consolidated financial statements--unaudited.

Page 5
              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                         For the Six Months Ended
                                        ---------------------------
                                                December 31, 1996
                                                    ----

REVENUES:
Net patient revenues                            $  3,029,759
                                                ------------
Total                                              3,029,759
                                                ------------
EXPENSES:
Salaries and benefits                              1,550,055
Provision for bad debts                              172,043
Depreciation and amortization                        216,449
General and administrative                         1,554,959
                                                ------------
Total                                              3,493,506
                                                ------------
LOSS FROM OPERATIONS                                 463,747
                                                ------------
OTHER INCOME (EXPENSE):
Gain on sale of assets                                90,000
Interest expense                                     (55,579)
Other income                                           9,774
                                                ------------
Total                                                 44,195
                                                ------------
NET LOSS                                        $    419,552
                                                ============
NET LOSS PER COMMON SHARE                             $ 0.12
                                                      ======

See notes to condensed consolidated financial statements--unaudited.

Page 6
              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                             For the Six Months Ended
                                            ---------------------------
                                                December 31, 1996
                                                    ----

Increase (Decrease) in Cash and equivalents from:
OPERATING ACTIVITIES:
Net Loss                                        $   (419,552)
Adjustments to reconcile net cash provided
 by operating activities:
    Depreciation and amortization                    216,449
    Provision for bad debts                           72,043
    Provision for uncollectible note receivable      100,000
    Management fees                                 (145,433)
    Net amortization of discount                       7,744
Changes in assets and liabilities:
    Accounts receivable, net                        (660,880)
    Other current assets                              18,831
    Other assets                                    (157,360)
    Accounts payable and accrued expenses            353,793
                                                ------------
Net cash used in operating activities               (614,365)
                                                ------------
INVESTING ACTIVITIES:
Capital expenditures                                (534,261)
Deferred acquisition costs                             9,623
Collections on note receivable                         3,415
Acquisition of note receivable                       (15,000)
Cash balance of Companies acquired                   170,098
                                                ------------
Net cash used in investing activities               (366,125)
                                                ------------
FINANCING ACTIVITIES:
Borrowing on bank lines-of-credit                    (65,921)
Deferred offering costs                             (374,602)
Repayments of capital lease obligations              (98,516)
Proceeds from issuance of common stock             1,177,273
                                                ------------
Net cash provided by financing activities            638,234
                                                ------------
NET DECREASE IN CASH                                (342,256)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD          298,815
                                                ------------
CASH AND EQUIVALENTS AT END OF PERIOD           $    (43,441)
                                                ============
Supplemental Disclosures:
     Interest paid                              $     55,579
     Income taxes paid                          $       --

See notes to condensed consolidated financial statements--unaudited.

              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

On September 1, 1996 MHNI acquired 100% of Nuclear Magnetic Imaging, Inc.
(NMI) and a constructive 97 1/2% interest in Magnetic Imaging Systems I, Ltd.
(MIS). On October 1, 1996 MHNI acquired 100% of Datascan of Florida, Inc. (Datascan). On October 15, 1996 MHNI acquired certain assets and assumed certain liabilities from International Family Healthcare Center, Inc. (IFHC). A summary of the acquisitions are as follows:



Consideration:                     NMI/MIS        DATASCAN     IFHC
    Fair value of stock issued     $1,755,000     $900,000   $150,000
    Issuance of notes payable         575,923       40,000    150,000
    Other costs incurred              103,366       33,185      6,845

          Total Consideration      $2,434,289     $973,185   $306,845

Acquisition of NMI and MIS:
  Assets minus liabilities stated
          at fair value                 6,278      905,366    201,201
  Minority interest                    (4,406)       --          --
     Fair value of identifiable
     assets, net of liabilities         1,872      905,366       --

Amount recorded as goodwill        $2,432,417     $ 67,819       --

Amount recorded as trade name           --           --       $105,644



The Company incurred capital lease obligations of $790,834 on a purchase of machinery.

The Company issued common stock valued at $35,800 in exchange for forgiveness of management fees due to the former stockholder of NMI.

The Company issued common stock valued at $20,000 in exchange for legal services received.

See notes to condensed consolidated ginancial statements--unaudited.

Page 8
     METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS--Unaudited

1. The accompanying condensed consolidated balance sheets of Metropolitan Health Networks, Inc. ("Metropolitan" or the "Company") as of December 31, 1996 and September 30, 1996, the related condensed consolidated statements of operations for the three and six months ended December 31, 1996 and September 30, 1996 and the condensed consolidated statements of cash flows for the six months ended December 31, 1996 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the six months ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjuction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1996 included in the Company's form SB-2 filed with the Securities and Exchange Commission on February 12, 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-- The condensed consolidated financial statements include Metropolitan Health Networks, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

SUBSEQUENT EVENTS- The Company filed a registration statement concerning the sale of up to 825,000 shares of the Company's common stock to the public at an offering price of $6 per share and 1,650,000 warrants to purchase common stock for $0.15 per warrant, to be exercisable at $7 per share. The proceeds from the offering will be used to fund future acquisitions, fixed asset additions and for working capital purposes. The registration statement became effective February 13, 1997.

In March 1996, the Company consumated the acquisition of the private practice of Paul Wand, M.D. under agreement dated October 24, 1996. The unaudited consolidated pro forma results of all current, continuing operations assuming Paul Wand, M.D. had been consummated on July 1, 1996 are as follows:

                               Three Months Ended         Six Months Ended
                               December 31, 1996          December 31, 1996

Net revenue                       $2,724,354                 $3,560,888
Loss before income taxes             327,383                    437,936
Net Loss                             327,383                    422,336
Loss per common share                   0.08                       0.10
Weighted average number of shares
  and share equivalents outstanding 4,019,066                3,481,619

FINANCING- On March 10, the Company signed a letter of intent with Providers Financing and Systems, Inc. for a line of credit in the amount of $10,000,000, secured by accounts receivable at an initial interest rate of LIBOR plus 3%. The initial term of the line is two years, which is renewable.

On March 14, the Company executed an agreement with Continental Mortgage Associates Limited (CMAL) for a $3,500,000 line of credit to be secured by fixed assets. The terms include an interest rate of 11.5% per year with 4.29 points due at acceptance for an initial term of three years.

Page 9
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Results of Operations

Three months ended December 31, 1996 Compared to three months ended September 30, 1996, as adjusted for acquisitions


Net patient revenues for the three months ended December 31, 1996 increased 16.5% to $2.5 million, as compared to $2.2 million for the comparable prior quarter. This increase is due to the addition of two primary care facilities and seasonal increases in other operations.

Total operating expenses for the three months ended December 31, 1996 increased 21.1% to $2.8 million, as compared to $2.3 million for the comparable prior quarter. This increase was primarily attributable to the increase in revenues from seasonal increases discussed above, the addition of two primary care facilities, the continued expansion and training of corporate staff, and the moving and expansion of the company's headquarters.

Total other income (expense) for the three months ended December 31, 1996 decreased 53.7% from a net other expense of $16,000 as compared to a net other income of $35,000 for the comparable prior quarter. This decrease is due to a gain of the sale of assets of $90,000 recognized in the prior quarter.


Liquidity and Capital Resources

Since the Company's inception, it has started to acquire healthcare providers, assemble a management team and infrastructure to support the expansion of the network, and manage certain other healthcare companies. This development has been funded by a private placement offering and bridge financing. In order to fund the future development of its healthcare provider network, enhance its existing network, and to acquire the information systems to track patient activity through the network, the Company will depend on the proceeds of the initial public offering, (IPO), except as disclosed in the use of proceeds section provided for in the registrant's SB-2 registration which became effective on February 13, 1997.

A primary source of the Company's liquidity will be derived from its accounts receivable, therefore it has selected and designed an information system which will link the network, maximize billing, and reduce the number of days of sales in accounts receivable. Additionally, the Company has obtained or executed a letter of intent to obtain lines of credit in the amount of $13,500,000, which will be secured by accounts receivable and fixed assets.

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-QSB:

                    See Exhibit Index on Page 12

(b) Reports On Form 8-K

No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           METROPOLITAN HEALTH NETWORKS, INC.

                                   Registrant





Date:  March 31, 1997                      /s/ Noel J. Guillama
       -----------------                   ----------------------------

                                           Noel J. Guillama
                                           Chairman, President, Chief
                                           Executive and Operating Officer







Date:  March 31, 1997                      /s/ Donald B. Cohen
       -----------------                   ----------------------------

                                           Donald B. Cohen
                                           Executive Vice President, Chief
                                           Finance Officer, Treasurer,
                                           Director

                                EXHIBIT INDEX


       Number                    Description
       ------                    -----------

        (27)                  Financial Data Schedule