Form 10QSB
period 1997-03-31
METROPOLITAN HEALTH NETWORKS INC
filed 1997-05-15
CIK 1009379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Yes  X    No  ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of May 14, 1997
                  -----                 ------------------------------

    Common Stock, par value $0.001                 1,385,729

                       METROPOLITAN HEALTH NETWORKS, INC.

                                      INDEX


                                                                        Page No.
                                                                       --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheet-
             March 31, 1997                                                3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            March 31, 1997 and December 31, 1996                           4

          Condensed Consolidated Statements of
            Operations for the Nine Months Ended
            March 31, 1997                                                 5

          Condensed Consolidated Statements of
            Cash Flows for the Nine Months Ended
            March 31, 1997                                                 6-7

          Notes to Condensed Consolidated
            Financial Statements                                           8

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                  9


PART II.  OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K                                 10


SIGNATURES                                                                 11

EXHIBIT INDEX                                                              12

              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  March 31,
                                                    1997
                                                    ----
                       ASSETS
CURRENT ASSETS:
Cash                                               2,549,626
Accounts receivable, net                           2,985,495
Deferred acquisition costs                           120,329
Other current assets                                 395,546
                                                ------------
Total current assets                               6,050,996

PROPERTY AND EQUIPMENT, net                        4,185,643

NOTE RECEIVABLE, net                                 245,807

GOODWILL, net                                      2,477,974

OTHER ASSETS                                         365,146
                                                ------------
TOTAL                                           $ 13,325,566
                                                ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses           $  1,242,060
Line of credit facility                              469,706
Current maturities of capital lease obligations    1,095,867
Notes payable                                      1,239,148
                                                ------------
Total current liabilities                          4,046,781

LONG TERM NOTES PAYABLE                               59,006

CAPITAL LEASE OBLIGATIONS                          2,220,835

MINORITY INTEREST                                      4,406
                                                ------------
Total liabilities                                  6,331,028
                                                ------------
COMMITMENTS AND CONTINGENCIES
               STOCKHOLDERS' EQUITY:
Common stock, par value $.001 per share:
  40,000,000 shares authorized;
  5,103,000 shares issued and outstanding              5,103
Additional paid-in capital                         7,597,991
Retained earnings (deficit)                         (608,556)
                                                ------------
Total stockholders' equity                         6,994,538
                                                ------------
TOTAL                                           $ 13,325,566
                                                ============
      See notes to condensed consolidated financial statements--unaudited.

              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 For the Three Months Ended
                                                ---------------------------
                                                  March 31,    December 31,
                                                    1997           1996
                                                    ----           ----
REVENUES:
Net patient revenues                            $  2,574,182   $  2,517,533
                                                ------------   ------------
Total                                              2,574,182      2,517,533
                                                ------------   ------------
EXPENSES:
Salaries and benefits                              1,142,168      1,291,872
Depreciation and amortization                        173,062        170,700
General and administrative                         1,244,607      1,361,757
                                                ------------   ------------
Total                                              2,559,837      2,824,329
                                                ------------   ------------
INCOME (LOSS) FROM OPERATIONS                         14,345       (306,796)
                                                ------------   ------------
OTHER INCOME (EXPENSE):
Interest expense                                     (93,181)       (23,123)
Other income                                          18,341          6,958
                                                ------------   ------------
Total                                                (74,840)       (16,165)
                                                ------------   ------------

NET LOSS                                       $      60,495   $    322,961
                                                ============   ============


NET LOSS PER COMMON SHARE                             $ 0.01         $ 0.08
                                                      ======         ======


      See notes to condensed consolidated financial statements--unaudited.

              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                         For the Nine Months Ended
                                        ---------------------------
                                                  March 31,
                                                    1997
                                                    ----
REVENUES:
Net patient revenues                            $  5,603,941
                                                ------------
Total                                              5,603,941
                                                ------------
EXPENSES:
Salaries and benefits                              2,692,223
Provision for bad debts                              172,043
Depreciation and amortization                        389,511
General and administrative                         2,799,566
                                                ------------
Total                                              6,053,343
                                                ------------
LOSS FROM OPERATIONS                                 449,402
                                                ------------
OTHER INCOME (EXPENSE):
Gain on sale of assets                                90,000
Interest expense                                    (148,760)
Other income                                          28,115
                                                ------------
Total                                                (30,645)
                                                ------------

NET LOSS                                        $    480,047
                                                ============


NET LOSS PER COMMON SHARE                             $ 0.09
                                                      ======


      See notes to condensed consolidated financial statements--unaudited.

              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                             For the Nine Months Ended
                                            ---------------------------
                                                  March 31,
                                                    1997
                                                    ----
Increase (Decrease) in Cash and equivalents from:

OPERATING ACTIVITIES:
Net Loss                                        $   (480,047)
Adjustments to reconcile net cash provided
 by operating activities:
    Depreciation and amortization                    389,511
    Provision for bad debts                           72,043
    Provision for uncollectible note receivable      100,000
    Management fees                                 (145,433)
    Net amortization of discount                       7,744
Changes in assets and liabilities:
    Accounts receivable, net                        (733,420)
    Other current assets                             417,688
    Other assets                                     (64,312)
    Accounts payable and accrued expenses            110,930
                                                ------------
Net cash used in operating activities               (325,296)
                                                ------------
INVESTING ACTIVITIES:
Capital expenditures                                (103,238)
Deferred acquisition costs                           (17,064)
Collections on note receivable                         3,415
Acquisition of note receivable                       (15,000)
Cash balance of Companies acquired                   170,098
                                                ------------
Net cash used in investing activities                 38,211
                                                ------------
FINANCING ACTIVITIES:
Borrowing on bank lines-of-credit                   (208,369)
Deferred offering costs                               33,645
Repayments of capital lease obligations             (172,403)
Proceeds from issuance of common stock             2,885,023
                                                ------------
Net cash provided by financing activities          2,537,896
                                                ------------

NET DECREASE IN CASH                               2,250,811

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD          298,815
                                                ------------
CASH AND EQUIVALENTS AT END OF PERIOD           $  2,549,626
                                                ============

Supplemental Disclosures:
  Interest paid                                 $    148,760
                                                ============
  Income taxes paid                             $     ---
                                                ============

      See notes to condensed consolidated financial statements--unaudited.

              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

On September 1, 1996 Metropolitan Health Networks, Inc., (MHNI) acquired 100% of Nuclear Magnetic Imaging, Inc. (NMI) and a constructive 971/2% interest in Magnetic Imaging Systems, I, Ltd. (MIS). On October 1, 1996 MHNI acquired 100% of Datascan of Florida, Inc. (Datascan). On October 15, 1996 MHNI acquired certain assets and assumed certain liabilities from International Family Healthcare Center, Inc. (IFHC). On March 11, 1997 MHNI acquired 100% of Paul Wand, Inc. (Wand). A summary of the acquisitions are as follows:


Consideration:                           NMI/MIS   DATASCAN   IFHC     WAND
  Fair value of stock issued         $ 1,755,000  $900,000 $150,000  $225,000
  Issuance of notes payable              575,923    40,000  150,000       ---
  Cash payments                                                       125,000
  Other costs incurred                   103,366    33,185    6,845
    Total consideration                2,434,289   973,185  306,845   350,000

Acquisitions:
Assets minus liabilities stated
   at fair value                           6,278   905,366  201,201   350,000
Minority interest                         (4,406)    ---      ---       ---
  Fair Value of identifiable assets,
     net of liabilities                    1,872   905,366  201,201   350,000
                                           ----------------------------------

Amount recorded as goodwill            2,432,417    67,819    ---       ---
                                       ======================================
Amount recorded as trade name             ---        ---    105,644       ---
                                       ======================================

The Company incurred capital lease obligations of $790,834 on a purchase of machinery.


      See notes to condensed consolidated financial statements--unaudited.

     METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS--Unaudited

1. The accompanying condensed consolidated balance sheet of Metropolitan Health Networks, Inc. ("Metropolitan" or the "Company") as of March 31, 1997, the related condensed consolidated statements of operations for the three months ended March 31, 1997 and December 31, 1996 and the nine months ended March 31, 1997 and the condensed consolidated statements of cash flows for the nine months ended March 31, 1997 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjuction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1996 included in the Company's Form SB-2 filed with the Securities and Exchange Commission on February 12, 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-- The condensed consolidated financial statements include Metropolitan Health Networks, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

INITIAL PUBLIC OFFERING- The Company filed a registration statement concerning the sale of up to 825,000 shares of the Company's common stock to the public at an offering price of $6 per share and 1,650,000 warrants to purchase common stock for $0.15 per warrant, to be exercisable at $7 per share. The proceeds from the offering will be used to fund future acquisitions, fixed asset additions and for working capital purposes. The registration statement became effective February 13, 1997.

FINANCING- On March 10, the Company signed a letter of intent with Providers Financing and Systems, Inc. for a line of credit in the amount of $10,000,000, secured by accounts receivable at an initial interest rate of LIBOR plus 3%. The initial term of the line is two years, which is renewable.

On March 14, the Company executed an agreement with Continental Mortgage Associates Limited (CMAL) for a $3,500,000 line of credit to be secured by fixed assets. The term includes an interest rate of 11.5% per year with 4.29 points due at acceptance for an initial term of three years.

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

Results of Operations

Three  months ended March 31, 1997  Compared to three months ended  December 31,
1996

Net patient revenues for the three months ended March 31, 1997 remained relatively constant increasing 2.3% to $2.6 million, as compared to $2.5 million for the comparable prior quarter.

Total operating expenses for the three months ended March 31, 1997 decreased 9.4% to $2.6 million, as compared to $2.8 million for the comparable prior quarter. This decrease was primarily attributable to one time nonrecuring payments to officers and other employees of acquired entities prior to consumation of the acquisitions.

Total other income (expense) for the three months ended March 31, 1997 increased from a net other expense of $75,000 as compared to a net other expense of $16,000 for the comparable prior quarter. This increase is due to misclassifications of prior quarter's interest expense stated in general and administrative expenses.


Liquidity and Capital Resources

Since the Company's inception, it has started to acquire healthcare providers, assemble a management team and infrastructure to support the expansion of its healthcare provider network (network), and manage certain other healthcare companies. This development has been funded by a private placement offering and bridge financing. In order to fund the future development of its network, enhance its existing network, and to acquire the information systems to track patient activity through the network, the Company will initially depend on the proceeds of the initial public offering, (IPO). Thereafter, the Company will seek to utilize other sources of financiag including its own accounts receivable, accounts receivable financing and exercise of the outstanding warrants.

In particular, a primary source of the Company's liquidity will be derived from its accounts receivable, therefore it has selected and designed an information system which will link the network, maximize billing, and reduce the number of days of sales in accounts receivable. Additionally, the Company has obtained or executed a letter of intent to obtain lines of credit in the amount of $13,500,000, which will be secured by accounts receivable and fixed assets.

While the Company has not executed any new acquisition agreements and while no assurances are made as to the availability of financingdescribed above, management believes that its sources of financing will be adequate for at least the next twelve months.

PART II. OTHER INFORMATION
--------------------------


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-QSB:

                    See Exhibit Index on Page 12

(b) Reports On Form 8-K

On March 26, 1997, Form 8-K was filed reporting the acquisition of Paul Wand, Inc. As of the date of filing of the Current Report on Form 8-K, it was impracticable for the Registrant to provide the financial statements required. In accordance with Item 7 (a) (4) of Form 8-K, such unaudited financial statements shall be filed by amendment to this Form 8-K no later than 60 days after March 26, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           METROPOLITAN HEALTH NETWORKS, INC.

                                           Registrant





Date:  May 15, 1997                        /s/ Noel J. Guillama
       -----------------                   ----------------------------

                                           Noel J. Guillama
                                           Chairman, President, Chief
                                           Executive and Operating Officer







Date:  May 15, 1997                        /s/ Donald B. Cohen
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