Form 10KSB
period 1997-06-30
METROPOLITAN HEALTH NETWORKS INC
filed 1997-10-14
CIK 1009379

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 1997

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

      For the transition period from __________ to ____________


                             Commission file number
                                   0-28456

                       Metropolitan Health Networks, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              Florida                                  65-0635748
   -------------------------------        ------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

5100 Town Center Circle, Suite 560, Boca Raton, Florida           33486
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number: (561) 416-9484

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class
                          Common Stock, $.001 par value
                    Redeemable Common Stock Purchase Warrants

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes X  No
    ---   ---

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year:  $7,512,185

      The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the registrant was approximately $14,584,650 (computed using the closing price of $6.25 per share of Common Stock on October 10, 1997, as reported by NASDAQ, based on the assumption that directors and officers and more than 5% stockholders are affiliates).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)





There were 5,210,825 shares of the registrant's Common Stock, par value $.001 per share, and 2,764,500 of the registrant's Redeemable Common Stock Purchase Warrants outstanding on October 10, 1997.


                   DOCUMENTS INCORPORATED BY REFERENCE


                                  None.


Transitional Small Business Disclosure Format (Check One): Yes No X

                                       PART I


ITEM 1. DESCRIPTION OF BUSINESS.


      Metropolitan Health Networks, Inc. (the "Company") was incorporated in the State of Florida in January 1996 for the purpose of developing a vertically and horizontally integrated health care delivery network (the "Network"). The Network will provide primary and subspecialty physician care as well as diagnostic and therapeutic services.


      The Company is seeking to develop its Network through the acquisition, expansion and integration of (i) physician care practices (the "Physician Practices") together with (ii) laboratories, pharmacies and diagnostic and rehabilitation centers ("Ancillary Services").


      The Company is organized, in principal part, as a multi-county vertically and horizontally integrated medical group practice. As such, all of the physicians to be employed by the Company will provide an aggregate minimum of 75% of their services through the group practice and all physician services are to be billed under one common Medicare provider number. The Company believes it will meet all government requirements of a "group practice" to avail itself of benefits available to group practices under Florida and federal laws.


      The Company's goal through its Network is to provide quality, cost effective and outcome oriented health care in Dade, Broward and Palm Beach Counties, Florida, a tri-county area with a population in excess of four million.


INDUSTRY


      GENERAL. The Health Care Financing Administration estimates that national health care spending in the United States in 1994 was approximately $1 trillion, with approximately $200 billion directly attributable to physician services and another $612 billion under physician direction. Health care spending in the tri-county Florida region was estimated to be $16 billion. Historically, patients in need of medical care went directly to a specialist who typically provided service on an inpatient basis. In the 1980's and early 1990's, managed care entities began assuming a significant role by contracting with health care providers on a capitated basis. At the same time, HMOs began to encourage the use of alternate-site facilities (sites other than hospitals).


      As a result of the trends toward increased HMO enrollment and physician membership in group medical practices, health care providers have sought to reorganize themselves into health care delivery systems that are better suited to the managed care environment. The Company believes that physician groups are joining with hospitals and other institutional providers in various ways to create vertically and horizontally integrated delivery systems which provide medical and hospital services ranging from community based primary medical care to specialized inpatient services through single coordinated delivery systems. These health care delivery systems contract with HMOs to provide hospital and medical services to enrollees under full risk contracts, under which providers assume the obligation of providing both the professional and institutional components of covered health care services to the enrollees for predetermined fixed per capita payments.


      In order to compete effectively in such an emerging environment, physicians are concluding that they must have control over the delivery and financial impact of a broader range of health care services. To this end, groups of independent physicians and medium to large medical groups are taking steps to assume responsibility and risk for health care services which they do not provide. The Company believes that physicians are increasingly abandoning traditional private practice in favor of affiliations with larger organizations which offer skilled and innovative management, information systems and capital resources. The Company believes that many payors and their intermediaries, including governmental entities and HMOs are increasingly looking to outside providers of physician services to develop and maintain quality outcomes, management programs and patient care data. The Company believes that physicians are increasingly turning to organizations such as the Company to provide the resources necessary to function effectively in a managed care environment


STRATEGY


      The Company's strategy is to develop and expand a locally prominent, integrated health care delivery network in Dade, Broward and Palm Beach counties Florida within a medical group practice structure, that provides a high quality and cost-effective health care delivery system. The Company's principal strategy for developing and expanding its network is through the acquisition of (through purchases, merger or otherwise) or affiliation with physicians, medical groups, and other health care providers in the South Florida market. The Company seeks to acquire or otherwise affiliate with physician groups and other providers in their local markets with reputations for providing quality cost effective healthcare services. The Company also seeks to acquire Ancillary Services, including laboratories, pharmacies and diagnostic and rehabilitation centers within its group practice structure. The Company believes that by increasing marketing activities, enhancing patient service and improving the accessibility of care, it will increase the Company's market share. The Company also believes strategic alliances with hospitals and health plans will improve the delivery of managed health care. The Company also believes that by the consolidation of management and administrative services that its costs should be reduced.

OVERVIEW OF THE NETWORK


  Medical Group Expansion


      The Company is developing its Network mostly through the acquisition of a broad range of multi-disciplinary physicians. These will range from primary care through highly specialized sub-specialists. These physicians, once acquired, will be merged directly into the medical group and form part of the group's medical staff, where they will share all of the resources of the group and increase the cross-referral of all physicians within the group.


      In the South Florida region, the Company has primarily targeted multi-specialty medical groups that are comprised of four to thirty physicians. The Company will seek to purchase the medical groups or to enter into long term management agreements with the affiliated physician groups (see below). The Company believes the key to its growth will be its ability to greatly improve and expand the health care services provided through its medical groups, to enhance operating efficiency and profits of the medical group and to earn and maintain the trust and confidence of the physicians associated with the Network.

  Practice Management Activities


      In situations where the Company is unable to or does not desire to purchase a medical group, it will seek to enter into contractual arrangements with the medical group that will allow the Company to receive substantially all of the benefits of ownership without the additional capital.


      The Company believes that as the health care industry continues to become more complex, the administrative needs of medical groups will best be served by professional managers. Under these types of contractual arrangements the Company would acquire from the medical group substantially all of the groups medically related assets and the Company would function as a management services organization (MSO). The medical group, independent of the Company's own medical group, could then enter into a 20 to 40-year service agreement with the Company to have the Company provide all or part of the front and back office functions of the medical group. The Company will provide the physicians and groups with the equipment and facilities used in its medical practices, manage practice operations and employ substantially all the practices' non-physician personnel exclusive of those required by law to be employed by the practices. The physicians will continue to be responsible for all the decisions regarding patient health care, including diagnosis, treatment, surgery and therapy. The Company believes the fees retained by the Company would range from 30% to 70% of the medical groups' net collections depending on the size and specialty of the medical group.


  Independent Practice Associations


      The Company does not now own or manage any independent practice associations ("IPAs"). However, the Company anticipates organizing, managing and/or purchasing an IPA management company in the future to complete its network. An IPA allows an individual practitioner to access patients in his/her area through contracting with HMOs without having to join a group practice or sign exclusive contracts, and also coordinates utilization review and quality assurance programs for its affiliated physicians. In addition to providing access to HMO contracts, an IPA offers other benefits to the physicians seeking to remain independent, including enhanced risk sharing arrangements and access to other strategic alliances within the Company's network. The Company believes the IPAs will enable it to increase HMO market share with relative low risk because of the low incremental investment required to recruit additional physicians. The Company believes an IPA management company negotiates both managed care contracts and discounted fees for service contracts and collects a percentage of total revenues on the contract plus fees for providing billing and collection functions. An IPA can also provide substantial savings to physicians by pooling purchasing and insurance on behalf of physician members. Usually the IPA Management Company collects a percentage of the savings generated for physicians.

  Ancillary Service Groups


      The Company currently provides certain ancillary services, mostly diagnostic and rehabilitation services. The Company intends to expand these services both by acquisition and internal growth to cover the entire targeted area as well as expand into additional ancillary services. The Company expects that these Ancillary Services will complement the services provided by the Physician Practices and the other Ancillary Services owned or acquired by the Company. The Company intends to acquire those Ancillary Services which will permit the Network to expand and provide services needed by patients. Through an association of administrative services, as well as facilities, the Company believes that it can increase revenues and profitability. As of the date hereof, the Company has acquired (i) Magnetic Resonance Imaging Center ("MRI"), a fixed and mobile magnetic resonance imagery business which is engaged in performing and reading magnetic resonance images for patients primarily located in South Florida, and (ii) Datascan of Florida, Inc., a mobile diagnostic services company which provides nerve conduction, vascular and ultrasound studies in South Florida.


  HMO Arrangements


      The Company intends to have a portion of its revenues derived from agreements with Health Management Organizations ("HMOs") that provide for the receipt of capitated fees. Capitated fees are negotiated fees that stipulate a specific dollar amount or a percentage of total premium collected by an insurer or payor source to cover the partial or complete healthcare services deliveries to a person. The fees are determined on a per capita basis paid monthly by managed care organizations. HMO enrollees may come from the integration or acquisition of healthcare providing entities, additional affiliated physicians and acquire and increase enrollment in HMOs currently contracting with the Company through its Physician Practices and Ancillary Services or from agreements with new HMOs. The Company intends to enter into HMO agreements which generally will be for one-year terms and subject to annual negotiation of rates, covered benefits and other terms and conditions. HMO agreements are often negotiated and executed in arrears. There can be no assurance that such agreements will be entered into, renewed or, if entered into and/or renewed, that they will contain these favorable reimbursement terms to the Company and its affiliated providers. There can be no assurance that the Company will be successful in identifying, acquiring and integrating HMO entities or in increasing the number of HMO enrollees. Once acquired a decline in enrollees in HMOs could also have a material adverse effect on the Company's profitability.


      Under the HMO agreements, the Company, through its affiliated providers, will generally be responsible for the provision of all covered hospital benefits, as well as outpatient benefits, regardless of whether the affiliated providers directly provide the healthcare services associated with the covered benefits. To the extent that enrollees require more care than is anticipated or require supplemental healthcare which is not otherwise reimbursed by the HMO, aggregate capitation rates may be insufficient to cover the costs associated with the treatment of enrollees. If revenue is insufficient to cover costs, the Company's operating results could be adversely affected. As a result, the success of the Company will depend in large part on the effective management of health care costs through various methods, including utilization management, competitive pricing for purchased services and favorable agreements with payers. Recently, many providers, including the Company, have experienced pricing pressures with respect to negotiations with HMOs. In addition, the Company believes that employer groups are becoming increasingly successful in negotiating reductions in the growth of premiums paid for their employees' health insurance, which tends to depress the reimbursement for health care services. At the same time, employer groups are demanding higher accountability from payers and providers of health care services with respect to measurable accessibility, quality and service. If these trends continue, the cost of providing healthcare services could increase while the level of reimbursement could grow at a significant lower rate. There can be no assurance that these pricing pressures will not have a material adverse effect on the operating results of the Company. Changes in health care practices, inflation, new technologies, major epidemics, natural disasters and numerous other factors affecting the delivery and cost of health care are beyond the control of the Company and may adversely affect its operating results.


      The Company currently only has discounts for service arrangements with managed care companies. These arrangements place no additional financial risk to the Company. In all cases there are either negotiated flat, mutually agreed upon rates for covered services, usually calling for a discount of 30% from usual and customary charges, or a call for payment at a percentage of Medicare allowable rates (ranging from 100% to 150%). The Company, however, intends to enter into full risk managed care agreements within the next six (6) months and at such time will be subject to additional financial risk. The Company believes that in the next 12 months it may be receiving approximately 10% in revenues from managed care agreements and 20%-25% in two years.


PHYSICIAN PRACTICES ACQUIRED


      The Company, on March 12, 1997 acquired the clinical practice of Dr. Paul Wand, M.D., P.A. ("Wand Practice"). Dr. Wand is a neurologist who began his practice in South Florida in 1982, and who, in addition to his practice conducts certain research in the field of head injuries. Dr. Wand is currently planning clinical trials to obtain FDA approval in the treatment of traumatic brain injuries with a drug that has been previously approved by the FDA for treatment of patients with other diagnosis.

      Pursuant to the terms of the acquisition, the Company, through a wholly-owned subsidiary, acquired by merger the Wand Practice for consideration of 75,000 shares of Common Stock and $125,000 in cash. In addition, if the earnings before interest, taxes, depreciation and amortization ("EBITDA") of the Wand Practice for the twelve months ended June 30, 1997 and 1998 is determined to have equaled or exceeded $75,500, the Company shall deliver up to 37,500 additional shares of Common Stock of the Company upon each such occurrence. No additional consideration for the Wand practice is due for the 12 month period ended June 30, 1997. In addition, and as part of the acquisition, the Company entered into a five year employment contract with Dr. Wand with a base compensation of $200,000 per year and a potential to receive a bonus in the amount of 10% of the total practice revenues. Dr. Wand has agreed not to compete or solicit patients or referring sources to the Company for a period of two years following the termination of his employment agreement.


      Effective July 1, 1997, the Company, through a wholly-owned subsidiary of the Company, acquired General Medical Associates, Inc. ("GMA"). GMA was owned by Martin Harrison, M.D. ("Harrison"). Pursuant to the merger agreement, the Company paid (i) $300,000 in cash; (ii) a $400,000 8% promissory note with interest and principal due monthly in an eleven month period commencing on September 5, 1997; (iii) 523,077 shares of Common Stock of the Company, 156,923 shares of which can be earned by Harrison based upon the annual performance of GMA. If the earnings before interest, taxes, depreciation and amortization ("EBITDA") of GMA for the years ended June 30, 1998 and 1999 equals or exceeds 80% of GMA's EBITDA, the twelve months ended June 30, 1997 (the "Targeted Amount"), there shall be released from escrow 104,615 and 52,308, respectively, additional shares of the Common Stock of the Company upon each occurrence. In the event, however, that the EBITDA is less than the Targeted Amount, Harrison is entitled to receive additional shares of the Company, as determined based upon a sliding scale down to 60%.


      The Company has warranted to Harrison that if the gross proceeds of the sale by Harrison, of up to 200,000 shares (over a period of time beginning July 1, 1998 and ending February 13, 1999) of the Company's Common Stock received in the Merger, is less than $6.50 per share, the Company shall make up such deficiency in cash. In the event the Company's Common Stock trades over $7.50 per share during any fifteen (15) day period in a calendar month, the price protection shall be eliminated in 25,000 share blocks. The Company has also guaranteed Harrison price per share protection in the event that the Company's Common Stock trades at an average of less than $6.50 per share for any twenty
(20) day period beginning on August 1, 1999 and ending October 1, 1999, Harrison shall receive additional shares of Company Common Stock determined by dividing $3,400,000 (less certain shares sold x $6.50) by the lowest closing bid price over such 20 day period and deducting 523,077 (subject to adjustment). In addition, Harrison has been granted a security interest in GMA's receivables, to secure the Company's obligations under the promissory note and the price protection guarantee.

      GMA is a multi-specialty group with components of neurology and physiatry, in addition to chiropractic physicians, licensed massage therapists and additional ancillary services. GMA uses both staff and subcontracting services to provide the healthcare services and currently has three physicians, two massage therapists, two medical assistants, one x-ray technician and two electro-diagnostic technicians who perform nerve studies. GMA provides full-service medical evaluations including x-rays, EKG, minor surgical procedures as well as physical therapy and clerical and billing support persons. GMA currently sees approximately 300 patients per week in its facilities and has over 3,000 active charts.


      Subsequent to the acquisition, information concerning the valuation of certain assets has come to the attention of the Company. Presently, the Company is unable to quantify such information and is consulting with its counsel to determine the significance and effect of such information on the financial statements of the Company, subsequent to consummation of the GMA acquisition.


      On October 15, 1996 the Company acquired pursuant to an asset purchase agreement ("International Agreement") certain medically related assets of International Family Healthcare Centers, Inc. ("International") from Emergency Care Services, Inc. ("ECSI"). The assets consist primarily of two medical clinics one located in North Miami Beach and the second located in Aventura, Florida. The Company had previously entered into a management agreement effective April 23, 1996 to operate the facilities of International. Under the International Agreement, the Company purchased the assets for 50,000 shares of its Common Stock and the issuance of an 8% promissory note ("International Note") in the amount of $150,000. The final payment of $11,503.63 was made on September 24, 1997.


DIAGNOSTIC SERVICES


      The Company, through its group practice, owns a full range of fixed-site and mobile diagnostic services. These will include x-ray, MRIs, CT, neuro
diagnostic   equipment,   vascular  studies,   nuclear  equipment,   ultrasound,
echocardiograph, Holter monitors and others. As a group practice, the Company may own and benefit from historically profitable ancillary services for patients of the group as well as, under current interpretations of state and federal laws, patients referred to the Company by other physicians and providers not associated with the Company. This ability to own and refer patients for ancillary services is significantly restricted for physicians not in group practices by both state and federal health care laws, thus the Company believes it will enjoy a competitive advantage over other health care providers and physicians. The Company believes many self-insured employers and third party payors have determined that the delivery of services in an outpatient environment is often less costly than the provision of the identical services on an inpatient basis. Consequently, some payors insist that services be obtained solely on an outpatient basis where medically appropriate and contract with diagnostic imaging centers for the provision of these services.

ACQUIRED ANCILLARY SERVICES


      Effective September 1, 1996, the Company acquired 100% of the operating assets of Nuclear Magnetic Imaging, Inc. ("NMI") and 97.5% of Magnetic Imaging Systems I, Ltd. ("MIS"), which jointly operate as MRI Scan Center. The MRI Scan Center, which began operations in 1984, performs approximately 9,000 procedures per year. In May 1986, the MRI Scan Center began providing mobile MRI services to outpatient facilities and to hospitals. The MRI Scan Center currently operates at three locations, two in Fort Lauderdale and one in Coral Gables, Florida. The MRI Scanner uses a highly technical process called magnetic resonance imaging, which utilizes an extremely powerful magnetic field, radio waves and computers to produce images of the body. While the patient is in the magnetic field, radio waves stimulate the hydrogen molecules in the body to give off their own signals. This information is fed through numerous computers, which map the action and properties of the molecules. Images of the body are constructed which display biochemistry of tissue as a picture. The MRI procedure was approved by the Food and Drug Administration in the early 1980's. The MRI Scanner differentiates between healthy tissue, tumors, fatty tissues and muscles. This means that many uncomfortable tests, certain types of exploratory surgeries, some biopsies, angiograms, mammographies and others, can be safely replaced by MRIs. In most cases, a clear image is produced with no discomfort to the patient or costly hospitalization.


      Effective September 1, 1996, under two separate agreements with certain limited partners of Magnetic Imaging Systems I, Ltd. (MIS), the Company acquired each such partner's 4.75% interest in MIS in exchange for $30,000 in notes payable and 7,500 shares of the Company's Common Stock, each.


      Under a third agreement dated September 1, 1996 (MRI Agreement) between Dr. Robert Kagan, who was a 28.5% limited partner in MIS and the sole shareholder of Nuclear Magnetic Imaging, Inc. (NMI), the 59.5% general partner in MIS (combined, MRI Group), the Company acquired 100% of NMI and the MRI shareholders' 28.5% interest in MIS (resulting in a total interest in MIS of 97.5%), for consideration of 550,000 shares of Common Stock of the Company and the issuance of a $400,000 note bearing interest for 6.5%, $200,000 was paid during April 1997, and the remaining $200,000 plus accrued interest on or before April 1, 1998. The MRI Agreement also provides for the issuance of up to an additional 400,000 shares to the MRI Group as follows: if the EBITDA of the MRI Group for the twelve months ended June 30, 1997 and 1998 is determined to have exceeded $1.2 million and $1.5 million respectively, the Company shall deliver 200,000 additional shares of Common Stock of the Company upon each such occurrence. The MRI Scan Center did not meet its EBITDA requirement for the 12 month period ended June 30, 1997. The Company agreed to extend the EBITDA threshold for earning the bonus share, to be cumulative at the end of the second year.

      On August 21, 1997, the Company offered to convert any, or a portion, of the limited partnership units purchased by the MRI Scan Center in 1993 and 1994, into the Company's common stock. The Company's offer was to allow the note holders to convert any amount due into the appropriate amount of the Company's Common Stock at a 25% discount to the market value of the Company's shares, based on the closing price for the Company's Common Stock on the date they notified the Company of acceptance of the conversion option. The Company's shares were issued as legend shares and will not be eligible for sale in the open market for 12 months from the date of issue under SEC Rule 144. The Company warranted that at the time the restrictive legend is removed, the price of the common stock will be no lower than the price on the conversion date, or the Company will make up any shortfall in stock or cash. A total of $60,000 has been converted to date at an average price of $4.39 per share.


      The Company has warranted that the cumulative shares represented in the MRI Agreement will be worth no less than 10 times the pre-tax earnings of the combined consolidated companies following 12 and 24 months from the time of acquisitions. If the average closing price of the Company's Common Stock for the ten days prior to the years ended June 30, 1997 and 1998, multiplied by 550,000 plus the number of any contingent shares earned ("Trading Value") is less than ten times the pretax earnings of the MRI Group for each respective twelve month period, the Company must deliver additional shares such that the Trading Value is equal to ten times, or pay the NMI and MRI shareholders the difference in cash. Additionally, as part of the acquisition, Dr. Kagan received an employment contract which calls for payment of $600,000 per year and a percentage of the adjusted revenues of NMI jointly not to exceed 15% of all revenue generated by NMI. The 5-year employment contract in addition, calls for numerous non-solicitation and non-compete provisions that will prohibit Dr. Kagan from competing with the Company for a period of no less than two (2) years following termination.


      On September 26, 1996, effective October 1, 1996, pursuant to a stock purchase agreement ("Datascan Agreement") the Company acquired Datascan of Florida, Inc. and Datascan Southeast, Inc., mobile and fixed site diagnostic testing companies servicing Dade, Broward and Palm Beach Counties (collectively, "Datascan"). Datascan was organized in May 1981 in Fort Lauderdale, Florida. Datascan serves its patients from mobile facilities providing services directly to the physicians' offices. Datascan has currently 32 employees and provides ultrasound procedures including echocardiography, cardiac Doppler, colorflow mapping, transesophogeal echocardiography and stress echocardiography and carotid artery, abdominal, transrectal and transvaginal ultrasound, small parts imaging and peripheral vascular ultrasound. It also provides Holter monitoring, event monitoring, EKG and pacemaker checks, in addition to nuclear cardiac imaging. The Company sees approximately 17,000 patients per year, with 32,000 procedure codes billed in 1995. The payor mix for the Company is approximately 40% Medicare, 20% private insurance and 40% managed care. Its referral source includes over 400 local physicians and hospitals.

      Under the Datascan Agreement, the Company acquired all of the outstanding stock and ownership interest in Datascan for consideration of 300,000 shares of Common Stock of the Company. The Datascan Agreement also provides for the issuance of up to an additional 200,000 shares to the Datascan shareholders as follows: if the EBITDA of Datascan for the twelve months ended June 30, 1997 and 1998 is determined to have equaled or exceeded $288,000 and $313,894 respectively, and if certain Datascan shareholders continue employment (subject to certain exceptions) the Company shall deliver 100,000 additional shares of Common Stock of the Company to the Datascan shareholders upon each such occurrence. Kenneth J. Hall, a director of the Company was an approximately 50% shareholder of Datascan, with the other principal shareholder of Datascan, Michael P. Goldstein, Group Vice President of the Company, a 29% stockholder of Datascan and at the time of acquisition a Vice President of Datascan. In the event, however, that EBITDA does not equal or exceed $288,000 in the twelve months ended June 30, 1997, but it equals or exceeds $602,532 for the twenty-four months ended June 30, 1998, the Company will deliver up to 200,000 additional shares. Datascan met its EBITDA requirement for the 12 month period ended June 30, 1997. The Company, in addition, agreed to enter into employment contracts with the principals of Datascan that in part calls for an employment contract with a base salary of $200,000 per year, plus a bonus to be paid in combination of cash and/or stock to be negotiated.


      In addition, the Datascan Agreement provides that, if the Company merges, consolidates or otherwise reorganizes and such transaction results in the Company not being the surviving corporation, depending upon when such transaction occurs, additional consideration may be due. Specifically, if during the twelve month period ended June 30, 1997, the EBITDA of Datascan for the most recent three months (at the point in time as such transaction occurs) is determined to have equaled or exceeded $72,000, the Company will deliver an additional 200,000 shares and further, if such transaction occurs subsequent to June 30, 1997 but prior to June 30, 1998, and both the EBITDA for the twelve months ended June 30, 1997 equaled or exceeded $288,000 and the average monthly EBITDA for the prior months in the period equals or exceeds $26,157, the Company shall deliver 100,000 additional shares of Common Stock to the Datascan shareholders.


      All the Acquisitions to date were accounted for under the "purchase" method of accounting.


MANAGEMENT INFORMATION SYSTEMS


      The Company has begun to install and maintain integrated information systems to support its growth and acquisition plans. The Company believes that effective and efficient access to key clinical patient data is crucial in improving costs and quality outcomes. The Company will utilize its information systems to improve productivity, manage complex reimbursement procedures, measure patient care satisfaction and outcomes of care, and integrate information from multiple facilities throughout the care spectrum. The Company's overall information systems will be designed to be modular and flexible. The Company has selected a partner to provide the information systems that will, in part, allow the Company to track physician utilization, outcomes management, patient scheduling and tracking and most importantly, managed care plan processing.


      The Company, through its wholly owned subsidiary MetBilling Group, Inc. has invested over $500,000 in setting up the information and billing systems for the Company. The services of MetBilling have been and will continue to be provided to all of the Company's acquisitions and the general medical community. As of this date the Company is providing billing services to various non-Company owned facilities and expansion of outside services is anticipated.


COMPETITION


      The health care industry is highly competitive. The industry is also subject to continuing changes in the provision of services and the selection and compensation of providers. In addition, certain companies, including hospitals and insurers, are expanding their presence in the physician management market. The Company's operations will compete with national, regional and local companies in providing its services. Many of the Company's competitors are larger and better capitalized to provide a wider variety of services, may have greater experience in providing health care management services and may have longer established relationships with buyers of such services.


GOVERNMENT REGULATION


      As a participant in the health care industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company intends to structure its operations to be in material compliance with applicable laws. Nevertheless, because of the uniqueness of the structure of the relationship of the Physician Practices and Ancillary Services owned or acquired by the Company, many aspects of the Company's actual and proposed business operations have not been the subject of state or federal regulatory interpretation and there can be no assurance that a review of the Company's or the affiliated physicians' business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or the affiliated physicians or that the health care regulatory environment will not change so as to restrict the Company's or the affiliated physicians' existing operations or their expansion.


      The federal Medicare program adopted a system of reimbursement of physician services, known as the resource based relative value scale schedule ("RBRVS"), which took effect in 1992 and is expected to be fully implemented by

December 31, 1996. The government revises the RBRVS Physician Fee Schedule annually. The Company expects that the RBRVS fee schedule and other future changes in Medicare reimbursement will result in some cases in a reduction and in some cases in an increase from historical levels in the per patient Medicare revenue received by physicians affiliated with the Company. However, the Company does not believe such reductions will result in a material adverse change in the Company's operating results, although there can be no assurance that this will be the case.


      The laws of many states prohibit business corporations such as the Company from practicing medicine and employing physicians to practice medicine. In Florida, non-licensed persons or entities, such as the Company, are prohibited from engaging in the practice of medicine directly; however, Florida does not prohibit such non-licensed persons or entities from employing or otherwise retaining licensed physicians to practice medicine, so long as the Company does not interfere with the physicians' exercise of independent medical judgment in the treatment of patients. The Company believes it is not in violation of applicable Florida law relating to the practice of medicine. The laws in most states, including Florida, regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that the Company's activities will be found to be in compliance, if challenged.


      There are also state and federal civil and criminal statutes imposing substantial penalties, including civil and criminal fines and imprisonment, administrative sanctions and possible exclusion from Medicare and other governmental programs on health care providers that fraudulently or wrongfully bill governmental or other third-party payers for health care services. The federal law prohibiting false billings allows a private person to bring a civil action in the name of the United States government for violations of its provisions. Moreover, technical Medicare and other reimbursement rules affect the structure of physician and ancillary billing arrangements. The Company believes it is in material compliance with such laws, but there is no assurance that the Company's activities will not be challenged or scrutinized by courts or governmental authorities. Noncompliance with such laws may adversely affect the operation of the Company and subject it to penalties and additional costs.


      Certain provisions of the Social Security Act, commonly referred to as the "Anti-Kickback Statute," prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. The Anti-Kickback Statute is broad in scope and has been broadly interpreted by courts in many jurisdictions. Read literally, the statute places at risk many business arrangements, potentially subjecting such arrangements to lengthy, expensive investigations and prosecutions initiated by federal and state governmental officials.

Violation of the Anti-Kickback Statute is a felony, punishable by significant fines and/or imprisonment. In addition, the Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs.


      In July 1991 and November 1992, in part to address concerns regarding the Anti-Kickback Statute, the federal government published regulations that provide exceptions, or "safe harbors," for sections that will be deemed not to violate the Anti-Kickback Statute. Although the Company believes that it is not in violation of the Anti-Kickback Statute, its operations do not fit within any of the existing or proposed safe harbors, and, accordingly, there can be no assurance that the Company's practices, if scrutinized, would not be found to be in violation of the statute, and any such finding could have a material adverse effect on the Company. Transactions outside of a safe harbor are not per se violations of the statute, but may be subject to government scrutiny on a case by case basis. Among the safe harbors included in the regulations were provisions relating to the sale of practitioner practices, management and personal services agreements, and employee relationships. Additional safe harbors were published in September 1993 offering new protections under the statute to eight activities, including referrals within group practices consisting of active investors. Proposed amendments to clarify these safe harbors were published in July 1994 which, if adopted, would cause substantive retroactive changes to the 1991 regulations.


      The new federal Health Insurance Portability and Accountability Act of 1996, signed into law on August 21, 1996, expands the government's resources to combat health care fraud, creates several new criminal health care offenses and establishes a new advisory opinion mechanism under which the Office of Inspector General is required to respond to requests for interpretation of the
Anti-Kickback Statute, in an effort to bring clarity and relief to the uncertainty of the Anti-Kickback Statute. Due to the newness of the legislation, it is impossible to predict the impact of the new law on the Company's operations.


      Florida has adopted state laws similar to the federal Anti-Kickback Statute prohibiting payments intended to induce referrals of all patients, regardless of payor source. The "Patient Brokering Law," effective October 1, 1996, makes it a crime for any person, including any health care provider or health care facility, to offer, pay, solicit, or receive any commissions, bonus, rebate, kickback, or bribe, directly or indirectly, overtly or covertly, in cash or in kind, or to engage in any split-fee arrangement, in any form whatsoever, to induce or in return for referring patients or patronage to or from a health care provider or health care facility, or to aid, abet, advise, or participate in any such act. There are exceptions to the Patient Brokering Law, including exceptions for any payment practice, discount, or waiver of payment not prohibited by the federal Anti-Kickback Statute or the safe harbor regulations, and certain payment, compensation, or financial arrangements within a group practice. The Company believes its activities fit within exceptions to the Patient Brokering Law, however, until the new law has been subjected to judicial and/or regulatory interpretations, there can be no assurances given that the Company's activities will be found to be in compliance, if challenged.


      Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective January 1, 1995, Stark II prohibits, subject to certain exceptions, including a group practice exception, a physician from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician or immediate family member has an ownership or investment interest or with which the physician has entered into a compensation arrangement. The designated health services include clinical laboratory services, radiology and other diagnostic services, radiation therapy services, physical and occupational therapy services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics, outpatient prescription drugs, home health services, and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." The Stark legislation is broad and ambiguous. Interpretive regulations clarifying the provisions of Stark II have not been issued. Florida has also enacted similar self-referral laws. The Florida Patient Self-Referral Act of 1992 severely restricts patient referrals for certain services by physicians with ownership or investment interests, requires disclosure of physician ownership in businesses to which patients are referred and places other regulations on health care providers. While the Company believes it is in compliance with the Florida and Stark legislation, and their exceptions, future laws, regulations or interpretations of current law could require the Company to modify the form of its relationships with physicians and ancillary service providers. Moreover, the violation of Stark I or II or the Florida Patient Self-Referral Law of 1992 by the Company's Physician group could result in significant fines and loss of reimbursement which would adversely affect the Company.


      As a result of the continued escalation of health care costs and the inability of many individuals to obtain health insurance, numerous proposals have been or may be introduced in the U.S. Congress and state legislatures relating to health care reform. There can be no assurance as to the ultimate content, timing or effect of any health care reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which may be material on the Company.


EMPLOYEES


      As of October 10, 1997 the Company had 103 full-time and five part-time employees. Of the total, 17 were employed at the Company's corporate office. No employee of the Company is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its employee relations to be good.


ITEM 2. DESCRIPTION OF PROPERTY


      The Company's Executive offices are located at 5100 Town Center Circle, Suite 560, Boca Raton, Florida 33486 where it occupies 3,800 square feet and a monthly rental of approximately $8,836.00 pursuant to a sublease expiring April 15, 2000.


      MetBilling Group, Inc. occupies approximately 2,490 square feet in Boca Raton, Florida 33486, at a monthly rental of approximately $3,321.00, which lease expires on April 15, 2000.


      Magnetic Imaging Systems, I, Ltd. also leases approximately 4,656 square feet for diagnostic facilities located in Fort Lauderdale, Florida at a monthly rental rate of approximately $14,126 which lease expires April 30, 1999 and is leased from Dr. Kagan, a Director of the Company.


      The Company also leases approximately 5,740 square feet for diagnostic facilities in Fort Lauderdale, Florida at a monthly rate of approximately $6,708 which lease expires January 31, 1999 and is leased from KFK Enterprises, Inc., a corporation in which Dr. Kagan, a Director of the Company, is a principal shareholder which was entered into on favorable terms for Dr. Kagan.


      None of the Company's properties, except as otherwise indicated, are leased from affiliates.


ITEM 3. LEGAL PROCEEDINGS.


      The Company is not a party to any material legal proceedings and, to the best of the Company's information, knowledge and belief, none is contemplated or has been threatened, other than stated below.


      Datascan and the Company have been named as defendants in a lawsuit wherein a former Datascan employee is alleging employment discrimination. The lawsuit seeks unspecified punitive and economic damages. The Company believes that these claims are without merit, and intends to vigorously defend this action. At this time, the Company is unable to estimate the possible loss or range of loss that would occur if this action were judged unfavorably.

      On September 25, 1996, pursuant to a merger agreement ("FRSI Agreement"), the Company, acquired Florida Rehabilitation Services, Inc. ("FRSI") and Southeast Medical Staffing, Inc. ("SMSI" and collectively "FR Group") from the sole shareholder of both companies. On December 31, 1996, the Company has rescinded this transaction as a result of the Company's belief that a breach of the agreement has occurred and requested the return of all consideration paid. In connection therewith, the Company has cancelled the shares of common stock issued as part of the purchase price and will take all action necessary for the return of all cash and other expenses paid in connection with the transaction. The merger transaction is not reflected in the financial statements and the common stock is not considered to be outstanding at June 30, 1997

      During the year ended June 30, 1997, the Company reserved approximately $72,000 of advances incurred in connection with this transaction.

      In January 1997, a medical billing group filed a complaint against the company and FR Group claiming breach of a funding and security agreement, and economic damages of approximately $150,000 plus treble damages of approximately $208,000. Although the Company believes it has meritorious defenses against the suit, the ultimate resolution of the matter could result in a material loss to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


      No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


      The Company's Common Stock and Warrants are currently traded on the NASDAQ SmallCap Stock Market ("NASDAQ") under the symbols "MDPA" and "MDPAW." The following table sets forth, since the Company's initial public offering on February 14, 1997, the high and low closing values for the common stock and warrants, as reported by NASDAQ:

                                               HIGH                      LOW
                                               ($)                       ($)

COMMON STOCK

Quarter ended March 31, 1997                   7.56                      3.56
Quarter ended June 30, 1997                    5.37                      3.18

WARRANTS

Quarter ended March 31, 1997                   2.75                      1.00
Quarter ended June 30, 1997                    1.28                      0.50



      The Company has not declared or paid any dividends on common stock. The Company presently intends to invest its earnings, if any, in the development and growth of its operations.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      As noted in Item I - "Description of Business -General", Metropolitan Health Network, Inc. was formed in January 1996 for the purpose of developing a vertically and horizontally integrated health care delivery network in the south Florida area. The framework of the network was to be built through acquisition, internal development, management of non-owned practices, and the network affiliations. On February 13, 1997 the Company completed its initial public offering.

      From its inception through the offering, the Company's activities were primarily limited to the start-up activities, including raising of capital, recruiting key operating personnel, obtaining and implementing computerized billing, collections and operational information systems, negotiating network acquisitions, and setting up the infrastructure of the network.

      The Company took operational control of its first acquisitions in February (MRI Scan Center and Datascan of Florida). These two companies perform diagnostic services and are a central core to the network. The Company also completed the acquisition of a physician practice and is developing two medical clinics prior to the fiscal year end.

      Another integral part of the framework of the network is the billing and collection of patient visits. The Company has launched its own billing and collection company (MetBilling Group), with the focus toward the most up-to-date operational information and billing system to provide intra-network and external services. Though the Company's health care provider network is in the south Florida area, MetBilling Group has extended its service area by signing contracts with hospital emergency rooms throughout the country.

Operating Revenues

      As previously noted, Metropolitan Health Network, Inc.'s operations are dependent upon the formation of its network. During fiscal 1997, $ 6,782,000 or 91% of the Company's total revenue of $ 7,512,185 was derived from its diagnostic companies. The balance of revenues primarily were derived from its physician practices. The ratio of diagnostic revenue to other operations was higher than anticipated due in part (as previously stated) to the Company's delay in acquiring physician practices that would have enhanced the revenues of the network. The Company believes that the revenue composition will shift away from diagnostics and will increase as the Company increases the number of physicians it merges, manages and affiliates into its network. Diagnostic revenues in the last part of the fiscal year decreased due to the loss of certain direct diagnostic contracts and the aging equipment at one of the MRI Scan Center facilities. The Company has recently entered into additional direct contracts and has contracted to purchase a new Super Conductor Open MRI to be operational by the end of December.

      The Company has implemented a managed care/network development department to broaden its existing managed care contracts throughout the network and procure new managed care agreements with the inclusion of affiliated network physicians. The Company believes this will enable the Company to have the multi-specialty/modality, as well as geographical presence necessary to obtain these managed care contracts. The Company has dedicated the resources necessary to ensure the success of this plan by hiring a Director and full support staff.

      In addition to patient revenues, approximately $43,000 can be attributed to Metbilling's contractual arrangements from outside the medical group. This represents 30 days of billings from an emergency room physician group with annualized revenues expected to be approximately $300,000. Additionally, the Company believes its billing company will expand in the next fiscal year by providing services to hospital emergency rooms and other healthcare providers outside the network.

      Subsequent to June 30, 1997, the medical groups' two primary care facilities been restructured within the last 60 days, with the hiring of two board certified physicians, structural improvements and an aggressive marketing campaign under way. Both facilities will be structured and marketed as multispecialty clinics with emphasis on patient education and early prevention.

      The Company's ability to increase revenues and achieve profitability is dependent in part upon its ability to expand its network, maintain reasonable third party reimbursements, obtain favorable managed care contracts, and expand billing and collection services for outside healthcare providers. There is no assurance, if or when, the Company will achieve profitability. The Company's prospects, therefore, must be evaluated in light of the risks and expenses normally encountered by a new entrant into the health care industry.

      OPERATING EXPENSES. Operating expenses totaling $9,520,128 for the year ended June 30, 1997 consisted primarily of expenses incurred for payroll, payroll taxes and benefits, depreciation and amortization, bad debt expense, interest, rent and other general and administrative expenses.

      Payroll related expenses totaling $4,259,916 represented 44.8% of the total operating expenses for the year ended June 30, 1997. Payroll and related expenses increased during the latter part of the fiscal year due to the additional corporate staff hired during the fourth quarter as well as the merger of Dr. Wand's practice into the medical group. In the future, revenue increases will not require a proportional increase in staffing relating to the internal growth of revenues.

      Depreciation and amortization totaling $718,436 or 7.6% of the total operating expenses for the year ended June 30, 1997. The increases in the fourth quarter are due to the purchase of the medical information system utilized at corporate for all billing and collections for the medical group.

      Bad debt expense amounting to $824,780 represented 8.7% of the total operating expenses for the year ended June 30, 1997. A significant portion of the medical groups revenue is generated from personal injury type claims. Due to the nature of this type of billing, collections can require up to two years and is not tied to any reimbursement schedule. Consequently, exact reimbursements cannot be defined at the time of service.

      Interest expense totaling $511,617 represented 5.4% of the total operating expenses for the year ended June 30, 1997. Approximately $304,000 of the total is due to interest on capital leases.

      Rent expense amounted to $668,460 or 7.0% of the total operating expenses for the year ended June 30, 1997. MRI has three fixed-site locations plus one warehouse. Total rent expense related to these leases amounted to approximately $257,000. All other entities are single site. The rent expense for the corporate offices is approximately $120,000 for the year ended June 30, 1997. There is sufficient capacity at these locations for future growth of existing operations.

      Based upon the foregoing, the Company incurred a loss from operations of $2,007,943 for the year ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company has and continues to acquire healthcare providers. In addition, the Company has allocated significant capital resources to the development of its infrastructure through the purchase of a medical information system and hiring of personnel. Prior to any acquisitions the Company financed its initial operations, through the initial public offering, by the sale of Common Stock through private placement of $334,127, and bridge financing of $897,362.

      The Company was delayed in its initial public offering by three months. Significant funds were expended relating to the offering, with additional expenses incurred during the subsequent delay. The Company received $3,394,408 in proceeds from the IPO, net of IPO-related expenses, and began investing the funds in constructing the corporate infrastructure along with acquiring medical practices. Management anticipates future asset based and working capital lines of credit as requirements to continue its aggressive growth through acquisitions of healthcare providers. Subsequent to June 30, 1997, the Company has entered into an agreement for a private placement of preferred stock to raise approximately $3 million of which, to date, $500,000 has been received. Management believes that the above referenced financing, if and when received, will provide the Company with sufficient working capital for the expansion of its network; and supplement any operational cash requirements although there can be no assurances that these funds will be sufficient that any necessary financing will be available to the Company.


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

      Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectation and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive and other factors affecting the Company's operations, markets, expansion strategies, available financing, and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the
Company's control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

ITEM 7. FINANCIAL STATEMENTS.


      The financial statements required to be filed hereunder are included under
Item 13 (a) (1) of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


      As of October 13, 1997, the directors and executive officers of the Company are as follows:


NAME                    AGE   TITLE
----                    ---   -----

Noel J. Guillama        37    Chairman, President, Chief Executive and Operating Officer
Donald B. Cohen         43    Executive Vice President, Chief Financial Officer,
                              Treasurer, Secretary and Director
Luis J. Crucet, Jr.     43    Executive Vice President
                              President - MetBilling Group, Inc.
Roman G. Fisher         49    Executive Vice President
                              Chief Operating Officer - MRI Scan Center
Robert L. Kagan, M.D.         50    Medical Director - MRI Scan Center, Director
Kenneth J. Hall         59    President of Datascan, Director
_________________


      NOEL J. GUILLAMA has served as Chairman, President and Chief Executive and Operating Officer of the Company since inception in January 1996. During 1995, Mr. Guillama served as a health care consultant to public and private health care providers. During 1995, he was Vice President of Development for MedPartners, Inc., a Birmingham, Alabama-based physician practice management public company. From 1991 to 1994, he served as Director and Vice President of Operations of Quality Care Networks, Inc. From 1980 to 1990, Mr. Guillama served as President and Chief Executive Officer of JMG Corporation, Inc., a diversified company with interest in construction, real estate, mortgage financing, and trucking in South Florida.

      DONALD B. COHEN has served as Chief Financial Officer and Director of the Company since April 1996, Executive Vice President since April 1, 1997 and as
Secretary  since  October  1,  1997.  Mr.  Cohen was Vice  President  and CFO of
ProSports Video Response, Inc., from 1989 to 1992, Vice President and CFO of BDS, Inc., from 1987 to 1989, and Director of Finance of Tel-Plus Communication of Southern California from 1984 to 1986. Prior to his employment with the Company, from 1993 to 1995, Mr. Cohen worked for Ocwen Financial Corporation designing and implementing a loan accounting system. Mr. Cohen has extensive experience in information systems and start-up ventures. Mr. Cohen received a Bachelor of Science degree from California State University in Northridge. In 1981, Mr. Cohen was certified as a CPA in the State of California.


      DR. ROBERT L. KAGAN has served as a Director of the Company since October 1996. Dr. Kagan owned and operated the MRI Center from 1984 until its sale to the Company in September 1996. Prior thereto he served as Director of the Department of Nuclear Medicine at Holy Cross Hospital in Fort Lauderdale. Dr. Kagan has 20 years of experience in clinical pathology and nuclear medicine. His numerous distinctions include diplomate of the American Board of Pathology in clinical Pathology, Chairman of the American Society of Clinical Pathology's Board of Registry in Nuclear Medicine, diplomate of the American Board of Nuclear Medicine. Past President of the Florida Association of Nuclear Physicians, and former Assistant Professor of Radiology at the University of Miami. Dr. Kagan received his MD degree from Georgetown University School of Medicine in Washington, DC, and his Bachelor of Arts degree from Bucknell University in Lewisburg, Pennsylvania.


      KENNETH J. HALL has served as a Director of the Company since October 1996. Mr. Hall founded Datascan of Florida, Inc., in 1981, and since then has served as its President and Director. Datascan provides mobile diagnostic services to individual physician practices and hospitals in Dade, Broward and Palm Beach Counties. He is responsible for day-to-day administration, including finance and budgeting, operations, development, logistics, management, sales and marketing. Mr. Hall also has extensive experience in sales, marketing and management with several international companies, such as Merck & Co., Hoffman-LaRoche and Metpath Laboratories Corning.

      LUIS J. CRUCET, JR. joined the Company in April 1996 as Executive Vice President. Mr. Crucet is also President of MetBilling Group, Inc., a wholly-owned subsidiary of the Company. MetBilling handles all billing for the Company and for other unrelated third party customers. From 1991 to 1996, he founded and served as President of MedBilling Group, Inc. MedBilling provided billing and collection services to physicians and diagnostic facilities in the south Florida area. From 1989 to 1992, Mr. Crucet served as Regional Director of Information Services for Columbia Hospital Corporation in the tri-county area before that from 1985 to 1989, as Director of Systems Development at Florida Medical Center in Fort Lauderdale. Before entering the health care industry, Mr. Crucet worked with American Express as a Project Leader, where he developed a front-end-capture financial system.

      ROMAN G. FISHER has served as Executive Vice President since September, 1996. Since 1985 Mr. Fisher has served as Chief Operating Officer and Director of the MRI Scan Center. He specializes in administration, staff management, information systems selection and implementation, accounting, payroll and database management. Since 1985, Mr. Fisher has initiated and implemented key administrative policies and procedures at the MRI Scan Center. Mr. Fisher studied engineering and mathematics at George Washington University in Washington, DC, received a Masters of Science degree from Nova University in Fort Lauderdale, Florida, and earned a law degree from the University of Basel in Switzerland.


BOARD OF DIRECTORS

Election of Officers

      Each director is elected at the Company's annual meeting of shareholders and holds office until the next annual meeting of stockholders, or until the successors are elected and qualified. At present, the Company's bylaws provide for not less than one (1) director. Currently, there are four (4) directors in the Company; however, the Company will seek to elect a least two (2) additional outside directors by the end of 1997. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. Other than as indicated above, there are no family relations among any officers or directors of the Company. The officers of the Company devote full time to the business of the Company.

      Mr. Guillama, Dr. Kagan and Ms. Hilderbrand, a fifteen (15%) percent shareholder of the Company have entered into a cross-nominating agreement/proxy that requires each to vote all of their respective shares of Common Stock for the re-election of Mr. Guillama and Dr. Kagan to the Board of Directors. This agreement is valid for the period of time Dr. Kagan is employed by the Company.

Accordingly, Mr. Guillama, Dr. Kagan and Ms. Hilderbrand, collectively under this agreement, are in a position to control the election of directors as well as the other affairs of the Company.

Board Committees

      The Company has three (3) committees, an Audit, Compensation and Option Committee, as well as an Advisory Board. The Audit Committee consists of Mr. Guillama and Mr. Hall. The Audit Committee makes recommendations to the Board of Directors regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by the Company's independent auditors, and review and evaluates the Company's internal control functions.

      The  Compensation  Committee  consists of Messrs.  Guillama and Kagan. The
Compensation   Committee  makes   recommendations  to  the  Board  of  Directors
concerning compensation for executive officers and consultants of the Company.

      The Option Committee consists of Messrs. Guillama and Cohen. The Option Committee administers the Company's Stock Option Plan.

ADVISORY BOARD

      The Advisory Board ("Advisory Board") consists of Dr. Robert Kagan who serves as Chairman, Kenneth J. Hall and a designee, who has not been identified as of the date hereof, appointed by the Managing Underwriter.
      The members of the Advisory Board advise and consult with the Company's Board of Directors on an informal basis from time to time as requested on any and all matters designated by the Board of Directors. Except for employee members, the members are not expected to devote their efforts exclusively to the business of the Company and will spend only such time on such business as needed by the Company at the mutual convenience of the Company and such members. The Advisory Board has no formal duties, authority or management obligations. There is no written agreement between the Company and any member of the Advisory Board providing for compensation for services rendered. However, the Company may compensate each such member at competitive rates as and when such member performs work for the Company.

COMPENSATION OF DIRECTORS

      The Company reimburses all directors for their expenses in connection with their activities as directors of the Company. The directors make themselves available to consult with the Company's management. All of the directors of the Company are also employees of the Company and do not receive additional compensation for their services as directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten (10%) percent of the outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

      Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than (10%) percent beneficial owners were complied with during the year ended June 30th, 1997.

ITEM 10.  EXECUTIVE COMPENSATION.

      The following tables present information concerning the cash compensation and stock options provided to the Company's Chief Executive Officer and each additional executive officer whose total annualized compensation exceeded $100,000 for the period from inception (January 16, 1996) to June 30, 1996, and for year ended June 30, 1997 ("fiscal 1997"). The notes to these tables provide more specific information regarding compensation.

                          SUMMARY COMPENSATION TABLE

                             Annual Compensation
                             -------------------


                                                                              Long-term
                                                                            Compensation
                                                                               Awards
                                                                             Securities
                                                                             Underlying
                                                              Other Annual    Options/
        Name and            Fiscal      Salary        Bonus   Compensation      SARs       All Other
   Principal Position        Year          $            $         ($)            (#)
Compensation
   ------------------        ----          -            -         ---            ---      ----------
--
Noel J. Guillama           1996        32,000
Chairman of the Board,     1997        67,100       37,027        --
President,
Chief Executive Officer

Robert L. Kagan, MD        1997       500,000      151,017
Director, Medical
Director - MRI Scan
Center

Kenneth J. Hall            1997       150,000
Director, President -
Datascan of Florida, Inc.

Roman G. Fisher            1997       125,000       15,166
Executive Vice
President, Chief
Operating Officer - MRI
Scan Center


               Options Granted in the Year Ended June 30, 1997
               -----------------------------------------------

                  Number of
                 Securities        % of Total
                 Underlying         Options/
                  Options/            SARs
                    SARs           Granted to     Exercise or Base
                   Granted        Employees in         Price           Expiration
                   (a)(#)         Fiscal Year        ($/Share)            Date
                   ------         -----------        ---------            ----
Name

Noel J. Guillama  100,000          33.3%             $10.00           9/5/2000
Roman Fisher      128,000          42.6%             $1.00 to $18.00  9/4/2001 to 9/4/2004



Total number of options granted during the year ended June 30, 1997 was 300,500.

Aggregated Fiscal Year-End Option Value Table

      The following table sets forth certain information concerning unexercised stock options as of June 30, 1997. Noel J. Guillama exercised 200,000 options during the period ended June 30, 1997. No stock appreciation rights were granted or are outstanding.

                                                    Value of Unexercised
                    Number of Unexercised Options   In-The-Money
                    Held at June 30, 1997           Options at June 30, 1997
Name                Exercisable  Unexercisable      Exercisable    Unexercisable
----                -----------  -------------      -----------    -------------
                    (#)          (#)                ($)            ($)
Noel J. Guillama    270,000                         625,677
Donald B. Cohen      92,000       28,000            124,186
Luis J. Crucet, Jr.  75,500       39,500            110,387
Roman Fisher         41,500       86,500             77,158

(i) The closing sale price of the Common Stock on June 30, 1997 as reported by NASDAQ was $3.81 per share. Value is calculated by multiplying (a) the difference between $3.81 and the option exercisable price by (b) the number of shares of Common Stock underlying.

      COMPENSATION OF DIRECTORS. For the fiscal period ending June 30, 1997, all directors who received remuneration in excess of $100,000 are listed above.


      EMPLOYMENT AGREEMENTS.


      The Company has entered into a five (5) year Employment Agreement ("Agreement") with Noel J. Guillama, the President and Chief Executive and
Operating Officer of the Company effective on the effective date of this Offering. The terms of the Agreement call for a salary of no less than $100,000 each year. Mr. Guillama is also eligible for a bonus equal to 5% of the Company's earnings before income taxes in excess of $2,000,000 per year plus a bonus equal to 1/2 of 1% of the gross revenues of the Company for each quarter. Mr. Guillama will also receive healthcare benefits, life insurance, a retirement plan and car allowance of $700 a month. Mr. Guillama will receive options to purchase 100,000 shares of the Company's Common Stock at $10.00 per share, and options to purchase an additional 50,000 shares at $10.00 per share for each $20,000,000 increase in the Company's revenues until it reaches $100,000,000 in revenues.


      In the event Mr. Guillama is terminated for cause or voluntarily resigns, he shall be subject to a non-competition clause for a period of two years. Mr. Guillama's Agreement also provides that he shall be deemed to be constructively terminated in the event of a change of control of the Company or the election of a chairman. In such event, the Company would be required to pay Mr. Guillama the balance of the Employment Agreement, register all of the shares held by Mr. Guillama, his family and any stock owned by his affiliated entities.


      The Company has entered into a five (5) year employment agreement with Dr. Robert Kagan, the Medical Director for the MRI Scan Center. The employment agreement specifies a yearly salary of $600,000, and a 10% bonus of total collected revenues. Total compensation, salary and bonus, not to exceed 15% of total collected revenues of NMI. In addition, Dr. Kagan is entitled to a monthly automobile allowance of $700 and five weeks vacation. The agreement commenced September 1, 1996 and expires August 31, 2001 and shall automatically renew for successive five year (5) terms unless notice is given at least ninety days (90) prior to the expiration date. As of this date, the Company is delinquent in the payment of certain bonuses in the amount of approximately $50,000 to Dr. Kagan which amount will be paid from cash flow.


      On June 30, 1997, the Company and Dr. Robert Kagan modified the employment contract between the Company and Dr. Robert Kagan. Dr. Robert Kagan agreed to, effective July 1, 1997 and for the life of the contract, to have his bonus paid only in months where the MRI Scan Center had positive cash flow and that all accruals that went beyond 90 days due to lack of cash flow, would be lost. Dr. Robert Kagan further agreed to read 1,293 scans per quarter.

      The Company has entered into a five (5) year employment agreement with Kenneth Hall, President of Datascan. The employment agreement specifies a yearly salary of $200,000 and a bonus of 5% of pre-tax profits over $400,000. Mr. Hall is entitled to receive a monthly automobile allowance of $600 and four weeks (4) vacation. The agreement commenced September 30, 1996 and expires August 31, 2001 with annual renewals thereafter.


      Nuclear Magnetic Imaging, Inc., (a subsidiary of the Company) has entered into a five (5) year employment agreement with Roman Fisher whereby Mr. Fisher functions as the Chief Operating Officer of the MRI Scan Center and also serves as Executive Vice President of the Company. The employment agreement provides for base compensation of $150,000 per year for serving as COO plus 5% of EBITDA in excess of $800,000 per year plus a bonus of 0.0033% of the gross revenues of the MRI Scan Center, a car allowance of $500 per month, and three weeks vacation. The employment agreement additionally provides 125,000 options to purchase the Company's stock exercisable from the date of the employment agreement and for three (3) years thereafter if he remains employed, at a price of from $1.00 to $18.00 per share. The employment agreement commenced September 1, 1996 and expires August 31, 2001, which may be renewed for up to two, three year terms.


      The Company expects to negotiate long term Employment Agreements with Mr. Cohen and Mr. Crucet, but no assurance can be given that the Company will be successful in such negotiations.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


      The following table sets forth certain information regarding the Company's Common Stock beneficially owned at October 10, 1997 (i) by each person who is known by the Company to own beneficially 5% or more of the Company's common stock; (ii) by each of the Company's directors; and (ii) by all executive officers and directors as a group.

                                                            Percentage of
Name/Address of                 Beneficial Ownership      Beneficial Ownership
Beneficial Owner                   Common Stock                Common Stock
----------------                   ------------                ------------

Noel J. Guillama(1)(9)                  876,726                   13.66%
Robert L. Kagan, M.D.(2)(9)(10)         775,000                   12.08%
Kenneth J. Hall(3)                      354,000                    5.52%
Donald B. Cohen(4)                      102,000                    1.59%
Luis Crucet, Jr.(5)                     115,500                    1.80%
Roman G. Fisher(6)                       93,900                    1.46%
Bonnie Hilderbrand(7)(9)10              875,000                   13.63%
Martin Harrison, M.D.(8)                516,154                    8.04%

Directors and Executive
Officers as a group
(8 persons)                           3,708,280                   57.78%
_________________


(1) Includes (1) 100,000 shares held by Mr. Guillama's wife, (2) 265,000 shares held by Guillama Family Holdings, Inc., a corporation in which Mr. Guillama is a shareholder, (3) 142,000 shares held by Mr. Guillama as trustee for his minor son, (4) 15,000 shares owned by Beacon Equity Group, a corporation in which Mr. Guillama is a director, (5) 84,000 shares owned by Beacon Consulting Group, Inc., a corporation in which Mr. Guillama is a director, (6) 135,000 shares issuable upon exercise of options at a price of $.10 per share until September 5, 2001, (7) 100,000 shares issuable upon exercise of options at a price of $10.00 per share until September 5, 2001, and (8) 35,000 shares issuable upon exercise of options at a price of $.50 until April 15, 2001, pursuant to Mr. Guillama's Employment Agreement. Does not include up to 250,000 shares issuable upon exercise of options at a price of $10.00 per share pursuant to Mr. Guillama's Employment Agreement. See "Management - Employment Agreements."


(2) Includes 175,000 shares issuable upon exercise of an option granted by Ms. Hilderbrand, exercisable at a price of $.01 per share commencing on February 13, 1997, and continuing for a period of 5 years thereafter. Does not include 400,000 shares which may be issued pursuant to the Acquisition Agreement and the achievement of certain earnings criteria for the acquired practice.

(3) Does not include 51,000 shares which may be issued pursuant to the Acquisition Agreement and the achievement of certain earnings criteria for the acquired practice.


(4) Includes (1) 16,000 shares issuable upon exercise of options at a price of $.50 per share until October 15, 2001, (2) 20,000 shares issuable upon exercise of options at a price of $.50 per share until November 1, 2001, and (3) 14,000 shares issuable upon exercise of options at a price of $5.00 until January 15, 2002. Does not include (1) 14,000 shares issuable upon exercise of options of a price of $6.00 per share at any time after April 29, 1997 until April 29, 2002; (2) 14,000 shares issuable upon exercise of options at a price of $8.00 per share at any time after April 29, 1997 until April 29, 2002; (3) 14,000 shares issuable upon exercise of options at a price of $10.00 per share at any time after April 29, 1997 until April 29, 2002.


(5) Includes (1) 30,000 shares issuable upon exercise of options at a price of $.50 per option until July 31, 2001, (2) 2,000 shares issuable upon exercise of options at a price of $.50 per share until October 15, 2001,
      (3) 13,500 issuable upon exercise of options at a price of $7.00 until December 31, 2001, and (4) 3,000 shares issuable upon exercise of options at a price of $5.00 until January 15, 2002. Does not include (1) 13,500 shares issuable upon exercise of options at a price of $9.00 per share at any time after April 30, 1997 until April 30, 2002; (2) 13,500 shares issuable upon exercise of options at a price of $11.00 per share at any time after June 30, 1997 until June 30, 2002.


(6) Includes (1) 25,000 shares issuable upon exercise of options at a price of $1.00 per share until September 5, 2001; (2) 3,000 shares issuable upon exercise of options at a price of $10.00 per share until September 5, 2001. Does not include (1) 13,500 shares issuable upon exercise of options at a price of $6.00 per share at any time after March 5, 1997 until March 5, 2002; (2) 13,500 shares issuable upon exercise of options at a price of $8.00 per option at any time after July 5, 1997 until July 5, 2002; (3) 13,500 shares issuable upon exercise of options at a price of $10.00 per share at any time after November 5, 1997 until November 5, 2002.


(7) Includes (1) 25,000 shares owned by each of Ms. Hilderbrand's three (3) children; (2) 50,000 shares held by a corporation of which she is a stockholder; and (3) 150,000 shares issuable upon the exercise of options at a price of $.10 per share until September 5, 2001.


(8) Does not include 156,923 shares which may be issued pursuant to the Acquisition Agreement and the achievement of certain earnings criteria for the acquired practice.


(9) Mr. Guillama, Dr. Kagan and Ms. Hilderbrand have entered into a cross-nominating agreement/proxy that requires each to vote all of their respective shares of Common Stock for the reelection of Mr. Guillama and Dr. Kagan to the Board of Directors. This agreement is valid for the period of time Dr. Kagan is employed by the Company. Accordingly, Mr. Guillama, Dr. Kagan and Ms. Hilderbrand, collectively under this agreement, are in a position to control the election of directors as well as the other affairs of the Company.


(10) With respect to the 175,000 shares (3% of the outstanding shares of Common Stock) subject to the option granted by Ms. Hilderbrand to Dr. Kagan (see above), Ms. Hilderbrand has agreed to vote such securities in the same proportion as the vote of the other shareholders on all matters except for the election of directors (see above). The Company has agreed to register the shares underlying the options within two years of February 13, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company has a month to month consulting agreement with Sternco, Inc. that provides for weekly draws of $1,500 per week towards commissions to be earned plus reimbursement of allowable expenses and a one time commission of 1/2 of 1% of the previous year's revenue of all transactions consummated by the Company as a result of Sternco, Inc.'s involvement, through January 31, 1997 and thereafter the commission will be increased to 1% of the revenue of all transactions consummated as a result of Sternco, Inc.'s direct involvement. The Company will pay the commissions in either cash or stock. Sternco, Inc. is a shareholder of the Company and is owned or controlled by Bonnie Hilderbrand, the Company's second largest shareholder.

      The facility leases between Dr. Robert Kagan and the Company are for the addresses 3122 East Commercial Boulevard and 3079 East Commercial Boulevard. The property located at 3122 East Commercial Boulevard is owned by Dr. Kagan, a director of the Company, and leased by Magnetic Imaging Systems I, Ltd. The current rent is $14,126 per month net of expenses. The total square footage is 4,656 of office space plus an additional 2,000 square feet of garage. Magnetic Imaging Systems, I, Ltd. built the garage in 1987. The total leasehold improvements were approximately $285,289 at this location. Independent property appraisals were performed and both valued the properties at a maximum of $22 a square foot net of expenses. Magnetic Imaging Systems, I, Ltd. is currently paying $36.40 a square foot net of expenses for the 4,656 square feet of office space. The Company intends to renegotiate the lease between Dr. Kagan and Magnetic Imaging Systems, I, Ltd., however, no assurance can be made that the Company will be successful. This lease expires April 30, 1999, at which time the Company may seek to move to a less expensive location.

      The property located at 3079 East Commercial Boulevard, is owned by KFK Enterprises, Inc., a Florida corporation and leased by Magnetic Imaging Systems, I, Ltd. Dr. Kagan, a director of the Company owns approximately 50% of KFK Enterprises. The rental payment is $6,708 per month and the property is 5,740 square feet. Thus, Magnetic Imaging Systems, I, Ltd. is paying $14 per square foot net of expenses. The Company believes that this price is equal to current market value. Magnetic Imaging Systems, I, Ltd. made leasehold improvements of $139,289 at this location. This lease expires January 31, 1999.

      All future transactions between the Company and any officer, director or 5% shareholder will be on terms no less favorable than could be obtained from independent third parties and will be approved by a majority of the independent disinterested directors of the Company. The Company believes that all prior affiliated transactions except those identified above were made on terms no less favorable to the Company than available from unaffiliated parties. Loans, if any, made by the Company to any officer, director or 5% stockholder, will only be made for bona fide business purposes.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.


(a) (1) Financial Statements


      The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10KSB.


(a) (2) Exhibits


      Exhibits marked with footnote one are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. Each management contract or compensation plan or arrangement filed as an exhibit hereto is identified by a dagger (+).


Exhibit
Number                  Description
------                  -----------

        3.1     Articles of Incorporation.


        3.2     Articles of Amendment to the Articles of Incorporation.


        3.3     By-laws.


        4.1     Specimen Common Stock Certificate.


        4.2     Specimen Common Stock Purchase Warrant.


        4.4     Underwriter's Warrant Agreement.


        4.5     Underwriter's Warrant.


        4.6     Warrant Agreement.


        4.7     Specimen of Private Placement Warrant

        10.1    Stock Option Plan.


        10. Executive Employment Agreement between the Company and Noel J. Guillama.


        10.3 Executive Employment Agreement between the Company and Robert L. Kagan, M.D.


        10.4 Sub-Lease Agreement with the Company and Safeskin dated August 1, 1996.


        10.5 Purchase and Sales Agreement between the Company, Roman Fisher and Ofra Fisher dated August 13, 1996.


        10.6 Purchase and Sales Agreement between the Company and Edwin Kagan dated August 13, 1996.


        10.7 Agreement between the Company and Dr. Robert Kagan dated September 1, 1996.


        10.8    Merger  Agreement  between the Company,  Florida  Rehabilitation
                Services,   Inc.,  Southeast  Medical  Staffing,  Inc.  and  Dr.
                Frederick J. Kunen dated September 25, 1996.


        10.9 Stock Purchase Agreement between the Company, Kenneth J. Hall, Ira P. Hall, Lee M. Hall and Michael Goldstein dated September 26, 1996.


        10.10 Assets Purchase Agreement between the Company, International Family Healthcare Centers, Inc. and Emergency Care Services, Inc. dated October 15, 1996.


        10.11 Merger Agreement between the Company, Metcare II, Inc., Paul Wand, M.D., P.A., and Paul Wand dated October 24, 1996.


        10.12 Merger Agreement dated August 6, 1997 by and among the Company, Metcare, GMA and Martin Harrison, M.D.


        10.2    Promissory Note dated August 6, 1997.

        10.13 Promissory Note dated December 23, 1993 by Datascan of Florida, Inc. to First Union National Bank.


        10.14   Promissory Note dated September 1, 1996 by the Company to Robert
                L. Kagan.


        10.15   Promissory Note dated September 1, 1996 by the Company to Robert
                L. Kagan.


        10.16   Promissory Note dated September 1, 1996 by the Company to Robert
                L. Kagan.


        10.17 Promissory Note dated September 25, 1996 by the Company to Frederick J. Kunen.


        10.18 Promissory Note dated October 15, 1996 by the Company to International Family Healthcare Center, Inc.


        10.19   Executive  Employment  Agreement between the Company and Kenneth
                Hall.


        10.20   Executive  Employment  Agreement  between  the Company and Roman
                Fisher.


        10.21   Agreement between Mr. Guillama, Mr. Kagan and Ms. Hilderbrand


        10.22 Consulting Agreement between the Company and Euro-Atlantic Securities, Inc.


        10.23   Consulting Agreement between the Company and Sternco, Inc.


        10.24 Letter of Intent between the Company and General Medical Associates, Inc.


        10.25 Lease Agreement between the Company and Champion Technologies of Florida, Inc.


        10.26 Consulting Agreement dated July 28, 1997, between the Company and Lion Capital

        10.27 Merger Agreement dated August 6, 1997, by and among the Company, MetCare, GMA and Martin Harrison, MD


        10.28 Promissory Note dated August 6, 1997, by the Company to Dr. Harrison, MD


        21      Subsidiaries of the Company.


        23.1    Consent of Kaufman, Rossin and Company. (1)


        23.2 Consent of Atlas, Pearlman, Trop & Borkson, counsel for the Company (included in opinion filed in Exhibit 5.1).


        23.3    Consent of Jesse Small, C.P.A.(1)


        23.4    Consent of Barry I. Hechtman, P.A.


        23.5    Consent of Goldstein Lewin & Co. (1)


        27      Financial Data Schedule

___________________



(1) Filed herewith

                                   SIGNATURES


      Pursuant to the requirements of the Securities Act, as amended, the registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized in the Boca Raton, State of Florida on the 14th day of October, 1997.

                                   METROPOLITAN HEALTH NETWORKS, INC.


                                   By: /s/Noel J. Guillama
                                      --------------------
                                      NOEL J. GUILLAMA
                                      President, Chief Executive and
                                      Operating Officer and Chairman


      Pursuant to the requirements of the Securities Act, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.


     SIGNATURE                      TITLE                              DATE
     ---------                      -----                              ----

/s/  NOEL J. GUILLAMA         President, Chief Executive       October 14, 1997
---------------------------   and Operating Officer
Noel J. Guillama              (Principal Executive
                              Operating Officer) and
                              Chairman of the Board


/s/  DONALD B. COHEN          Vice President of Finance,       October 14, 1997
---------------------------   Chief Financial Officer,
Donald B. Cohen               Treasurer, Secretary
                              and Director


/s/  ROBERT L. KAGAN, M.D.    Director                         October 14, 1997
---------------------------
Robert L. Kagan, M.D.

/s/  KENNETH J. HALL          Director                         October 14, 1997
---------------------------
Kenneth J. Hall

________________________________________________________________________________

                      METROPOLITAN HEALTH NETWORKS, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997
________________________________________________________________________________



C O N T E N T S
                                                                           Page
________________________________________________________________________________

INDEPENDENT AUDITORS' REPORT                                                F-2

CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheet                                                         F-3

      Statements of Operations                                              F-4

      Statements of Changes in Stockholders' Equity                         F-5

      Statements of Cash Flows                                        F-6 - F-7

      Notes to Financial Statements                                  F-8 - F-22

INDEPENDENT AUDITORS' REPORT
________________________________________________________________________________


To the Board of Directors and Stockholders
Metropolitan Health Networks, Inc. and Subsidiaries
Boca Raton, Florida


We have audited the accompanying consolidated balance sheet of Metropolitan Health Networks, Inc. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the period from inception (January 2, 1996) through June 30, 1996 and for the year ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Health Networks, Inc. and Subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the period from inception (January 2, 1996) through June 30, 1996 and for the year ended June 30, 1997, in conformity with generally accepted accounting principles.





September 26, 1997
Miami, Florida

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 1997
________________________________________________________________________________

ASSETS
________________________________________________________________________________

CURRENT ASSETS
   Cash and cash equivalents                                         $ 1,667,887
   Trading securities (Note 4)                                           183,276
   Securities available for sale (Note 4)                                166,527
   Accounts receivable, net of allowances of $3,608,743                3,256,423
   Other current assets                                                  149,918
--------------------------------------------------------------------------------
      Total current assets                                             5,424,031

PROPERTY AND EQUIPMENT (Note 3)                                        4,299,816

GOODWILL, net of accumulated amortization of $71,610 (Note 2)          2,882,005

INTANGIBLE ASSETS, net of accumulated amortization of $38,481            341,204

DEFERRED ACQUISITION COSTS                                               136,506

OTHER ASSETS                                                             146,966
--------------------------------------------------------------------------------

                                                                     $13,230,528
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
________________________________________________________________________________

CURRENT LIABILITIES
   Accounts payable                                                  $   159,287
   Accrued expenses                                                      783,838
   Line of credit facilities (Note 6)                                    628,501
   Current maturities of capital lease obligations (Note 5)              594,358
   Current maturities of long-term debt (Note 7)                         365,633
   Notes payable to redeemed partners (Note 8)                           555,000
--------------------------------------------------------------------------------
      Total current liabilities                                        3,086,617

CAPITAL LEASE OBLIGATIONS (NOTE 5)                                     3,099,072

LONG-TERM DEBT (NOTE 7)                                                   71,119

COMMITMENTS AND CONTINGENCIES (NOTE 13)

EQUITY (NOTE 11)                                                       6,973,720
--------------------------------------------------------------------------------

                                                                     $13,230,528
================================================================================










                             See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED JUNE 30, 1997 AND FOR THE PERIOD FROM
INCEPTION (JANUARY 2, 1996) THROUGH JUNE 30, 1996


__________________________________________________________________________________________

                                                           Year Ended      Period Ended
                                                         June 30, 1997    June 30, 1996
__________________________________________________________________________________________
REVENUES:
   Patient services                                       $ 7,469,035      $         -
   Billing services                                            43,150                -
   Management fees                                                  -          120,000
------------------------------------------------------------------------------------------
      Total revenues                                        7,512,185          120,000
------------------------------------------------------------------------------------------

EXPENSES:
   Payroll, payroll taxes and benefits                      4,259,916           65,083
   Depreciation and amortization                              718,436              920
   Provision for bad debts                                    824,780                -
   Interest                                                   511,617                -
   Rent (Note 9)                                              668,460           13,162
   General and administrative                               2,536,919          169,826
------------------------------------------------------------------------------------------
      Total expenses                                        9,520,128          248,991
------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                    (   2,007,943)   (     128,991)

INTEREST AND OTHER INCOME                                      76,324              482
------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX
   BENEFIT                                              (   1,931,619)   (     128,509)

INCOME TAX BENEFIT                                            362,000                -
------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                         (   1,569,619)   (     128,509)

DISCONTINUED OPERATIONS (NOTE 14)
   Income from operation of pharmacy management business       41,826                -
   Loss on disposal of pharmacy management business     (      91,691)               -
------------------------------------------------------------------------------------------

NET LOSS                                                  $ 1,619,484      $   128,509
==========================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                              4,101,323        2,189,870
==========================================================================================

PER SHARE AMOUNTS
   Loss from continuing operations                      ( $      0.38)   ( $      0.06)
   Income from discontinued operations                           0.01                -
   Loss on disposal of discontinued operations          (        0.02)               -
------------------------------------------------------------------------------------------

NET LOSS                                                ( $      0.39)   ( $      0.06)
==========================================================================================

                             See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEAR ENDED JUNE 30, 1997 AND THE PERIOD FROM INCEPTION
(JANUARY 2, 1996) THROUGH JUNE 30, 1996


____________________________________________________________________________________________________________________________________
                                                                                                          Unrealized Gain
                                                        Common                    Additional   Retained   On Securities
                                                         Stock         Common       Paid-in    Earnings   Available
                                                         Shares         Stock       Capital   (Deficit)   For Sale          Total
____________________________________________________________________________________________________________________________________
BALANCES - JANUARY 2, 1996 (INCEPTION)                          -    $       -  $         -  $         -   $       -     $        -

                Issuance of common stock and warrants   2,290,175        2,290      590,372            -           -        592,662

Net loss - period from inception (January 2,
     1996) through June 30, 1996                                -            -            -    ( 128,509)           -    (  128,509)

------------------------------------------------------------------------------------------------------------------------------------

BALANCES - JUNE 30, 1996                                2,290,175        2,290      590,372    ( 128,509)           -       464,153

Issuance of common stock in connection with
     acquisitions (Note 2)                              1,110,000        1,110    3,256,890            -           -      3,258,000

Issuance of common stock and warrants in connection
     with equity financing (Note 11)                      433,500          434      996,616            -           -        997,050

Common stock and warrant equity financing
     issue costs (Note 11)                                      -            -  (    99,688)           -           -     (   99,688)

Issuance of common stock and warrants in connection
     with initial public offering (Note 11)               825,000          825    5,196,675            -           -      5,197,500

Common stock and warrant public offering issue costs            -            -  ( 1,802,267)           -           -     (1,802,267)

Issuance of warrants - underwriters over-allotment              -            -       37,125            -           -          37,125

Underwriters over allotment issue costs                         -            -  (     3,712)           -           -     (    3,712)

Issuance of common stock and warrants - other             552,150          552      503,575            -           -        504,127

Change in unrealized gain on securities available for
     sale, net of tax effect of $24,000                         -            -            -            -      40,916         40,916

Net loss - year ended June 30, 1997                             -            -            -  ( 1,619,484)          -     (1,619,484)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES - JUNE 30, 1997                                5,210,825    $   5,211  $ 8,675,586  ($1,747,993)   $  40,916   $ 6,973,720
====================================================================================================================================









































                                                        See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED JUNE 30, 1997 AND THE PERIOD FROM INCEPTION
(JANUARY 2, 1996) THROUGH JUNE 30, 1996

_____________________________________________________________________________________________________
                                                                  Year Ended         Period Ended
                                                                 June 30, 1997      June 30, 1996
_____________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   ( $  1,619,484)    ( $    128,509)
-----------------------------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                 718,436                920
         Gain on sales of securities                            (        6,845)                 -
         Provision for bad debts                                       824,780                  -
         Deferred costs charged to operations                           84,203                  -
         Amortization of discount on note payable                       47,775                  -
         Stock options issued in lieu of compensation                   50,000                  -
         Income tax benefit                                     (      362,000)                 -
         Changes in operating assets and liabilities:
             Accounts receivable                                (    1,116,646)    (       70,751)
             Trading securities                                 (      176,431)                 -
             Other current assets                               (       87,798)    (       12,156)
             Other assets                                               16,440                  -
             Accounts payable and accrued expenses              (      127,883)            41,983
------------------------------------------------------------------------------------------------------
                  Total adjustments                             (      135,969)    (       40,004)
------------------------------------------------------------------------------------------------------
                      Net cash used in operating activities     (    1,755,453)    (      168,513)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deferred acquisition costs                                 (      136,506)    (       72,138)
     Collections on note receivable                                          -             24,345
     Issuance of note receivable                                             -     (       35,000)
     Cash consideration paid for companies acquired             (      120,000)                 -
     Cash balances of companies acquired                                82,633                  -
     Purchases of securities available for sale                 (      101,611)                 -
     Capital expenditures                                       (      258,695)    (       15,239)
-----------------------------------------------------------------------------------------------------
                      Net cash used in investing activities     (      534,179)    (       98,032)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of credit facilities                     33,188                  -
     Repayments of notes payable                                (      469,356)                 -
     Repayments of capital lease obligations                    (      400,513)                 -
     Loan acquisition cost                                      (      164,750)                 -
     Deferred offering costs                                                 -     (       27,302)
     Net proceeds from issuances of common stock                     4,660,135            592,662
-----------------------------------------------------------------------------------------------------
                      Net cash provided by financing activities      3,658,704            565,360
-----------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            1,369,072            298,815

CASH AND CASH EQUIVALENTS - BEGINNING                                  298,815                  -
-----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - ENDING                                $  1,667,887       $    298,815
=====================================================================================================







                             See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
YEAR ENDED JUNE 30, 1997 AND THE PERIOD FROM INCEPTION
(JANUARY 2, 1996) THROUGH JUNE 30, 1996

___________________________________________________________________________________________________________
                                                                              Year Ended      Period Ended
                                                                             June 30, 1997   June 30, 1996
___________________________________________________________________________________________________________
Supplemental Disclosures:
-----------------------------------------------------------------------------------------------------------

     Interest paid                                                           $     500,000   $      -
-----------------------------------------------------------------------------------------------------------
     Income taxes paid                                                                   -          -
-----------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Noncash Investing and
     Financing Activities (Note 2)
    -------------------------------------------------------------------------------------------------------
         Common stock issued in connection with acquisitions                 $   3,108,000          -
    -------------------------------------------------------------------------------------------------------
         Issuance of notes payable in connection with acquisitions           $     575,923          -
    -------------------------------------------------------------------------------------------------------
         Fair value of assets received in connection with acquisitions       $   6,709,509          -
    -------------------------------------------------------------------------------------------------------
         Fair value of liabilities assumed in connection with acquisitions   $   5,558,511          -
    -------------------------------------------------------------------------------------------------------
         Capital lease obligations incurred on purchases of equipment        $   1,176,090          -
    -------------------------------------------------------------------------------------------------------
         Common stock issued for purchase of equipment                       $     120,000          -
    -------------------------------------------------------------------------------------------------------
         Common stock issued in exchange for certain assets of IFHC          $     150,000          -
    -------------------------------------------------------------------------------------------------------
         Issuance of note payable for certain assets of IFHC                 $     150,000          -
    -------------------------------------------------------------------------------------------------------
         Unrealized gain on securities available for sale, net of tax effect
         of $24,000                                                          $      40,916          -
    -------------------------------------------------------------------------------------------------------


























                             See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________
________________________________________________________________________________
      NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

            BASIS OF CONSOLIDATION

            The consolidated financial statements include the accounts of Metropolitan Health Networks, Inc. and all majority owned subsidiaries, the most significant of which are Magnetic Imaging Systems I, Ltd. and Nuclear Magnetic Imaging, Inc. (collectively,
            MIS), Datascan of Florida,  Inc. (Datascan),  Dr. Paul Wand, MD P.A.
            (Wand) and Metbilling Group, Inc. (Metbilling). The consolidated group is referred to, collectively, as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

            ORGANIZATION AND BUSINESS ACTIVITY

            The Company was incorporated in January 1996, under the laws of the State of Florida for the purpose of acquiring and operating health care related businesses. The Company operates in South Florida, and currently owns and operates a radiology practice, a magnetic resonance imaging (MRI) outpatient center, a diagnostic testing company and various general medical practice offices. Additionally, the Company provides medical billing services to third party medical related businesses however, as their services are not significant, the company is deemed to be operating in one segment.

            Effective July 1, 1996, the Company was no longer considered to be in the development stage.

            CASH AND CASH EQUIVALENTS

            The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. From time to time, the Company maintains cash balances with financial institutions in excess of federally insured limits.

            PROPERTY AND EQUIPMENT

            Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not extend the lives of the respective assets are charged to expense currently.

            Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

________________________________________________________________________________
NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
________________________________________________________________________________

            DEPRECIATION AND AMORTIZATION

            Depreciation and amortization of property and equipment, including property under capital leases, is computed using straight-line methods over the estimated useful lives of the assets. The range of useful lives is as follows:

                  Machinery and equipment                           5-7 years
                  Computer and office equipment                     5-7 years
                  Furniture and fixtures                            5-7 years
                  Auto equipment                                      5 years
                  Leasehold improvements                              5 years

            USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as the allowances for doubtful accounts, depreciation and amortization, fair value of consideration paid in nonmonetary transactions, employee benefit plans, taxes, contingencies, and fair value of financial instruments.

            The allowance for doubtful accounts is an estimate which is established through charges to earnings for estimated uncollectible amounts. Management's judgment in determining the adequacy of the allowance is based upon several factors which include, but are not limited to, the nature and volume of the accounts receivable and management's judgment with respect to current economic conditions and their impact on the receivable balances. It is reasonably possible the Company's estimate of the allowance for doubtful accounts could change in the near term.

            The Company has recorded a net deferred tax asset of $226,000, which is offset by a valuation allowance in the same amount (see Note 10). Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. It is reasonably possible that the amount of the deferred tax asset considered realizable could change in the future.

            FAIR VALUE OF FINANCIAL INSTRUMENTS

            Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used by the Company in estimating the fair values of each class of financial instruments disclosed herein:

________________________________________________________________________________
NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
________________________________________________________________________________

               CASH AND EQUIVALENTS - The carrying amount approximates fair value because of the short maturity of those instruments.

               INVESTMENTS  -  The  fair  values  of  trading   securities   and
               securities available for sale are estimated based on quoted market prices for those or similar investments.

               LINE OF CREDIT FACILITIES, CAPITAL LEASE OBLIGATIONS, LONG-TERM DEBT AND NOTES PAYABLE TO REDEEMED PARTNERS - The fair value of line of credit facilities, capital lease obligations, long-term debt and notes payable to redeemed partners are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At June 30, 1997, the fair values approximate the carrying values.

            NET LOSS PER SHARE

            Net loss per share is computed based on the weighted average number of common shares outstanding. Outstanding stock options (see Note
            12) were not considered in the calculation of weighted average number of common shares outstanding, as their effect would have been antidilutive.

            ACCOUNTS RECEIVABLE AND REVENUES

            The Company recognizes revenues, net of contractual allowances, as medical services are provided to patients. These services are typically billed to patients, Medicare, Medicaid, health maintenance organizations and insurance companies. The Company provides an allowance for uncollectible amounts and for contractual adjustments relating to the difference between standard charges and rates paid by certain third party payors.

            GOODWILL

            In connection with its acquisition of physician and ancillary practices, the Company has recorded goodwill of $2,953,615, which is the excess of the purchase price over the fair value of the net assets acquired. The goodwill is attributable to the general reputation of the practices in the communities they serve, the collective experience of the management and other employees of the practices, contracts with health maintenance organizations, relationships between the physicians and their patients, patient lists and other similar intangible assets. The Company evaluates the underlying facts and circumstances related to each acquisition in establishing amortization periods for the related goodwill. The goodwill related to current acquisitions is being amortized on a straight-line basis over 30 years.

            The Company continuously evaluates whether events have occurred or circumstances exist which impact the recoverability of the carrying value of goodwill, pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

________________________________________________________________________________

________________________________________________________________________________

            In connection with its evaluation of the periods of amortization at June 30, 1997 events and circumstances exist that warrant revising the remaining useful lives of goodwill to be 10 years from that date. Accordingly, net goodwill at June 30, 1997 will be amortized over 10 years from that date.

            DEFERRED ACQUISITION COSTS

            Deferred acquisition costs consist of direct expenditures related to pending business acquisitions. These costs are being deferred until such time as the anticipated business acquisitions are consummated or these acquisitions are deemed unsuccessful.

            INTANGIBLE ASSETS

            Intangible assets consist primarily of a trade name associated with the purchase of certain assets of International Family Healthcare Centers, Inc. (IFHC) and deferred loan costs. The trade name is being amortized over 20 years, and the deferred loan costs are being amortized over three years, the term of the line of credit facility to which they apply (see Note 6).

            TRADING SECURITIES

            The Company considers all investments in marketable equity securities acquired in its trading account as Trading Securities. Accordingly, unrealized gains and losses are included as a component of earnings. Realized gains or losses are computed based on specific identification of the securities sold.

            SECURITIES AVAILABLE FOR SALE

            The Company considers its investment in marketable equity securities acquired upon the conversion of a debt security as available for sale. Accordingly, unrealized gains and losses and the related deferred income tax effects are excluded from earnings and reported in a separate component of stockholders' equity.

            INCOME TAXES

            The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, which requires a liability approach to calculating deferred income taxes.

            RECLASSIFICATION

            Certain   amounts  in  the  1996  financial   statements  have  been
            reclassified to conform with 1997 presentation.

______________________________________________________________________________
      NOTE 2.      ACQUISITIONS
________________________________________________________________________________

            PURCHASE OF MIS

            Effective August 31, 1996, the Company acquired MIS for $2,436,984. The purchase price consisted of 585,000 shares of the Company's common stock (valued at $3 per share), $575,923 of notes payable, and related acquisition costs of $106,061. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values and the results of operations beginning September 1, 1996 are included in the Company's statement of operations. As a result of this acquisition, $2,513,627 was allocated to goodwill.

            In addition to the purchase price the acquisition agreement provides for contingent consideration of 200,000 shares of common stock if MIS achieves earnings before interest, income taxes, depreciation and amortization ("EBITDA") in excess of $1,200,000 for the year ended June 30, 1997 or in excess of $1,500,000 for the year ended June 30, 1998, a total maximum contingent consideration of 400,000 shares, plus additional shares issuable in connection a share price guarantee based upon the Company's pretax earnings at the first and second anniversary of the transaction. The Company is not liable for contingent consideration for the year ended June 30, 1997.

            PURCHASE OF DATASCAN

            Effective September 30, 1996, the Company acquired Datascan for $1,170,529. The purchase price consisted of 300,000 shares of the Company's common stock (valued at $3 per share) and related acquisition costs of $42,529. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values and the results of operations of Datascan beginning October 1, 1996 are included in the Company's statement of operations. As a result of this acquisition, $429,463 was allocated to goodwill.

            Effective June 30, 1997, the purchase price includes 100,000 shares of contingent consideration to be issued to the former owners of Datascan (valued at $2.28 per share). This contingent consideration is based on Datascan obtaining an EBITDA in excess of $288,000 for the year ended June 30, 1997.

            The Company is potentially liable for additional contingent consideration of 100,000 shares of common stock if, among other things, Datascan obtains an EBITDA in excess of $313,894 for the year ended June 30, 1998.

            PURCHASE OF WAND

            Effective March 12, 1997, the Company acquired Wand for $363,015. The purchase price consisted of a cash payment of $120,000, 75,000 shares of the Company's common stock (valued at $3 per share) and related acquisition costs of $18,015. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values and the results of Wand's operations beginning March 12, 1997 are included in the Company's statement of operations. As a result of this acquisition, $10,525 was allocated to goodwill.

_______________________________________________________________________________
NOTE 2.     ACQUISITIONS (Continued)
________________________________________________________________________________

            In addition to the purchase price noted above, the Company is potentially liable for contingent consideration. The acquisition agreement provides for contingent consideration of 37,500 shares of common stock if Wand obtains EBITDA in excess of $75,500 for the year ended June 30, 1997 or 1998, a total maximum contingent consideration of 75,000 shares. The Company is not contingently liable for contingent consideration for the year ended June 30, 1997.

            PURCHASE OF CERTAIN ASSETS OF IFHC

            Pursuant to an asset purchase agreement effective October 15, 1996, the Company acquired certain assets of IFHC. The purchase price consisted of 50,000 shares of the Company's common stock (valued at $3 per share) and the issuance of a 8% note payable in the amount of $150,000. The note is due in October 1997.

            PRO-FORMA

            Unaudited pro-forma results of operations, assuming the acquisition of MIS, Datascan and Wand occurred as of the beginning of the fiscal years ended June 30, 1997 and 1996, after giving effect to certain adjustments such as the elimination of intercompany transactions and amortization of goodwill resulting from the acquisitions were as follows: This proforma summary does not reflect the results of operations as they would have been if the companies has constituted a single entity during such periods.

                                                    June 30, 1997  June 30, 1996
             -------------------------------------------------------------------

             Revenues                                 $9,594,000    $11,048,000
             Net income (loss)                      ( $1,738,000)   $    34,000
             Income (loss) per share                ( $     0.41)   $      0.01

________________________________________________________________________________
      NOTE 3.      PROPERTY AND EQUIPMENT
________________________________________________________________________________

            At June 30, 1997, property and equipment consisted of the following:

             Machinery and medical equipment                        $  816,987
             Furniture and fixtures                                    206,342
             Leasehold improvements                                    506,409
             Computer and office equipment                             255,646
             Auto equipment                                            156,432
             -------------------------------------------------------------------
                                                                     1,941,816
             Less accumulated depreciation                         (   285,212)
             -------------------------------------------------------------------
                                                                     1,656,604
             -------------------------------------------------------------------

             At June 30, 1997, property and equipment under capital leases consisted of the following:

             Machinery and equipment                                 2,649,816
             Computer and office equipment                             298,711
             Leasehold improvements                                     18,738
             -------------------------------------------------------------------
                                                                     2,967,265
             Less accumulated amortization                         (   324,053)
             -------------------------------------------------------------------
                                                                     2,643,212
             -------------------------------------------------------------------

                                                                    $4,299,816
             ===================================================================

________________________________________________________________________________
      NOTE 4.      INVESTMENTS
________________________________________________________________________________

            Trading securities consisted of marketable equity securities which are held for trading purposes. The change in unrealized loss on trading securities for the periods ended June 30, 1997 and 1996 were $10,431 and $0, respectively, and are included in other income in the consolidated statements of operations.

            Securities available for sale consisted of common stock acquired through the conversion of convertible debenture securities. The cost and market value of these securities at June 30, 1997 were as follows:

               Cost                                                 $   101,611
               Gross unrealized gains                                    64,916
               -----------------------------------------------------------------

                                                                    $   166,527
               =================================================================

            Net realized gains on sales of trading securities for the periods ended June 30, 1997 and 1996 were $7,982 and $0, respectively.

________________________________________________________________________________
      NOTE 5.      CAPITAL LEASE OBLIGATIONS
________________________________________________________________________________

            The Company is obligated under capital leases for certain of its property and equipment. Future minimum lease payments for capital lease obligations as of June 30, 1997 were as follows:

             June 30, 1998                                          $  947,148
             June 30, 1999                                             889,748
             June 30, 2000                                             785,794
             June 30, 2001                                             785,794
             June 30, 2002                                             747,093
             Thereafter                                                888,417
             -------------------------------------------------------------------
                                                                     5,043,994
             Less amount representing interest                     ( 1,350,564)
             -------------------------------------------------------------------
                                                                     3,693,430
             Less current maturities                               (   594,358)
             -------------------------------------------------------------------

                                                                    $3,099,072
             ===================================================================

________________________________________________________________________________
     NOTE 6.      LINE OF CREDIT FACILITIES
________________________________________________________________________________

            In April 1996, MIS entered into a two year loan and security agreement with a leasing/financing entity which provided the Company with a line of credit providing maximum borrowings not to exceed $1,300,000. Any outstanding amounts under this credit facility are collateralized by certain eligible accounts receivable, and the Company may borrow up to 80% against these receivables. The facility bears interest at prime plus 3.5% (12% at June 30, 1997), and repayments are made directly through a lock box arrangement. At June 30, 1997, $628,501 is outstanding under this facility.

            In March 1997, the Company obtained a $3,500,000 fixed asset based line of credit facility with an entity that originates funds and sells mortgages. The credit facility, if used, bears interest at 11.5%, has a three-year term and provides for financing of up to 100% of the fair value of unencumbered fixed assets, which at June 30, 1997 were insignificant. In connection therewith, the Company paid loan fees of $150,000, which are included in intangible assets at June 30, 1997. At June 30, 1997, no amounts are outstanding under this credit facility.

________________________________________________________________________________
      NOTE 7.      LONG-TERM DEBT
________________________________________________________________________________

            Long-term debt consisted of the following:

             Note payable  to former  owner of MIS;  interest  at
               6.5%;  principal and interest  payment of $213,000
               due April 1, 1998;  unsecured                        $   200,000

             Installment   notes   payable   to  bank;   interest
               ranging  from  7.75%  to 9.5%;  collateralized  by
               various automobiles;  due August through December,        37,374
               1997

             Equipment note payable to bank;  interest  at 9.98%;
               payable  in   monthly   installments  of   $2,552;
               collateralized by medical testing
               equipment; due April, 1999                                51,118

             Note payable to former  owners of IFHC;  interest at
               8%;  payable  in monthly  installments  of $11,429
               plus interest; due October, 1997                          34,284

             Note  payable to bank;  interest at 11.75%;  payable
               in monthly installments of $1,265;  collateralized
               by  substantially  all assets of Wand; due August,        40,018
               2000

             Loan payable to former employee                             73,958
             -------------------------------------------------------------------
                                                                        436,752
             Less current maturities                                    365,633
             -------------------------------------------------------------------

             Long-term debt                                        $     71,119
             ===================================================================

________________________________________________________________________________
NOTE 7.      LONG-TERM DEBT (Continued)
________________________________________________________________________________

            Aggregate maturities of long-term debt for the years subsequent to June 30, 1997 are as follows:

             June 30, 1998                                          $   365,633
             June 30, 1999                                               41,733
             June 30, 2000                                               19,377
             June 30, 2001                                                8,429
             June 30, 2002                                                1,580
             -------------------------------------------------------------------

                                                                    $   436,752
             ===================================================================

            Loan payable to former employee consisted of the remaining principal and interest due to a former employee under an oral agreement, wherein $75,000 was loaned to Wand in 1993. This agreement requires monthly payments of $1,450, including principal and interest at 6%, however such terms have not been complied with since 1993. Accordingly, the full amount of the acquired debt is reflected as currently due.

________________________________________________________________________________
      NOTE 8.      NOTES PAYABLE TO REDEEMED PARTNERS
________________________________________________________________________________

            In August 1993, MIS commenced a buy-back of certain outstanding limited partnership units. The buy-back agreement required MIS (and consequently, the Company) to purchase twenty-five partnership units from certain limited partners for $1,375,000, as evidenced by non-interest bearing notes payable. At June 30, 1997, $375,000 remained outstanding, of which $300,000 was repaid ($240,000 in cash and $60,000 in stock subscribed to) in August 1997.

            During 1997, the Company charged approximately $25,000 to interest expense in connection with imputing interest on the above notes at 8%. At June 30, 1997 the imputed interest discount on the non-interest bearing notes was fully amortized.

            On July 29, 1996, a claim against MIS was settled pursuant to an agreement providing for the buy-back of certain limited partnership units from the plaintiffs. The initial settlement required payments totaling $330,000. At June 30, 1997, the balance of this liability was $180,000, which was paid in August 1997.

________________________________________________________________________________
      NOTE 9.      RELATED PARTY TRANSACTIONS
________________________________________________________________________________

            OFFICE RENT

            The Company rents one of its office facilities from an individual who is the former majority owner of MIS and a director of the Company, and another office facility from a company owned 50% by this individual. Total rent expense related to these leases amounted to approximately $188,000 for the year ended June 30, 1997.

________________________________________________________________________________
NOTE 9.     RELATED PARTY TRANSACTIONS (Continued)
________________________________________________________________________________

            PURCHASE OF COMPUTER EQUIPMENT

            In September 1996, the Company purchased computer hardware and software from an individual who is an officer of the Company. In exchange for this computer equipment, the Company issued this individual 40,000 shares of its common stock (valued at $3 per share) and assigned a value to the equipment of $120,000.

________________________________________________________________________________
      NOTE 10.     INCOME TAXES
________________________________________________________________________________

            The components of the income tax benefit were as follows:

                                                      Year Ended    Period Ended
                                                    June 30, 1997  June 30, 1996
             -------------------------------------------------------------------

             Current Benefit
                Federal                               $        -     $        -
                State                                          -              -

             Deferred Benefit
                Federal                                  450,000         42,000
                State                                     66,000          6,000

             Increase in Valuation Allowance        (    154,000)  (     48,000)
             -------------------------------------------------------------------

             Income Tax Benefit                      $   362,000    $         -
             ===================================================================

            The net income tax benefit resulted from the utilization of current year operating losses against acquired deferred tax liabilities.

            The effective tax rate differed from the federal  statutory rate due
            to  permanent  differences  of  approximately   $65,000,   valuation
            allowance of $178,000 and other differences of $76,000.

            The Company has a net operating loss carryforward of approximately $723,000, which expires beginning in 2011.

            At June 30, 1997, approximate deferred tax assets and liabilities were as follows:

             Deferred tax assets:
             --------------------
             Allowances for doubtful accounts                        $  313,000
             Net operating loss carryforward                            771,000
             -------------------------------------------------------------------
             Total deferred tax assets                               $1,084,000

             Deferred tax liabilities:
             Accounts receivable of cash basis subsidiaries          $  751,000
             Excess tax over book deprecation                            83,000
             Unrealized gains on securities available for sale           24,000
             -------------------------------------------------------------------
             Total deferred tax liabilities                          $  858,000

             Net deferred tax asset                                  $  226,000
             Less valuation allowance                              ( $  226,000)
             -------------------------------------------------------------------
                                                                         -
             ===================================================================

________________________________________________________________________________
      NOTE 11.     STOCKHOLDERS' EQUITY
________________________________________________________________________________

            At June 30, 1997, the Company has authorized 40,000,000 shares of par value $.001 common stock, with 5,210,825 shares issued and outstanding. Additionally, the Company has authorized 10,000,000 shares of par value $.001 preferred stock. No preferred shares are issued or outstanding at June 30, 1997.

            In October 1996, the Company entered into an agreement with an underwriter to obtain equity financing with net proceeds to the Company of approximately $897,000. In connection therewith, the Company offered 433,500 shares of common stock (at $2 per share) and 867,000 warrants at $0.15 per warrant. Each warrant entitled the holder to purchase one share of common stock at $7.00 per share during the four year period commencing thirty days after the effective date of the offering.

            The Company completed an initial public offering of its common stock effective February 13, 1997, and issued 825,000 shares of common stock at a price of $6.00 per share. As part of the offering, the Company issued 1,650,000 redeemable common stock purchase warrants at a purchase price of $0.15 per warrant. Each warrant entitled the holder to purchase one share of common stock at $7.00 per share during the four year period commencing thirty days after the effective date of the offering. The initial public offering generated net proceeds to the Company of $3,395,233.

            At June 30, 1997, the Company has 3,207,500 warrants outstanding.
________________________________________________________________________________
      NOTE 12.     STOCK OPTIONS
________________________________________________________________________________

            The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Accordingly, compensation expense has been recorded to the extent that the market value of the underlying stock exceeded the exercise price at the date of grant. All stock options granted expire 5 years after the date of the grant. For the years ended June 30, 1997 and 1996, compensation costs related to stock options amounted to $50,000 and $0, respectively.

            Stock option activity for the year ended June 30, 1997 was as follows:

                                                   Number of    Weighted Average
                                                    Options      Exercise Price
             -------------------------------------------------------------------
             Balance, June 30, 1996                 1,207,000     $     1.47
             Granted during year                      425,500     $     9.43
             Exercised during year               (    407,500)    $     0.01
             ---------------------------------------------------

             Balance, end of year                   1,225,000     $     4.72
             ===================================================

             Exercisable at end of year             1,011,500     $     2.98

________________________________________________________________________________
NOTE 12.    STOCK OPTIONS (Continued)
________________________________________________________________________________

            The exercise prices of stock options which were fully vested at June 30, 1997 were as follows:

                            Exercise      Number of Options
                            Price
                            --------------------------------

                              $     0.10          492,500
                                    0.50          110,000
                                    1.00           25,000
                                    2.00            2,000
                                    4.00            5,000
                                    5.00           25,000
                                    6.00          180,000
                                    7.00           13,500
                                    8.00           14,500
                                    9.00           13,500
                                   10.00          117,000
                                   11.00           13,500

            The weighted average fair value per option as of grant date was $0.73 for stock options granted in 1997 and $0.19 for stock options granted in 1996. The determination of the fair value of all stock options granted was based on (i) risk-free interest rate of 6.38%,
            (ii) expected option lives of 5 years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company's common stock of 20%, and (iv) no expected dividends on the underlying stock.

            The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for stock options.

                                                      Year ended    Period ended
                                                    June 30, 1997  June 30, 1996
             -------------------------------------------------------------------

             Net loss                               ( $1,795,294)  ( $  355,720)
             Net loss per share                     ( $     0.44)  ( $     0.16)

            During the year ended June 30, 1997, 407,500 options were exercised, with net proceeds to the Company of $4,750.

________________________________________________________________________________
      NOTE 13.     COMMITMENTS AND CONTINGENCIES
________________________________________________________________________________

            LEASES

            The Company leases office and medical facilities under various non-cancelable operating leases. Future minimum payments under these leases are as follows:

             June 30, 1998                                          $   606,000
             June 30, 1999                                              545,000
             June 30, 2000                                              177,000
             June 30, 2001                                              128,000
             June 30, 2002                                              104,000
             Thereafter                                                 128,000
             -------------------------------------------------------------------

             Total                                                  $ 1,688,000
             ===================================================================

            EMPLOYMENT CONTRACTS

            The Company has employment contracts with certain executives, physicians and other clinical and administrative employees. Future annual minimum payments under these employment agreements are as follows:

             June 30, 1998                                          $1,540,000
             June 30, 1999                                           1,540,000
             June 30, 2000                                           1,540,000
             June 30, 2001                                           1,525,000
             June 30, 2002                                             371,000
             -------------------------------------------------------------------

                                                                    $6,516,000
             ===================================================================

            DATASCAN

            Datascan and the Company have been named as defendants in a lawsuit wherein a former Datascan employee is alleging employment discrimination. The lawsuit seeks unspecified punitive and economic damages. The Company believes that these claims are without merit, and intends to vigorously defend this action. At this time, the Company is unable to estimate the possible loss or range of loss that would occur if this action were judged unfavorably.

            FLORIDA REHABILITATION

            On September 25, 1996, pursuant to a merger agreement ("FRSI Agreement"), the Company, acquired Florida Rehabilitation Services, Inc. ("FRSI") and Southeast Medical Staffing, Inc. ("SMSI" and
            collectively   "FR  Group")  from  the  sole   shareholder  of  both
            companies. On December 31, 1996, the Company has rescinded this transaction as a result of the Company's belief that a breach of the agreement has occurred and requested the return of all consideration paid. In connection therewith, the Company has cancelled the shares of common stock issued as part of the purchase price and will take all action for the return of all cash and other expenses paid in connection with the transaction. The merger transaction is not reflected in the financial statements and the common stock is not considered to be outstanding at June 30, 1997.

________________________________________________________________________________
NOTE 13.    COMMITMENTS AND CONTINGENCIES (Continued)
________________________________________________________________________________

            During  the  year  ended  June  30,  1997,   the  Company   reserved
            approximately $72,000 of advances incurred in connection with this transaction.

            In January 1997, a medical billing group filed a complaint against the company and FR Group claiming breach of a funding and security agreement, and economic damages of approximately $150,000 plus treble damages of approximately $208,000. Although the Company believes it has meritorious defenses against the suit, the ultimate resolution of the matter could result in a material loss to the Company.

________________________________________________________________________________
      NOTE 14.     DISCONTINUED OPERATIONS
________________________________________________________________________________

            In October 1996, the Company disposed of the operations of Arthur's Pharmacy and Surgical Supply, Inc. through the sale of its five year management agreement to the majority shareholder of the second party to the agreement for a $90,000 collateralized note receivable. The note receivable was valued at $50,000, the approximate value of the collateral (12,500 shares of the Company's common stock) at the time of the transaction. In connection with the discontinuation of the operations, the Company deemed accrued management fees and notes receivable of $141,691 to be uncollectible.

            The note receivable is included in other long term assets and although it provides for interest at 10%, the Company is not accruing interest due to its non-performing status.

________________________________________________________________________________
      NOTE 15.     SUBSEQUENT EVENTS
________________________________________________________________________________

            GENERAL MEDICAL ASSOCIATES, INC.

            Effective July 1, 1997, the Company purchased all of the outstanding common stock of Dr. Martin W. Harrison, M.D., P.A., doing business as General Medical Associates, Inc. (General), a multi-specialty medical group with components of neurology and physiatry in addition to chiropractic physicians, licensed massage therapists and additional ancillary services. In exchange for the stock of General, the Company paid $300,000 cash, 366,154 shares of the Company's common stock and entered into a note payable of $400,000 with the former shareholder of General. In addition to the purchase consideration, the Company is potentially liable for contingent consideration of up to 156,923 shares, plus additional shares issuable in connection with a $6.50 price guarantee for the two month period commencing the second anniversary of the transaction, and the Company has guaranteed the former shareholder a minimum of $6.50 per share selling price on 200,000 shares which become available for sale during the period July 1, 1998 through February 12, 2000.

            In connection with the acquisition the former shareholder of General entered into a 5-year employment agreement with the Company whereby he will be paid a minimum of $350,000 annually.

________________________________________________________________________________
NOTE 15.    SUBSEQUENT EVENTS (Continued)
________________________________________________________________________________

            Subsequent to the consummation of the acquisition, information has come to the attention of the Company indicating that certain of the representations made during due diligence may be inaccurate. In connection therewith, the Company has consulted with counsel and is considering all options.


            PREFERRED STOCK

            Subsequent to year-end, the Company issued 5,000 shares of its preferred stock via a private placement and received net proceeds of $500,000.