Form 10QSB
period 1997-09-30
METROPOLITAN HEALTH NETWORKS INC
filed 1997-11-19
CIK 1009379

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

                         Commission file number 0-28456

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

Yes  X    No
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of November, 14, 1997
    ------------------------------      ------------------------------------
    Common Stock, par value $0.001                    5,465,867

                       METROPOLITAN HEALTH NETWORKS, INC.

                                      INDEX


                                                                 Page No.
                                                                 --------

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheet-
            September 30, 1997                                       3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            September 30, 1997 and 1996                              4

          Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            September, 1997                                        5-6

          Notes to Condensed Consolidated
            Financial Statements                                     7

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                            8



SIGNATURES                                                           9

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                  September 30,
                                                                       1997
                                                                   ------------
ASSETS
CURRENT ASSETS:
Cash                                                               $    467,683
Marketable securities                                                   237,144
Accounts receivable, net                                              5,080,401
Other current assets                                                    215,373
                                                                   ------------

Total current assets                                                  6,000,601

PROPERTY AND EQUIPMENT, net                                           4,302,814

INTANGILBLE ASSETS, net                                               3,226,478

DEFERRED ACQUISITION COSTS                                              128,922

OTHER ASSETS                                                            397,786
                                                                   ------------

TOTAL                                                              $ 14,056,601
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                              $  1,224,488
Line of credit facility                                                 585,076
Current maturities of capital lease obligations                         632,152
Current maturities of long-term debt                                    630,942
                                                                   ------------

Total current liabilities                                             3,072,658

LONG TERM DEBT                                                          242,325

CAPITAL LEASE OBLIGATIONS                                             2,647,794

Total liabilities                                                     5,962,777
                                                                   ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.001 per share:
  40,000,000 shares authorized;
  5,444,479 shares issued and outstanding                                 5,444
Preferred Stock, par value $ .001 per share,
  Stated value $100 per share
  10,000,000 shares authorized
  5,000 issued and outstanding                                          500,000
Additional paid-in capital                                            9,845,462
Retained earnings (deficit)                                          (2,257,082)
                                                                   ------------

Total stockholders' equity                                            8,093,824
                                                                   ------------

TOTAL                                                              $ 14,056,601
                                                                   ============

See notes to condensed consolidated financial statements--unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                     For the Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        1997           1996
                                                    ------------   ------------
                                                                      (Note 2)
REVENUES:
Net patient revenues                                $  2,932,261   $  2,978,293
                                                    ------------   ------------


EXPENSES:
Salaries and benefits                                  1,527,049      1,484,199
Depreciation and amortization                            316,723        257,934
General and administrative                             1,496,960      1,435,810
                                                    -------------  ------------

Total Expenses                                         3,340,732      3,177,943
                                                    -------------  ------------

INCOME (LOSS) FROM OPERATIONS                           (408,471)      (199,650)
                                                    -------------  -------------

OTHER INCOME (EXPENSE):
Gain on sale of asset                                       ----         91,384
Interest expense                                        (115,907)       (88,952)
Other income                                              15,290         19,517
                                                    -------------  ------------

Total Other Income (Expense)                            (100,617)        21,949
                                                    -------------  ------------


NET INCOME (LOSS)                                   $   (509,088)  $   (177,701)
                                                    ============   ============


NET LOSS PER COMMON SHARE                                 $ 0.09         $ 0.03
                                                          ======         ======






See notes to condensed consolidated financial statements--unaudited.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                For the Three
                                                                 Months Ended
                                                             September 30, 1997
                                                             ------------------
Increase (Decrease) in Cash and equivalents from:

OPERATING ACTIVITIES:
Net Loss                                                          $  (509,088)
Adjustments to reconcile net cash provided
 by operating activities:
    Depreciation and amortization                                     316,723
    Provision for bad debts                                           266,448
    Stock issued in lieu of cash                                       37,500
Changes in assets and liabilities:
    Accounts receivable, net                                         (471,940)
    Trading securities                                                112,658
    Other current assets                                              (67,147)
    Other assets                                                     (147,550)
    Accounts payable and accrued expenses                             201,501
                                                                  -----------

Net cash used in operating activities                                (260,895)
                                                                  -----------

INVESTING ACTIVITIES:
Capital expenditures                                                 (233,972)
Deferred acquisition costs                                              7,584
Cash consideration paid for Company acquired                         (300,000)
Cash balance of Company acquired                                       44,188

Net cash used in investing activities                                (482,200)
                                                                  -----------

FINANCING ACTIVITIES:
Repayments on lines-of-credit                                         (43,425)
Repayment of notes to redeemed partners                              (442,500)
Repayments of capital lease obligations                              (413,684)
Issuance of preferred stock                                           442,500
                                                                  -----------

Net cash provided by financing activities                            (457,109)
                                                                  -----------


NET DECREASE IN CASH                                                1,200,204

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                         1,667,887
                                                                  -----------
CASH AND EQUIVALENTS AT END OF PERIOD                             $   467,683
                                                                  ===========

Supplemental Disclosures:
  Interest paid                                                   $   130,410
                                                                  ===========
  Income taxes paid                                               $      --
                                                                  ===========




See notes to condensed consolidated financial statements--unaudited.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)


NON-CASH INVESTING AND FINANCING ACTIVITIES:


Effective July 1, 1997 Metropolitan Health Networks, Inc. acquired 100% of Martin Harrison MD, PA (D/B/A General Medical Associates). A summary of the acquisition is as follows:


Consideration:
  Fair value of stock issued           $1,189,000
  Issuance of notes payable               400,000
  Assumption of liabilities                32,000
                                       ----------
    Total consideration                $1,621,000
                                       ==========

METROPOLITAN   HEALTH  NETWORKS,   INC.  AND  SUBSIDIARIES  NOTES  TO  CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS--Unaudited


1.    The  accompanying  condensed  consolidated  balance sheet of  Metropolitan
Health Networks, Inc. ("Metropolitan" or the "Company") as of September 30, 1997, the related condensed consolidated statements of operations for the three months ended September 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the three months ended September 30, 1997 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1997 included in the Company's form 10-KSB filed with the Securities and Exchange Commission.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-- The condensed consolidated financial statements include Metropolitan Health Networks, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.


FINANCIAL RESULTS FOR THE THREE MONTHS ENDED SEPTMEBER 30, 1996 - For comparative purposes, the results of operations for this period were prepared on a pro forma basis as if the subsidiaries owned by the Company included in the results of operations for the period ended September 30, 1997 had been acquired as of July 1,1996.


SALE OF PREFERRED STOCK --- In July, the Company sold 5,000 shares of 10% Convertible Preferred Stock in a private placement resulting in net proceeds to the Company of $ 442,500. The stock is convertible at 85% of the ten (10) day moving average or $ 6.00 per share, whichever is less and is callable after two
(2) years. The agreement has demand registration rights on the anniversary of the closing date of the agreement, and has piggy back rights on any registration the Company completes, and if the Company does not meet a minimum of $ 30 million in run rate revenue within seven (7) months from the date of the agreement, the investor shall have demand registration rights.

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

Results of Operations

Three months ended September 30, 1997 Compared to three months ended September 30, 1996


Net patient revenues for the three months ended September 30, 1997 declined approximately 1.5% to $2.92 million, as compared to $2.98 million for the corresponding quarter of 1996. This decline was due to a reduction in diagnostic procedures performed by one of its subsidiaries. This was partially offset by the $140,000 generated by its billing group, which started non-related party billing and collection in June of 1997.

Total operating expenses for the three months ended September 30, 1997 increased 5.1% to $3.34 million, as compared to $3.12 million for the corresponding quarter of 1996. This increase was primarily attributable to the increase in depreciation from new equipment purchased in the first half of fiscal 1997 and the increase in personnel and related costs due to the Company's completion of its initial public offering and expansion of its corporate services.

Total other income (expense) for the three months ended September 30, 1997 decreased to a net other expense of $101,000 as compared to a net other income of $22,000 for the corresponding quarter of 1996. This decrease is due to a gain recognized on sale of certain assets during the first quarter of fiscal 1997.




Liquidity and Capital Resources

While the Company has working capital of approximately $3 million at September 30, 1997, the Company's cash and cash equivalents decreased by more than $1.2 million during the last quarter. It is anticipated that the Company will experience additional reductions in cash from operations for the next one to two quarters. The Company utilized additional reserves to open a new primary care facility, upgrade an existing facility and complete the acquisition of General Medical Associates. However the demands on cash will be lessened due to a reduction in losses and an acceleration in collections on its accounts receivable.


A primary source of the Company's liquidity will be derived from its accounts receivable, therefore it has selected, designed and implemented an information system which will link the network, maximize billing, and reduce the number of days of sales in accounts receivable. Additionally, the Company is in final negotiations for a line of credit, which, if consummated, will be secured by accounts receivable. The Company is also in negotiations for the sale of additional preferred stock similar to the sale reflected in the first quarter of fiscal 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      METROPOLITAN HEALTH NETWORKS, INC.

                                           Registrant





Date:  November 19, 1997                   /s/ Noel J. Guillama
                                           -------------------------------------
                                           Noel J. Guillama
                                           Chairman, President and
                                           Chief Executive Officer







Date:  November 19, 1997                   /s/ Donald B. Cohen
                                           -------------------------------------
                                           Donald B. Cohen
                                           Executive Vice President, Chief
                                           Finance Officer, Treasurer,
                                           Director