Form 10QSB
period 1997-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 1998-02-19
CIK 1009379

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB

(Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

Yes  X    No  ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of February, 17, 1998
                  -----                 ----------------------------------

    Common Stock, par value $0.001                    5,465,867






                        METROPOLITAN HEALTH NETWORKS, INC.

                                     INDEX


                                                            Page No.
                                                            --------

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheet-
            December 31, 1997                                  3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            December 31, 1997 and 1996                         4

          Condensed Consolidated Statements of
            Operations for the Six Months Ended
            December 31, 1997                                  5

          Condensed Consolidated Statements of
            Cash Flows for the Six Months Ended
            December 31, 1997                                   6-7

          Notes to Condensed Consolidated
            Financial Statements                                8

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                       9


SIGNATURES                                                      10

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                  December 31,
                                                      1997
                                                      ----


ASSETS
CURRENT ASSETS:
Cash                                                 220,387
Marketable Securities                                145,329
Accounts receivable, net                           5,316,406
Other current assets                                 105,679
                                                ------------

Total current assets                               5,787,801

PROPERTY AND EQUIPMENT, net                        4,228,074

INTANGILBLE ASSETS, net                            3,227,090

DEFERRED ACQUISITION COSTS                           222,667

OTHER ASSETS                                         465,528
                                                ------------
TOTAL                                           $ 13,931,160
                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses           $  1,726,577
Line of credit facility                            1,060,272
Current maturities of capital lease obligations      632,151
Current maturities of long-term debt                 630,942
                                                ------------
Total current liabilities                          4,049,942

LONG TERM DEBT                                       319,472

CAPITAL LEASE OBLIGATIONS                          2,461,915
                                                ------------
Total liabilities                                  6,831,329
                                                ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.001 per share:
  40,000,000 shares authorized;
  5,465,867 shares issued and outstanding              5,466
Preferred Stock, par value $ .001 per share,
  Stated value $100 per share
  10,000,000 shares authorized
  5,000 issued and outstanding                       500,000
Additional paid-in capital                         9,845,440
Retained earnings (deficit)                       (3,251,075)
                                                -------------

Total stockholders' equity                         7,099,831
                                                ------------
TOTAL                                           $ 13,931,160
                                                ============
See notes to condensed consolidated financial statements--unaudited.




METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                For the Three Months Ended
                                                       December 31,
                                                     1997          1996
                                                     ----          ----
REVENUES:
Net patient revenues                            $  2,810,632   $  2,732,296
                                                ------------   ------------


EXPENSES:
Salaries and benefits                              1,641,798      1,641,146
Depreciation and amortization                        354,461        180,340
General and administrative                         1,613,589      1,206,770
                                                -------------  ------------

Total Expenses                                     3,609,848      3,028,256
                                                -------------  ------------

INCOME (LOSS) FROM OPERATIONS                       (799,216)      (295,960)
                                                -------------  -------------

OTHER INCOME (EXPENSE):
Gain on sale of assets                                  ----           ---
Interest expense                                    (145,479)      (157,182)
Other income                                          (4,904)         6,958
                                                -------------  ------------

Total Other Income (Expense)                        (150,383)      (150,224)
                                                -------------  -------------


NET INCOME (LOSS)                               $   (949,599)  $   (446,184)
                                                ============   ============


NET LOSS PER COMMON SHARE                             $ 0.17         $ 0.11
                                                      ======         ======













See notes to condensed consolidated financial statements--unaudited.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                                                 For the Six
                                                 Months Ended
                                               December 31,1997
                                               ----------------

REVENUES:
Net patient revenues                            $  5,476,445
                                                ------------


EXPENSES:
Salaries and benefits                              3,168,846
Depreciation and amortization                        651,619
General and administrative                         2,863,667
                                                ------------

Total Expenses                                     6,684,132
                                                ------------
INCOME (LOSS) FROM OPERATIONS                     (1,207,687)
                                                ------------
OTHER INCOME (EXPENSE):
Gain on sale of assets                                  ----
Interest expense                                    (277,999)
Other income                                          26,999
                                                ------------

Total Other Income (Expense)                        (251,000)


NET INCOME (LOSS)                               $ (1,458,687)
                                                =============


NET LOSS PER COMMON SHARE                             $ 0.27
                                                      ======




See notes to condensed consolidated financial statements--unaudited.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)


                                                  For the Six
                                                  Months Ended
                                               December 31, 1997
                                               -----------------

Increase (Decrease) in Cash and equivalents from:

OPERATING ACTIVITIES:
Net Loss                                        $ (1,458,687)
Adjustments to reconcile net cash provided
 by operating activities:
    Depreciation and amortization                  1,127,324
    Provision for bad debts                        1,118,559
    Stock issued in lieu of cash                      37,500
Changes in assets and liabilities:
    Accounts receivable, net                      (1,855,471)
    Trading securities                               204,474
    Other current assets                              42,546
    Other assets                                    (215,291)
    Accounts payable and accrued expenses            678,589
                                                -------------
Net cash used in operating activities               (320,457)
                                                -------------

INVESTING ACTIVITIES:
Capital expenditures                                (651,868)
Deferred acquisition costs                           (86,161)
Cash consideration paid for Company acquired        (342,015)
Cash balance of Company acquired                      45,962
                                                -------------
Net cash used in investing activities             (1,034,082)
                                                -------------

FINANCING ACTIVITIES:
Net borrowings on lines-of-credit                    431,771
Repayment of notes to redeemed partners             (365,353)
Repayments of capital lease obligations             (599,563)
Issuance of preferred stock                          440,184
                                                ------------

Net cash provided by financing activities            (92,961)
                                                -------------


NET DECREASE IN CASH                              (1,447,500)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD        1,667,887
                                                ------------
CASH AND EQUIVALENTS AT END OF PERIOD             $  220,387
                                                ============

Supplemental Disclosures:
  Interest paid                                 $    277,999
                                                ============
  Income taxes paid                             $     ---
                                                ============




See notes to condensed consolidated financial statements--unaudited.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
(Unaudited)


NON-CASH INVESTING AND FINANCING ACTIVITIES:


Effective July 1, 1997 and October 1, 1997 respectively, Metropolitan Health Networks, Inc. acquired 100% of Martin Harrison MD, PA (D/B/A General Medical Associates) and 100% of David Glickman MD, PA. A summary of both acquisitions is as follows:


Consideration:
  Fair value of stock issued           $1,257,000
  Issuance of notes payable               400,000
  Assumption of liabilities                57,000
                                       ----------
    Total consideration                $1,714,000
                                       ==========

METROPOLITAN   HEALTH  NETWORKS,   INC.  AND  SUBSIDIARIES  NOTES  TO  CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS--Unaudited


1. The accompanying condensed consolidated balance sheet of Metropolitan Health Networks, Inc. ("Metropolitan" or the "Company") as of December 31, 1997, the related condensed consolidated statements of operations for the three months ended December 31, 1997 and 1996, and the six months ended December 31, 1997 and the condensed consolidated statements of cash flows for the six months ended December 31, 1997 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the six months ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1997 included in the Company's form 10-KSB filed with the Securities and Exchange Commission.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-- The condensed consolidated financial statements include Metropolitan Health Networks, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.


FINANCIAL RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 - For comparative purposes, the results of operations for this period were prepared on a pro forma basis as if the subsidiaries owned by the Company, included in the results of operations for the period ended December 31, 1997, had been acquired as of July 1, 1996.


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

Results of Operations

Three months ended December31, 1997 compared to three months ended December 31, 1996


Net patient revenues for the three months ended December 31, 1997 increased approximately 2.9% to $2.81 million, as compared to $2.73 million for the corresponding quarter of 1996. This increase was due to an acquisition of a small primary care facility. Revenues for the Company's other facilities remained constant.

Total operating expenses for the three months ended December 31, 1997 increased 19.2% to $3.61 million, as compared to $3.03 million for the corresponding quarter of 1996. This increase was primarily attributable to the anticipated merger with a large multi-specialty group practice within the same geographical region. When completed certain subsidiaries maintained excess staff in anticipation of increased revenues generated by the synergies anticipated by this acquisition.

The Company has now initiated an overhead reduction plan, with phase I underway and due for completion within the next 15 days. The resulting expense reductions will net the Company approximately $1.5 million in savings without any loss to services. This will include the sale and / or closing of certain unprofitable facilities.


Liquidity and Capital Resources

As a result of the companies losses from operations of approximately $950,000 together with the cost associaterd with restarting of the two medical centers and opening the third primary care facility,, the company may experience liquidity and cash flow problems if they are not able to raise capital in the immediate future.

A primary source of the Company's liquidity is derived from its accounts receivable, therefore it has selected, designed and implemented an information system which links the Company's facilities to maximize billing, and reduce the number of days of sales in accounts receivable. Additionally, the Company has closed on a line of credit for $1.5 million of which the Company has drawn down approximately $800,000 to date. This line of credit is secured by accounts receivable of one of the Company's subsidiary and is guaranteed by the Company. The Company is seeking to sell additional preferred stock similar to the sale reflected in the first quarter of fiscal 1998, as well as has entered into negotiations to re-finance it current existing debt including long-term leases to reduce interest cost and provide additional borrowing capacity.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company=s expectation and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive and other factors affecting the Company=s operations, markets, expansion strategies, available financing, and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the
Company=s control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      METROPOLITAN HEALTH NETWORKS, INC.

                                           Registrant





Date:  February 19, 1998                   /s/ Noel J. Guillama
                                           --------------------
                                           Noel J. Guillama
                                           Chairman, President and
                                           Chief Executive Officer







Date:  February 19, 1998                   /s/ Donald B. Cohen
                                           -------------------
                                           Donald B. Cohen
                                           Executive Vice President,
                                           Chief Financial Officer