Form 10QSB
period 1998-03-31
METROPOLITAN HEALTH NETWORKS INC
filed 1998-05-20
CIK 1009379

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB

(Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Yes  X    No  ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of May 18, 1998
                  -----                 ----------------------------------

    Common Stock, par value $0.001                    6,057,633

                        METROPOLITAN HEALTH NETWORKS, INC.

                                     INDEX


                                                            Page No.
                                                            --------

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheet-
            March 31, 1998                                      3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            March 31, 1998 and 1997                             4

          Condensed Consolidated Statements of
            Operations for the Nine Months Ended
            March 31, 1998                                      5

          Condensed Consolidated Statements of
            Cash Flows for the Nine Months Ended
            March 31, 1998                                    6-7

          Notes to Condensed Consolidated
            Financial Statements                                8

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                       9


SIGNATURES                                                     12

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                    March 31,
                                                      1998


ASSETS
CURRENT ASSETS:
Cash                                                 455,264
Marketable Securities                                 70,329
Accounts receivable, net                           5,206,655
Other current assets                                 192,495
                                                ------------

Total current assets                               5,924,743

PROPERTY AND EQUIPMENT, net                        4,102,813

INTANGILBLE ASSETS, net                            3,180,309

DEFERRED ACQUISITION COSTS                           224,953

OTHER ASSETS                                         436,853
                                                ------------
TOTAL                                           $ 13,869,671
                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses           $  2,303,018
Line of credit facility                            1,547,462
Current maturities of capital lease obligations      770,179
Current maturities of long-term debt                 554,194
                                                ------------
Total current liabilities                          5,174,853

LONG TERM DEBT                                       325,079

CAPITAL LEASE OBLIGATIONS                          2,187,631
                                                ------------
Total liabilities                                  7,687,563
                                                ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.001 per share:
  40,000,000 shares authorized;
  5,507,364 shares issued and outstanding              5,508
Preferred Stock, par value $ .001 per share,
  Stated value $100 per share
  10,000,000 shares authorized
  5,000 issued and outstanding                       500,000
Additional paid-in capital                         9,830,888
Retained earnings (deficit)                       (4,154,288)
                                                ------------

Total stockholders' equity                         6,182,108
                                                ------------
TOTAL                                           $ 13,869,671
                                                ============

See notes to condensed consolidated financial statements--unaudited.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                For the Three Months Ended
                                                          March 31,
                                                ---------------------------
                                                    1998            1997
                                                ----------      -----------
                                                                  (Note 2)
REVENUES:
Net patient revenues                            $  2,762,831   $  2,936,383
                                                ------------   ------------
EXPENSES:
Salaries and benefits                              1,703,875      1,503,526
Depreciation and amortization                        337,003        176,334
General and administrative                         1,463,242      1,413,323
                                                ------------   ------------

Total Expenses                                     3,504,120      3,093,183
                                                ------------   ------------

INCOME (LOSS) FROM OPERATIONS                       (741,289)      (156,800)
                                                ------------   ------------

OTHER INCOME (EXPENSE):
Gain on sale of assets                                  ----           ---
Interest expense                                    (136,988)      (101,643)
Other income                                         (67,147)        18,341
                                                ------------   ------------

Total Other Income (Expense)                        (204,135)       (83,302)
                                                ------------   ------------


NET INCOME (LOSS)                               $   (945,424)  $   (240,102)
                                                ============   ============


NET LOSS PER COMMON SHARE                             $ 0.17         $ 0.05
                                                      ======         ======

See notes to condensed consolidated financial statements--unaudited.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                                                For the Nine
                                                Months Ended
                                                March 31,1998
                                                -------------

REVENUES:
Net patient revenues                            $  8,209,276
                                                ------------
EXPENSES:
Salaries and benefits                              4,872,722
Depreciation and amortization                        988,621
General and administrative                         4,326,910
                                                ------------
Total Expenses                                    10,188,253
                                                ------------
INCOME (LOSS) FROM OPERATIONS                     (1,978,977)
                                                ------------

OTHER INCOME (EXPENSE):
Gain on sale of assets                                  ----
Interest expense                                    (414,986)
Other income                                         (40,148)
                                                ------------
Total Other Income (Expense)                        (455,134)
                                                ------------

NET INCOME (LOSS)                               $ (2,434,111)
                                                ============


NET LOSS PER COMMON SHARE                             $ 0.45
                                                      ======


See notes to condensed consolidated financial statements--unaudited.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)


                                                  For the Nine
                                                  Months Ended
                                                 March 31, 1998
                                                 --------------
Increase (Decrease) in Cash and equivalents from:

OPERATING ACTIVITIES:
Net Loss                                        $ (2,434,111)
Adjustments to reconcile net cash provided
 by operating activities:
    Depreciation and amortization                  1,229,747
    Provision for bad debts                        1,139,774
    Stock issued in lieu of cash                      37,500
Changes in assets and liabilities:
    Accounts receivable, net                      (1,692,004)
    Trading securities                               279,474
    Other current assets                             (44,270)
    Other assets                                    (186,617)
    Accounts payable and accrued expenses          1,255,030
                                                ------------
Net cash used in operating activities               (415,477)
                                                ------------

INVESTING ACTIVITIES:
Capital expenditures                                (597,163)
Deferred acquisition costs                           (88,447)
Cash consideration paid for Company acquired        (342,015)
Cash balance of Company acquired                      45,962
                                                ------------
Net cash used in investing activities               (981,663)
                                                ------------

FINANCING ACTIVITIES:
Net borrowings on lines-of-credit                    918,960
Repayment of notes to redeemed partners             (359,746)
Repayments of capital lease obligations             (812,566)
Issuance of preferred stock                          437,868
                                                ------------
Net cash provided by financing activities            184,516
                                                ------------


NET DECREASE IN CASH                              (1,212,624)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD        1,667,887
                                                ------------
CASH AND EQUIVALENTS AT END OF PERIOD             $  455,264
                                                ============

Supplemental Disclosures:
  Interest paid                                 $    405,154
                                                ============
  Income taxes paid                             $     ---
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
                                       ==========

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited


1. The accompanying condensed consolidated balance sheet of Metropolitan Health Networks, Inc. ("Metropolitan" or the "Company") as of March 31, 1998, the related condensed consolidated statements of operations for the three months ended March 31, 1998 and 1997, and the nine months ended March 31, 1998 and the condensed consolidated statements of cash flows for the nine months ended March 31, 1998 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1997 included in the Company's form 10-KSB filed with the Securities and Exchange Commission.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-- The condensed consolidated financial statements include Metropolitan Health Networks, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.


FINANCIAL RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 - For comparative purposes, the results of operations for this period were prepared on a pro forma basis which include adjustments for acquisitions acquired subsequent to March 31, 1997 as to reflect the acquisition as if the subsidiaries was owned by the Company, included in the results of operations for the period ended March 31, 1998, had been acquired as of January 1, 1997. For comparative purposes classifications may differ from amounts previously reported


SALE OF PREFERRED STOCK --- In July 1997, the Company sold 5,000 shares of 10% Convertible Preferred Stock in a private placement resulting in net proceeds to the Company of $ 442,500. The stock is convertible into common stock at 85% of the ten (10) day moving average or $ 6.00 per share, whichever is less and is callable after two (2) years. The agreement has demand registration rights on the anniversary of the closing date of the agreement, and has piggy back rights on any registration the Company completes, and if the Company does not meet a minimum of $ 30 million in run rate revenue within seven (7) months from the date of the agreement, the investor shall have demand registration rights. This right has not been exercised to date.

3. SUBSEQUENT EVENTS

SALE OF PREFERRED STOCK - In April 1998, the Company sold 1,200 shares of 5% Series B Convertible Preferred Stock in a private placement resulting in net proceeds to the Company of $ 1,130,000. The stock is convertible into common stock at $4.00 per share or at a 10% below the average of the two lowest closing bid prices of the common stock during any 12 consecutive trading days ending one trading day prior to such conversion date, which ever is lower. The transaction was closed on April 27, 1998. The Company is obligated to file a registration statement within 60 days of the closing date for the underlying common stock. Subsequent to the financing and the unwinding of Trident Medical Concepts, Inc., the investor has contacted the Company and expressed a desire to re-negotiate its investment in the Company

EXERCISE OF OPTIONS - In April 1998 under a non-cash option exercision agreement, Bonnie Hilderbrand, Noel J. Guillama, President and CEO, and Donald
B. Cohen, Executive Vice President and CFO exercised options which resulted in issuance of shares in the amount of 145,000, 159,666 and 30,000, respectively.


ACQUISITION OF TRIDENT MEDICAL CONCEPTS, INC. - On November 30, 1997, Metropolitan Health Networks, Inc. (the "Registrant" or the "Company"), Metcare, VI, Inc. ("Metcare"), a wholly-owned subsidiary of the Company (Subsidiary) and Trident Medical Concepts, Inc. ("Trident") entered into a definitive merger agreement which Merger Agreement was amended on January 13, 1998 and February 22, 1998 (collectively the "Merger Agreement") pursuant to which Trident was merged into Metcare. Pursuant to the Merger Agreement, each share of common and preferred stock of Trident issued and outstanding immediately preceding February 27, 1998, the Effective Date, were converted into the right to receive 1.15 shares of the Common Stock of the Company for an aggregate amount of 7,539,869 shares. The principals followed in determining the amount of shares issued to the shareholders of Trident include the worth of the businesses considering their historical, present and future business operations, and the market for the Company's shares, including the depth and trading activity in the shares.

The Merger Agreement provided, among other things, that the Company shall have the absolute right to cause the Merger to be unwound solely upon the occurrence of the failure to obtain Trident's Lender's Consent to the Merger Agreement, as amended, or to replace Lender by May 1, 1998. The Company was unable to obtain the Lender's Consent or to replace the Lender in the time specified by the merger agreement and therefore on May 8, 1998, elected to unwind the merger.


Noel J. Guillama simultaneously reassumed the position of Chairman of the Board of Directors of the Company with the notice of the termination of the merger.

ASSET PURCHASE - On April 2, 1998, Metropolitan Health Networks, Inc. (the "Registrant" or the "Company"), Metcare, VII, Inc. ("Metcare"), a wholly-owned subsidiary of the Company (Subsidiary) Inc. and Primedica Healthcare, Inc. (Primedica) entered into an asset purchase agreement pursuant to which Metcare purchased substantially all of the assets and operations related to two physician practices (the Practices) located in North Miami Beach, Florida owned by Primedica. The aggregate purchased price was Three Million Five Hundred Thousand Dollars ($3,500,000). The purchase price was allocated as follows:
                    i)     Accounts Receivable                $  135,000
                   ii)     Furniture and Fixtures                465,000
                  iii)     Goodwill                            2,900,000

Payment of the purchase price was made by delivery to the Primedica of an unsecured promissory note of Three Million Five Hundred Thousand Dollars ($3,500,000). The note, together with interest computed at the rate of Seven and one half percent (7.5%) per annum, requires fifty-nine (59) monthly principal and interest payments of Twenty-eight thousand one hundred ninety-six dollars ($28,196) and a final payment due on April 2, 2003 of Three million sixty-nine thousand seven hundred forty-eight dollars ($3,069,748).

The purchase provides both capitated and non-capitated medical services to approximately 2,600 members of various managed care organizations. The capitated services comprise approximately ninety percent (90%) of its revenues and one managed care organization accounts for approximately eighty-five percent (85%) of total revenues. The unaudited revenues for the Practices for the twelve months ended December 31, 1997 equaled approximately $5,700,000 resulting in a gross margin of approximately $230,000.

An additional agreement was signed, the Repurchase Election Agreement, whereby Primedica may be required to repurchase the Practices at the end of five years in exchange for extinguishing Metcare and Registrant's further obligations under the Note, provided certain conditions are met, among the most significant of which is the requirement that the Company be in compliance with the terms of the Promissory Note. Additonally, Primedica may elect not to be liable to repurchase the Practices if the net revenue derived from the purchased assets exceeds Six million dollars ($6,000,000). The Company believes that this acquisition will remain part of Metropolitan Health Networks, Inc., however the Company has been advised that Trident Medical Concepts, Inc. may express a claim on the acquisition

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Results of Operations

Three months ended March 31, 1998 compared to pro forma three months ended March 31, 1997:

Net revenue for the three months ending March 31, 1998, was $2,762,000, as compared to $2,936,000 of revenue for the same period (pro forma) in 1997, resulting in a difference of $174,000. Three operating entities materially affected the revenue, the MRI Scan Center, Datascan of Florida, and the MetCare Medical Centers.

MRI Scan Center had a reduction in operating revenue of $140,000. Revenue for the quarter ending March 31, 1998 was $1,187,000, as compared with $1,327,000 for the same quarter 1997. Patient volume increased for the third quarter of fiscal 1998 as compared with the third quarter 1997 (2,302 patients versus 2, 228 respectively). The revenue decline versus the patient volume increase, can be directly attributed to the competitive marketplace and burgeoning HMO industry in South Florida. These factors have driven the price per scan downward, while the patient volume increase has come from the most competitive of our areas, the Miami marketplace. Management believes the price per scan pressure will continue, but an aggressive marketing program has proven (in the Miami location) to be an effective tool in maintaining and even increasing revenues.

Datascan of Florida had an increase in operating revenues of $132,000. $883,000 in revenues for the quarter ending March 31, 1998, as compared with $752,000 for the same quarter 1997. Increased revenue can be attributed to an intensified marketing effort, with the securing of three significant contracts.

The Company's primary care facilities, Metcare Medical Centers, experienced a revenue reduction of $75,000, $90,000 for quarter ending March 31, 1998, as compared to $165,000 for the same period 1997 (pro forma). The revenue decline can be attributed to the temporary closing of one center and physician turnover at another. In effect, these centers became start-ups and management intends to close or sell two of the centers, since they require more resources and dedication of management than that which is currently available. However, in the two centers that will be retained, management believes that with some fine tuning revenue should increase by year end.

Expenses for the quarter ending March 31, 1998, increased by $411,000 to $3,504,000, as compared with $3,094,000 for the same quarter 1997. Factors that contributed to this increase are directly linked to the Company's post I.P.O. phase, that included building an infrastructure (i.e. Information System, marketing efforts, additional insurance, etc.), additional middle to high level personnel (including two new physicians), interest expense and professional fees

Operating losses for the quarter ending March 31, 1998, were $741,000 as compared with losses of $157,000 for the same period 1997, a difference of $584,000. During March 1998, management identified and instituted a cost reduction program, that when fully realized, is expected to reduce costs approximately $ 1.9 million, with a corresponding reduction of revenues by approximately $600,000, however, no assurances can be made these expectations will be met These reductions will not be fully realized until the end of the fourth quarter of 1998, or early first quarter of 1999. Operations will be consolidated to gain efficiencies. Other expenses for the quarter ending March 31, 1998, were $204,000 as compared to $83,000 for the same period 1997; a difference of $121,000. Net losses for the quarter ending March 31, 1998, were $945,000 as compared with $240,000 for the same period 1997 on a pro forma basis; a difference of $705,000.

Liquidity and Capital Resources

As a result of the company's losses from operations of approximately $950,000 together with the costs associated with restructuring, the company may experience liquidity and cash flow problems if they are not able to raise additional capital in the immediate future.

A primary source of the Company's liquidity is derived from its accounts receivable, therefore it has selected, designed and implemented an information system which links the Company's facilities to maximize billing, and reduce the number of days of sales in accounts receivable. Additionally, the Company closed on a line of credit for $1.5 million during the current quarter, of which approximately $610,000 is outstanding at the end of the quarter. This line of credit is secured by the accounts receivable of one of the Company's subsidiaries and is guaranteed by the Company. Future draw downs are dependent upon the amount of collateral available. Subsequent to March 31, 1998, the Company sold 1,200 shares of its Series B Preferred Stock and realized $1,130,000 from the sale. The Company is seeking to sell additional preferred stock similar to the sale reflected in the first quarter of fiscal 1998. Additionally, the Company has entered into preliminary negotiations to re-finance its current existing debt including long-term leases to reduce interest costs and provide additional borrowing capacity.


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



                                      METROPOLITAN HEALTH NETWORKS, INC.
                                           Registrant



Date:  May 20, 1998                       /s/ Noel J. Guillama
                                          --------------------
                                           Noel J. Guillama
                                           Chairman, President and
                                           Chief Executive Officer




Date:  May 20, 1998                       /s/ Donald B. Cohen
                                          -------------------
                                           Donald B. Cohen
                                           Executive Vice President,
                                           Chief Financial Officer