Form 10KSB
period 1998-06-30
METROPOLITAN HEALTH NETWORKS INC
filed 1998-10-14
CIK 1009379

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

              For the transition period from_________ to___________

                             Commission file number
                                     0-28456

                       Metropolitan Health Networks, Inc.
                 (Name of small business issuer in its charter)

             Florida                                   65-0635748
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

5100 Town Center Circle, Suite 560, Boca Raton, Florida              33486
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: (561) 416-9484

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class
                          Common Stock, $.001 par value
                Class A Redeemable Common Stock Purchase Warrants

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]    No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         State issuer's revenues for its most recent fiscal year:  $14,546,172

         The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the registrant was approximately $9,557,366 (computed using the closing price of $2.56 per share of Common Stock on October 6, 1998, as reported by NASDAQ, based on the assumption that directors and officers and more than 5% stockholders are affiliates).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

There were 6,482,497 shares of the registrant's Common Stock, par value $.001 per share, and 3,517,625 of the registrant's Class A Redeemable Common Stock Purchase Warrants outstanding on October 6, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (Check One): Yes     No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Metropolitan Health Networks, Inc. (the "Company") was incorporated in the State of Florida in January 1996 to develop a vertically and horizontally integrated health care delivery network (the "Network"). The Network provides primary and subspecialty physician care and diagnostic and therapeutic services.

     The Company developed its Network to date through the acquisition, expansion and integration of (i) physician care practices (the "Physician Practices") together with (ii) diagnostic and rehabilitation centers ("Ancillary Services").

     The Company is organized as a multi-county vertically and horizontally integrated medical group practice. As such, all of the physicians employed by the Company provide a minimum of 75% of their medical services through the group practice and all physician services are billed under one common Medicare provider number. The Company believes it meets all government requirements of a "group practice" and is eligible to receive the benefits available to group practices under Florida and federal laws.

     The Company's initial goal is to provide quality, cost effective and outcome oriented health care in Dade, Broward and Palm Beach Counties, Florida (Service Area). This tri-county area has a population in excess of four million. The Company is currently exploring expanding its services beyond this initial area to contiguous areas north of the current Service Area.

INDUSTRY

General

     The Health Care Financing Administration projects spending for health care in the United States will double over the next decade, reaching $2.1 trillion by 2007. Healthcare spending has been fairly stable in recent years, as consumers have switched in large numbers to managed care plans, holding down costs. But with 85 percent of working Americans now covered by managed care, additional savings from employers moving to low-cost plans are going to be harder to find. Managed care plans that have been competing on price are starting to increase premiums to strengthen their profit margins. Meanwhile, costs are increasing because of inflation and because new-and-improved medical technology simply costs more, while the Balanced Budget Act is restraining federal health care spending for Medicare and Medicaid, therefore making government payments to doctors and hospitals tighter. Because of those trends, the study projects insurance companies and consumers will see bigger jumps in health bills than Medicare. The study projects: Healthcare spending, $1.035 trillion in 1996, will rise to $2.133 trillion in 2007. In 1996, consumers paid $552 billion through private insurance, out-of pocket payments and other private sources, while Medicare, Medicaid and other government programs paid $483 billion of the cost. By 2007, private sources will account for nearly $1.15 trillion and government will pay $987 billion. Hospitals will get less, receiving 30 percent of health expenditures by 2007, compared with 35 percent in 1996, because of the trend toward more outpatient care. Healthcare spending is expected to jump from $3,759 per person in 1996 to $7,100 in 2007. Americans are expected to spend $171 billion on prescription drugs in 2007, up from $62 billion in 1996. Of the $1.035 trillion spent in healthcare in 1996 over $200 billion is directly attributable to physician services and over $600 billion is under the physicians direction. Healthcare spending in the tri-county Florida region was estimated to be $16 billion in 1996.

     Historically, patients in need of medical care went directly to a specialist who typically provided service on an inpatient basis. In the 1980's and early 1990's, managed care entities began assuming a significant role by contracting with healthcare providers on a capitated basis. At the same time, HMOs began to encourage the use of alternate-site facilities (sites other than hospitals).

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

     In order to compete effectively in such an emerging environment, physicians are concluding that they must have control over the delivery and financial impact of a broader range of health care services. To this end, groups of independent physicians and medium to large medical groups are taking steps to assume responsibility and risk for health care services which they do not provide. The Company believes that physicians are increasingly abandoning traditional private practice in favor of affiliations with larger organizations which offer skilled and innovative management, information systems and capital resources. The Company believes that many payers and their intermediaries, including governmental entities and HMOs are increasingly looking to outside providers of physician services to develop and maintain quality outcomes, management programs and patient care data. The Company believes that physicians are increasingly turning to organizations such as the Company to provide the resources necessary to function effectively in a managed care environment.

The Physician Practice Management Industry

     The Company has been identified as a Physicians Practice Management (PPM) company even though the Company is not a management company as such and is an integrated group practice. PPMs have undergone tremendous changes in the last 12 months as a result of the continuing changes in payers and the lack of demonstrating increases in efficiencies and any material increases in " same store sales". Many PPM as well as the Company have experienced a reduction in same store sales as a result of continued pressures by managed care companies. Many PPM's are seeking to increase sales by managing the total care of the patients in what is know as "Full Risk" managed care contracts where providers, such as the Company can receive a percentage of the premiums paid by the managed care member or by Medicare. This strategy has a double edge in that if properly managed the PPM has insulated itself from the continuing pressures asserted by managed care, however it is exposed to the cost of providing healthcare which may exceed income or current capacity.

STRATEGY

     The Company's strategy is to develop and expand a locally prominent, integrated health care delivery network in Dade, Broward and Palm Beach counties Florida within a medical group practice structure, that provides a quality, cost-effective, outcome oriented health care delivery network. The Company's principal strategy for developing and expanding its network is through the acquisition of (through purchases, merger or otherwise) or affiliation with physicians, medical groups, and other health care providers in the South Florida market. The Company seeks to acquire or otherwise affiliate with physician groups and other providers in their local markets with reputations for providing quality cost effective healthcare services. The Company also seeks to acquire Ancillary Services within its group practice structure. The Company believes that by increasing marketing activities, enhancing patient service and improving the accessibility of care, it will increase the Company's market share as well as same store sales. The Company also believes strategic alliances with hospitals and health plans will improve the delivery of managed health care, and that by the consolidation of management and administrative services its costs of providing care should be reduced.

OVERVIEW OF THE NETWORK

  Medical Group Expansion

     The Company is attempting to develop its Network mostly through the acquisition of a broad range of multi-disciplinary physicians. These will range from primary care through highly specialized sub-specialists. These physicians, once acquired, are merged directly into the medical group and form part of the group's medical staff, where they will share all of the resources of the group and increase the cross-referral of all physicians within the group.

     In the South Florida region, the Company has primarily targeted multi-specialty medical groups that are comprised of two to twenty physicians. The Company believes the key to its growth will be its ability to greatly improve and expand the health care services provided through its medical groups, to enhance operating efficiency and profits of the medical group and to earn and maintain the trust and confidence of the physicians associated with he Network.

 Practice Management Activities

     In situations where the Company is unable to or does not desire to purchase a medical group, it will seek to enter into contractual arrangements with the medical group that will allow the Company to receive substantially all of the benefits of ownership without the additional capital expenditures.

     The Company believes that as the health care industry continues to become more complex, the administrative needs of medical groups will best be served by professional managers. Under these types of contractual arrangements the Company would acquire from the medical group, substantially all of the groups medically related assets and the Company would function as a management services organization (MSO). The medical group, independent of the Company's own medical group, could then enter into a 20 to 40-year service agreement with the Company to have the Company provide all or part of the front and back office functions of the medical group. The Company will provide the physicians and groups with the equipment and facilities used in its medical practices, manage practice operations and employ substantially all the practices' non-physician personnel exclusive of those required by law to be employed by the practices. The physicians will continue to be responsible for all the decisions regarding patient health care, including diagnosis, treatment, surgery and therapy. The Company believes the fees retained by the Company would range from 30% to 70% of the medical groups' net collections depending on the size and specialty of the medical group.

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

  Ancillary Services

     The Company currently provides certain ancillary services, mostly diagnostic and rehabilitation services through the company's Metcare Diagnostic Services (MDS) division . The Company intends to expand these services both by acquisition and internal growth to cover the entire targeted area as well as expand into additional ancillary services. The Company expects that these Ancillary Services will complement the services provided by the Physician Practices owned or acquired by the Company. The Company intends to acquire those Ancillary Services which will permit the Network to expand and provide services needed by patients. Through a consolidation of administrative services, as well as facilities, the Company believes that it can increase revenues and profitability.

  HMO Arrangements

     The Company has a portion of its revenues derived from agreements with Health Management Organizations ("HMOs") that provide for the receipt of capitated fees. Capitated fees are negotiated fees that stipulate a specific dollar amount or a percentage of total premium collected by an insurer or payer source to cover the partial or complete healthcare services deliveries to an individual. The fees are determined on a per capita basis, and paid monthly by managed care organizations. HMO enrollees may come from the integration or acquisition of healthcare providing entities, the addition of affiliated physicians and increases in enrollment in HMOs currently contracting with the Company through its Physician Practices and Ancillary Services or from agreements with new HMOs. The Company and its facilities have entered into HMO agreements which generally are for a one-year term and subject to annual negotiation of rates, covered benefits and other terms and conditions. HMO agreements are often negotiated and executed in arrears. There can be no assurance that such agreements will be entered into, renewed or, if entered into and/or renewed, that they will contain these favorable reimbursement terms to the Company and its affiliated providers. There can be no assurance that the Company will be successful in identifying, acquiring and integrating HMO entities or in increasing the number of HMO enrollees. Once acquired, a decline in enrollees in HMOs or an increase in costs could also have a material adverse effect on the Company's profitability.

     Under the HMO agreements, the Company, through its affiliated providers, is generally responsible for the provision of all covered hospital benefits, as well as outpatient benefits, regardless of whether the affiliated providers directly provide the healthcare services associated with the covered benefits. This type of agreement is called a "Full Risk" agreement. To the extent that enrollees require more care than is anticipated or require supplemental healthcare which is not otherwise reimbursed by the HMO, aggregate capitation rates may be insufficient to cover the costs associated with the treatment of enrollees. If revenue is insufficient to cover costs, the Company's operating results could be adversely affected. As a result, the success of the Company will depend in large part on the effective management of health care costs through various methods, including utilization management, competitive pricing for purchased services and favorable agreements with payers. Recently, many providers, including the Company, have experienced pricing pressures with respect to negotiations with HMOs. In addition, employer groups are becoming increasingly successful in negotiating reductions in the growth of premiums paid for their employees' health insurance, which tends to depress the reimbursement for health care services. At the same time, employer groups are demanding higher accountability from payers and providers of health care services with respect to measurable accessibility, quality and service. If these trends continue, the cost of providing healthcare services could increase while the level of reimbursement could grow at a significant lower rate. There can be no assurance that these pricing pressures will not have a material adverse effect on the operating results of the Company. Changes in health care practices, inflation, new technologies, major epidemics, natural disasters and numerous other factors affecting the delivery and cost of health care are beyond the control of the Company and may adversely affect its operating results.

     In addition to the primary care capitation and the full risk capitation arrangements previously discussed, the Company also has discount fee for service arrangements. These discounted "fee for service" arrangements are either negotiated flat, mutually agreed upon rates for covered services, (usually calling for a discount of up to 70% from ordinary and customary charges,) or call for a payment at a percentage of Medicare allowable rates.

     The Company has entered into a full risk capitation arrangement with HUMANA Inc., with the acquisition of two medical centers owned by Primedica Healthcare, Inc., a wholly owned subsidiary of Sheridan Healthcorp, Inc., as of April 1, 1998. The revenue generated from this acquisition represents approximately 43% of the Company's annualized revenue. The Company believes it has the ability and expertise to administer a full risk contract profitably.

PHYSICIAN PRACTICES

     Effective July 1, 1997, the Company, through a wholly-owned subsidiary of the Company, acquired General Medical Associates, Inc. ("GMA"). GMA was owned by Martin Harrison, M.D. ("Harrison"). Pursuant to the merger agreement, the Company paid (i) $300,000 in cash; (ii) a $400,000 8% promissory note with interest and principal due monthly in an eleven month period commencing on September 5, 1997; and (iii) 523,077 shares of Common Stock of the Company, 156,923 shares of which can be earned by Harrison based upon the annual performance of GMA. Subsequent to the acquisition and pursuant to the terms of an amended agreement, the 523,077 shares originally issued were adjusted to be 373,077 shares. If the earnings before interest, taxes, depreciation and amortization ("EBITDA") of GMA for the years ended June 30, 1998 and 1999 equals or exceeds 80% of GMA's EBITDA for the twelve months ended June 30, 1997 (the "Targeted Amount"), there shall be released from escrow 104,615 and 52,308, respectively, additional shares of the Common Stock of the Company upon each occurrence. In the event, however, that the EBITDA is less than the Targeted Amount, Harrison is entitled to receive additional shares of the Company, as determined based upon a sliding scale down to 60%.

     The Company has warranted to Harrison that if the gross proceeds of the sale by Harrison, of up to 200,000 shares (over a period of time beginning July 1, 1998 and ending February 13, 1999) of the Company's Common Stock received in the Merger, is less than $6.50 per share, the Company shall make up such deficiency in cash. In the event the Company's Common Stock trades over $7.50 per share during any fifteen (15) day period in a calendar month, the price protection shall be eliminated in 25,000 share blocks. The Company has also guaranteed Harrison price per share protection in the event that the Company's Common Stock trades at an average of less than $6.50 per share for any twenty
(20) day period beginning on August 1, 1999 and ending October 1, 1999, Harrison shall receive additional shares of Company Common Stock determined by dividing $2,424,955 (less certain shares sold x $6.50) by the lowest closing bid price over such 20 day period and deducting 373,070 (subject to adjustment). In addition, Harrison has been granted a security interest in GMA's receivables, to secure the Company's obligations under the promissory note and the price protection guarantee.

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

     On November 30, 1997, the Company, Metcare, VI, Inc. ("Metcare"), a wholly-owned subsidiary of the Company (Subsidiary) and Trident Medical Concepts, Inc. ("Trident") entered into a definitive merger agreement which Merger Agreement was amended on January 13, 1998 and February 22, 1998 (collectively the "Merger Agreement") pursuant to which Trident was merged into Metcare. Pursuant to the Merger Agreement, each share of common and preferred stock of Trident issued and outstanding immediately preceding February 27, 1998, the "Effective Date", were converted into the right to receive 1.15 shares of the Common Stock of the Company for an aggregate amount of 7,539,869 shares. The methodology followed in determining the amount of shares issued to the shareholders of Trident include (i) the worth of the businesses, considering their historical, present and future business operations, and (ii) the market for the Company's shares, including the depth and trading activity in the shares.

     The Merger Agreement provided, among other things, that the Company shall have the absolute right to cause the Merger to be unwound solely upon the occurrence of the failure to obtain Trident's lender's consent ("Lender's Consent") to the Merger Agreement, as amended, or to replace Lender by May 1, 1998. The Company was unable to obtain the Lender's Consent or to replace the Lender in the time specified by the Merger Agreement and therefore on May 8, 1998, elected to unwind the merger. The Company has continued dicussions with the principals and shareholders of Trident and may explore a partial purchase of assets or a purchase of Trident in its' entirety at a future date.

     On April 2, 1998, the Company, Metcare, VII, Inc. ("Metcare VII"), a wholly-owned subsidiary of the Company (Subsidiary) Inc. and Primedica Healthcare, Inc. (Primedica) entered into an asset purchase agreement pursuant to which Metcare VII purchased substantially all of the assets and operations related to two physician practices (the Practices) located in North Miami Beach, Florida owned by Primedica. The aggregate purchase price was three million five hundred thousand dollars ($3,500,000). The purchase price was allocated as follows: (i) Accounts Receivable - $135,000; (ii) Furniture and Fixtures - $465,000; and (iii) Goodwill - $2,900,000.

     Payment of the purchase price was made by delivery to Primedica of an unsecured promissory note ("Note") of three million five hundred thousand dollars ($3,500,000). The Note, together with interest computed at the rate of seven and one half percent (7.5%) per annum, requires fifty-nine (59) monthly principal and interest payments of twenty-eight thousand one hundred ninety-six dollars ($28,196) and a final payment due on April 2, 2003 of three million sixty-nine thousand seven hundred fourty-eight dollars ($3,069,748).

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

     As part of the acquisition of Primedica pursuent to the Repurchase Election Agreement, whereby Primedica may be required to repurchase the Practices at the end of five years in exchange for extinguishing Metcare and Company's further obligations under the Note, provided certain conditions are met, among the most significant of which is the requirement that the Company be in compliance with the terms of the Promissory Note. However, in the event that net revenues derived from the assets for the year preceding the election date as determined by GAAP, then Primedica may elect not to repurchase the Practice.

Discontinued Operations

     The Company, on March 12, 1997 acquired the clinical practice of Dr. Paul Wand, M.D., P.A. ("Wand Practice"). Dr. Wand is a neurologist who began his practice in South Florida in 1982, and who, in addition to his practice conducts certain research in the field of head injuries.

     Pursuant to the terms of the acquisition, the Company, through a wholly-owned subsidiary, acquired by merger the Wand Practice for consideration of 75,000 shares of Common Stock and $125,000 in cash. In addition, if the earnings before interest, taxes, depreciation and amortization ("EBITDA") of the Wand Practice for the twelve months ended June 30, 1997 and 1998 is determined to have equaled or exceeded $75,500, the Company shall deliver up to 37,500 additional shares of Common Stock of the Company upon each such occurrence. No additional consideration for the Wand practice is due for the 12 month period ended June 30, 1997 or 1998. In addition, and as part of the acquisition, the Company entered into a five year employment contract with Dr. Wand with a base compensation of $200,000 per year and a potential to receive a bonus in the amount of 10% of the total practice revenues. Dr. Wand has agreed not to compete or solicit patients or referring sources to the Company for a period of two years following the termination of his employment agreement.

     Effective July 1, 1998, the Company sold Wand Practice back to Dr. Wand. As consideration for the sale of all of the assets and liabilities associated with the practice and the termination of his employment contract, the Company received (i) a three (3) year $75,000.00 note payable by Dr. Wand bearing interest at 7% per annum with payments beginning November 1, 1998, and (ii) the 75,000 shares that were given to Dr. Wand when the Company originally purchased the practice, and (iii) an indemnification from certain obligations.

     On October 15, 1996 the Company acquired pursuant to an asset purchase agreement ("International Agreement") certain medically related assets of International Family Healthcare Centers, Inc. ("International") from Emergency Care Services, Inc. ("ECSI"). The assets consist primarily of two medical clinics, one located in North Miami Beach and the second located in Aventura, Florida. The Company had previously entered into an agreement effective April 23, 1996 to operate the facilities of International. Under the International agreement, the Company purchased the assets for 50,000 shares of its Common Stock and the issuance of an 8% promissory note ("International Note") in the amount of $150,000. The final payment of $11,503.63 was made on September 24, 1997.

     Effective June 1, 1998, the Company sold the Aventura facility, to Bernd Wollschlaeger, M.D. In return for the sale of all the assets and liabilities associated with the practice, the Company received a promissory note for $38,000. Dr. Wollschlaeger will begin repaying the note once revenues of the practice reach $10,000 with interest at the South Florida Prime Rate (8.25 % as of October 10, 1998) per annum with a balloon payment in year five. Effective June 1, 1998, the North Miami Beach facility discontinued operations with the transfer for all patients and medical personnel to the Companies primary care facility located at Skylake. Expenses of $439,000 were recognized in the financial statements by the Company for the fiscal year June 30, 1998 in association with the closing of these two practices.

ANCILLARY SERVICES

     Effective September 15, 1998 the Company consolidated all management and operational functions of Datascan of Florida, Inc. and MRI Scan Center into one operating division, creating Metcare Diagnostic Services ("M.D. Services").This new division will provide a full range of fixed-site and mobile diagnostic services to it's own medical group physicians as well as to physicians outside the group in the tri-county area. Services offered currently include x-ray, MRIs, neuro diagnostic equipment, vascular studies, ultrasound, echocardiograph, Holter monitors and others. As a group practice, the Company may own and benefit from historically profitable ancillary services for patients of the group as well as, (under current interpretations of state and federal laws), patients referred to the Company's medical group by other physicians and providers not associated with the Company. This ability to own and refer patients for ancillary services is significantly restricted for physicians not in group practices by both state and federal health care laws, therefore the Company believes it will enjoy a competitive advantage over other health care providers and physicians. The Company believes many self-insured employers and third party payers have determined that the delivery of services in an outpatient environment is often less costly than the provision of the identical services on an inpatient basis. Consequently, some payers insist that services be obtained solely on an outpatient basis where medically appropriate and contract with diagnostic imaging centers for the provision of these services. The company believes that by consolidating into one operating division it will benefit from numerous synergies, currently untapped. By operating under one management team, and with no additional staff required, duplications have been eliminated; a further consolidation is anticipated; a sales and marketing team created, dedicated solely to the diagnostic division; and a logistics department has been established to handle plant and / or facility repair, vehicle and equipment maintenance, and transportation/courier services intended for the whole medical group. The result is expected to be a more dynamic and efficiently run entity that will be capable of taking the Company forward in a highly competitive managed care environment. Through M.D. Services the Company will realize significant and material savings by utilizing one radiologist for essentially all it's X-rays, MRI and ultrasound interpretations. Additionally, further cost savings can be realized by eliminating services provided by outside vendors currently being utilized by other entities within the medical group.

     Effective September 1, 1996, the Company acquired 100% of the operating assets of Nuclear Magnetic Imaging, Inc. ("NMI") and 97.5% of Magnetic Imaging Systems I, Ltd. ("MIS"), which jointly operate as MRI Scan Center. The MRI Scan Center, which began operations in 1984, performs approximately 9,000 procedures per year. In May 1986, the MRI Scan Center began providing mobile MRI services to outpatient facilities and to hospitals. The MRI Scan Center currently operates at three locations, two in Fort Lauderdale and one in Coral Gables, Florida. The MRI Scanner uses a highly technical process called magnetic resonance imaging, which utilizes an extremely powerful magnetic field, radio waves and computers to produce images of the body. While the patient is in the magnetic field, radio waves stimulate the hydrogen molecules in the body to give off their own signals. This information is fed through numerous computers, which map the action and properties of the molecules. Images of the body are constructed which display biochemistry of tissue as a picture. The MRI procedure was approved by the Food and Drug Administration in the early 1980's. The MRI Scanner differentiates between healthy tissue, tumors, fatty tissues and muscles. This means that many uncomfortable tests, certain types of exploratory surgeries, some biopsies, angiograms, mammographies and other procedures, can be safely replaced by MRIs. In most cases, a clear image is produced with no discomfort to the patient or costly hospitalization.

     Effective September 1, 1996, under two separate agreements with certain limited partners of Magnetic Imaging Systems I, Ltd. (MIS), the Company acquired each such partner's 4.75% interest in MIS in exchange for $30,000 in notes payable and 7,500 shares of the Company's Common Stock, each.

     Under a third agreement dated September 1, 1996 (MRI Agreement) between Dr. Robert Kagan, who was a 28.5% limited partner in MIS and the sole shareholder of Nuclear Magnetic Imaging, Inc. (NMI), the 59.5% general partner in MIS (combined, MRI Group), the Company acquired 100% of NMI and the MRI shareholders' 28.5% interest in MIS (resulting in a total interest in MIS of 97.5%), for consideration of 550,000 shares of Common Stock of the Company and the issuance of a $400,000 note bearing interest for 6.5%. During April 1997, $200,000 was paid and the remaining $200,000 plus accrued interest on or before April 1, 1998. The MRI Agreement also provides for the issuance of up to an additional 400,000 shares to the MRI Group as follows: if the EBITDA of the MRI Group for the twelve months ended June 30, 1997 and 1998 is determined to have exceeded $1.2 million and $1.5 million respectively, the Company shall deliver 200,000 additional shares of Common Stock of the Company upon each such occurrence. The MRI Scan Center did not meet its EBITDA requirement for the 12 month period ended June 30, 1997. The Company agreed to extend the EBITDA threshold for earning the bonus share, to be cumulative at the end of the second year. The MRI Scan Center did not meet its EBITDA requirement for the fiscal year ended June 30, 1998.

     Dr. Kagan had agreed to extend the due date for the final payment of $200,000 on the note, from April 1, 1998 to September 30, 1998. In exchange the Company agreed to pay the default rate of 18% on the balance of the note, and the Company would not object to the release of the underwriter's lock-up of 100, 000 of the Company's common shares owned by Dr. Kagan to be sold through June 30, 1998. It was further agreed, that if the $200,000 was not paid by September 30, 1998 the Company would request that an additional 100, 000 shares be released for sale. The Company was successful in obtaining the release of the restrictions on 150,000 shares, which has been were sold at $2.00 per share, as reported in a Form 3 filing with the Commission. The Company had made payments on the note through July of 1998, when Dr. Kagan filed suit in Broward County, Florida for the payment of principal and interest. The Company has not filed its response to the suit at this time, however, the Company's response will be filed within the time allocated by the courts, which will describe mitigating circumstances and may further allege breach of contract and/or breach of fiduciary responsibility by Dr. Kagan.

     On August 21, 1997, the Company offered to convert any, or a portion, of the limited partnership units purchased by the MRI Scan Center in 1993 and 1994, into the Company's common stock. The Company's offer was to allow the note holders to convert any amount due into the appropriate amount of the Company's Common Stock at a 25% discount to the market value of the Company's shares, based on the closing price for the Company's Common Stock on the date they notified the Company of acceptance of the conversion option. The Company warranted that at such time the shares are eligible for resale pursuant to Rule 144, the price of the common stock will be no lower than the price on the conversion date, or the Company will make up any shortfall in stock or cash. A total of approximately $60,000 has been converted to date at an average price of $3.845 per share.

     The Company has warranted that the cumulative shares represented in the MRI Agreement will be worth no less than 10 times the pre-tax earnings of the combined consolidated companies following 12 and 24 months from the time of acquisitions. If the average closing price of the Company's Common Stock for the ten days prior to the years ended June 30, 1997 and 1998, multiplied by 550,000 plus the number of any contingent shares earned ("Trading Value") is less than ten times the pretax earnings of the MRI Group for each respective twelve month period, the Company must deliver additional shares such that the Trading Value is equal to ten times, or pay the NMI and MRI shareholders the difference in cash. Additionally, as part of the acquisition, Dr. Kagan received an employment contract which calls for payment of $600,000 per year and a percentage of the adjusted revenues of NMI jointly not to exceed 15% of all revenue generated by NMI. The 5-year employment contract calls for numerous non-solicitation and non-compete provisions that will prohibit Dr. Kagan from competing with the Company for a period of no less than two (2) years following termination.

     On September 26, 1996, effective October 1, 1996, pursuant to a stock purchase agreement ("Datascan Agreement") the Company acquired Datascan of Florida, Inc. and Datascan Southeast, Inc., mobile and fixed site diagnostic testing companies servicing Dade, Broward and Palm Beach Counties (collectively "Datascan"). Datascan was organized in May 1981 in Fort Lauderdale, Florida. Datascan serves its patients from mobile facilities providing services directly to the physicians' offices. Currently Datascan has approximately 33 employees and provides ultrasound procedures including echocardiography, cardiac Doppler, colorflow mapping, transesophogeal echocardiography and stress echocardiography and carotid artery, abdominal, transrectal and transvaginal ultrasound, small parts imaging and peripheral vascular ultrasound. It also provides Holter monitoring, event monitoring, EKG and pacemaker checks, in addition to nuclear cardiac imaging. The Company sees approximately 16,000 patients per year, with approximately 34,800 procedure codes billed in 1998. The payer mix for the Company is approximately 23% Medicare, 38% private insurance and 39% managed care. Its referral source includes over 400 local physicians and hospitals.

     Under the Datascan Agreement, the Company acquired all of the outstanding stock and ownership interest in Datascan for consideration of 300,000 shares of Common Stock of the Company. The Datascan Agreement also provides for the issuance of up to an additional 200,000 shares to the Datascan shareholders as follows: if the EBITDA of Datascan for the twelve months ended June 30, 1997 and 1998 is determined to have equaled or exceeded $288,000 and $313,894 respectively, and if certain Datascan shareholders continue employment (subject to certain exceptions) the Company shall deliver 100,000 additional shares of Common Stock of the Company to the Datascan shareholders upon each such occurrence. Kenneth J. Hall, a former director of the Company was an approximately 50% shareholder of Datascan, with the other principal shareholder of Datascan, Michael P. Goldstein, Executive Vice President of the Company, a 29% stockholder of Datascan and at the time of acquisition a Vice President of Datascan. In the event, however, that EBITDA does not equal or exceed $288,000 in the twelve months ended June 30, 1997, but it equals or exceed $602,532 for the twenty-four months ended June 30, 1998, the Company will deliver up to 200,000 additional shares. Datascan met its EBITDA requirement for the 12 month period ended June 30, 1997. The Company, in addition, agreed to enter into employment contracts with the principals of Datascan that in part calls for an employment contract with a base salary of $200,000 per year, plus a bonus to be paid in combination of cash and/or stock to be negotiated. Datascan did not met its EBITDA requirement for 12 months ended June 30, 1998.

     Ken Hall, the former President of Datascan of Florida, Inc. who retired effective September 4, 1998, has agreed to continue on as a consultant with Datascan through September 30, 2001 at monthly payments of $16,667. He will consult with the new President of Datascan on a regular basis, to share his long years of experience.

     All the Acquisitions to date were accounted for under the "purchase" method of accounting.

MANAGEMENT INFORMATION SYSTEMS

     The Company has installed an integrated information systems to support its growth and acquisition plans. The Company believes that effective and efficient access to key clinical patient data is crucial in improving costs and quality outcomes. The Company will utilize its information systems to improve productivity, manage complex reimbursement procedures, measure patient care satisfaction and outcomes of care, and integrate information from multiple facilities throughout the care spectrum. The Company's overall information systems is designed to be modular and flexible. The Company has selected a partner to provide the information systems that will, in part, allow the Company to track physician utilization, outcomes management, patient scheduling and tracking and most importantly, managed care plan processing.

     The Company, through its wholly owned subsidiary MetBilling Group, Inc. has invested over $500,000 in setting up the information and billing systems for the Company. The services of MetBilling have been and will continue to be provided to all of the Company's acquisitions and the general medical community.

Impact of the "Year 2000" Computer Issue

     The Company has completed the assessment phase of its Year 2000 project and determined that it will be required to evaluate, test and modify (when needed) approximately 50 internally and externally developed software programs and approximately 100 pieces of equipment. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose material operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company will utilize both internal and external resources to reprogram or replace and test software and medical equipment for Year 2000 modifications. The Company anticipates that the various components of the Year 2000 project procedures will continue throughout calendar 1998 and 1999. The Year 2000 project is currently estimated to have a minimum total cost of $150,000 related to the review and modification of the Company's computer and software systems not including the scheduled replacement of equipment or updates in software previously anticipated in the normal course of business.

     The Company is not able to reasonably estimate the costs to be incurred for the review and modification of the medical equipment and infrastructure elements at this time. The majority of the costs related to the Year 2000 project will be expensed as incurred and are expected to be funded through operating cash flows. The Company has incurred minimal cost related to the assessment of, and preliminary efforts on its Year 2000 project. The costs of the project and estimated completion dates for the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and all medical equipment.

COMPETITION

     The health care industry is highly competitive. The industry is also subject to continuing changes in the provision of services and the selection and compensation of providers. In addition, certain companies, including hospitals and insurers, are expanding their presence in the physician management market. The Company's operations will compete with national, regional and local companies in providing its services. Excluding individual physicians and small medical groups most of the Company's competitors are larger and better capitalized to provide a wider variety of services, may have greater experience in providing health care management services and may have longer established relationships with buyers of such services.

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

     The federal Medicare program adopted a system of reimbursement of physician services, known as the resource based relative value scale schedule ("RBRVS"), which took effect in 1992 and was implemented by December 31, 1996. The government revises the RBRVS Physician Fee Schedule annually. The Company expects that the RBRVS fee schedule and other future changes in Medicare reimbursement will result in some cases in a reduction and in some cases in an increase from historical levels in the per patient Medicare revenue received by physicians affiliated with the Company. However, the Company does not believe such reductions will result in a material adverse change in the Company's operating results, although there can be no assurance that this will be the case.

     The laws of many states prohibit business corporations such as the Company from practicing medicine and employing physicians to practice medicine. In Florida, non-licensed persons or entities, such as the Company are prohibited from engaging in the practice of medicine directly; however, Florida does not prohibit such non-licensed persons or entities from employing or otherwise retaining licensed physicians to practice medicine, so long as the Company does not interfere with the physicians' exercise of independent medical judgment in the treatment of patients. The Company believes it is not in violation of applicable Florida law relating to the practice of medicine. The laws in most states, including Florida, regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that the Company's activities will be found to be in compliance, if challenged.

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

     Florida has adopted state laws similar to the federal Anti-Kickback Statute prohibiting payments intended to induce referrals of all patients, regardless of payer source. The "Patient Brokering Law," effective October 1, 1996, makes it a crime for any person, including any health care provider or health care facility, to offer, pay, solicit, or receive any commissions, bonus, rebate, kickback, or bribe, directly or indirectly, overtly or covertly, in cash or in kind, or to engage in any split-fee arrangement, in any form whatsoever, to induce or in return for referring patients or patronage to or from a health care provider or health care facility, or to aid, abet, advise, or participate in any such act. There are exceptions to the Patient Brokering Law, including exceptions for any payment practice, discount, or waiver of payment not prohibited by the federal Anti-Kickback Statute or the safe harbor regulations, and certain payment, compensation, or financial arrangements within a group practice. The Company believes its activities fit within exceptions to the Patient Brokering Law, however, until the new law has been subjected to judicial and/or regulatory interpretations, there can be no assurances given that the Company's activities will be found to be in compliance, if challenged.

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

 Risks of Changes in Payment for Medical Services.

     The United States Congress and many state legislatures routinely consider proposals to reform or modify the health care system, including measures that would control health care spending, convert all or a portion of government reimbursement programs to managed care arrangements and reduce spending for Medicare and state health programs. These measures can affect health care company's cost of doing business and contractual relationships. For example, recent developments that affect the Company's activities include: (i) federal legislation requiring a health plan to continue coverage for individuals who are no longer eligible for group health benefits and prohibiting the use of "pre-existing condition" exclusions that limit the scope of coverage; (ii) a Health Care Financing Administration policy prohibiting restrictions in Medicare risk HMO plans on a physician's recommendation of other health plans and treatment options to patients; and (iii) regulations imposing restrictions on physician incentive provisions in physician provider agreements. There can be no assurance that such legislation, programs and other regulatory changes will not have a material adverse effect on the Company.

     The profitability of the Company may be adversely affected by Medicare and Medicaid regulations, cost containment decisions of third party payers and other payment factors over which the Company has no control. Additionally, the Florida Board of Medicine has interpreted the Florida fee-splitting law very broadly. The Florida Board of Medicine decision has been stayed pending judicial interpretation of the decision. There can be no assurance that review of the Company's business by courts or health care, or other regulatory authorities will not result in determinations that could adversely affect the financial condition or results of operations of the Company. If for any reason the Company were found to have violated the corporate practice of medicine or fee-splitting statutes, possible consequences could include revocation or suspension of the physicians' license resulting in lowered revenue to the Company.

Increased Government Scrutiny of Health Care Arrangements

     There is increasing scrutiny by law enforcement authorities, the OIG, the courts, and the United States Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators have also demonstrated a willingness to look behind the documents evidencing a business transaction to determine the underlying purpose of payments between health care providers and potential referral sources. Enforcement actions have increased. Although, to its knowledge the Company is not currently the subject of any investigation, however, there can be no assurance that they will not be the subject of investigations or inquiries in the future. The HMO industry is highly regulated at the state level and is highly competitive. Additionally, the HMO industry has been subject to numerous legislative initiatives within the past several years, including initiatives that would pose additional liabilities on HMOs for patient malpractice, thereby increasing costs to HMOs, which would result in correspondingly lower revenue to the Company. There can be no assurance that developments in any of these areas will not have an adverse effect on the Company.

EMPLOYEES

     As of October 6, 1998 the Company had approximately 133 full-time and 5 part-time employees. Of the total, seventeen (17) were employed at the Company's executive offices and eight (8) at the Company's billing and collection operations. No employee of the Company is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's Executive offices are located at 5100 Town Center Circle, Suite 560, Boca Raton, Florida 33486 where it occupies 3,800 square feet and a monthly rental of approximately $9,564 pursuant to a sublease expiring April 15, 2000.

     MetBilling Group, Inc. occupies approximately 2,490 square feet in Boca Raton, Florida 33486, at a monthly rental of approximately $5,817, which lease expires on April 15, 2000.

     Magnetic Imaging Systems, I, Ltd. also leases approximately 4,656 square feet for diagnostic facilities located in Fort Lauderdale, Florida at a monthly rental rate of approximately $13,126 plus real estate taxes. This lease expires December 31, 2003, and is leased from Dr. Kagan, a former Director of the Company. Dr. Kagan is a Vice President of the Company and Medical Director of the MRI Scan Center.

     GMA occupies approximately 1,800 square feet in North Miami, Florida at a monthly rental of approximately $5,140. The term of this lease is month to month.

     Datascan's offices are located at 2301 West Sample Road, Building 4 Suite 2A, Pompano Beach, Florida 33073 where it occupies approximately 5,000 square at a monthly rental of approximately $2,900. This lease expires on July 13, 1999.

     The Skylake Practice occupies approximately 4,800 square feet in North Miami Beach, Florida at a monthly rental of $13,931. This lease expires on June 30, 2000.

     The Company also leases approximately 5,740 square feet for diagnostic facilities in Fort Lauderdale, Florida at a monthly rate of approximately $7,395 which lease expires December 31, 2003, and is leased from KFK Enterprises, Inc., a corporation in which Dr. Kagan, an employee, and former Director of the Company, is a principal shareholder.
This lease was entered into on favorable terms for Dr. Kagan.

     None of the Company's properties, except as otherwise indicated, are leased from affiliates.

ITEM 3. LEGAL PROCEEDINGS.

     On September 25, 1996, pursuant to a merger agreement ("FRSI Agreement"), the Company, acquired Florida Rehabilitation Services, Inc. ("FRSI") and Southeast Medical Staffing, Inc. ("SMSI" and collectively "FR Group") from the sole shareholder of both companies. On December 31, 1996, the Company rescinded this transaction as a result of the Company's belief that a breach of the agreement had occurred and requested the return of all consideration paid. In connection therewith, the Company has canceled the shares of common stock issued as part of the purchase price and will take all action necessary for the return of all cash and other expenses paid in connection with the transaction. The merger transaction is not reflected in the financial statements and the common stock is not considered to be outstanding at June 30, 1998

     During the year ended June 30, 1997, the Company reserved approximately $72,000 of advances incurred in connection with this transaction.

     In January 1997 a medical funding group filed a complaint against FR Group and, as a result of the merger, the Company, alleging a breach of an August 1996 Security Agreement wherein Plaintiff claimed a perfected security interest in accounts receivable. Economic damages have been claimed of approximately $150,000 for breach of the contract and treble damages of approximately $208,000 for the value of certain "bad" checks allegedly issued by Kunen. Plaintiffs have dismissed the Company from this action, without prejudice, and have substituted Met Rehab Group Inc. (Met Rehab was merged into Metcare I, a wholly owned subsidiary of the Company.) The Company cannot be held liable absent piercing the corporate veil.

     On July 24, 1997, the Company and Met Rehab Group Inc. (f/k/a) Metcare I Inc. filed a separate action against Florida Rehabilitation Services and Kunen, seeking damages in excess of $15,000 for fraud in the inducement and breach of a Merger Agreement, for failure to disclose the Funding and Security Agreement above mentioned.
Counterclaims have been filed.

     In August 1998, the Company and Paul H. Wand, M.D. were named as defendants in a lawsuit wherein a former employee of the Wand Practice is alleging that she was wrongfully terminated and her employment contract breached. This event if true occurred prior to the Company's acquisition of the Wand practice. The Company never employed the defendant. The Company has terminated its relationship with the Wand Practice effective July 1, 1998. The Company intends to vigorously defend this action. At this time, the Company is unable to estimate the possible loss or range of loss that would occur if this action were judged unfavorably.

     On May 1997, the Company was named as defendant in a lawsuit wherein a former contract advertising agency claimed breach of letter of agreement. The agency filed suit alleging that the agreement was improperly terminated, seeking sums allegedly due and owing under the agreement in the amount of $123,086.08, plus interest, costs and attorneys' fees. The Company has filed defenses and entered a counterclaim alleging failure to perform as required. Mediation is scheduled.

     Dr. Kagan a former Director of the Company and currently Vice President of the Company and Medical Director of the Company's MRI Scan Center, filed suit in Broward County, Florida for the payment of principal and interest on a $200,000 note with interest owed by the Company. The note was part of the acquisition of the MRI Scan Center as described above. Dr. Kagan had agreed to extend the due date for the final payment of $200,000 on the note, from April 1, 1998 to September 30, 1998. In exchange the Company agreed to pay the default rate of 18% on the balance of the note, and the Company would not object to the release of the underwriter's lock-up of 100, 000 of the Company's common shares owned by Dr. Kagan to be sold through June 30, 1998. It was further agreed, that if the $200,000 was not paid by September 30, 1998 the Company would not object to the release of an additional 100, 000 shares The Company had made payments on the note through July of 1998, when Dr. Kagan filed suit in Broward County, Florida for the payment of principal and interest. The Company has not filed its' response to the suit at this time, however, the Company's response will be filed within the time allocated by the courts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fiscal year ended June 30, 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock and Warrants are currently traded on the NASDAQ SmallCap Stock Market ("NASDAQ") under the symbols "MDPA" and "MDPAW" Respectively. The following table sets forth, since the Company's initial public offering on February 14, 1997, the high and low closing bid prices for the common stock and warrants, as reported by NASDAQ:

                                                      High                 Low
                                                      ($)                  ($)

         Common Stock
         Quarter ended March 31, 1997                 7.56                 3.56
         Quarter ended June 30, 1997                  5.37                 3.18
         Quarter ended September 30, 1997             6.125                3.375
         Quarter ended December 31, 1997              7.375                5.625
         Quarter ended March 31, 1998                 6.125                2.500
         Quarter ended June 30, 1998                  4.063                2.750

         Warrants
         Quarter ended March 31, 1997                 2.75                 1.00
         Quarter ended June 30, 1997                  1.28                 0.50
         Quarter ended September 30, 1997             0.97                 0.44
         Quarter ended December 31, 1997              1.06                 0.53
         Quarter ended March 31, 1998                 0.66                 0.25
         Quarter ended June 30, 1998                  0.59                 0.31

         The Company has not declared or paid any dividends on either the common or preferred stock. The Company presently intends to invest its earnings, if any, in the development and growth of its operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the Company's losses from operations of approximately $______________for the year, together with the costs associated with restructuring, closing of operations, cost of severance and separation agreements, the Company has experienced liquidity and cash flow problems. If the Company is not able to raise additional capital in the immediate future, this will pose a significant threat to current operations and further hamper the Company's future development and growth.

     A primary source of the Company's liquidity is derived from its accounts receivable, therefore it has selected, designed and implemented an information system which links the Company's facilities to maximize billing, and optimally reduce the number of days of sales in accounts receivable. To date the Company has been able to reduce the cost of billings and collections, however, actual reductions in accounts receivable days has not actually been achieved due to a decrease in procedures performed and a reduction in reimbursements percentages. This has caused a reduction in the Company's ability to borrow against the Company's current lines of credit. The reduction in its current borrowing limits have decrease approximately $600,000. The Company is in negotiations with one of its current lenders to combine and restructure its accounts receivable secured line of credit. Based on these negotiations, the Company anticipates to net approximately $700,000 to $800,000 after payment of its existing borrowings by the middle of the second quarter.

     OVERVIEW For purposes of managements discussion of the results of operationsar presented on a pro forma basis, which includes all acquisitions during the two year period being recorded as if the transactions occurred at July 1, 1996. The pro forma results of operations are :

                                                     1998              1997
                                                     ----              ----
     Revenues                                    17,597,000         16,999,000
     Salaries and Benefits                        8,168,000          6,904,000
     Depreciation and Amortization                1,880,000          1,509,000
     Medical Expenses                             3,470,000          1,454,000
     General and Adminstative                     9,224,000          8,292,000
     Income from Continuing Operations           (5,145,000)        (1,160,000)


      The Company had, on a pro forma basis, operating revenues of $17,597,000 for fiscal 1998, as compared to revenues of $16,999,000 for fiscal 1997. The Company's Loss from Continuing Operations for fiscal 1998 and 1997 were $5,145,000 and $1,160,000 respectively. In the third quarter of fiscal 1998, the Company reviewed its expenses and instituted a cost reduction plan that reduced the overall expenses by approximately $50,000 per month in the fourth quarter and when fully implemented in the first quarter of fiscal 1999, will reduce costs by an additional $40,000. In the fourth quarter of fiscal 1998, the Company identified four physician practices that were not profitable and would remain unprofitable in the near future. Therefore, the Company elected to close or sell these practices. Of the expenses from continuing operations incurred during fiscal 1998, approximately $1,000,000 relates to non-reoccurring charges. The breakdown of these charges is as follows: (i) $330,000 relates to the aforementioned physician practice disposals, (ii) $200,000 is associated with the settlement of an agreement with an independent contractor, (iii) $360,000 is incurred due to the revision of an employment agreement and acquisition agreement with the Medical Director of the MRI Scan Center, $200,000 relating to a settlement on a termination of an independent contractor contract and $100,000 relating to the early write-off of costs associated with a loan commitment that will not the Company will not be able to utilize .

     OPERATING REVENUES As previously noted, the Company's operations are dependent upon the formation and expansion of its network. For fiscal 1998, approximately $8,610,000 or 49 % of the Company's revenue was derived from its diagnostic companies, compared to fiscal 1997 in which $8,559,000 or 51% of total revenue was generated from diagnostics. Physician practices contributed $8,573,000 or 49% in revenues for fiscal 1998 and $8,426,000 or 49% for 1997.
The Company anticipates that the composition of the revenues for physician practices will increase in relation to the percentage of revenues produced by diagnostics. The Company purchased two full risk centers from Primedica Healthcare, Inc. This acquisition is the Company's first entrance into full risk contracts. Though full risk contracts represent a greater exposure to the Company, management believes that it currently has the personnel and procedures in place to manage these types of contracts to maximize profits and maintain a high level of patient care.

     Datascan of Florida, Inc., the Company's mobile ultrasound unit, had total revenues of $3,351,700 for fiscal year 1998 and pro forma revenues of $2,987,200 for 1997, an increase of $364,500 or 12%. The increase was due in part to low margin contracts entered into to broaden its network affiliations.

     The MRI Scan Center had revenues of $5,258,800 for fiscal 1998, as compared to pro forma revenues of $5,611,900 for fiscal 1997, a$353,000 or 6% decrease. This decrease is due in part to a reduction in reimbursement per procedure and the loss of direct diagnostic contracts.

     In fiscal 1999 the Company has combined the operations of Datascan of Florida and MRI Scan Center, under new division, Metcare Diagnostic Services. This will enable the Company to offer all of its diagnostics within one operation. This restructuring will eliminate duplications and unify and strengthen the combined marketing efforts. During the first quarter of fiscal 1999, the Company hired an additional radiologist to assist with a new aggressive marketing effort, develop and institute a quality assurance program and interpret all x-rays, ultrasounds and MRI's.

       The largest component of Physician Practices was Skylake which generated revenues for fiscal 1998 of $5,467,000 as compared to $4,473,000 for fiscal 1997, an increase of $994,000 or 22%. The Company purchased the assets of two full risk primary care medical facilities on April 1, 1998, from Primedica Healthcare, Inc. The Company has initiated an aggressive cost reduction and marketing plan that has begun to materialize. The Company has consolidated the two practices along with the transfer of patients, medical personnel and equipment into one facility at Skylake, Florida ("Skylake"). The facility retained approximately 90% of the patient enrollment, and management expects an increase in profits with the decrease in overhead. Effective October 1, 1998 the Company hired an additional primary care physician that had been released from a competing medical center located within close proximity to Skylake. The physician, void of any restrictions, has a substantial and loyal following. Management believes that this will have a material positive impact in the coming months

     GMA's revenues for fiscal 1998 were $2,426,100 as compared to 1997 pro forma revenues of $2,690,600. This loss of revenue at GMA was offset by an increase in revenues at MetBilling. MetBilling's revenues increased $443,000 over fiscal 1997's due to an outside contract that expired January 1998.

     The Company's ability to increase revenues and achieve profitability is dependent in part upon its ability to expand its network, maintain reasonable third party reimbursements, obtain favorable managed care contracts, and expand billing and collection services for outside healthcare providers. Though the Company believes it has a superior operating mode, it currently lacks the financial resources to execute it. There is no assurance, if or when, the Company will achieve profitability. The Company's prospects, therefore, must be evaluated in light of the risks and expenses normally encountered by a new entrant into the health care industry.

     OPERATING EXPENSES. Operating expenses on a pro forma basis totaled approximately $22,743,000 for the year ended June 30, 1998,as compared to $18,159,000 for 1997. They consisted primarily of expenses incurred for payroll, payroll taxes and benefits, depreciation and amortization, full risk insurance contracts, interest, rent and other general and administrative expenses.

     During the fourth quarter fiscal 1998, the Company decided to sell or shut down certain of its individual medical clinics. These clinics were operating at a loss and it was projected that the Company could not turn around these operations in a reasonable period of time. The sale or closure of these two facilities resulted in a one time write off of approximately $440,000. With the combining of its diagnostic services under Metcare Diagnostic Services, the Company anticipates to reduce its costs by $100,000-$150,000 annually.

     Payroll related expenses totaling approximately $8,168,000 represented 36% of the total operating expenses for the year ended June 30, 1998 versus $6,904,200 on a pro forma basis for fiscal year 1997. Payroll and related expenses increased from the preceding fiscal year due primarily to the increase in corporate staff in the fourth quarter 1997. During fiscal 1998, the Company has had the effect of those salaries and benefits for an entire year, versus 3 months for fiscal 1997. In addition we added three physicians and their support staff during the current fiscal year.

     Pro forma depreciation and amortization totaled approximately $1,940,000 or 8% of the total operating expenses for the year ended June 30, 1998 and $1,510,000 and 9% for 1997. The increase in depreciation and amortization is due to the effect of a full year versus a partial year for depreciation and changing from 30 years to 10 years for amortization of goodwill. This change in the amortization increases operating expenses by approximately $200,000.

     Full risk insurance contract expenses of approximately $3,470,000 or 15% of operating expenses for fiscal 1998 increased $2,015,000 or 138% from fiscal 1997's expenses of $1,454,000. This variance in costs is a result of an increase in direct medical expenses. The Company has initiated expense review procedures to review costs and to ensure that all expenses are appropriate. The Company believes that it can lower its costs per member per month with the installation of these new procedures and quality control.

     Interest expense totaling $813,000 represented 4% of the total operating expenses for the year ended June 30, 1998 as compared to $850,000 for 1997. Approximately $454,000 of the 1998 total is due to interest on capital leases. Interest on the note issued to purchase the Skylake practice accounts for approximately $240,000 of the interest expense amounts on a pro forma basis.

     Rent expense amounted to $1,068,000 or 5% of the total operating expenses for the year ended June 30, 1998 as compared to $990,000 for fiscal 1997. The increase is due to the addition of two locations during the 1998 fiscal year. MRI has three fixed-site locations plus one warehouse. Total rent related to these leases amounted to approximately $320,000. All other entities are single site. The rent expense for the corporate offices is approximately $120,000 for the year ended June 30, 1998. There is sufficient capacity at these locations for future growth.

     Bad debt expense amounting to $1,683,000 represented 7% of the total operating expenses for the year ended June 30, 1998 as compared to $2,139,000 for fiscal 1997. A significant portion of the medical group's revenue is generated from personal injury type claims. Due to the nature of this type of billing, collections can require up to two years and is not tied to any reimbursement schedule. Consequently, exact reimbursements cannot be defined at the time of service.

     Based upon the foregoing, the Company incurred a loss from operations of $5,788,000 for the year ended June 30, 1998.

     The Company auditors has issued a going concern opinion. See Note to the audited financial statements.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectation and are subject to a number of risks and uncertainties, including but not limited to: economic, competitive and other factors affecting the Company's operations, ability of the Company to obtain competent medical personnel, the cost of services provided versus payment received for capitated and full risk managed care contracts, negative effects of prospective healthcare reforms, the Company's ability to obtain medical malpractice coverage and the cost associated with malpractice, the availability of appropriate acquisition candidates, the Company's ability to close once a letter of intent or contract has been executed, the Company's ability to raise capital to close on such acquisitions, access to borrowed or equity capital on favorable terms, the fluctuation of the Company's common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including but not limited to the Company's SB-2, S-3, S-8 and 8-K fillings. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

ITEM 7. FINANCIAL STATEMENTS.

         The financial statements required to be filed hereunder are included under Item 13 (a) (1) of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         As of October 13, 1998, the directors, control person and executive officers of the Company are as follows:

NAME                                AGE     TITLE
----                                ---     -----
Noel J. Guillama                    38      Chairman, President and Chief Executive Officer
Donald B. Cohen                     44      Executive Vice President, Chief Financial Officer,
                                            Treasurer, Secretary and Director
Michael P. Goldstein                44      Executive Vice President, Acting Chief Operating Officer,
                                            and Director
                                            President - Metcare Diagnostic Services Division
Roman G. Fisher                     50      Executive Vice President of Strategic Planning
                                            Acting Chief Information Officer
                                            Chief Operating Officer - MRI Scan Center
Daniel L. Beckett                   39      Senior Vice President, Chief Accounting Officer
Walter A. Fox, D.O.                 71      Director
Mark K. Gerstenfeld                 56      Director
Robert L. Kagan, M.D.               51      Vice President
                                            Medical Director - MRI Scan Center

---------------

     NOEL J. GUILLAMA has served as Chairman, and President and Chief Executive Officer since inception in January 1996. From the period of October 1996 till May of 1998, he served as Chief Operating Officer. During 1995, Mr. Guillama served as a health care consultant to public and private health care providers and companies. During 1995, he was Vice President of Development for MedPartners, Inc., a Birmingham, Alabama-based physician practice management public company. From 1991 to 1994, he served as Director and Vice President of Operations of Quality Care Networks, Inc. From 1980 to 1990, Mr. Guillama served as President and Chief Executive Officer of JMG Corporation, Inc., a diversified company with interest in construction, real estate, mortgage financing, and trucking in South Florida.

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

     MICHAEL P. GOLDSTEIN since May of 1998 has been serving as Executive Vice President and acting Chief Operating Officer and further serves as President of the Company's Diagnostic Services Division. In September 1998, he was elected to the Board of Directors. He had served as Vice President of the Company from July 1997 through May of 1998. Mr. Goldstein co-founded Datascan of Florida, Inc., in 1981. He served as its Vice President from 1981 to September 1998, at which time he became the President of Datascan. Datascan provides mobile diagnostic services to individual physician practices and hospitals in Dade, Broward and Palm Beach Counties. Mr. Goldstein is responsible for day-to-day administration, including operations, development, management, sales and marketing. From 1977 to 1981, Mr. Goldstein was Director of Non-Invasive Diagnostics at Community General Hospital, a 300 bed acute care facility in Sullivan County New York. From 1975 to 1977, Mr. Goldstein was Director of CAT-ECG, Inc. an electrophysiology company, servicing the New York City area.

     ROMAN G. FISHER has served as Executive Vice President of the Company since September, 1996 and Acting Chief Information Officer since September of 1998. Since 1985 Mr. Fisher has served as Chief Operating Officer and Director of the MRI Scan Center. He specializes in administration, staff management, information systems selection and implementation, accounting, payroll and database management. Mr. Fisher studied engineering and mathematics at George Washington University in Washington, DC, received a Masters of Science degree from Nova University in Fort Lauderdale, Florida, and earned a law degree from the University of Basel in Switzerland.

     WALTER A. FOX, D. O., M.Sc., F.A.C.O.I., has served as Director of the Company since October 9, 1998. Since leaving 1997, Dr. Fox has been in private practice. From 1994 to 1997, Dr. Fox was practicing internal medicine for the Lake Hospital System based in Gainesville, Ohio. From 1992 to 1994 Dr. Fox served as Medical Director of Southern Community Medial Center in Ft. Lauderdale, Florida. From 1987 to 1990 he served as Medical Director of LTV Steel. From 1979 to 1986 he served as Chairman - Department of internal Medicine at Richmond Heights General Hospital in Richmond Heights, Ohio. From 1971 to 1979 he served as Chairman of Internal Medicine at Las Olas General Hospital in Ft. Lauderdale, Florida. Dr. Fox received a Bachelor or Science degree from Albright College in Reading, Pennsylvania and a Doctorate of Osteopathic degree from Philadelphia College of Osteopathic Medicine in Philadelphia, Pennsylvania. Dr. Fox received a Fellowship from the American College of Osteopathic Internist and a 30-Year Service Award from the College of Osteopathic Internist. He is a member of the American Medical Association and the American Osteopathic Association.

     MARK K. GERSTENFELD has served as Director of the Company since October 9, 1998. Mr. Gerstenfeld has served from October of 1996 to present as an advisor to the Company. Mr. Gerstenfeld has since 1986 served as Vice President of Sales at Action West in New York, NY. Action West is an Apparel Products distributor with approximately $ 60 million in annual sales. Prior to his position at Action West Mr. Gerstenfeld has served at various executive positions in the garment industry and was a Security Analyst following the garment industry. Mr. Gerstenfeld received a Bachelor or Arts degree from Michigan State University in East Lansing Michigan and a MBA in marketing and marketing research from City College of New York, Baruch School of Business.

     DANIEL L. BECKETT has served as Senior Vice President and Chief Accounting Officer of the Company since July, 1998. Prior to his employment with the Company, Mr. Beckett held various financial positions with EquiMed, Inc, a physician practice management company. His employment with EquiMed was from 1996 to June of 1998, and he was the CFO prior to joining the Company. From 1991 to 1996, Mr. Beckett served as Controller for Oncology Services Corporation, a management company specializing in radiation oncology. From 1989 to 1991, Mr. Beckett served as Accounting Manager for Oncology Services Inc., a management company also specializing in radiation oncology. Mr. Beckett received his Bachelor of Science degree from Grace College in Indiana.

     ROBERT L. KAGAN M.D., has been Vice President of the Company since October 1996 and has served as a Director of the Company from October 1996 through October 9, 1998. He is considered to be a control person of the Company and its largest shareholder. He holds the title of Vice President and Medical Director for the MRI Scan Center. Dr. Kagan owned and operated the MRI Center from 1984 until its sale to the Company in September 1996. Prior thereto he served as Director of the Department of Nuclear Medicine at Holy Cross Hospital in Fort Lauderdale. Dr. Kagan has 20 years of experience in clinical pathology and nuclear medicine. His numerous distinctions include diplomat of the American airman of the American Society of Clinical Pathology's Board of Registry in Nuclear Medicine, diplomat of the American Board of Nuclear Medicine. Past President of the Florida Association of Nuclear Physicians, and former Assistant Professor of Radiology at the University of Miami. Dr. Kagan received his MD degree from Georgetown University School of Medicine in Washington, DC, and his Bachelor of Arts degree from Bucknell University in Lewisburg, Pennsylvania.

Board of Directors

Election of Officers

     Each director is elected at the Company's annual meeting of shareholders and holds office until the next annual meeting of stockholders, or until the successors are elected and qualified. At present, the Company's bylaws provide for not less than one (1) director. Currently, there are five (5) directors in the Company. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. Other than as indicated above, there are no family relations among any officers or directors of the Company. The officers of the Company devote full time to the business of the Company.

     Mr. Guillama, Dr. Kagan and a third shareholder Ms. Hilderbrand who owns approximately 4.5% of the Company's common stock have entered into a cross-nominating agreement/proxy that requires each to vote all of their respective shares of Common Stock for the re-election of Mr. Guillama and Dr. Kagan to the Board of Directors. This agreement is valid for the period of time Dr. Kagan is employed by the Company. Accordingly, Mr. Guillama, Dr. Kagan and this third shareholder, Ms. Hilderbrand, collectively under this agreement, control approximately 24% of the Company and could be in a position to control the election of directors as well as the other affairs of the Company.

Board Committees

     The Company has four (4) committees, an Executive, Audit, Compensation and Option Committee, as well as an Advisory Board. The Audit Committee consists of Mr. Guillama, Dr. Fox and Mr. Gerstenfeld. The Audit Committee makes recommendations to the Board of Directors regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by the Company's independent auditors, and review and evaluates the Company's internal control functions.

The Executive Committee was recently established and shall have and may exercise the power of the Board of Directors in the management of the business and affairs of the Corporation at any time when the Board of Directors is not in session. The Executive Committee shall, however, be subject to the specific directions of the Board of Directors. It is composed of Messrs Guillama, Cohen and Gerstenfeld. All actions of the Executive Committee require a unanimous vote. The Compensation Committee consists of Messrs. Guillama, Gerstenfeld and Dr. Fox. The Compensation Committee makes recommendations to the Board of Directors concerning compensation for executive officers and consultants of the Company.

     The Option Committee consists of Messrs. Guillama Cohen and Gerstenfeld. The Option Committee administers the Company's Stock Option Plan.

Advisory Board

     The Advisory Board ("Advisory Board") consists of Dr. Robert Kagan who serves as Chairman, Mr. Goldlstein, Dr. Walter Fox, and a designee, who has not been identified as of the date hereof, appointed by the Managing Underwriter.

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

Compensation of Directors

     The Company reimburses all Directors for their expenses in connection with their activities as Directors of the Company. The Directors make themselves available to consult with the Company's management. Three (3) of the five (5) Directors of the Company are also employees of the Company and do not receive additional compensation for their services as Directors. A formal compensation and stock option plan is anticipated to be adopted for the Company's outside Directors in the near future.

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

     Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than (10%) percent beneficial owners were complied with during the year ended June 30, 1998.

ITEM 10. EXECUTIVE COMPENSATION.

     The following tables present information concerning the cash compensation and stock options provided to the Company's Chief Executive Officer and each additional executive officer whose total annualized compensation exceeded $100,000 for the year ended June 30, 1998 ("fiscal 1998"). The notes to these tables provide more specific information regarding compensation.

SUMMARY COMPENSATION TABLE

                               Annual Compensation
                               -------------------

                                                                                          Long-term
                                                                                          Compensation
                                                                                          Awards
                                                                                          Securities
                                                                                          Underlying
                                                                    Other Annual          Options/
  Name and                    Fiscal     Salary       Bonus         Compensation          SARs                   All Other
  Principal Position          Year       $            $             ($)                   (#)                    Compensation
  ------------------          ----       -            -             ---                   ---                    ------------
  Noel J. Guillama            1996        32,000
  Chairman of the Board,      1997        67,100       37,027
  President,                  1998        83,300
  Chief Executive Officer

  Robert L. Kagan, MD         1997       500,000      151,017
  Vice President and          1998       918,100       77,500       7,700
  Medical Director  MRI
  Scan Center

  Michael P. Goldstein        1997       150,000
  Director, Acting Chief      1998       148,400                    6,000
  Operating Officer and
  President Metcare
  Diagnostic  Services

  Roman G. Fisher             1997       125,000       15,166
  Executive Vice President,   1998       120,000                    5,000
  Acting Chief Operating
  Officer - MRI Scan Center


Options Granted in the Year Ended June 30, 1998

                              Number of          % of Total
                              Securities         Options/
                              Underlying         SARs
                              Options/           Granted to           Exercise or
                              SARs               Employees in         Base Price             Expiration
  Name                        Granted            Fiscal Year          ($/Share)              Date
  ----                        -------            -----------          ---------              ----
    Robert Kagan              100,000            11.98%               $6.94 to $7.94         4/18/2003 to 4/18/2005
    Don Cohen                 140,000            16.78%               $3.00                  10/16/2002 to 4/1/2003
    Michael Goldstein          90,000            10.78%               $2.55 to $3.50         7/17/2002 to 3/31/2003
    Roman Fisher               30,000             3.59%               $2.55                  3/31/2003


Total number of options granted during the year ended June 30, 1998 was 834,500.

Aggregated Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning unexercised stock options as of June 30, 1998. Both Noel J. Guillama and Donald B Cohen exercised options during the fiscal year ended June 30;, 1998. Mr. Guillama exercised 170,000 options and Mr. Cohen exercised 36,000 options. No stock appreciation rights were granted or are outstanding.

                                                                      Value of Unexercised
                          Number of Unexercised Options                   In-the-Money
                              Held at June 30,  1998             Options at June 30, 1998 (i)
                              ----------------------             ----------------------------
Name                   Exercisable         Unexercisable        Exercisable    Unexercisable
----                   -----------         -------------        -----------    -------------
                       (#)                 (#)                  ($)            ($)
                       ---                 ---                  ---            ---
Robert Kagan             20,000             80,000
Donald B. Cohen         209,000
Michael P. Goldstein.    90,000                                  15,520
Roman Fisher            113,000             45,000               60,090



(i) The closing sale price of the Common Stock on June 30, 1998 as reported by NASDAQ was $2.938 per share. Value is calculated by multiplying (a) the difference between $2.938 and the option exercisable price by (b) the number of shares of Common Stock underlying.

During fiscal 1998, the exercise price of certain options granted to key employees and senior management were revised from as high as $18.00 down to $3.00 a share.

     Compensation of Directors. For the fiscal period ending June 30, 1998, all directors who received remuneration in excess of $100,000 are listed above.

     Employment Agreements. The Company has entered into a five (5) year Employment Agreement ("Agreement") with Noel J. Guillama, the President and Chief Executive and Operating Officer of the Company effective February 13, 1997. The terms of the Agreement call for a salary of no less than $100,000 each year. Mr. Guillama is also eligible for a bonus equal to 5% of the Company's earnings before income taxes in excess of $2,000,000 per year plus a bonus equal to 1/2 of 1% of the gross revenues of the Company for each quarter. Mr. Guillama will also receive healthcare benefits, life insurance, a retirement plan and car allowance of $700 a month. Mr. Guillama will receive options to purchase 100,000 shares of the Company's Common Stock at $10.00 per share, and options to purchase an additional 50,000 shares at $10.00 per share for each $20,000,000 increase in the Company's revenues until it reaches $100,000,000 in revenues. Mr. Guillama waived any rights to all his warrants not exercised by June 30, 1998. In the event Mr. Guillama is terminated for cause or voluntarily resigns, he shall be subject to a non-competition clause for a period of two years. Mr. Guillama's Agreement also provides that he shall be deemed to be constructively terminated in the event of a change of control of the Company or the election of a chairman. In such event, the Company would be required to pay Mr. Guillama the balance of the Employment Agreement, register all of the shares held by Mr. Guillama, his family and any stock owned by his affiliated entities. Based on various actions or lack of action by the Board of Directors, Mr. Guillama could exercise the constructive termination clause in his contract. To date no such notification has taken place.

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

     The Company has entered into a five (5) year employment agreement with Michael Goldstein, President of Datascan. The employment agreement specifies a yearly salary of $200,000 and a bonus of 5% of pre-tax profits over $400,000. Mr. Goldstein is entitled to receive a monthly automobile allowance of $700 and four weeks (4) vacation. The agreement commenced September 30, 1996 and expires August 31, 2001 with annual renewals thereafter.

     The Company and Nuclear Magnetic Imaging, Inc., (a subsidiary of the Company) On September 8, 1998 entered into a modification of a five (5) year employment agreement with Roman Fisher whereby Mr. Fisher functions as the Chief Operating Officer of the MRI Scan Center and also serves as Executive Vice President of the Company. The employment agreement provides for base compensation of $150,000 per year for serving as COO plus 5% of EBITDA in excess of $800,000 per year plus a bonus of 0.0033% of the gross revenues of the MRI Scan Center, a car allowance of $500 per month, and three weeks vacation. The modification also provides for 35,000 shares of Rule 144 common stock to be issued and 25,000 cashless options at $2.00 per option were granted, which will expire September 7, 2003. In the event of termination of the employment agreement as modified, Mr. Fisher will be paid approximately 150,000 shares of restricted stock (or such lesser or greater amount) to fully pay the base salary owed at that time. Mr. Fisher would receive reasonable registration rights, to equal $12,000 per month, however, such rights will not exceed 8,000 shares per month, and he would continue with the Company as a consultant through August 22, 2001.

     The Company has entered into a three (3) year employment agreement with Daniel L. Beckett, Senior Vice President and Chief Accounting Officer of the Company. The employment agreement specifies a monthly salary of $7,000 from July through September 1998, and $8,000 a month thereafter. Mr. Beckett is entitled to receive a monthly car allowance of $500 and four (4) weeks vacation. The agreement began July 1998 and expires June 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the Company's Common Stock beneficially owned at October 10, 1998 (i) by each person who is known by the Company to own beneficially 5% or more of the Company's common stock; (ii) by each of the Company's directors; and (ii) by all executive officers and directors as a group.

                                                                            Percentage of
Name/Address of                           Beneficial Ownership          Beneficial Ownership
Beneficial Owner                          Common Stock                      Common Stock
----------------                          --------------------          --------------------
Noel J. Guillama(1)(8)                        569,725                           8.17%
Robert L. Kagan, M.D.(2)(8)                   790,000                          11.33%
Kenneth J. Hall(3)                            367,667                           5.27%
Donald B. Cohen(4)                            298,454                           4.28%
Michael P. Goldstein.(5)                      227,334                           3.26%
Roman G. Fisher(6)                             85,400                           1.22%
Martin Harrison, M.D.(7)                      516,488                           7.41%
Walter A. Fox, D.O.                            20,000                           0.29%
Mark K. Gerstenfeld                             6,000                           0.09%

Directors and Executive
Officers as a group
(8 persons)                                 6,973,164                          41.32%

-------------
(1) Includes (1) 14,059 held by Mr. Guillama, (2) 80,000 shares held by Mr. Guillama's wife, (3) 265,000 shares held by Guillama Family Holdings, Inc., a corporation in which Mr. Guillama is an officer, (4) 142,000 shares held by Mr. Guillama as trustee for his minor son, and (5) 68,666 shares owned by Beacon Consulting Group, Inc., a corporation in which Mr. Guillama is a director,

(2) Includes (1) 750,000 shares held by Dr. Kagan, (2) 10,000 shares issuable upon exercise of options at a price of $6.938 per share until April 18, 2003, (3) 10,000 shares issuable upon exercise of options at a price of a price of $7.938 until April 18, 2003, (4) 10,000 shares issuable up on exercise of options at a price of $6.938 per share until October 18, 2003, and (5) 10,000 shares issuable upon exercise of options at a price of $7.938 per share until October 18, 2003. Does not include (1) 10,000 shares issuable upon exercise of options at a price of $6.938 per share from April 18, 1999 to April 18, 2004, (2) 10,000 shares issuable upon exercise of options at a price of $7.938 per share from April 18, 1999 to April 18, 2004, (3) 10,000 shares issuable upon exercise of options at a price of $7.938 per share from October 18, 1999 to October 18, 2004, (4) 10,000 shares issuable upon exercise of options at a price of $6.938 per share from April 18, 2000 to April 18, 2005, (5) 10,000 shares issuable upon exercise of options at a price of $7.938 per share from April 18, 2000 to April 18, 2005. Does not include 400,000 shares which may be issued pursuant to the Acquisition Agreement and the achievement of certain earnings criteria for the acquired practice.

(3) Includes (1) 339,00 shares held by Mr. Hall, (2) 3,000 shares issuable upon exercise of options at price of $6.938 per share until April 18, 2003, (3) 3,000 shares issuable upon exercise of options at a price of $7.938 per share until April 18, 2003, (4) 3,000 shares issuable upon exercise of options at a price of $6.938 per share until October 18, 2003, (5) 3,000 shares issuable upon exercise of options at a price of $7.938 per share until October 18, 2003, and (6) 16,667 shares issuable upon exercise of options at a price of $2.550 per share until March 31, 2003. Does not include (1) 3,000 shares issuable upon exercise of options at a price of $6.938 per share from April 18, 1999 to April 18, 2004, (2) 3,000 shares issuable upon exercise of options at a price of $7.938 per share from April 18, 1999 to April 18, 2004, (3) 3,000 shares issuable upon exercise of options at a price of $6.938 per share from October 18, 1999 to October 18, 2004, (4) 3,000 shares issuable upon exercise of options at a price of $7.938 per share from October 18, 1999 to October 18, 2004, (5) 3,000 shares issuable upon exercise of options at a price of $6.938 per share from April 18, 2000 to April 18, 2005, and (6) 3,000 shares issuable upon exercise of optionss at a price of $7.938 per share from April 18, 2000 to April 18, 2005.

(4) Includes (1) 89,454 shares held by Mr. Cohen, (2) 14,000 shares issuable upon exercise of options at a price of $3.00 per share until October 15, 2002, (3) 29,000 shares issuable upon exercise of options at a price of $3.00 per share until April 27, 2002, (4) 28,000 shares issuable upon exercise of options at a price of $3.00 until April 29, 2003, (5) 40,000 shares issuable upon exercise of options of a price of $3.00 per share until October 16, 2002; (6) 50,000 shares issuable upon exercise of options at a price of $3.00 per share until October 21, 2002; (7) 50,000 shares issuable upon exercise of options at a price of $3.00 per share until April 1, 2003.

(5) Includes (1) 137,334 shares held by Mr. Goldstein, (2) 40,000 shares issuable upon exercise of options at a price of $2.55 per share until March 31, 2003, and (3) 50,000 shares issuable upon exercise of options at a price of $3.50 per share until July 17, 2002.

(6) Includes (1) 42,500 shares held by Mr. Fisher, 2) 17,900 shares held by Mr. Fisher and Ofra Fisher Ten Ent (3) 25,000 shares issuable upon exercise of options at a price of $2.00 per share until September 7, 2003;

(7) Does not include 156,923 shares which may be issued pursuant to the Acquisition Agreement and the achievement of certain earnings criteria for the acquired practice. Inclues (1) 418,488 shares held by Dr. Harrison, (2) 7,000 shares issuable upon exercise of options at a price of $6.938 per share until April 18, 2003, (3) 7,000 shares issuable upon exercise of options at a price of $7.938 per share until April 18, 2003, (4) 7,000 shares issuable upon exercise of options at a price of $6.938 per share until October 18, 2003, (6) 7,000 shares issuable upon exercise of options at a price of $7.938 per share until October 18, 2003, and (6) 70,000 shares issuable upon exercise of options at a price of $2.550 per share until March 31, 2003. Does not include: (1) 7,000 shares issuable upon exercise of options at a price of $6.938 per share from April 18, 1999 to April 18, 2004, (2) 7,000 shares issuable upon exercise of options at a price of $7.938 per share from April 18, 1999 to April 18, 2004, (3) 7,000 shares issuable upon exercise of options at a price of $6.938 per share from October 18, 1999 to October 18, 2004, (4) 7,000 shares issuable upon exercise of options at a price of $7.938 per share from October 18, 1999 to October 18, 2004, or (5) 7,000 shares issuable upon exercise of options at a price of $6.938 per share from April 18, 2000 to April 18, 2005, and (6) 7,000 shares issuable upon exercise of options at a price of $7.938 per share from April 18, 2000 to April 18, 2005.

(8) Mr. Guillama, Dr. Kagan and Ms. Hilderbrand have entered into a cross-nominating agreement/proxy that requires each to vote all of their respective shares of Common Stock for the reelection of Mr. Guillama and Dr. Kagan to the Board of Directors. This agreement is valid for the period of time Dr. Kagan is employed by the Company. Accordingly, Mr. Guillama, Dr. Kagan and Ms. Hilderbrand, collectively under this agreement, are in a position to control the election of directors as well as the other affairs of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has a one year consulting agreement with Sternco, Inc. that provides for commissions to earned at the closing of any acquistion to which Sternco is or was the introducing party or materially contributed to such acquisition. This commission is earned on a sliding scale ranging as follows:

         5% of the first million dollars of purchase price, 4% of the second million dollars of purchase price, 3% of the third million dollars of purchase price, and 2% of the balance of the purchase price.

The commissions will be limited to $500,000 on any single purchase. Furthermore, the Company will pay Sternco 1% of principal of any debt financing secured by the Company of which Sternco is or was the introducing party or materially assists in such financing. Sternco, Inc. is a shareholder of the Company and is owned or controlled by Bonnie Hilderbrand, the Company's second largest shareholder.

     The facility leases between Dr. Robert Kagan and the Company are for the addresses 3122 East Commercial Boulevard and 3079 East Commercial Boulevard. The property located at 3122 East Commercial Boulevard is owned by Dr. Kagan, a director of the Company, and leased by Magnetic Imaging Systems I, Ltd. The current rent is $13,126 per month net of expenses. The total square footage is 4,656 of office space plus an additional 2,000 square feet of garage. Magnetic Imaging Systems, I, Ltd. built the garage in 1987. The total leasehold improvements were approximately $285,289 at this location. Independent property appraisals were performed and both valued the properties at a maximum of $22 a square foot net of expenses. Magnetic Imaging Systems, I, Ltd. is currently paying $23.66 a square foot net of expenses for the 4,656 square feet of office space. This lease expires December 31, 2003.

     The property located at 3079 East Commercial Boulevard, is owned by KFK Enterprises, Inc., a Florida corporation and leased by Magnetic Imaging Systems, I, Ltd. Dr. Kagan, a director of the Company owns approximately 50% of KFK Enterprises. The rental payment is $7,395 per month and the property is 5,740 square feet. Thus, Magnetic Imaging Systems, I, Ltd. is paying $15.46 per square foot net of expenses. The Company believes that this price is equal to current market value. Magnetic Imaging Systems, I, Ltd. made leasehold improvements of $139,289 at this location. This lease expires December 31, 2003.

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

Exhibit
Number    Description
-------   -----------
3.1      Articles of Incorporation.(1)

3.2      Articles of Amendment to the Articles of Incorporation.(1)

3.3      By-laws.(1)

3.4      Article of Amendment to the Articles of Incorporation designating the Series A Preferred Stock. (8)

3.5      Article of Amendment to the Articles of Incorporation designating the Series B Preferred Stock. (8)

3.6      Articles of Amendment  to the Articles of  Incorporation  amending the  designation  of the Series B Preferred Stock. (8)

4.1      Specimen Common Stock Certificate.(1)

4.2      Specimen Common Stock Purchase Warrant (issued pursuant to the Company's initial public offering on February 13, 1997) (1)

4.3      Underwriter's Warrant.(1)


4.4      Warrant Agreement.(1)

4.5      Specimen of Class A Warrant (issued pursuant to the Company's Private Placement in February 1996). (1)

4.6      Stock Purchase Warrant (issued pursuant to the Securities Purchase Agreement dated April 27, 1998). (8)

5.1      Opinion of Atlas,  Pearlman,  Trop & Borkson,  P.A. concerning legality of shares being registered pursuant to this
         Registration Statement. (8)

10.1     Stock Option Plan. (1)

10.2     Executive Employment Agreement between the Company and Noel J. Guillama. (1)

10.3     Executive Employment Agreement between the Company and Robert L. Kagan, M.D. (1)

10.4     Sub-Lease Agreement with the Company and Safeskin dated August 1, 1996. (1)

10.5     Purchase and Sales Agreement between the Company, Roman Fisher and Ofra Fisher dated August 13, 1996. (1)

10.6     Purchase and Sales Agreement between the Company and Edwin Kagan dated August 13, 1996. (1)

10.7     Agreement between the Company and Dr. Robert Kagan dated September 1, 1996.(1)

10.8     Merger Agreement between the Company, Florida Rehabilitation Services, Inc., Southeast Medical Staffing, Inc. and
         Dr. Frederick J. Kunen dated September 25, 1996. (1)

10.9     Stock  Purchase Agreement between the Company, Kenneth J. Hall, Ira P. Hall, Lee M. Hall and Michael Goldstein dated
         September 26, 1996. (1)

10.10    Assets Purchase Agreement between the Company, International Family Healthcare Centers, Inc. and Emergency Care Services,
         Inc. dated October 15, 1996. (1)

10.11    Merger Agreement between the Company, Metcare II, Inc., Paul Wand, M.D., P.A., and Paul Wand dated October 24, 1996. (1)

10.12    Promissory Note dated December 23, 1993 by Datascan of Florida, Inc. to First Union National Bank. (1)

10.13    Promissory Note dated September 1, 1996 by the Company to Robert L. Kagan. (1)


10.14    Promissory Note dated September 1, 1996 by the Company to Robert L. Kagan. (1)

10.15    Promissory Note dated September 1, 1996 by the Company to Robert L. Kagan. (1)

10.16    Promissory Note dated September 25, 1996 by the Company to Frederick J. Kunen. (1)

10.17    Promissory Note dated October 15, 1996 by the Company to International Family Healthcare Center, Inc. (1)

10.18    Executive Employment Agreement between the Company and Kenneth Hall. (1)

10.19    Executive Employment Agreement between the Company and Roman Fisher. (1)

10.20    Agreement between Mr. Guillama, Mr. Kagan and Ms. Hilderbrand. (1)

10.21    Consulting Agreement between the Company and Euro-Atlantic Securities, Inc. (1)

10.22    Consulting Agreement between the Company and Sternco, Inc. (1)

10.23    Letter of Intent between the Company and General Medical Associates, Inc. (1)

10.24    Lease Agreement between the Company and Champion Technologies of Florida, Inc. (1)

10.25    Letter of Intent between Martin Harrison, M.D. and Metropolitan Health Networks, Inc. (1)

10.26    Option Agreement between Noel J. Guillama, Bonnie Hilderbrand and Dr. Martin Harrison. (1)

10.27    Option Agreement between Noel J. Guillama, Bonnie Hilderbrand and Dr. Robert L. Kagan.(1)

10.28    Option Agreement between Noel J. Guillama, Bonnie Hilderbrand and Kenneth J. Hall. (1)

10.29    Merger Agreement dated August 6, 1997 by and among the Company, Metcare, GMA and Martin Harrison, M.D. (2)

10.30    Promissory Note dated August 6, 1997. (2)

10.31    Consulting Agreement dated July 28, 1997, between the Company and Lion Capital. (3)

10.32    Promissory Note dated August 6, 1997, by the Company to Dr. Harrison, M.D. (3)

10.33    Post Effective Amendment No. 1 to Merger Agreement, dated October 1997, by and among Metropolitan Health Networks, Inc.
         ("Metropolitan"), Metcare III, Inc., General Medical Associates, Inc. and Martin Harrison. (4)


10.34    Agreement and Plan of Merger dated November 30, 1997 by and among the Company, Metcare VI, Inc. and Trident Medical
         Concepts, Inc. (5)

10.35    First Amendment to Merger Agreement dated January 13, 1998 by and among the Company, Metcare VI, Inc. and Trident Medical
         Concepts, Inc. (5)

10.36    Second Amendment to Merger Agreement dated February 22, 1998 by and among Trident Medical Concepts, Inc. (5)

10.37    Asset Purchase Agreement dated April 2, 1997 by and among the Company, Metcare VII, Inc. and Primedica Healthcare, Inc. (6)

10.38    Repurchase Election Agreement dated April 2, 1998 by and among the Company, Metcare VII and Primedica Healthcare, Inc. (6)

10.39    Promissory Note dated April 2, 1998.  (6)

10.40    Stock Purchase Agreement dated July 1997 between Neal Jay Tolar and the Company. (7)

10.41    Securities Purchase Agreement dated April 27, 1998 between Pangaea Fund Ltd. and the Company. (8)

10.42    Registration Rights Agreement dated April 27, 1998  between Pangaea Fund Ltd. and the Company. (8)

21       Subsidiaries of the Company. (8)

23.1     Consent of Kaufman, Rossin and Company. (7)

23.2     Consent of Atlas,  Pearlman,  Trop & Borkson,  counsel for the Company  (included in opinion  filed in Exhibit
         5.1). (8)
------------------

(1)      Incorporated  by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2
         (No. 333-5884-A)
(2)      Incorporated by reference to the Company's Current Report on Form 8-K dated August 6, 1997
(3)      Incorporated by reference to the Company's Quarterly Report on Form 10-KSB for the year ended June 30, 1997
(4)      Incorporated by reference to the Company's Current Report on Form 8-K/A dated August 6, 1997
(5)      Incorporated by reference to the Company's Current Report on Form 8-K dated February 22, 1998
(6)      Incorporated by reference to the Company's Current Report on Form 8-K dated April 2, 1998
(7)      Filed herewith
(8)      Previously filed


                                   SIGNATURES

         Pursuant to the requirements of the Securities Act, as amended, the registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized in the Boca Raton, State of Florida on the ___th day of October, 1998.

                                          METROPOLITAN HEALTH NETWORKS, INC.



                                          By:  /s/Noel J. Guillama
                                               -----------------------------
                                               NOEL J. GUILLAMA
                                               President, Chief Executive
                                               Officer and Chairman

         Pursuant to the requirements of the Securities Act, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                        DATE
---------                                   -----                        ----
/s/  NOEL J. GUILLAMA               President, Chief Executive       October ___, 1998
--------------------------          (Principal Executive Officer
Noel J. Guillama                    and Chairman of the Board



/s/  DONALD B. COHEN                Executive Vice President,        October ___, 1998
--------------------------          Chief Financial Officer,
Donald B. Cohen                     Treasurer, Secretary
                                    and Director


/s/  MICHAEL P. GOLDSTEIN           Executive Vice President,        October ___, 1998
--------------------------          Acting Chief Operating Officer
Michael P. Goldstein                and Director


WALTER A. FOX, D.O.                 Director                         October ___, 1998
Walter A. Fox

MARK K. GERSTENFELD                 Director                         October ___, 1998
Mark K. Gerstenfeld



--------------------------------------------------------------------------------






                               METROPOLITAN HEALTH
                         NETWORKS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998





--------------------------------------------------------------------------------

C O N T E N T S
                                                                        Page
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                              1

CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheet                                                    2

         Statements of Operations                                         3

         Statements of Changes in Stockholders' Equity                    4

         Statements of Cash Flows                                       5 - 6

         Notes to Financial Statements                                 7 - 25

INDEPENDENT AUDITORS' REPORT
-------------------------------------------------------------------------------


To the Board of Directors and Stockholders
Metropolitan Health Networks, Inc. and Subsidiaries
Boca Raton, Florida


We have audited the accompanying consolidated balance sheet of Metropolitan Health Networks, Inc. and Subsidiaries as of June 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Health Networks, Inc. and Subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for each of the two years in the period then ended , in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has sustained substantial operating losses and negative cash flows from operations since inception. In the absence of achieving profitable operations and positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long term obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company can not continue in existence.




                                                     KAUFMAN, ROSSIN & CO., P.A.



September 25, 1998, except for the MIS section contained within
Note 14 as to which the date is October 9, 1998
Miami, Florida



METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 1998
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
     Cash and cash equivalents                                                                              $         916,464
     Trading securities (Note 5)                                                                                       46,138
     Accounts receivable, net of allowances of $6,304,557                                                           5,850,870
     Other current assets                                                                                             242,214
----------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                                       7,055,686

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,612,536 (Note 4)                                      4,433,412

GOODWILL, net of accumulated amortization of $464,983 (Note 3)                                                      4,334,559

INTANGIBLE ASSETS, net of accumulated amortization of $35,385                                                          46,882

DEFERRED ACQUISITION COSTS                                                                                            171,890

NOTES RECEIVABLE                                                                                                      170,000

OTHER ASSETS                                                                                                          133,329
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                            $      16,345,758
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
     Accounts payable                                                                                       $         728,284
     Accrued expenses                                                                                               1,344,897
     Medical costs payable                                                                                            845,537
     Line of credit facilities (Note 7)                                                                             1,675,925
     Current maturities of capital lease obligations (Note 6)                                                         684,460
     Current maturities of long-term debt (Note 8)                                                                    696,314
     Notes payable to redeemed partners (Note 9)                                                                       30,000
----------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                                                  6,005,417

CAPITAL LEASE OBLIGATIONS (NOTE 6)                                                                                  2,526,473

LONG-TERM DEBT (NOTE 8)                                                                                             2,581,427

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY (NOTE 12)                                                                                      5,232,441
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                            $      16,345,758
==================================================================================================================================

                             See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1998 AND 1997

---------------------------------------------------------------------------------------------------------------------------------
                                                                                           1998                     1997
---------------------------------------------------------------------------------------------------------------------------------
REVENUES:
     Patient services                                                               $      13,759,490        $       7,469,035
     Billing services                                                                         265,774                   43,150
---------------------------------------------------------------------------------------------------------------------------------
         Total revenues                                                                    14,025,264                7,512,185
---------------------------------------------------------------------------------------------------------------------------------

EXPENSES:
     Payroll, payroll taxes and benefits                                                    7,114,017                4,259,916
     Depreciation and amortization                                                          1,415,515                  718,436
     Bad debt expense                                                                       1,723,425                  824,780
     Rent and leases                                                                        1,159,356                  668,460
     Interest                                                                                 658,048                  511,617
     General and administrative                                                             6,889,093                2,536,919
---------------------------------------------------------------------------------------------------------------------------------
         Total expenses                                                                    18,959,454                9,520,128
---------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                              (         4,934,190)     (         2,007,943)

OTHER INCOME (EXPENSE)                                                            (           232,135)                  76,324
---------------------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT                         (         5,166,325)     (         1,931,619)

INCOME TAX BENEFIT (NOTE 11)                                                                        -                  362,000
---------------------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                                                   (         5,166,325)     (         1,569,619)

DISCONTINUED OPERATIONS (NOTE 16)
     Income from operation of pharmacy management business                                          -                   41,826
     Loss on disposal of pharmacy management business                                               -      (            91,691)
---------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                          ( $       5,166,325)     ( $       1,619,484)
=================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                        5,597,803                4,101,323
=================================================================================================================================

PER SHARE AMOUNTS
     Loss from continuing operations                                              ( $            0.92)     ( $            0.38)
     Income from discontinued operations                                                            -                     0.01
     Loss on disposal of discontinued operations                                                    -      (              0.02)
---------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                          ( $            0.92)     ( $            0.39)
=================================================================================================================================


                            See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1998 AND 1997

-------------------------------------------------------------------------------------------------------------------------

                                                                   Common        Common      Preferred     Preferred
                                                                    Stock         Stock       Shares         Stock
                                                                   Shares
-------------------------------------------------------------------------------------------------------------------------
BALANCES - JUNE 30, 1996                                          2,290,175      $ 2,290            -      $        -

Issuance of common stock in connection with acquisitions          1,110,000        1,110            -               -
     (Note 3)

Issuance of common stock and warrants in connection with            433,500          434            -               -
     equity financing (Note 12)

Common stock and warrant equity financing issue costs (Note 12)           -            -            -               -


Issuance of common stock and warrants in connection with            825,000          825            -               -
     initial public offering (Note 12)

Common stock and warrant public offering issue costs                      -            -            -               -

Issuance of warrants - underwriters over-allotment                        -            -            -               -

Underwriters over allotment issue costs                                   -            -            -               -

Issuance of common stock and warrants - other                       552,150          552            -               -

Change in unrealized gain on securities available for sale,               -            -            -               -
     net of tax effect of $24,000

Net loss - year ended June 30, 1997                                       -            -            -               -
------------------------------------------------------------------------------------------------------------------------

BALANCES - JUNE 30, 1997                                          5,210,825        5,211            -               -

Issuance of series A Preferred Stock (Note 12)                            -            -        5,000         500,000

Issuance of series B Preferred Stock (Note 12)                            -            -        1,200       1,200,000

Issuances of common stock                                           625,142          625            -               -

Issuance of options in lieu of compensation                               -            -            -               -

Exercise of options (Note 13)                                       470,602          471            -               -

Conversion of securities available for sale to the trading                -            -            -               -
     account (Note 5)

Dividends on preferred stock (Note 12)                                    -            -            -               -

Net loss                                                                  -            -            -               -
------------------------------------------------------------------------------------------------------------------------

BALANCES - JUNE 30, 1998                                          6,306,569   $    6,307        6,200   $   1,700,000
========================================================================================================================



(RESTUBBED TABLE CONTINUED)



                                                                       -------------------------------------------------------------

                                                                         Additional                      Unrealized       Total
                                                                          Paid-in         Retained        Gain On
                                                                          Capital         Earnings       Securities
                                                                                         (Deficit)       Available
                                                                                                          For Sale
                                                                       -------------------------------------------------------------

BALANCES - JUNE 30, 1996                                                 $  590,372   (   $ 128,509)     $       -   $     464,153

Issuance of common stock in connection with acquisitions                  3,256,890               -              -       3,258,000
     (Note 3)

Issuance of common stock and warrants in connection with                    996,616               -              -         997,050
     equity financing (Note 12)

Common stock and warrant equity financing issue costs (Note 12)       (      99,688)                                 (      99,688)


Issuance of common stock and warrants in connection with                  5,196,675               -              -       5,197,500
     initial public offering (Note 12)

Common stock and warrant public offering issue costs                  (   1,802,267)              -              -   (   1,802,267)

Issuance of warrants - underwriters over-allotment                           37,125                                         37,125

Underwriters over allotment issue costs                               (       3,712)                                 (       3,712)

Issuance of common stock and warrants - other                               503,575               -              -         504,127

Change in unrealized gain on securities available for sale,                       -               -         40,916          40,916
     net of tax effect of $24,000

Net loss - year ended June 30, 1997                                               -   (   1,619,484)             -   (   1,619,484)
------------------------------------------------------------------------------------------------------------------------------------

BALANCES - JUNE 30, 1997                                                  8,675,586   (   1,747,993)        40,916       6,973,720

Issuance of series A Preferred Stock (Note 12)                        (      40,000)              -              -         460,000

Issuance of series B Preferred Stock (Note 12)                        (      84,946)              -              -       1,115,054

Issuances of common stock                                                 1,768,853               -              -       1,769,478

Issuance of options in lieu of compensation                                 127,000               -              -         127,000

Exercise of options (Note 13)                                                 3,959               -              -           4,430

Conversion of securities available for sale to the trading                        -               -   (     40,916)  (      40,916)
     account (Note 5)

Dividends on preferred stock (Note 12)                                            -   (      10,000)             -   (      10,000)

Net loss                                                                          -   (   5,166,325)             -   (   5,166,325)
------------------------------------------------------------------------------------------------------------------------------------

BALANCES - JUNE 30, 1998                                              $  10,450,452   (  $6,924,318)  $          -   $   5,232,441
====================================================================================================================================



                             See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998 AND 1997

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          1998                      1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    ( $        5,166,325)    ( $        1,619,484)
------------------------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                      1,415,515                  718,436
         Loss (gain) on sales of securities                                                    22,677     (              6,845)
         Provision for bad debts                                                            1,723,425                  824,780
         Deferred costs charged to operations                                                 260,364                   84,203
         Amortization of discount on note payable                                              36,201                   47,775
         Stock options issued in lieu of compensation                                         127,000                   50,000
         Stock issued for professional services                                               350,632                        -
         Income tax benefit                                                                         -     (            362,000)
         Changes in operating assets and liabilities:
             Accounts receivable                                                 (          1,577,900)    (          1,116,646)
             Trading securities                                                               240,072     (            176,431)
             Other current assets                                                (             92,296)    (             87,798)
             Other assets                                                                      20,461                   16,440
             Accounts payable and accrued expenses                                          1,060,358     (            127,883)
             Medical claims payable                                                           466,990                        -
------------------------------------------------------------------------------------------------------------------------------------
                  Total adjustments                                                         4,053,499     (            135,969)
------------------------------------------------------------------------------------------------------------------------------------
                      Net cash used in operating activities                      (          1,112,826)    (          1,755,453)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deferred acquisition costs                                                  (            110,016)    (            136,506)
     Issuance of notes receivable                                                (            170,000)                       -
     Cash consideration paid for companies acquired                              (            346,500)    (            120,000)
     Cash balances of companies acquired                                                       46,626                   82,633
     Purchases of securities available for sale                                                     -     (            101,611)
     Capital expenditures                                                        (            371,815)    (            258,695)
------------------------------------------------------------------------------------------------------------------------------------
                      Net cash used in investing activities                      (            951,705)    (            534,179)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of credit facilities                                         1,023,399                   33,188
     Repayments of notes payable                                                 (            717,547)    (            469,356)
     Borrowings on note payable                                                               177,413                        -
     Repayments of capital lease obligations                                     (            704,641)    (            400,513)
     Loan acquisition cost                                                       (             45,000)    (            164,750)
     Issuance of stock options                                                                  4,430                        -
     Net proceeds from issuance of preferred stock                                          1,575,054                        -
     Net proceeds from issuances of common stock                                                    -                4,660,135
------------------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by financing activities                             1,313,108                3,658,704
------------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (            751,423)               1,369,072

CASH AND CASH EQUIVALENTS - BEGINNING                                                       1,667,887                  298,815
------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - ENDING                                                 $          916,464       $        1,667,887
====================================================================================================================================

                            See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
YEARS ENDED JUNE 30, 1998 AND 1997

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          1998                      1997
------------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures:
------------------------------------------------------------------------------------------------------------------------------------

     Interest paid                                                                 $          560,000       $          500,000
------------------------------------------------------------------------------------------------------------------------------------

     Income taxes paid                                                             $                -       $                -
------------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Non-cash Investing and Financing Activities (Note 3)
------------------------------------------------------------------------------------------------------------------------------------

     Common stock issued in connection with acquisitions                           $        1,291,846       $        3,108,000
------------------------------------------------------------------------------------------------------------------------------------

     Issuance of notes payable in connection with acquisitions                     $        2,856,123       $          575,923
------------------------------------------------------------------------------------------------------------------------------------

     Fair value of assets received in connection with acquisitions                 $        2,200,151       $        6,709,509
------------------------------------------------------------------------------------------------------------------------------------

     Fair value of liabilities assumed in connection with acquisitions             $        1,060,270       $        5,558,511
------------------------------------------------------------------------------------------------------------------------------------

     Capital lease obligations incurred on purchases of equipment                  $          221,673       $        1,176,090
------------------------------------------------------------------------------------------------------------------------------------

     Dividends accrued but not paid                                                $           10,000       $                -
------------------------------------------------------------------------------------------------------------------------------------

     Common stock issued for purchase of equipment                                 $                -       $          120,000
------------------------------------------------------------------------------------------------------------------------------------

     Common stock issued in exchange for certain assets of IFHC                    $                -       $          150,000
------------------------------------------------------------------------------------------------------------------------------------

     Issuance of note payable for certain assets of IFHC                           $                -       $          150,000
------------------------------------------------------------------------------------------------------------------------------------

     Unrealized  gain on securities  available  for sale,  net of tax effect of
     $24,000                                                                       $                -       $           40,916
------------------------------------------------------------------------------------------------------------------------------------

                            See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

                  Basis of Consolidation

                  The consolidated financial statements include the accounts of Metropolitan Health Networks, Inc. and all majority owned subsidiaries, the most significant of which are Magnetic Imaging Systems I, Ltd. and Nuclear Magnetic Imaging, Inc. (collectively, MIS), Datascan of Florida, Inc. (Datascan), Dr. Paul Wand, MD P.A. (Wand) Metbilling Group, Inc. (Metbilling), General Medical Associates, Inc. (GMA), and two physician practices acquired from Primedica Healthcare, Inc. (the Practices). The consolidated group is referred to, collectively, as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

                  Organization and Business Activity

                  The Company was incorporated in January 1996, under the laws of the State of Florida for the purpose of acquiring and operating health care related businesses. The Company operates in South Florida, and currently owns and operates a radiology practice, a magnetic resonance imaging (MRI) outpatient center, a diagnostic testing company and various general medical practice offices. Additionally, the Company provides medical billing services to third party medical related businesses, however, as their services are not significant, the Company is deemed to be operating in one segment.

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

--------------------------------------------------------------------------------
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

                  Depreciation and Amortization

                  Depreciation and amortization of property and equipment, including property under capital leases, is computed using straight-line methods over the estimated useful lives of the assets. The range of useful lives is as follows:

                           Machinery and equipment                  5 - 7 years
                           Computer and office equipment            5 - 7 years
                           Furniture and fixtures                   5 - 7 years
                           Auto equipment                               5 years
                           Leasehold improvements                       5 years

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

                  The Company has recorded a net deferred tax asset of $3,196,000, which is offset by a valuation allowance in the same amount (see Note 11). Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. It is reasonably possible that the amount of the deferred tax asset considered realizable could change in the future.

                  Fair Value of Financial Instruments

                  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used by the Company in estimating the fair values of each class of financial instruments disclosed herein:

--------------------------------------------------------------------------------
NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

                      Cash and equivalents - The carrying amount approximates fair value because of the short maturity of those instruments.

                      Investments - The fair values of trading securities are estimated based on quoted market prices for those or similar investments.

                      Line of credit facilities, capital lease obligations, long-term debt and notes payable to redeemed partners - The fair value of line of credit facilities, capital lease obligations, long-term debt and notes payable to redeemed partners are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At June 30, 1998, the fair values approximate the carrying values.

                  Net loss per share

                  Net loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, based on the weighted average number of common shares outstanding. Outstanding stock options (see Note 13) were not considered in the calculation of weighted average number of common shares outstanding, as their effect would have been antidilutive.

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

                  Goodwill

                  In connection with its acquisitions of physician and ancillary practices, the Company has recorded goodwill of $4,334,559, which is the excess of the purchase price over the fair value of the net assets acquired. The goodwill is attributable to the general reputation of the practices in the communities they serve, the collective experience of the management and other employees of the practices, contracts with health maintenance organizations, relationships between the physicians and their patients, patient lists and other similar intangible assets. The Company evaluates the underlying facts and circumstances related to each acquisition in establishing amortization periods for the related goodwill. The goodwill related to current acquisitions is being amortized on a straight-line basis over 10 years.

                  The Company continuously evaluates whether events have occurred or circumstances exist which impact the recoverability of the carrying value of long-lived assets and related goodwill, pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

--------------------------------------------------------------------------------
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

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

                  Securities Available for Sale

                  The Company considered its investment in marketable equity securities acquired upon the conversion of a debt security as available for sale as of June 30, 1997. Accordingly, unrealized gains and losses and the related deferred income tax effects were excluded from earnings and reported in a separate component of stockholders' equity. At June 30, 1998 there were no securities available for sale.

                  Income Taxes

                  The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, which requires a liability approach to calculating deferred income taxes.

                  Reclassification

                  Certain amounts in the 1997 financial statements have been reclassified to conform with 1998 presentation.

                  Impact of the "Year 2000" Computer Issue

                  The Company has completed the assessment phase of its Year 2000 project and determined that it will be required to evaluate, test and modify (when needed) approximately 50 internally and externally developed software programs and approximately 100 pieces of equipment. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose material operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

--------------------------------------------------------------------------------
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

                  The Company will utilize both internal and external resources to reprogram or replace and test software and medical equipment for Year 2000 modifications. The Company anticipates that the various components of the Year 2000 project procedures will continue throughout calendar 1998 and 1999. The Year 2000 project is currently estimated to have a minimum total cost of $150,000 related to the review and modification of the Company's computer and software systems not including the replacement of scheduled equipment or updates in software previously anticipated in the normal course of business.

                  Changes in Accounting Policies

                  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

                  In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE 2.           GOING CONCERN
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses and negative cash flows from operations since inception. In the absence of achieving profitable operations and positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long term obligations.

                  To address these concerns, the Company is restructuring the current accounts receivable line of credit facility, which is expected to be completed by mid November 1998, netting additional funds approximating $700,000 to $800,000. Additionally, the Company continues to pursue the sale of its convertible preferred stock through private placement offerings. As part of its restructuring plans the Company intends to continue to close or sell unprofitable facilities and continues to reduce operating expenses.

--------------------------------------------------------------------------------
NOTE 2.           GOING CONCERN (Continued)
--------------------------------------------------------------------------------

                  In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial obligations. Management believes that actions presently being taken, as described in the preceding paragraph, provide the opportunity for the Company to continue as a going concern.

NOTE 3.           ACQUISITIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  Purchase of MIS

                  Effective August 31, 1996, the Company acquired MIS for $2,426,984. The purchase price consisted of 585,000 shares of the Company's common stock (valued at $3 per share), $575,923 of notes payable, and related acquisition costs of $106,061. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values and the results of operations beginning September 1, 1996 are included in the Company's statement of operations. As a result of this acquisition, $2,513,627 was allocated to goodwill.

                  In addition to the purchase price the acquisition agreement provides for contingent consideration of 200,000 shares of common stock if MIS achieves earnings before interest, income taxes, depreciation and amortization ("EBITDA") in excess of $1,200,000 for the year ended June 30, 1997 or in excess of $1,500,000 for the year ended June 30, 1998, a total maximum contingent consideration of 400,000 shares, plus additional shares issuable in connection with a price guarantee based upon the company's pre-tax earnings at the first and second anniversary of the transaction. The Company was not liable for contingent consideration for the year ended June 30, 1998 and 1997.

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

                  Effective June 30, 1997, the purchase price includes 100,000 shares of contingent consideration issued to the former owners of Datascan (valued at $2.28 per share). This contingent consideration was based on Datascan obtaining an EBITDA in excess of $288,000 for the year ended June 30, 1997.

--------------------------------------------------------------------------------
NOTE 3.           ACQUISITIONS (Continued)
--------------------------------------------------------------------------------

                  Purchase of Wand

                  Effective March 12, 1997, the Company acquired Wand for $363,015. The purchase price consisted of a cash payment of $120,000, 75,000 shares of the Company's common stock (valued at $3 per share) and related acquisition costs of $18,015. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values and the results of Wand's operations beginning March 12, 1997 are included in the Company's statement of operations. As a result of this acquisition, $10,525 was allocated to goodwill. Effective July 1, 1998, Wand was sold in exchange for a three year note receivable of $75,000 secured by 100% of the common stock of Wand and the return of the initial 75,000 shares of the Company's common stock. Additionally, the purchaser assumed certain liabilities of Wand. The Company anticipates a gain on this sale of approximately $75,000.

                  Purchase of Certain Assets of IFHC

                  Pursuant to an asset purchase agreement effective October 15, 1996, the Company acquired certain assets of IFHC. The purchase price consisted of 50,000 shares of the Company's common stock (valued at $3 per share) and the issuance of a 8% note payable in the amount of $150,000. During 1998 Management discontinued the operations of IFHC. In connection therewith, certain assets of IFHC were sold in exchange for a $35,000 note receivable. Total amounts charged to operations in connection with closing these facilities totalled approximately $330,000.

                  Purchase of the Practices

                  Effective April 1, 1998, the Company acquired two physician practices (the Practices) from Primedica Healthcare, Inc. for $2,431,123. The purchase price consisted of a 7.5% note payable of $3,500,000, which is amortized over 20 years, with a balloon payment due on April 1, 2003. Management has discounted this note $1,068,877 utilizing a 16% imputed interest rate (see Note 8). The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values and the results of operations beginning April 1, 1998 are included in the Company's statement of operations. As a result of this acquisition, $1,161,914 was allocated to goodwill.

                  In addition, a Repurchase Election Agreement was signed, whereby Primedica may be required to repurchase the Practices at the end of five years in exchange for extinguishing the Company's further obligations under the note payable, provided certain conditions are met, among the most significant of which is the requirement that the Company be in compliance with the terms of the Promissory Note. Additionally, Primedica may elect not to be liable to repurchase the Practices if the net revenue derived from the purchased assets exceeds $6,000,000.
                                      F-13

--------------------------------------------------------------------------------
NOTE 3.           ACQUISITIONS (Continued)
--------------------------------------------------------------------------------

                  Purchase of GMA

                  Effective July 1, 1997, the Company purchased all of the outstanding common stock of GMA for $1,720,306. In exchange for the stock of GMA, the Company paid $300,000 cash, 216,154 shares of the Company's common stock (valued at $4.37) and entered into a note payable of $400,000 with the former shareholder of GMA. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values and the results of operations beginning July 1, 1997 are included in the Company's statement of operations. As a result of this acquisition, $98,475 was allocated to goodwill.

                  In addition to the purchase consideration, the Company is potentially liable for two types of contingent consideration:
                  1) If the EBITDA of GMA for the years ended June 30, 1998 and 1999 equals or exceeds 80% of GMA's EBITDA for the twelve months ended June 30, 1997 (the "Targeted Amount"), there shall be released from escrow 104,615 and 52,308 additional shares, respectively, of the common stock of the Company. In the event, however, that the EBITDA is less than the Targeted Amount, the seller of GMA is entitled to receive additional shares of the Company, as determined based upon a sliding scale down to 60%. The Company was not liable for this contingent consideration at June 30, 1998; 2) If the gross proceeds from the sale of up to 200,000 shares of the Company's common stock issued to the seller of GMA amounted to less then $6.50 per share, the Company must make up the deficiency in cash. The seller is entitled to sell 25,000 share blocks monthly, during the period July 1, 1998 through February 12, 2000.

                  Pro forma

                  Unaudited pro forma results of operations, assuming the acquisition of MIS, Datascan, GMA, the Practices and Wand occurred as of the beginning of the fiscal years ended June 30, 1998 and 1997, after giving effect to certain adjustments such as the elimination of intercompany transactions and amortization of goodwill resulting from the acquisitions were as follows. The pro forma summary does not necessarily reflect the results of operations as they would have been if the companies had constituted a single entity during such periods.

                                                                                 (Unaudited)           (Unaudited)
                                                                                June 30, 1998         June 30, 1997
                    ----------------------------------------------------------------------------------------------------
                    Revenues                                                  $      17,597,426     $      16,998,784
                    Net loss                                                 ($       5,848,123)   ($       1,763,676)
                    Loss per share                                           ($            1.04)   ($            0.40)





--------------------------------------------------------------------------------
NOTE 4.           PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

                  At June 30, 1998, property and equipment consisted of the following:

                    Machinery and medical equipment                                                 $     1,224,457
                    Furniture and fixtures                                                                  240,979
                    Leasehold improvements                                                                  555,282
                    Computer and office equipment                                                           732,516
                    Auto equipment                                                                          221,164
                    ----------------------------------------------------------------------------------------------------
                                                                                                          2,974,398
                    Less accumulated depreciation                                                  (        815,120)
                    ----------------------------------------------------------------------------------------------------

                                                                                                    $     2,159,278
                    ====================================================================================================

                    At June 30, 1998, property and equipment under capital leases consisted of the following:

                    Machinery and equipment                                                         $     2,691,734
                    Computer and office equipment                                                           361,078
                    Leasehold improvements                                                                   18,738
                    ----------------------------------------------------------------------------------------------------
                                                                                                          3,071,550
                    Less accumulated amortization                                                  (        797,416)
                    ----------------------------------------------------------------------------------------------------

                                                                                                          2,274,134
                    ----------------------------------------------------------------------------------------------------

                                                                                                    $     4,433,412
                    ====================================================================================================

--------------------------------------------------------------------------------
NOTE 5.           INVESTMENTS
--------------------------------------------------------------------------------

                  Trading securities consisted of marketable equity securities which are held for trading purposes. The change in unrealized loss on trading securities for the periods ended June 30, 1998 and 1997 was $131,817 and $10,431, respectively, and is included in other income in the consolidated statements of operations.

                  Securities available for sale at June 30, 1997 consisted of common stock acquired through the conversion of convertible debenture securities. This security was transferred to the trading account on July 1, 1998. There were no securities available for the sale as of June 30, 1998.

                  Net realized loss and gain on sales of trading securities for the periods ended June 30, 1998 and 1997 were $22,677 and $6,845, respectively.

--------------------------------------------------------------------------------
NOTE 6.           CAPITAL LEASE OBLIGATIONS
--------------------------------------------------------------------------------

                  The Company is obligated under capital leases for certain of its property and equipment. Future minimum lease payments for capital lease obligations as of June 30 were as follows:

                    1999                                                                               $      1,017,453
                    2000                                                                                        882,788
                    2001                                                                                        806,990
                    2002                                                                                        696,456
                    2003                                                                                        635,628
                    Thereafter                                                                                   91,788
                    --------------------------------------------------------------------------------------------------------
                                                                                                              4,131,103
                    Less amount representing interest                                              (            920,170)
                    --------------------------------------------------------------------------------------------------------
                                                                                                              3,210,933
                    Less current maturities                                                        (            684,460)
                    --------------------------------------------------------------------------------------------------------

                                                                                                       $      2,526,473
                    ========================================================================================================


--------------------------------------------------------------------------------
NOTE 7.           LINE OF CREDIT FACILITIES
--------------------------------------------------------------------------------

                  In April 1996, MIS entered into a two year loan and security agreement with a leasing/financing entity which provided the Company with a line of credit providing maximum borrowings not to exceed $1,300,000. Any outstanding amounts under this credit facility are collateralized by certain eligible accounts receivable, and the Company may borrow up to 80% against these receivables. The facility bears interest at prime plus 3.5% (12% at June 30, 1998), and repayments are made directly through a lock box arrangement. At June 30, 1998, $1,026,214 is outstanding under this facility.

                  In March 1997, the Company obtained a $3,500,000 fixed asset based line of credit facility with an entity that originates funds and sells mortgages. Subsequent to year end, management determined that there was an insufficient asset base to utilize this credit facility. In connection therewith, approximately $100,000 of unamortized loan costs previously capitalized were written off. At June 30, 1998, no amounts were outstanding under this credit facility.

                  In September 1997, the Company entered into a one year accounts receivable funding program (the Program) with a financing company. The Program allows for advances to the Company of up to 85% of the expected collections from third party payers on eligible accounts receivable of GMA, as defined. Any outstanding amounts under this credit facility are collateralized by the eligible accounts receivable. The Program bears interest at 12% and repayments are made directly through a lock box arrangement. At June 30, 1998, $624,711 is outstanding under this Program.

--------------------------------------------------------------------------------
NOTE 8.           LONG-TERM DEBT
--------------------------------------------------------------------------------

                  Long-term debt consisted of the following:

                    Note  payable  to  former  owner  of MIS;  interest  at 6.5%;  principal  and   $         200,000
                      interest payment of $213,000 due April 1, 1998; unsecured;  during 1998 the note payment was delayed and the  interest  was  increased to 18% (see Note
                      14).

                    Note  payable  to former  owner of GMA;  interest  at 8%;  payable in monthly             329,194
                      installments of $37,834  commencing on August,  1998.  Prior to August 1998 the note required only monthly interest payments.

                    Promissory  note to former owner of Glickman,  P.A.;  interest at 8%; payable              25,000
                      in 2  installments  of  $15,000  and  $10,000,  due on  November,  1998 and
                      December, 1998, respectively.

                    Promissory  note  to  Primedica  Healthcare,  Inc.  in  connection  with  the           2,449,923
                      acquisition of assets on April,  1998; stated interest at 7.5%;  payable in
                      59 monthly  installments of $28,196 commencing in May, 1998, and a lump sum payment of  $3,069,748 in April,  2003;  original note balance of $3,500,000 net of unamortized  discount of $1,030,995  based on imputed  interest rate of 16%.

                    Installment notes payable; interest ranging from 9.7% to
                      10.5%; 73,865 collateralized by various automobiles; due
                      July, 2001 through August, 2002.

                    Equipment  notes  payable  to bank;  interest  ranging  from 9.5% to  10.48%;              90,759
                      collateralized  by medical  testing  equipment;  due August,  2000  through
                      November, 2002.

                    Note payable to bank; interest at 11.75%;  payable in monthly installments of              35,140
                      $1,265;  collateralized  by  substantially  all assets of Wand; due August,
                      2000 (Note 3)

                    Loan payable to former employee                                                            73,860
                    ----------------------------------------------------------------------------------------------------
                                                                                                            3,277,741
                    Less current maturities                                                                   696,314
                    ----------------------------------------------------------------------------------------------------

                    Long-term debt                                                                  $       2,581,427
                    ====================================================================================================

                  Aggregate maturities of long-term debt for the years subsequent to June 30, 1999 are as follows:

                    June 30, 1999                                                                  $          696,314
                    June 30, 2000                                                                              75,122
                    June 30, 2001                                                                              42,232
                    June 30, 2002                                                                              12,262
                    June 30, 2003                                                                           2,451,811
                    -----------------------------------------------------------------------------------------------------

                                                                                                   $        3,277,741
                    ====================================================================================================

--------------------------------------------------------------------------------
NOTE 8.           LONG-TERM DEBT (Continued)
--------------------------------------------------------------------------------

                  Loan payable to former employee consisted of the remaining principal and interest due to a former employee under an oral agreement, wherein $75,000 was loaned to Wand in 1993. This agreement requires monthly payments of $1,450, including principal and interest at 6%, however such terms have not been complied with since 1993. Accordingly, the full amount of the acquired debt is reflected as currently due. This loan was transferred along with the related sale of Wand assets, effective July 1, 1998 (Note 3).


--------------------------------------------------------------------------------
NOTE 9.           NOTES PAYABLE TO REDEEMED PARTNERS
--------------------------------------------------------------------------------

                  In August 1993, MIS commenced a buy-back of certain outstanding limited partnership units. The buy-back agreement required MIS (and consequently, the Company) to purchase twenty-five partnership units from certain limited partners for $1,375,000, as evidenced by non-interest bearing notes payable. At June 30, 1998, $30,000 remained outstanding.

                  During 1997, the Company charged approximately $25,000 to interest expense in connection with imputed interest on the above notes at 8%. At June 30, 1997 the imputed interest discount on the non-interest bearing notes was fully amortized.

                  On July 29, 1996, a claim against MIS was settled pursuant to an agreement providing for the buy-back of certain limited partnership units from the plaintiffs. The initial settlement required payments totaling $330,000. At June 30, 1998, the balance of this liability was $15,000 and is included in accounts payable.


--------------------------------------------------------------------------------
NOTE 10.          RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

                  Office Rent

                  The Company rents one of its office facilities from an individual who is the former majority owner of MIS and director of the Company, and another office facility from a company owned 50% by this individual. Total rent expense related to these leases amounted to approximately $235,000 and $188,000 for the years ended June 30, 1998 and 1997.

                  Purchase of Computer Equipment

                  In September 1996, the Company purchased computer hardware and software from an individual who is an officer of the Company. In exchange for this computer equipment, the Company issued this individual 40,000 shares of its common stock (valued at $3 per share) and assigned a value to the equipment of $120,000.

--------------------------------------------------------------------------------
NOTE 11.          INCOME TAXES
--------------------------------------------------------------------------------

                  The components of the income tax benefit were as follows:

                                                                                  Year Ended            Year Ended
                                                                                June 30, 1998         June 30, 1997
                    ----------------------------------------------------------------------------------------------------

                    Current Benefit
                         Federal                                               $              -      $              -
                         State                                                                -                     -

                    Deferred Benefit
                         Federal                                               $      1,787,000               450,000
                         State                                                          183,000                66,000

                    Increase in Valuation Allowance                          (        1,970,000)   (          154,000)
                    ----------------------------------------------------------------------------------------------------

                    Income Tax Benefit                                         $              -      $        362,000
                    ====================================================================================================

                  The 1997 net income tax benefit resulted from the reduction in the valuation allowance for deferred tax assets as a result of an assessment of realization by the combined enterprises.

                  The effective tax rate for 1998 differed from the federal statutory rate due to state income tax benefits of approximately $183,000, a net increase in the valuation allowance of approximately $1,970,000, and permanent and other differences of approximately $49,000.

                  The effective tax rate for 1997 differed from the federal statutory rate due to permanent differences of approximately $65,000, the valuation allowance and other differences of $76,000.

                  The Company has net operating loss carryforwards totalling approximately $8,800,000, expiring in various years through 2013.

                  At June 30, 1998, approximate deferred tax assets and liabilities were as follows:

                    Deferred tax assets:
                    Allowances for doubtful accounts                                                 $      1,212,000
                    Net operating loss carryforward                                                         3,305,000
                    ----------------------------------------------------------------------------------------------------
                    Total deferred tax assets                                                        $      4,517,000
                    ----------------------------------------------------------------------------------------------------

                    Deferred tax liabilities:
                    Accounts receivable of cash basis subsidiaries                                   $      1,145,000
                    Excess tax over book deprecation                                                          176,000
                    ----------------------------------------------------------------------------------------------------
                    Total deferred tax liabilities                                                   $      1,321,000
                    ----------------------------------------------------------------------------------------------------

                    Net deferred tax asset                                                           $      3,196,000
                    Less valuation allowance                                                       ( $      3,196,000)
                    ----------------------------------------------------------------------------------------------------

                                                                                                     $              -
                    ====================================================================================================

--------------------------------------------------------------------------------
NOTE 12.          STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                  At June 30, 1998, the Company has authorized 40,000,000 shares of par value $.001 common stock, with 6,306,569 shares issued and outstanding. Additionally, the Company has authorized 10,000,000 shares of par value $.001 preferred stock.

                  In October 1996, the Company entered into an agreement with an investment banker to obtain equity financing with net proceeds to the Company of approximately $897,000. In connection therewith, the Company offered 433,500 shares of common stock (at $2 per share) and 867,000 warrants at $0.15 per warrant. Each warrant entitled the holder to purchase one share of common stock at $7.00 per share during the four year period commencing thirty days after the effective date of the offering.

                  The Company completed an initial public offering of its common stock effective February 13, 1997, and issued 825,000 shares of common stock at a price of $6.00 per share. As part of the offering, the Company issued 1,650,000 redeemable common stock purchase warrants at a purchase price of $0.15 per warrant plus 247,500 additional warrants under an over-allotment agreement, also at $0.15 per warrant. Each warrant entitled the holder to purchase one share of common stock at $7.00 per share during the four year period commencing thirty days after the effective date of the offering. The initial public offering generated net proceeds to the Company of $3,428,645.

                  At June 30, 1998, the Company has 3,447,500 warrants outstanding.

                  During 1998, the Company completed two separate issues of non-voting preferred stock. The Company has authorized 30,000 shares of Series A preferred stock, par value $.001, of which 5,000 were issued in 1998. Each share of Series A preferred stock has a stated value of $100 and pays dividends equal to 10% of the stated value per annum. The aggregate and per share amounts of arrearages in cumulative preferred dividends are $41,667 and $8.33, respectively. Each share of Series A preferred stock is convertible into shares of common stock at the option of the holder at the lesser of 85% of the average closing bid price of the common stock for the ten trading days immediately preceding the conversion or $6.00. The Company has the right to deny conversion of the Series A preferred stock, at which time the holder shall be entitled to receive and the Company shall pay additional cumulative dividends at 5% per annum, together with the initial dividend rate to equal 15% per annum. Gross proceeds from this issuance amounted to $500,000, less commissions and costs of $40,000. In the event of any liquidation, dissolution or winding up of the Company, holder of the Series A preferred stock shall be entitled to receive, a liquidating distribution before any distribution may be made to holders of common stock of the Company.

                  The Company has also designated 7,000 shares of preferred stock as Series B preferred stock, with a stated value of $1,000 per share. During 1998, 1,200 shares of Series B preferred stock were issued. Holders of the Series B preferred stock are entitled to receive, whether declared or not, cumulative dividends equal to 5% per annum. The aggregate and per share amounts of arrearages in cumulative preferred dividends are $10,000 and $8.33, respectively. Each share of Series B preferred stock is convertible into such number of fully paid and nonassessable shares of common stock as is determined by dividing the stated value by the conversion price. The conversion price shall be the lesser of the market price, as defined and $4.00. Gross proceeds from the issuance of series B preferred stock amounted to $1,200,000, less commissions and costs of $84,946.

--------------------------------------------------------------------------------
NOTE 12.          STOCKHOLDERS' EQUITY (Continued)
--------------------------------------------------------------------------------

                  In the event of liquidation, as defined, holders of the Series B preferred stock shall be entitled to receive liquidating distribution, before any distribution may be made to holders of any class of capital stock.

--------------------------------------------------------------------------------
NOTE 13.          STOCK OPTIONS
--------------------------------------------------------------------------------

                  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Accordingly, compensation expense has been recorded to the extent that the market value of the underlying stock exceeded the exercise price at the date of grant. For the years ended June 30, 1998 and 1997, compensation costs related to stock options amounted to $127,000 and $50,000, respectively.

                  Stock option activity for the year ended June 30, 1998 was as follows:

                                                                              Number of            Weighted Average
                                                                               Options              Exercise Price
                    ----------------------------------------------------------------------------------------------------
                    Balance, June 30, 1997                                       1,225,000       $           4.72
                    Granted during year                                            984,200       $           4.71
                    Exercised and returned during year                  (          485,000)      $           0.01
                    Forfeited during year                               (          265,950)      $           9.05
                    --------------------------------------------------------------------------

                    Balance, end of year                                         1,458,250       $           5.02
                    ==========================================================================

                    Exercisable at end of year                                   1,138,167       $           4.43
                    ==========================================================================

                  The following table summarizes information about stock options outstanding at June 30, 1998:

                                                  Options Outstanding                       Options Exercisable
                                        ----------------------------------------    ------------------------------------
                      Exercise Price        Number of        Weighted Average       Number of Options      Weighted
                                             Options             Remaining                                  Average
                                                             Contractual Life                              Remaining
                                                                                                          Contractual
                                                                                                             Life
                    ----------------------------------------------------------------------------------------------------

                      $          0.10             78,500             3.8                      78,500         3.8
                                 0.50             39,000             5.3                      39,000         5.3
                                 1.00             25,000             5.0                      25,000         5.0
                                 2.00             32,950             5.5                       2,000         5.0
                                 2.50                200             6.5                           -           -
                                 2.55            156,667             5.1                     156,667         5.1



--------------------------------------------------------------------------------
NOTE 13.          STOCK OPTIONS (Continued)
--------------------------------------------------------------------------------

                                 2.65            150,000             5.2                     150,000         5.2
                                 3.00            258,500             5.6                     248,000         5.6
                                 3.13                600             6.3                           -           -
                                 3.50             50,000             5.0                      50,000         5.0
                                 4.00              8,450             5.1                       8,250         5.1
                                 5.00             19,000             6.4                      11,000         5.6
                                 5.63             20,000             6.3                           -           -
                                 6.00            171,000             5.9                     171,000         5.9
                                 6.13              3,000             6.3                         750         5.5
                                 6.94            100,000             6.5                      20,000         5.5
                                 7.00             13,500             5.7                      13,500         5.7
                                 7.94            100,000             6.5                      20,000         5.5
                                 8.00             14,000             5.9                      14,000         5.9
                                 9.00             13,500             6.0                      13,500         6.0
                                10.00             24,000             6.0                      24,000         6.0
                                11.00             13,500             6.2                      13,500         6.2
                                12.00             22,000             6.4                      22,000         6.4
                                13.00             13,500             6.7                      13,500         6.7
                                14.00             20,500             6.6                       6,000         5.5
                                15.00             13,500             6.8                      13,500         6.8
                                16.00             21,000             6.9                       6,000         5.5
                                17.00             12,500             6.8                      12,500         6.8
                                18.00             21,500             7.3                       6,000         5.5
                    ----------------------------------------------------------------------------------------------------

                                               1,415,867                                   1,138,167
                    ====================================================================================================

                  In July 1998, 42,383 of previously granted unvested stock options were forfeited and as such not included in the above table.

                  The weighted average fair value per option as of grant date was $0.48 for stock options granted during the fiscal year ended June 30, 1998. The determination of the fair value of all stock options granted during the fiscal year ended June 30, 1998 was based on (i) risk-free interest rate of 6.00%,
                  (ii) expected option lives ranging from 5 to 7 years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company's common stock of 40%, and (iv) no expected dividends on the underlying stock.

                  The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for stock options.

                                                                             Year ended June 30,   Year ended June 30,
                                                                                     1998                  1997
                    ----------------------------------------------------------------------------------------------------

                    Net loss                                                 ( $      5,415,226)   ( $      1,795,294)

                    Net loss per share                                       ( $           0.97)   ( $           0.44)

                  During the year ended June 30, 1998, 470,602 options were exercised, with net proceeds to the Company of $4,430 plus the return of 14,398 options. During 1997, 407,500 options were exercised with net proceeds of $4,750 to the Company.

--------------------------------------------------------------------------------
NOTE 14.          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

                  Leases

                  The Company leases office and medical facilities under various non-cancelable operating leases. Future minimum payments under these leases are as follows:

                    1999                                                                            $         900,747
                    2000                                                                                      505,242
                    2001                                                                                      240,384
                    2002                                                                                      175,660
                    2003                                                                                      136,236
                    Thereafter                                                                                155,484
                    ----------------------------------------------------------------------------------------------------

                    Total                                                                           $       2,113,753
                    ====================================================================================================

                  Employment Contracts

                  The Company has employment contracts with certain executives, physicians and other clinical and administrative employees.
                  Future annual minimum payments under these employment agreements are as follows:

                    1999                                                                            $       2,770,000
                    2000                                                                                    2,408,000
                    2001                                                                                    2,250,000
                    2002                                                                                    1,096,000
                    2003                                                                                      109,000
                    ----------------------------------------------------------------------------------------------------

                                                                                                    $       8,633,000
                    ====================================================================================================

                  Florida Rehabilitation

                  On September 25, 1996, pursuant to a merger agreement ("FRSI Agreement"), the Company, acquired Florida Rehabilitation Services, Inc. ("FRSI") and Southeast Medical Staffing, Inc. ("SMSI" and collectively "FR Group") from the sole shareholder of both companies. On December 31, 1996, the Company rescinded this transaction as a result of the Company's belief that a breach of the agreement occurred and requested the return of all consideration paid. In connection therewith, the Company canceled the shares of common stock issued as part of the purchase price and will take all action for the return of all cash and other expenses paid in connection with the transaction. The merger transaction is not reflected in the financial statements and the common stock is not considered to be outstanding at June 30, 1998.

                  During the year ended June 30, 1997, the Company reserved approximately $72,000 of advances incurred in connection with this transaction.

--------------------------------------------------------------------------------
NOTE 14.          COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------------------------------------------------

                  In January 1997, a medical billing group filed a complaint against the company and FR Group claiming breach of a funding and security agreement, and economic damages of approximately $150,000 plus treble damages of approximately $208,000. Although the Company believes it has meritorious defenses against the suit, the ultimate resolution of the matter and an estimate of the amount of any potential loss cannot be determined at this time.

                  MIS

                  In October 1998, a lawsuit was initiated against the Company by an individual who is the medical director and former owner of MIS, and is also an officer and director of the Company (the Plaintiff). The lawsuit centers on a $200,000 note payable to the Plaintiff which was due April 1, 1998, but was not repaid by the Company. Subsequent to April 1, 1998, the parties renegotiated certain terms of the note to include interest at 18%. However, no payments have been made under this revised note. In connection with the filing of this lawsuit, the Plaintiff has resigned as a director of the Company. The Company intends to vigorously defend itself in this action and is in the process of filing a counterclaim against the Plaintiff. The counterclaim will allege, among other things, that the Plaintiff breached his employment agreement with the Company. At this time, management is unable to determine the likelihood of an unfavorable outcome and an estimate of the amount of any potential loss, if any.

                  Other Litigation

                  During 1998 a marketing company (the Marketer) filed a complaint against the Company seeking to enforce a written letter agreement regarding marketing and other services. The complaint seeks damages of approximately $125,000 plus interest, costs and attorneys fees. The Company has filed defenses and a counterclaim alleging that the Marketer did not perform as required under the agreement, and is not entitled to the amount claimed. Although the Company believes it has meritorious defenses against this complaint, management is unable to determine the likelihood of an unfavorable outcome and an estimate of the amount of any potential loss, if any.

--------------------------------------------------------------------------------
NOTE 15.          SIGNIFICANT FOURTH QUARTER ADJUSTMENTS
--------------------------------------------------------------------------------

                  During the fourth quarter the Company made certain adjustments deemed to be material to the results of the quarter, including the following:

                      The Company charged approximately $330,000 to operations relating to the closing of certain medical facilities.

                      The Company made provisions to bad debt expense of approximately $450,000 relating to certain customer accounts estimated to be uncollectible.

--------------------------------------------------------------------------------
NOTE 15.          SIGNIFICANT FOURTH QUARTER ADJUSTMENTS (Continued)
--------------------------------------------------------------------------------

                      The Company charged approximately $360,000 to operations relating to the restructuring of a certain employment agreement.

                      The Company charged approximately $100,000 to operations relating to loan costs deemed not to be recoverable.

                  The effect of the above adjustments increased the net loss by $1,240,000 in the fourth quarter.

--------------------------------------------------------------------------------
NOTE 16.          DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

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

                  In 1998, the $50,000 note receivable was satisfied in exchange for the return of the notes collateral, 12,500 shares of the Company's common stock. In connection with this transaction, the Company charged off the remaining $21,000 of this note.