Form 10KSB/A
period 1998-06-30
METROPOLITAN HEALTH NETWORKS INC
filed 1998-10-26
CIK 1009379

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB\A

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

         State issuer's revenues for its most recent fiscal year:  $14,025,264

         The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the registrant was approximately $10,909,691 (computed using the closing price of $2.719per share of Common Stock on October 19, 1998, as reported by NASDAQ, based on the assumption that directors and officers and more than 5% stockholders are affiliates).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

There were 6,782,855 shares of the registrant's Common Stock, par value $.001 per share, and 3,517,625 of the registrant's Class A Redeemable Common Stock Purchase Warrants outstanding on October 19, 1998.

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

     The Merger Agreement provided, among other things, that the Company shall have the absolute right to cause the Merger to be unwound solely upon the occurrence of the failure to obtain Trident's lender's consent ("Lender's Consent") to the Merger Agreement, as amended, or to replace Lender by May 1, 1998. The Company was unable to obtain the Lender's Consent or to replace the Lender in the time specified by the Merger Agreement and therefore on May 8, 1998, elected to unwind the merger. The Company has continued discussions with the principals and shareholders of Trident and may explore a partial purchase of assets or a purchase of Trident in its' entirety at a future date.

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

     As part of the acquisition of Primedica pursuant to the Repurchase Election Agreement, whereby Primedica may be required to repurchase the Practices at the end of five years in exchange for extinguishing Metcare and Company's further obligations under the Note, provided certain conditions are met, among the most significant of which is the requirement that the Company be in compliance with the terms of the Promissory Note. However, in the event that net revenues derived from the assets for the year preceding the election date as determined by GAAP exceed $6,000,000, then Primedica may elect not to repurchase the Practice.

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

     Effective June 1, 1998, the Company sold the Aventura facility, to Bernd Wollschlaeger, M.D. In return for the sale of all the assets and liabilities associated with the practice, the Company received a promissory note for $38,000. Dr. Wollschlaeger will begin repaying the note once revenues of the practice reach $10,000 with interest at the South Florida Prime Rate (8.25 % as of October 10, 1998) per annum with a balloon payment in year five. Effective June 1, 1998, the North Miami Beach facility discontinued operations with the transfer for all patients and medical personnel to the Companies primary care facility located at Skylake. Expenses of $330,000 were recognized in the financial statements by the Company for the fiscal year June 30, 1998 in association with the closing of these two practices.

ANCILLARY SERVICES

     Effective September 15, 1998 the Company consolidated all management and operational functions of Datascan of Florida, Inc. and MRI Scan Center into one operating division, creating Metcare Diagnostic Services ("M.D. Services").This new division will provide a full range of fixed-site and mobile diagnostic services to it's own medical group physicians as well as to physicians outside the group in the tri-county area. Services offered currently include x-ray, MRIs, neuro diagnostic equipment, vascular studies, ultrasound, echocardiograph, Holter monitors and others. As a group practice, the Company may own and benefit from historically profitable ancillary services for patients of the group as well as, (under current interpretations of state and federal laws), patients referred to the Company's medical group by other physicians and providers not associated with the Company. This ability to own and refer patients for ancillary services is significantly restricted for physicians not in group practices by both state and federal health care laws, therefore the Company believes it will enjoy a competitive advantage over other health care providers and physicians. The Company believes many self-insured employers and third party payers have determined that the delivery of services in an outpatient environment is often less costly than the provision of the identical services on an inpatient basis. Consequently, some payers insist that services be obtained solely on an outpatient basis where medically appropriate and contract with diagnostic imaging centers for the provision of these services. The company believes that by consolidating into one operating division it will benefit from numerous synergies, currently untapped. By operating under one management team, and with no additional staff required, duplications have been eliminated with a further consolidation is anticipated. A sales and marketing team has been created, dedicated solely to the diagnostic division; and a logistics department has been established to handle plant and / or facility repair, vehicle and equipment maintenance, and transportation/courier services intended for the whole medical group. The result is expected to be a more dynamic and efficiently run entity that will be capable of taking the Company forward in a highly competitive managed care environment. Through M.D. Services the Company will realize significant and material savings by utilizing one radiologist for essentially all it's X-rays, MRI and ultrasound interpretations. Additionally, further cost savings can be realized by eliminating services provided by outside vendors currently being utilized by other entities within the medical group.

     Effective September 1, 1996, the Company acquired 100% of the operating assets of Nuclear Magnetic Imaging, Inc. ("NMI") and 97.5% of Magnetic Imaging Systems I, Ltd. ("MIS"), which jointly operate as MRI Scan Center. The MRI Scan Center, which began operations in 1984, performs approximately 9,000 procedures per year. In May 1986, the MRI Scan Center began providing mobile MRI services to outpatient facilities and to hospitals. The MRI Scan Center currently operates at three locations, two in Fort Lauderdale and one in Coral Gables, Florida. The MRI Scanner uses a highly technical process called magnetic resonance imaging, which utilizes an extremely powerful magnetic field, radio waves and computers to produce images of the body. While the patient is in the magnetic field, radio waves stimulate the hydrogen molecules in the body to give off their own signals. This information is fed through numerous computers, which map the action and properties of the molecules. Images of the body are constructed which display biochemistry of tissue as a picture. The MRI procedure was approved by the Food and Drug Administration in the early 1980's. The MRI Scanner differentiates between healthy tissue, tumors, fatty tissues and muscles. This means that many uncomfortable tests, certain types of exploratory surgeries, some biopsies, angiograms, mammography's and other procedures, can be safely replaced by MRIs. In most cases, a clear image is produced with no discomfort to the patient or costly hospitalization.

     Effective September 1, 1996, under two separate agreements with certain limited partners of Magnetic Imaging Systems I, Ltd. (MIS), the Company acquired each such partner's 4.75% interest in MIS in exchange for $30,000 in notes payable and 7,500 shares of the Company's Common Stock, each.

     Under a third agreement dated September 1, 1996 (MRI Agreement) between Dr. Robert Kagan, who was a 28.5% limited partner in MIS and the sole shareholder of Nuclear Magnetic Imaging, Inc. (NMI), the 59.5% general partner in MIS (combined, MRI Group), the Company acquired 100% of NMI and the MRI shareholders' 28.5% interest in MIS (resulting in a total interest in MIS of 97.5%), for consideration of 550,000 shares of Common Stock of the Company and the issuance of a $400,000 note bearing interest for 6.5%. During April 1997, $200,000 was paid and the remaining $200,000 plus accrued interest was due on or before April 1, 1998. The MRI Agreement also provides for the issuance of up to an additional 400,000 shares to the MRI Group as follows: if the EBITDA of the MRI Group for the twelve months ended June 30, 1997 and 1998 is determined to have exceeded $1.2 million and $1.5 million respectively, the Company shall deliver 200,000 additional shares of Common Stock of the Company upon each such occurrence. The MRI Scan Center did not meet its EBITDA requirement for the 12 month period ended June 30, 1997. The Company agreed to extend the EBITDA threshold for earning the bonus share, to be cumulative at the end of the second year. The MRI Scan Center did not meet its EBITDA requirement for the fiscal year ended June 30, 1998.

     Dr. Kagan had agreed to extend the due date for the final payment of $200,000 on the note, from April 1, 1998 to September 30, 1998. In exchange the Company agreed to pay the default rate of 18% on the balance of the note, and the Company would not object to the release of the underwriter's lock-up of 100, 000 of the Company's common shares owned by Dr. Kagan to be sold through June 30, 1998. It was further agreed, that if the $200,000 was not paid by September 30, 1998 the Company would request that an additional 100, 000 shares be released for sale. The Company was successful in obtaining the release of the restrictions on 150,000 shares, which were sold at $2.00 per share, as reported in a Form 3 filing with the Commission. The Company had made payments on the note through July of 1998, when Dr. Kagan filed suit in Broward County, Florida for the payment of principal and interest. The Company has not filed its response to the suit at this time, however, the Company's response will be filed within the time allocated by the courts, which will describe mitigating circumstances and may further allege breach of contract and/or breach of fiduciary responsibility by Dr. Kagan.

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

     Under the Datascan Agreement, the Company acquired all of the outstanding stock and ownership interest in Datascan for consideration of 300,000 shares of Common Stock of the Company. The Datascan Agreement also provides for the issuance of up to an additional 200,000 shares to the Datascan shareholders as follows: if the EBITDA of Datascan for the twelve months ended June 30, 1997 and 1998 is determined to have equaled or exceeded $288,000 and $313,894 respectively, and if certain Datascan shareholders continue employment (subject to certain exceptions) the Company shall deliver 100,000 additional shares of Common Stock of the Company to the Datascan shareholders upon each such occurrence. Kenneth J. Hall, a former director of the Company was an approximately 50% shareholder of Datascan, with the other principal shareholder of Datascan, Michael P. Goldstein, Executive Vice President of the Company, a 29% stockholder of Datascan and at the time of acquisition a Vice President of Datascan. In the event, however, that EBITDA does not equal or exceed $288,000 in the twelve months ended June 30, 1997, but it equals or exceed $602,532 for the twenty-four months ended June 30, 1998, the Company will deliver up to 200,000 additional shares. Datascan met its EBITDA requirement for the 12 month period ended June 30, 1997. The Company, in addition, agreed to enter into employment contracts with the principals of Datascan that in part calls for an employment contract with a base salary of $200,000 per year, plus a bonus to be paid in combination of cash and/or stock to be negotiated. Datascan did not meet its EBITDA requirement for 12 months ended June 30, 1998.

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

     Magnetic Imaging Systems, I, Ltd. also leases approximately 4,656 square feet for diagnostic facilities located in Fort Lauderdale, Florida at a monthly rental rate of approximately $13,126 plus real estate taxes. This lease expires December 31, 2003, and is leased from Dr. Kagan, a former Director of the Company. Dr. Kagan is a former Vice President of the Company and Medical Director of the MRI Scan Center.

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

ITEM 3. LEGAL PROCEEDINGS.

     On September 25, 1996, pursuant to a merger agreement ("FRSI Agreement"), the Company, acquired Florida Rehabilitation Services, Inc. ("FRSI") and Southeast Medical Staffing, Inc. ("SMSI" and collectively "FR Group") from the sole shareholder of both companies, Dr. Kunen. On December 31, 1996, the Company rescinded this transaction as a result of the Company's belief that a breach of the agreement had occurred and requested the return of all consideration paid. In connection therewith, the Company has canceled the shares of common stock issued as part of the purchase price and will take all action necessary for the return of all cash and other expenses paid in connection with the transaction. The merger transaction is not reflected in the financial statements and the common stock is not considered to be outstanding at June 30, 1998

     During the year ended June 30, 1997, the Company reserved approximately $72,000 of advances incurred in connection with this transaction.

     In January 1997 a medical funding group filed a complaint against FR Group and, as a result of the merger, the Company, alleging a breach of an August 1996 Security Agreement wherein Plaintiff claimed a perfected security interest in accounts receivable. Economic damages have been claimed of approximately $150,000 for breach of the contract and treble damages of approximately $208,000 for the value of certain "bad" checks allegedly issued by Dr. Kunen. Plaintiffs have dismissed the Company from this action, without prejudice, and have substituted Met Rehab Group Inc. (Met Rehab was merged into Metcare I, a wholly owned subsidiary of the Company.) The Company cannot be held liable absent piercing the corporate veil.

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

     Dr. Kagan a former Director of the Company and currently Medical Director of the Company's MRI Scan Center, filed suit in Broward County, Florida for the payment of principal and interest on a $200,000 note with interest owed by the Company. The note was part of the acquisition of the MRI Scan Center as described above. Dr. Kagan had agreed to extend the due date for the final payment of $200,000 on the note, from April 1, 1998 to September 30, 1998. In exchange the Company agreed to pay the default rate of 18% on the balance of the note, and the Company would not object to the release of the underwriter's lock-up of 100,000 of the Company's common shares owned by Dr. Kagan to be sold through June 30, 1998. It was further agreed, that if the $200,000 was not paid by September 30, 1998 the Company would not object to the release of an additional 100,000 shares. The Company had made payments on the note through July of 1998, when Dr. Kagan filed suit in Broward County, Florida for the payment of principal and interest. The Company has not filed its' response to the suit at this time, however, the Company's response will be filed within the time allocated by the courts.

On October 14, 1998, Metropolitan Health Networks, Inc., filed suit in Palm Beach County, Florida against a former director of the Company, Dr. Robert Kagan. The suit alleges in part, "breach of fiduciary duty" and "common-law duty" and "intentional interference with advantageous business relationships". The Company is seeking monetary damages in excess of $1,000,000 and injunctive relief. The Company's claim alleges, in part, that Dr. Kagan's significant decrease in performance and function subsequent to Metropolitan's purchase of Nuclear Magnetic Imaging, Inc. and Nuclear Imaging Systems, I. Ltd., by devoting significant time to his outside medical legal business, interrupting the normal function of MRI Scan Center, has materially damaged the Company. Dr. Kagan has been notified of the Company's intention to terminate his employment agreement based upon its belief he has violated certain provisions in the agreement. The Company will notify Dr. Kagan of his default and provide him the time to cure, as required under the agreement. Dr. Kagan has been placed on administrative leave pending the resolution of the above matters. During this period, the Company will escrow all payments for services due Dr. Kagan. The outcome of the above noted suit is not readily determinable. The Company could incur substantial cost in litigating these issues with Dr. Kagan. Though none is currently anticipated, there may be a reduction in income or cash collections and/or an increase in expense from the Company's MRI operations. The Company believes it has taken proper precautions and has made appropriate plans, however no assurance can be given that these actions are sufficient or that other unforeseen events could occur.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     OVERVIEW - The Company had operating revenues of $14,025,000 for fiscal 1998, as compared to revenues of $7,512,000 for fiscal 1997, a $6,513,000 increase. The Company's Loss from Continuing Operations for fiscal 1998 and 1997 were $5,166,000 and $1,570,000 respectively. In the third quarter of fiscal 1998, the Company reviewed its expenses and instituted a cost reduction plan that reduced the overall expenses by approximately $50,000 per month in the fourth quarter and when fully implemented in the first quarter of fiscal 1999, will reduce costs by an additional $40,000. In the fourth quarter of fiscal 1998, the Company identified four physician practices that were not profitable and would remain unprofitable in the near future. Therefore, the Company elected to close or sell these practices.

     During fiscal 1998 the significant acquisitions included GMA, July 1997 and two full risk centers, April 1998. During fiscal 1997, the Company acquired the MRI Scan Center, Datascan of Florida and Dr. Paul Wand. For comparative purposes in this discussion, reference is made to pro forma amounts, which are detailed below. The pro forma data is prepared as if these acquisitions were purchased as of the beginning of fiscal 1997, July 1, 1996. All appropriate adjustments to reflect the acquisitions, including amortization of goodwill and compensation adjustments have been reflected.


                                                     1998             1997

     Revenues                                    $17,597,000      $16,999,000
     Salaries and Benefits                         8,168,000        6,904,000
     Depreciation and Amortization                 1,880,000        1,510,000
     Medical Expenses                              3,470,000        1,454,000
     General and Administrative                    9,927,000        8,845,000
     Loss from Continuing Operations               5,848,000        1,714,000


     OPERATING REVENUES As previously noted, the Company's operations are dependent upon the formation and expansion of its network. For fiscal 1998, approximately $8,610,000 or 61 % of the Company's revenue was derived from its diagnostic companies, compared to fiscal 1997 in which $6,913,000 or 93% of total revenue was generated from diagnostics. Physician practices contributed $5,030,000 or 36% in revenues for fiscal 1998 and $556,000 or 7% for 1997. The increase in revenues derived from diagnostics from fiscal year 1997 to 1998 is due to a full year of operations in 1998 of the MRI Scan Center, acquired September 1,1996 and Datascan, acquired October 1, 1996. The revenues included in fiscal 1997 amounted to ten months for the MRI Scan Center and nine months for Datascan. The increase in revenues generated by the physician practices was primarily due to the acquisition of GMA and the acquisition of two full risk medical centers. The acquisition of the two full risk medical centers from Primedica Healthcare, Inc. in April 1998, represents the Company's first entrance into full risk contracts. Though full risk contracts represent a greater exposure to the Company, management believes that it currently has or will supplement the personnel and procedures to manage these types of contracts. On a pro forma basis, the Company's revenues increased approximately $600,000, which was due to an increase in revenue from non Company medical billing and the addition of certain small physician practices.

     Datascan, the Company's mobile ultrasound unit, had total revenues of $3,351,700 for fiscal year 1998, and $2,317,000 for 1997. As noted earlier, this increase is due to Datascan being part of the Company for a full year for 1998 versus nine months for 1997. Approximately $635,000 of the $1,034,000 variance is attributable to an additional three months of operation in fiscal 1998. The balance of the increase is primarily due to low margin contracts entered into during 1998 to broaden its network affiliations. On a pro forma basis, revenues were $2,987,200 for 1997, which represents an increase of $365,000 or 12% and is attributable to the low margin contracts noted above.

     The MRI Scan Center had revenues of $5,259,000 for fiscal 1998, as compared to $4,596,000 for 1997. As noted earlier, this increase of $663,000 is due to MRI Scan Center being part of the Company for a full year for 1998 versus ten months for 1997. The MRI Scan Center had pro forma revenues of $5,612,000 for fiscal 1997, which is a decrease of $355,000 or 6%. This decrease is due in part to a reduction in reimbursement per procedure and the loss of direct diagnostic contracts.

     In fiscal 1999, the Company combined the operations of Datascan and the MRI Scan Center under a new division, Metcare Diagnostic Services. This will enable the Company to offer all of its diagnostic services within one operation. This restructuring will eliminate duplications and unify and strengthen the combined marketing efforts. During the first quarter of fiscal 1999, the Company hired an additional radiologist to assist in the expansion of the marketing efforts.

     The largest component of Physician Practices was Skylake, which generated $1,702,000 in revenues during fiscal 1998. As noted above, this practice was acquired in April 1998, therefore there is no corresponding revenue figure for fiscal 1997. On a pro forma basis, revenues for fiscal 1998 were $5,468,000 versus $4,474,000 for fiscal 1997, an increase of $994,000 or 22%. The Company purchased the assets of two full risk primary care medical facilities on April 1, 1998, from Primedica Healthcare, Inc. The Company has initiated an aggressive cost reduction and marketing plan that has begun to materialize. The Company has consolidated the two practices along with the transfer of patients, medical personnel and equipment into one facility at Skylake, Florida ("Skylake"). The facility retained approximately 90% of the patient enrollment, and management expects an increase in profits with the decrease in overhead.

     GMA's revenues for fiscal 1998 were $2,426,100 as compared to pre acquisition 1997 revenues of $2,690,600. This was primarily due to a decrease in referrals. The Company is expanding its medical services at this location with minimal additional costs.

     The Company's ability to increase revenues and achieve profitability is dependent in part upon its ability to expand its network, maintain reasonable third party reimbursements, obtain favorable managed care contracts, and expand billing and collection services for outside healthcare providers. Though the Company believes it has a superior operating methodology, it currently lacks the financial resources to execute it. There is no assurance, if or when, the Company will achieve profitability. The Company's prospects, therefore, must be evaluated in light of the risks and expenses normally encountered by a new entrant into the health care industry.

     OPERATING EXPENSES. The Company had operating expenses of $18,959,000 for fiscal 1998, as compared to expenses of $9,520,000 for fiscal 1997, a $9,439,000 increase. Of the expenses from continuing operations incurred during fiscal 1998, approximately $1,200,000 relates to non-reoccurring charges. The breakdown of these charges is as follows: (i) $330,000 relates to the aforementioned physician practice disposals, (ii) $200,000 is associated with the settlement of an agreement with an independent contractor, (iii) $360,000 is incurred due to the revision of an employment agreement and acquisition agreement with the Medical Director of the MRI Scan Center, (iv)$200,000 relating to a settlement on a termination of an independent contractor contract and (v)$100,000 relating to the early write-off of costs associated with a loan commitment the Company will not be able to utilize.

     The increase of $9,439,000 is due to the Company having a full year of expenses in 1998 versus only a partial year for 1997. Much of the corporate overhead only existed for the last quarter of fiscal 1997, versus a full year for 1998. On a pro forma basis, operating expenses totaled approximately $23,445,000 for the year ended June 30, 1998, as compared to $18,713,000 for 1997. They consisted primarily of expenses incurred for payroll, payroll taxes and benefits, depreciation and amortization, full risk insurance contracts, interest, rent and other general and administrative expenses.

     During the fourth quarter fiscal 1998, the Company decided to sell or shut down certain of its individual physician practices. These clinics were operating at a loss and it was projected that the Company could not turn around these operations in a reasonable period of time. The sale or closure of these facilities resulted in a one-time write off of approximately $330,000. With the combining of its diagnostic services under Metcare Diagnostic Services, the Company anticipates to reduce its costs by $100,000-$150,000 annually.

     Payroll related expenses totaling $7,114,000 represented 38% of the total operating expenses for fiscal 1998. For fiscal 1997, payroll related expenses accounted for $4,260,000 or 45% of the total. Approximately $575,000 of this increase is due to the expansion of Corporate staff that began the fourth quarter of fiscal 1997. Of the remaining $2,279,000 increase, $924,000 is due to increases noted at the MRI Scan Center, Datascan, and Wand for having a full year of expenses. $327000 is due to acquisition of Skylake, and $790,000 due to acquisition of GMA. The remaining $238,000 is due to the expansion of MetBilling during fiscal 1998. On a pro forma basis, payroll related expenses totaling approximately $8,168,000 represented 35% of the total operating expenses for the year ended June 30, 1998 versus $6,904,000 or 37% of the total operating expenses on a pro forma basis for fiscal year 1997. Payroll and related expenses increased from the preceding fiscal year due primarily to the increase in corporate and MetBilling staff in the fourth quarter 1997. During fiscal 1998, the Company has had the effect of those salaries and benefits for an entire year, versus 3 months for fiscal 1997. In addition, three physicians and their support staff were added during the current fiscal year.

     Depreciation and amortization totaled approximately $1,416,000 or 7% of the total operating expenses for fiscal 1998 and $718,000 or 8% for 1997. This increase is due to the combination of having a full year's worth of depreciation and amortization, the acquisition of assets during 1998 and changing from a 30 year goodwill amortization life to 10 years. Pro forma depreciation and amortization totaled approximately $1,880,000 or 8% of the total operating expenses for the year ended June 30, 1998 and $1,510,000 or 8% for 1997. The increase in depreciation and amortization is due to the effect of a full year versus a partial year for depreciation and changing from 30 years to 10 years for amortization of goodwill. This change in the amortization increases operating expenses by approximately $200,000.

     The Skylake facility added $1,294,000 of full risk insurance contract expenses during fiscal 1998. On a pro forma basis, the Company incurred full risk insurance contract expenses of approximately $3,470,000 or 15% of operating expenses for fiscal 1998 increased $2,016,000 or 138% from fiscal 1997's expenses of $1,454,000. This variance in costs is a result of an increase in direct medical expenses. The Company has initiated expense review procedures to review costs and to ensure that all expenses are appropriate. The Company believes that it can lower its costs per member per month with the installation of these new procedures and quality control.

     Interest expense increased $146,000 from $512,000 or 5% of the total operating expenses for fiscal 1997 to $658,000 or 3% of the total for 1998. This increase is due to having a full year's worth of interest and the acquisition of the Skylake practice. On a pro forma basis interest expense totaling $813,000 representing 3% of the total operating expenses for the year ended June 30, 1998 as compared to $850,000 for 1997. Approximately $454,000 of the 1998 total is due to interest on capital leases. Interest on the note issued to purchase the Skylake practice accounts for approximately $240,000 of the interest expense amounts on a pro forma basis.

     Rent expense amounted to $1,160,000 or 6% of the total operating expenses for fiscal 1998 and $668,000 or 7% for 1997. This increase is due to having a full year's worth of rent expense, additional locations and the acquisition of GMA and the Skylake practice. On a pro forma basis rent expense amounted to $1,068,000 or 5% of the total operating expenses for the year ended June 30, 1998 as compared to $990,000 for fiscal 1997. The increase is due to the addition of two locations during the 1998 fiscal year. MRI has three fixed-site locations plus one warehouse. Total rent related to these leases amounted to approximately $320,000. All other entities are single site. The rent expense for the corporate offices is approximately $120,000 for the year ended June 30, 1998. There is sufficient capacity at these locations for future growth.

     Bad debt expense totaled $1,723,000 or 9% of the total operating expenses for fiscal 1998 as compared to $825,000 or 9% for 1997. Bad debt expense on a pro forma basis amounting to $1,683,000 represented 7% of the total operating expenses for the year ended June 30, 1998 as compared to $2,139,000 for fiscal 1997. A significant portion of the medical group's revenue is generated from personal injury type claims. Due to the nature of this type of billing, collections can require up to two years and is not tied to any reimbursement schedule. Consequently, exact reimbursements cannot be defined at the time of service.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the Company's losses from operations of approximately $5,166,000 for the year, which included the costs associated with restructuring, closing of operations, cost of severance and separation agreements, the Company has experienced liquidity and cash flow problems and the Company received a going concern qualification from its independent auditors on its audited financial statements. If the Company is not able to raise additional capital in the immediate future, this will pose a significant threat to current operations and further hamper the Company's future development and growth. There can be no assurance that the Company will be able to raise sufficient capital.

     A primary source of the Company's liquidity is derived from its accounts receivable, therefore it has selected, designed and implemented an information system which links the Company's facilities to maximize billing, and optimally reduce the number of days of sales in accounts receivable. To date, the Company has been able to reduce the cost of billings and collections, however, actual reductions in accounts receivable days has not been achieved due to a decrease in procedures performed and a reduction in reimbursements percentages. This has caused a reduction in the Company's ability to borrow against its current lines of credit. The reduction in its current borrowing limits have decreased approximately $600,000 due to the decrease in revenues and a change in the eligible receivables needed as collateral. The Company is in negotiations with one of its current lenders to combine and restructure its accounts receivable secured line of credit, which will expand the collateral base to better conform to the personal injury nature of a significant portion of the Company's accounts receivable. Based on these negotiations, the Company anticipates to net approximately $700,000 to $800,000 with the inclusion of substantially all the Company's accounts receivable and after repayment of its existing borrowings by the middle of the second quarter.

     The Company has $7,000,000 authorized of its Series B Convertible Preferred Stock of which $1,200,000 has been sold in the last quarter of fiscal 1998. The Company also raised $500,000 in July 1998 with sale of its Series A Preferred Stock, which was primarily used to payoff certain notes assumed with the acquisition of Magnetic Resonance Imaging subsidiary. The Company will attempt to secure additional capital through the sale of equity securities.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         As of October 13, 1998, the directors, control persons and executive officers of the Company are as follows:

NAME                                AGE     TITLE
Noel J. Guillama                    38      Chairman, President and Chief Executive Officer
Donald B. Cohen                     44      Executive Vice President, Chief Financial Officer,
                                            Treasurer, Secretary and Director
Michael P. Goldstein                44      Executive Vice President, Acting Chief Operating Officer,
                                            and Director
                                            President - Metcare Diagnostic Services Division
Roman G. Fisher                     50      Executive Vice President of Strategic Planning
                                            Acting Chief Information Officer
                                            Chief Operating Officer - MRI Scan Center
Daniel L. Beckett                   39      Senior Vice President, Chief Accounting Officer
Walter A. Fox, D.O.                 71      Director
Mark K. Gerstenfeld                 56      Director
Robert L. Kagan, M.D.               51      Medical Director - MRI Scan Center

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

     WALTER A. FOX, D. O., M.Sc., F.A.C.O.I., has served as Director of the Company since October 9, 1998. Since leaving in 1997, Dr. Fox has been in private practice. From 1994 to 1997, Dr. Fox was practicing internal medicine for the Lake Hospital System based in Gainesville, Ohio. From 1992 to 1994 Dr. Fox served as Medical Director of Southern Community Medial Center in Ft. Lauderdale, Florida. From 1987 to 1990 he served as Medical Director of LTV Steel. From 1979 to 1986 he served as Chairman - Department of internal Medicine at Richmond Heights General Hospital in Richmond Heights, Ohio. From 1971 to 1979 he served as Chairman of Internal Medicine at Las Olas General Hospital in Ft. Lauderdale, Florida. Dr. Fox received a Bachelor or Science degree from Albright College in Reading, Pennsylvania and a Doctorate of Osteopathic degree from Philadelphia College of Osteopathic Medicine in Philadelphia, Pennsylvania. Dr. Fox received a Fellowship from the American College of Osteopathic Internist and a 30-Year Service Award from the College of Osteopathic Internist. He is a member of the American Medical Association and the American Osteopathic Association.

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

     DANIEL L. BECKETT has served as Senior Vice President and Chief Accounting Officer of the Company since July, 1998. Prior to his employment with the Company, Mr. Beckett held various financial positions with EquiMed, Inc., a physician practice management company. His employment with EquiMed was from 1996 to June of 1998, and he was the CFO prior to joining the Company. From 1991 to 1996, Mr. Beckett served as Controller for Oncology Services Corporation, a management company specializing in radiation oncology. From 1989 to 1991, Mr. Beckett served as Accounting Manager for Oncology Services Inc., a management company also specializing in radiation oncology. Mr. Beckett received his Bachelor of Science degree from Grace College in Indiana.


     ROBERT L. KAGAN M.D., was Vice President of the Company from October 1996 to October 14, 1998, and has served as a Director of the Company from October 1996 through October 9, 1998. He is considered to be a control person of the Company and its largest shareholder. He holds the title of Medical Director for the MRI Scan Center. Dr. Kagan owned and operated the MRI Center from 1984 until its sale to the Company in September 1996. Prior thereto he served as Director of the Department of Nuclear Medicine at Holy Cross Hospital in Fort Lauderdale. Dr. Kagan has 20 years of experience in clinical pathology and nuclear medicine. His numerous distinctions include diplomat of the American airman of the American Society of Clinical Pathology's Board of Registry in Nuclear Medicine, diplomat of the American Board of Nuclear Medicine. Past President of the Florida Association of Nuclear Physicians, and former Assistant Professor of Radiology at the University of Miami. Dr. Kagan received his MD degree from Georgetown University School of Medicine in Washington, DC, and his Bachelor of Arts degree from Bucknell University in Lewisburg, Pennsylvania.

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

     Mr. Guillama, Dr. Kagan and a third shareholder Ms. Hilderbrand who owns approximately 4.3% of the Company's common stock have entered into a cross-nominating agreement/proxy that requires each to vote all of their respective shares of Common Stock for the re-election of Mr. Guillama and Dr. Kagan to the Board of Directors. This agreement is valid for the period of time Dr. Kagan is employed by the Company. Accordingly, Mr. Guillama, Dr. Kagan and this third shareholder, Ms. Hilderbrand, collectively under this agreement, control approximately 23% of the Company and could be in a position to control the election of directors as well as the other affairs of the Company.

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

The Executive Committee was recently established and shall have and may exercise the power of the Board of Directors in the management of the business and affairs of the Corporation at any time when the Board of Directors is not in session. The Executive Committee shall, however, be subject to the specific directions of the Board of Directors. It is composed of Messes Guillama, Cohen and Gerstenfeld. All actions of the Executive Committee require a unanimous vote. The Compensation Committee consists of Messrs. Guillama, Gerstenfeld and Dr. Fox. The Compensation Committee makes recommendations to the Board of Directors concerning compensation for executive officers and consultants of the Company.

     The Option Committee consists of Messrs. Guillama Cohen and Gerstenfeld. The Option Committee administers the Company's Stock Option Plan.

Advisory Board

     The Advisory Board ("Advisory Board") consists of Dr. Robert Kagan who serves as Chairman, Mr. Goldstein, Dr. Walter Fox, and a designee, who has not been identified as of the date hereof, appointed by the Managing Underwriter.

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

SUMMARY COMPENSATION TABLE

                                                   Annual Compensation
                                                   -------------------

                                                                                          Long-term
                                                                                          Compensation
                                                                                          Awards
                                                                                          Securities
                                                                                          Underlying
                                                                    Other Annual          Options/
  Name and                    Fiscal     Salary       Bonus         Compensation          SARs                   All Other
  Principal Position          Year       $            $             ($)                   (#)                    Compensation
  ------------------          ----       -            -             ---                   ---                    ------------
  Noel J. Guillama            1996        32,000
  Chairman of the Board,      1997        67,100        37,027
  President,                  1998        83,300                     11,592
  Chief Executive Officer

  Robert L. Kagan, MD         1997       500,000       151,017
  Vice President and          1998       558,100        77,500        7,700
  Medical Director  MRI
  Scan Center

  Michael P. Goldstein        1997       150,000
  Director, Acting Chief      1998       148,400                      8,400
  Operating Officer and
  President Metcare
  Diagnostic  Services

  Roman G. Fisher             1997       125,000        15,166
  Executive Vice President,   1998       120,000                      5,000
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

                                                                            Percentage of
Name/Address of                       Beneficial Ownership             Beneficial Ownership
Beneficial Owner                         Common Stock                       Common Stock
----------------                         ------------                       ------------
Noel J. Guillama(1)(8)                        569,725                           7.83%
Robert L. Kagan, M.D.(2)(8)                   790,000                          10.86%
Kenneth J. Hall(3)                            367,667                           5.05%
Donald B. Cohen(4)                            298,454                           4.10%
Michael P. Goldstein.(5)                      227,334                           3.13%
Roman G. Fisher(6)                             85,400                           1.17%
Martin Harrison, M.D.(7)                      741,488                          10.19%
Walter A. Fox, D.O.                            20,000                           0.27%
Mark K. Gerstenfeld                             6,000                           0.08%
Directors and Executive
Officers as a group
(9 persons)                                 3,106,068                          42.70%

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

(3) Includes (1) 339,00 shares held by Mr. Hall, (2) 3,000 shares issuable upon exercise of options at price of $6.938 per share until April 18, 2003, (3) 3,000 shares issuable upon exercise of options at a price of $7.938 per share until April 18, 2003, (4) 3,000 shares issuable upon exercise of options at a price of $6.938 per share until October 18, 2003, (5) 3,000 shares issuable upon exercise of options at a price of $7.938 per share until October 18, 2003, and (6) 16,667 shares issuable upon exercise of options at a price of $2.550 per share until March 31, 2003. Does not include (1) 3,000 shares issuable upon exercise of options at a price of $6.938 per share from April 18, 1999 to April 18, 2004, (2) 3,000 shares issuable upon exercise of options at a price of $7.938 per share from April 18, 1999 to April 18, 2004, (3) 3,000 shares issuable upon exercise of options at a price of $6.938 per share from October 18, 1999 to October 18, 2004, (4) 3,000 shares issuable upon exercise of options at a price of $7.938 per share from October 18, 1999 to October 18, 2004, (5) 3,000 shares issuable upon exercise of options at a price of $6.938 per share from April 18, 2000 to April 18, 2005, and (6) 3,000 shares issuable upon exercise of options at a price of $7.938 per share from April 18, 2000 to April 18, 2005.

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

(7) Does not include 156,923 shares which may be issued pursuant to the Acquisition Agreement and the achievement of certain earnings criteria for the acquired practice. Includes (1) 418,488 shares held by Dr. Harrison, (2) 7,000 shares issuable upon exercise of options at a price of $6.938 per share until April 18, 2003, (3) 7,000 shares issuable upon exercise of options at a price of $7.938 per share until April 18, 2003, (4) 7,000 shares issuable upon exercise of options at a price of $6.938 per share until October 18, 2003, (6) 7,000 shares issuable upon exercise of options at a price of $7.938 per share until October 18, 2003, and (6) 70,000 shares issuable upon exercise of options at a price of $2.550 per share until March 31, 2003. Does not include: (1)

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has a one year consulting agreement with Sternco, Inc. that provides for commissions to earned at the closing of any acquisition to which Sternco is or was the introducing party or materially contributed to such acquisition. This commission is earned on a sliding scale ranging as follows:

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

     The facility leases between Dr. Robert Kagan and the Company are for the addresses 3122 East Commercial Boulevard and 3079 East Commercial Boulevard. The property located at 3122 East Commercial Boulevard is owned by Dr. Kagan, a former director of the Company, and leased by Magnetic Imaging Systems I, Ltd. The current rent is $13,126 per month net of expenses. The total square footage is 4,656 of office space plus an additional 2,000 square feet of garage. Magnetic Imaging Systems, I, Ltd. built the garage in 1987. The total leasehold improvements were approximately $285,289 at this location. Independent property appraisals were performed and both valued the properties at a maximum of $22 a square foot net of expenses. Magnetic Imaging Systems, I, Ltd. is currently paying $23.66 a square foot net of expenses for the 4,656 square feet of office space. This lease expires December 31, 2003.

     The property located at 3079 East Commercial Boulevard, is owned by KFK Enterprises, Inc., a Florida corporation and leased by Magnetic Imaging Systems, I, Ltd. Dr. Kagan, a former director of the Company owns approximately 50% of KFK Enterprises. The rental payment is $7,395 per month and the property is 5,740 square feet. Thus, Magnetic Imaging Systems, I, Ltd. is paying $15.46 per square foot net of expenses. The Company believes that this price is equal to current market value. Magnetic Imaging Systems, I, Ltd. made leasehold improvements of $139,289 at this location. This lease expires December 31, 2003.

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

10.40 Stock Purchase Agreement dated July 1997 between Neal Jay Tolar and the Company. (8)

10.41 Securities Purchase Agreement dated April 27, 1998 between Pangea Fund Ltd. and the Company. (8)

10.42 Registration Rights Agreement dated April 27, 1998 between Pangea Fund Ltd. and the Company. (8)

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act, as amended, the registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized in the Boca Raton, State of Florida on the 22nd day of October, 1998.

                       METROPOLITAN HEALTH NETWORKS, INC.



                                              By: /s/ NOEL J. GUILLAMA
                                                  ------------------------------
                                                  NOEL J. GUILLAMA
                                                  President, Chief Executive
                                                  Officer and Chairman

         Pursuant to the requirements of the Securities Act, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                         DATE
---------                                   -----                                         ----

/s/ NOEL J. GUILLAMA                President, Chief Executive                     October 22, 1998
--------------------------          (Principal Executive Officer
Noel J. Guillama                    and Chairman of the Board



/s/ DONALD B. COHEN                 Executive Vice President,                      October 22, 1998
--------------------------          Chief Financial Officer,
Donald B. Cohen                     Treasurer, Secretary
                                    and Director


/s/MICHAEL P. GOLDSTEIN             Executive Vice President,                      October 22, 1998
--------------------------          Acting Chief Operating Officer
Michael P. Goldstein                and Director


_________________                   Director                                       October __, 1998
Walter A. Fox

___________________                 Director                                       October __, 1998
Mark K. Gerstenfeld


--------------------------------------------------------------------------------





                               METROPOLITAN HEALTH
                         NETWORKS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998





--------------------------------------------------------------------------------

C O N T E N T S
                                                                      Page
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                          F-1

CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheet                                                F-2

         Statements of Operations                                     F-3

         Statements of Changes in Stockholders' Equity                F-4

         Statements of Cash Flows                                   F-5 - F-6

         Notes to Financial Statements                              F-7 - F-25

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


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

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1998 AND 1997

----------------------------------------------------------------------------------------------------------------------
                                                                   Common        Common      Preferred     Preferred
                                                                    Stock         Stock       Shares         Stock
                                                                   Shares


----------------------------------------------------------------------------------------------------------------------
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
========================================================================================================================

(RESTUBBED TABLE)
                                                                  -------------------------------------------------------------
                                                                       Additional                      Unrealized       Total
                                                                        Paid-in         Retained        Gain On
                                                                        Capital         Earnings       Securities
                                                                                       (Deficit)       Available
                                                                                                        For Sale
                                                                  -------------------------------------------------------------

BALANCES - JUNE 30, 1996                                              $  590,372   (   $ 128,509)     $       -   $     464,153

Issuance of common stock in connection with acquisitions               3,256,890               -              -       3,258,000
     (Note 3)

Issuance of common stock and warrants in connection with                 996,616               -              -         997,050
     equity financing (Note 12)

Common stock and warrant equity financing issue costs (Note 12)    (      99,688)                                 (      99,688)


Issuance of common stock and warrants in connection with               5,196,675               -              -       5,197,500
     initial public offering (Note 12)

Common stock and warrant public offering issue costs               (   1,802,267)              -              -   (   1,802,267)

Issuance of warrants - underwriters over-allotment                        37,125                                         37,125

Underwriters over allotment issue costs                            (       3,712)                                 (       3,712)

Issuance of common stock and warrants - other                            503,575               -              -         504,127

Change in unrealized gain on securities available for sale,                    -               -         40,916          40,916
     net of tax effect of $24,000

Net loss - year ended June 30, 1997                                            -   (   1,619,484)             -   (   1,619,484)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCES - JUNE 30, 1997                                               8,675,586   (   1,747,993)        40,916       6,973,720

Issuance of series A Preferred Stock (Note 12)                     (      40,000)              -              -         460,000

Issuance of series B Preferred Stock (Note 12)                     (      84,946)              -              -       1,115,054

Issuances of common stock                                              1,768,853               -              -       1,769,478

Issuance of options in lieu of compensation                              127,000               -              -         127,000

Exercise of options (Note 13)                                              3,959               -              -           4,430

Conversion of securities available for sale to the trading                     -               -   (     40,916)  (      40,916)
     account (Note 5)

Dividends on preferred stock (Note 12)                                         -   (      10,000)             -   (      10,000)

Net loss                                                                       -   (   5,166,325)             -   (   5,166,325)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCES - JUNE 30, 1998                                           $  10,450,452   (  $6,924,318)  $          -   $   5,232,441
===================================================================================================================================

                             See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998 AND 1997

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                          1998                      1997
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    ( $        5,166,325)    ( $        1,619,484)
-----------------------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                                      1,415,515                  718,436
         Loss (gain) on sales of securities                                                    22,677     (              6,845)
         Provision for bad debts                                                            1,723,425                  824,780
         Deferred costs charged to operations                                                 260,364                   84,203
         Amortization of discount on note payable                                              36,201                   47,775
         Stock options issued in lieu of compensation                                         127,000                   50,000
         Stock issued for professional services                                               350,632                        -
         Income tax benefit                                                                         -     (            362,000)
         Changes in operating assets and liabilities:
             Accounts receivable                                                 (          1,577,900)    (          1,116,646)
             Trading securities                                                               240,072     (            176,431)
             Other current assets                                                (             92,296)    (             87,798)
             Other assets                                                                      20,461                   16,440
             Accounts payable and accrued expenses                                          1,060,358     (            127,883)
             Medical claims payable                                                           466,990                        -
-----------------------------------------------------------------------------------------------------------------------------------
                  Total adjustments                                                         4,053,499     (            135,969)
-----------------------------------------------------------------------------------------------------------------------------------
                      Net cash used in operating activities                      (          1,112,826)    (          1,755,453)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deferred acquisition costs                                                  (            110,016)    (            136,506)
     Issuance of notes receivable                                                (            170,000)                       -
     Cash consideration paid for companies acquired                              (            346,500)    (            120,000)
     Cash balances of companies acquired                                                       46,626                   82,633
     Purchases of securities available for sale                                                     -     (            101,611)
     Capital expenditures                                                        (            371,815)    (            258,695)
-----------------------------------------------------------------------------------------------------------------------------------
                      Net cash used in investing activities                      (            951,705)    (            534,179)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of credit facilities                                         1,023,399                   33,188
     Repayments of notes payable                                                 (            717,547)    (            469,356)
     Borrowings on note payable                                                               177,413                        -
     Repayments of capital lease obligations                                     (            704,641)    (            400,513)
     Loan acquisition cost                                                       (             45,000)    (            164,750)
     Issuance of stock options                                                                  4,430                        -
     Net proceeds from issuance of preferred stock                                          1,575,054                        -
     Net proceeds from issuances of common stock                                                    -                4,660,135
-----------------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by financing activities                             1,313,108                3,658,704
-----------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (            751,423)               1,369,072

CASH AND CASH EQUIVALENTS - BEGINNING                                                       1,667,887                  298,815
-----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - ENDING                                                 $          916,464       $        1,667,887
===================================================================================================================================

                             See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
YEARS ENDED JUNE 30, 1998 AND 1997

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          1998                      1997
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures:
-----------------------------------------------------------------------------------------------------------------------------------

     Interest paid                                                                 $          560,000       $          500,000
-----------------------------------------------------------------------------------------------------------------------------------

     Income taxes paid                                                             $                -       $                -
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Non-cash Investing and Financing Activities (Note 3)
-----------------------------------------------------------------------------------------------------------------------------------

     Common stock issued in connection with acquisitions                           $        1,291,846       $        3,108,000
-----------------------------------------------------------------------------------------------------------------------------------

     Issuance of notes payable in connection with acquisitions                     $        2,856,123       $          575,923
-----------------------------------------------------------------------------------------------------------------------------------

     Fair value of assets received in connection with acquisitions                 $        2,200,151       $        6,709,509
-----------------------------------------------------------------------------------------------------------------------------------

     Fair value of liabilities assumed in connection with acquisitions             $        1,060,270       $        5,558,511
-----------------------------------------------------------------------------------------------------------------------------------

     Capital lease obligations incurred on purchases of equipment                  $          221,673       $        1,176,090
-----------------------------------------------------------------------------------------------------------------------------------

     Dividends accrued but not paid                                                $           10,000       $                -
-----------------------------------------------------------------------------------------------------------------------------------

     Common stock issued for purchase of equipment                                 $                -       $          120,000
-----------------------------------------------------------------------------------------------------------------------------------

     Common stock issued in exchange for certain assets of IFHC                    $                -       $          150,000
-----------------------------------------------------------------------------------------------------------------------------------

     Issuance of note payable for certain assets of IFHC                           $                -       $          150,000
-----------------------------------------------------------------------------------------------------------------------------------

     Unrealized  gain on securities  available  for sale,  net of tax effect of
     $24,000                                                                       $                -       $           40,916
-----------------------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 2.           GOING CONCERN
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 3.           ACQUISITIONS
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 8.           LONG-TERM DEBT
--------------------------------------------------------------------------------

                  Long-term debt consisted of the following:

                    Note payable to former owner of MIS; interest at 6.5%;
                      principal and interest payment of $213,000 due April 1,
                      1998; unsecured; during 1998 the note payment was delayed
                      and the interest was increased to 18% (see Note 14).                          $         200,000

                    Note payable to former owner of GMA; interest at 8%; payable in monthly installments of $37,834 commencing on August,
                      1998. Prior to August 1998 the note required only monthly
                      interest payments.                                                                      329,194

                    Promissory note to former owner of Glickman, P.A.; interest at 8%; payable in 2 installments of $15,000 and $10,000, due
                      on November, 1998 and December, 1998, respectively.                                      25,000

                    Promissory note to Primedica Healthcare, Inc. in connection with the acquisition of assets on April, 1998; stated
                      interest at 7.5%; payable in 59 monthly installments of
                      $28,196 commencing in May, 1998, and a lump sum payment of
                      $3,069,748 in April, 2003; original note balance of
                      3,500,000 net of unamortized discount of $1,030,995 based on
                      imputed interest rate of 16%.                                                         2,449,923

                    Installment notes payable; interest ranging from 9.7% to
                      10.5%; 73,865 collateralized by various automobiles; due
                      July, 2001 through August, 2002.                                                         73,865

                    Equipment notes payable to bank; interest ranging from 9.5%
                      to 10.48%; collateralized by medical testing equipment; due
                      August, 2000 through November, 2002.                                                     90,759

                    Note payable to bank; interest at 11.75%; payable in monthly installments of $1,265; collateralized by substantially all
                      assets of Wand; due August, 2000 (Note 3)                                                35,140

                    Loan payable to former employee                                                            73,860
                    ----------------------------------------------------------------------------------------------------
                                                                                                            3,277,741
                    Less current maturities                                                                   696,314
                    ----------------------------------------------------------------------------------------------------

                    Long-term debt                                                                  $       2,581,427
                    ====================================================================================================

                  Aggregate maturities of long-term debt for the years
                  subsequent to June 30, 1999 are as follows:
                    June 30, 1999                                                                  $          696,314
                    June 30, 2000                                                                              75,122
                    June 30, 2001                                                                              42,232
                    June 30, 2002                                                                              12,262
                    June 30, 2003                                                                           2,451,811
                    ----------------------------------------------------------------------------------------------------

                                                                                                   $        3,277,741
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
                    -------------------
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

                  Stock option activity for the year ended June 30, 1998 was as follows:

                                                                              Number of            Weighted Average
                                                                               Options              Exercise Price
                    ----------------------------------------------------------------------------------------------------
                    Balance, June 30, 1997                                       1,225,000       $           4.72
                    Granted during year                                            984,200       $           4.71
                    Exercised and returned during year                  (          485,000)      $           0.01
                    Forfeited during year                               (          265,950)      $           9.05
                    --------------------------------------------------------------------------

                    Balance, end of year                                         1,458,250       $           5.02
                    --------------------------------------------------------------------------

                    Exercisable at end of year                                   1,138,167       $           4.43
                    ==========================================================================

                  The following table summarizes information about stock options outstanding at June 30, 1998:

                                                  Options Outstanding                       Options Exercisable
                                        ----------------------------------------    ------------------------------------
                                                                                                           Weighted
                                                                                                           Average
                                                               Weighted Average                            Remaining
                                               Number of          Remaining               Number of      Contractual
                          Exercise Price        Options        Contractual Life            Options          Life
                    ----------------------------------------------------------------------------------------------------
                      $          0.10             78,500             3.8                      78,500         3.8
                                 0.50             39,000             5.3                      39,000         5.3
                                 1.00             25,000             5.0                      25,000         5.0
                                 2.00             32,950             5.5                       2,000         5.0
                                 2.50                200             6.5                           -           -
                                 2.55            156,667             5.1                     156,667         5.1




------------------------------------------------------------------------------------------------------------------------------------
NOTE 13.          STOCK OPTIONS (Continued)
------------------------------------------------------------------------------------------------------------------------------------

                                 2.65            150,000             5.2                     150,000         5.2
                                 3.00            258,500             5.6                     248,000         5.6
                                 3.13                600             6.3                           -           -
                                 3.50             50,000             5.0                      50,000         5.0
                                 4.00              8,450             5.1                       8,250         5.1
                                 5.00             19,000             6.4                      11,000         5.6
                                 5.63             20,000             6.3                           -           -
                                 6.00            171,000             5.9                     171,000         5.9
                                 6.13              3,000             6.3                         750         5.5
                                 6.94            100,000             6.5                      20,000         5.5
                                 7.00             13,500             5.7                      13,500         5.7
                                 7.94            100,000             6.5                      20,000         5.5
                                 8.00             14,000             5.9                      14,000         5.9
                                 9.00             13,500             6.0                      13,500         6.0
                                10.00             24,000             6.0                      24,000         6.0
                                11.00             13,500             6.2                      13,500         6.2
                                12.00             22,000             6.4                      22,000         6.4
                                13.00             13,500             6.7                      13,500         6.7
                                14.00             20,500             6.6                       6,000         5.5
                                15.00             13,500             6.8                      13,500         6.8
                                16.00             21,000             6.9                       6,000         5.5
                                17.00             12,500             6.8                      12,500         6.8
                                18.00             21,500             7.3                       6,000         5.5
                    ----------------------------------------------------------------------------------------------------

                                               1,415,867                                   1,138,167
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

--------------------------------------------------------------------------------
NOTE 15.          SIGNIFICANT FOURTH QUARTER ADJUSTMENTS
--------------------------------------------------------------------------------

                  During the fourth quarter the Company made certain adjustments deemed to be material to the results of the quarter, including the following:

         /bullet/ The Company charged approximately $330,000 to operations relating to the closing of certain medical facilities.

         /bullet/ The Company made provisions to bad debt expense of approximately $450,000 relating to certain customer accounts estimated to be uncollectible.

-------------------------------------------------------------------------------
NOTE 15.          SIGNIFICANT FOURTH QUARTER ADJUSTMENTS (Continued)
-------------------------------------------------------------------------------

         /bullet/ The Company charged approximately $360,000 to operations relating to the restructuring of a certain employment agreement.

         /bullet/ The Company charged approximately $100,000 to operations relating to loan costs deemed not to be recoverable.

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