Form 10QSB
period 1998-09-30
METROPOLITAN HEALTH NETWORKS INC
filed 1998-11-19
CIK 1009379

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB

(Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

Yes  X    No  ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of November, 13, 1998
                  -----                 ----------------------------------

    Common Stock, par value $0.001                    6,825,724

                       METROPOLITAN HEALTH NETWORKS, INC.

                                     INDEX


                                                            Page No.
                                                            --------

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheet-
            September 30, 1998                                  3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            September 30, 1998 and 1997                         4

          Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            September, 1998 and 1997                          5-6

          Notes to Condensed Consolidated
            Financial Statements                                7

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                       8


SIGNATURES                                                     13

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                September 30,
                                                    1998
                                                ------------

ASSETS
CURRENT ASSETS:
Cash                                                 155,707
Marketable Securities                                 46,138
Accounts receivable, net                           4,900,249
Other current assets                                 182,501
                                                ------------

Total current assets                               5,284,595

PROPERTY AND EQUIPMENT, net                        4,270,368

INTANGILBLE ASSETS, net                            4,234,958

DEFERRED ACQUISITION COSTS                           174,688

OTHER ASSETS                                         327,336
                                                ------------
TOTAL                                           $ 14,291,945
                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses           $  3,378,412
Line of credit facility                            1,018,047
Current maturities of capital lease obligations      585,084
Current maturities of long-term debt                 686,979
                                                ------------

Total current liabilities                          5,668,522

LONG TERM DEBT                                     2,452,381

CAPITAL LEASE OBLIGATIONS                          2,328,337

Total liabilities                                 10,449,240
                                                ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.001 per share:
  40,000,000 shares authorized;
  6,447,497 shares issued and outstanding              6,447
Preferred Stock, par value $ .001 per share,
  Stated value $100 per share 10,000,000 shares
  authorized 5,000 issued and outstanding            500,000
Preferred Stock, par value $.001 per share,
  Stated value $1,000 per share 7,000 shares
  Authorized 1,200 issued and outstanding          1,200,000
Additional paid-in capital                        10,685,054
Retained earnings (deficit)                       (8,548,796)
                                                ------------

Total stockholders' equity                         3,842,705
                                                ------------

TOTAL                                           $ 14,291,945
                                                ============

See notes to condensed consolidated financial statements--unaudited.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                For the Three Months Ended
                                                        September 30,
                                                ---------------------------
                                                    1998           1997
                                                ------------   ------------
                                                                 (Note 2)
REVENUES:
Net patient revenues                            $  3,987,429   $  2,932,261
                                                ------------   ------------


EXPENSES:
Salaries and benefits                              1,914,237      1,527,049
Depreciation and amortization                        449,161        316,723
General and administrative                         3,104,684      1,496,960
                                                ------------   ------------

Total Expenses                                     5,468,082      3,340,732
                                                ------------   ------------

LOSS FROM OPERATIONS                              (1,480,653)      (408,471)
                                                ------------   ------------

OTHER INCOME (EXPENSE):
Gain on sale of asset                                   ----         ------
Interest expense                                    (218,735)      (115,907)
Other income                                          74,910         15,290
                                                ------------   ------------

Total Other Income (Expense)                        (143,825)      (100,617)
                                                ------------   ------------


NET INCOME (LOSS)                               $ (1,624,478)  $   (509,088)
                                                ============   ============


NET LOSS PER COMMON SHARE                             $ 0.25         $ 0.09
                                                ============   ============

See notes to condensed consolidated financial statements--unaudited.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                          For the Three
                                                                          Months Ended
                                                                          September 30,
                                                                  -----------------------------
                                                                      1998              1997
                                                                  -----------         ---------
Increase (Decrease) in Cash and equivalents from:

OPERATING ACTIVITIES:
Net Loss                                                           $ (1,624,478)   $  (509,088)
Adjustments to reconcile net cash provided
 by operating activities:
    Depreciation and amortization                                       449,161        316,723
    Provision for bad debts                                             163,619        266,448
    Stock issued in lieu of cash                                        234,742         37,500
Changes in assets and liabilities:
    Accounts receivable, net                                            950,621       (471,940)
    Trading Securities                                                      ---        112,658
    Other current assets                                                 59,713        (67,147)
    Other assets                                                        (24,007)      (147,550)
    Accounts payable and accrued expenses                               266,075        201,501
                                                                   ------------    -----------
Net cash provided by/(used in) operating activities                     475,446       (260,895)
                                                                   ------------    -----------

INVESTING ACTIVITIES:
Capital expenditures                                                   (139,634)      (233,972)
Deferred acquisition costs                                               (2,798)         7,584
Cash consideration paid for company acquired                                ---       (300,000)
Cash balance of company acquired                                            ---         44,188
                                                                   ------------    -----------
Net cash used in investing activities                                  (142,432)      (482,200)
                                                                   ------------    -----------
FINANCING ACTIVITIES:
Repayments on lines-of-credit                                          (657,878)       (43,425)
Repayment of notes to redeemed partners                                     ---       (442,500)
Repayment of capital lease obligations                                 (435,893)      (413,684)
Issuance of preferred stock                                                 ---        442,500
                                                                   ------------    -----------
Net cash used in financing activities                                (1,093,771)      (457,109)
                                                                   ------------    -----------

NET DECREASE IN CASH                                                    760,757      1,200,204

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                             916,464      1,667,887
                                                                   ------------    -----------

CASH AND EQUIVALENTS AT END OF PERIOD                                $  155,707     $  467,683
                                                                   ============    ===========
Supplemental Disclosures:
  Interest paid                                                      $  184,472     $  130,410
                                                                   ============    ===========
  Income taxes paid                                                  $      ---     $      ---
                                                                   ============    ===========

See notes to condensed consolidated financial statements--unaudited.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)


NON-CASH INVESTING AND FINANCING ACTIVITIES:


None.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited


1. The accompanying condensed consolidated balance sheet of Metropolitan Health Networks, Inc. ("Metropolitan" or the "Company") as of September 30, 1998, the related condensed consolidated statements of operations for the three months ended September 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the three months ended September 30, 1998 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1998 included in the Company's form 10-KSB filed with the Securities and Exchange Commission.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-- The condensed consolidated financial statements include Metropolitan Health Networks, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.


FINANCIAL RESULTS FOR THE THREE MONTHS ENDED SEPTMEBER 30, 1997 - For comparative purposes, the results of operations for this period were prepared on an actual as well as a pro forma basis as if the subsidiaries owned by the Company included in the results of operations for the period ended September 30, 1998 had been acquired as of July 1,1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     OVERVIEW - The Company had operating revenues of $3,987000 for the quarter ended September 30, 1998, as compared to revenues of $2,932000 for quarter ended September 30, 1997, a $1,055,000 increase. The Company's Loss from Continuing Operations for the quarter ended September 1999 and 1998 were $1,480,000 and $408,000 respectively. The increase in the losses are due to non reoccurring loss relating to the sale of one physician practice ($195,000), the operational loss at an acquired physician practice, Skylake ($200,000), the reduction in scan revenue ($282,000) and expenses related to a physician practice closed during the end of the quarter ($65,000). The number of scans performed in the quarter was significantly down from the prior year, however, with additional marketing, the number of scans performed in October of 1998 has increased 27% over the average for the quarter ended September 30, 1998. The loss at the Skylake facility is primarily due to the medical costs incurred from the full risk contract. These medical costs represent approximately 65% of the total cost of operations. The medical costs represents approximately 78% of revenue in the current year, the Company has instituted additional review procedures which the Company believes will reduce these costs to approximately 55% of revenue. Additional to the above reductions, the company has reduced other expenses by approximately $300,000 annually, by streamlining the operations. The Company is continuously reviewing its operating expenses in order to reduce costs. In the fourth quarter of fiscal 1998, the Company identified four physician practices that were not profitable and would remain unprofitable in the near future. Therefore, the Company elected to close or sell these practices.

     No acquisitions were made during the first quarter of fiscal 1999. Subsequent to the first quarter of fiscal 1998, the Company acquired a full risk primary care physician practice (Skylake). For comparative purposes in this discussion, reference is made to pro forma amounts, which are detailed below. The pro forma data is prepared as if the above reference physician practice was acquired at the beginning of the first quarter of fiscal 1998, July 1, 1998. All appropriate adjustments to reflect the acquisition, including amortization of goodwill and compensation adjustments have been reflected.

                                                     1998              1997
     Revenues                                     $3,987,000        $4,219,000
     Salaries and Benefits                         1,914,000         1,707,000
     Depreciation and Amortization                   449,000           354,000
     Medical Expenses                              1,171,000           726,000
     General and Administrative                    2,153,000         1,967,000
     Loss from Continuing Operations               1,700,000           535,000


     OPERATING REVENUES The Company's operations are dependent upon the formation and expansion of its network. For the quarter ended September 30, 1998, approximately $1,760,000 or 44% of the Company's revenue was derived from its diagnostic companies, compared to the quarter ended September 30, 1997 in which $2,132,000 or 73% of total revenue was generated from diagnostics. Physician practices contributed $2,227,000 or 56% in revenues for the quarter ended September 30, 1998 and $656,000 or 19% for the quarter ended September 30, 1997. The decrease in revenues derived from diagnostics is due to a $282,000 decrease in revenues derived from the MRI Scan Center. The acquisition of the two full risk medical centers from Primedica Healthcare, Inc. in April 1998, represents the Company's first entrance into full risk contracts. Though full risk contracts represent a greater exposure to the Company, management believes that it currently has or will supplement the personnel and procedures to manage these types of contracts. On a pro forma basis, the Company's overall revenues decreased approximately $232,000, which was primarily due to the decrease in revenues generated by the MRI Scan Center.

     Datascan, the Company's mobile ultrasound unit, had total revenues of $724,000 for the quarter ended September 30, 1998, and $814,000 for 1997. This decrease is due in part to a reduction in reimbursement per procedure and the loss of direct diagnostic contracts. The MRI Scan Center had revenues of $1,036,000 for the quarter ended September 30, 1998, as compared to $1,318,000 for the September 30, 1997. This decrease of $282,000 is primarily due to decrease in number of scans performed. In October 1998, the number of scans performed has increased 27% over the average for the quarter ended September 30, 1998. During the first quarter of fiscal 1999, the Company combined the operations of its diagnostic companies, Datascan of Florida, Inc. and the MRI Scan Center under a new division, METcare Diagnostic Services. This will enable the Company to offer all of its diagnostic services within one operation. This restructuring will eliminate duplications and unify and strengthen the combined marketing efforts and are anticipated to reduce combined operating expenses by $100,000-$150,000. During the first quarter of fiscal 1999, the Company hired an additional radiologist to assist in the expansion of the marketing efforts.

     The largest component of Physician Practices was Skylake, which generated $1,597,000 in revenues during the quarter ended September 30, 1998. As noted above, this practice was acquired in April 1998, therefore there is no corresponding revenue figure 1997. On a pro forma basis, revenues for the quarter ended September 1997 was $1,295,000, an increase of $302,000. The Company has initiated an cost reduction and marketing plan for the Skylake operation that has begun to materialize and when fully implemented are expected to reflect reductions in the costs by the end of the second quarter of fiscal 1999. The Company has consolidated the two practices along with the transfer of patients, medical personnel and equipment into one facility at Skylake, Florida ("Skylake"). The facility retained approximately 90% of the patient enrollment, and management expects an increase in profits with the decrease in overhead.

     GMA's revenues for the quarter ended September, 30, 1998 were $490,000 as compared to the quarter ended September 30, 1997 revenues of $406,000. This was primarily due to a increase in referrals. The Company is in the process of expanding its medical services at this location with minimal additional costs.

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

     OPERATING EXPENSES. The Company had operating expenses of $5,687,000 for the quarter ended September 30, 1998, as compared to expenses of $3,225,000 for the quarter ended September 30, 1997, a $2,462,000 increase. Of the expenses from continuing operations incurred during the quarter ended September 30, 1998, approximately $1,807,000 is due to the addition of the Skylake center. The operating expenses consisted primarily of expenses incurred for payroll, payroll taxes and benefits, depreciation and amortization, full risk insurance contracts, interest, rent and other general and administrative expenses.

     During the first quarter fiscal 1999, the Company decided to sell one of its individual physician practices. This clinic was operating at a loss and it was projected that the Company could not turn around this operation in a reasonable period of time. The sale or closure of these facilities resulted in a one-time write off of approximately $193,000.

     Payroll related expenses totaling $1,914,000 represented 35% of the total operating expenses for quarter ended September 30, 1998. For the quarter ended September 30, 1997, payroll related expenses accounted for $1,527,000 or 44% of the total. Approximately $326,000 of this increase is due to the addition of the Skylake center. On a pro forma basis, payroll related expenses totaling approximately $1,707,000 represented 36% of the total operating expenses for the quarter ended September 30, 1997. Payroll and related expenses increased from the preceding fiscal year due primarily to the increase in corporate, and other support staff that occurred after September 1997.

     Depreciation and amortization totaled approximately $449,000 or 8% of the total operating expenses for the quarter ended September 30, 1998 and $316,000 or 9% for the quarter ended September 30, 1997. This increase is due to the combination of the acquisition of assets, with the acquisition of the Skylake facility, and changing the amortization period from 30 years to 10 years for goodwill. Pro forma depreciation and amortization totaled approximately $354,000 or 7% of the total operating expenses for the quarter ended September 30, 1997. The increase in depreciation and amortization due to the effect of changing from 30 years to 10 years for amortization of goodwill is approximately $50,000.

     The Skylake facility added $1,171,000 of full risk insurance contract expenses during the quarter ended September 30, 1998. On a pro forma basis, the Company incurred full risk insurance contract expenses of approximately $726,000 or 15% of operating expenses for the quarter ended September 30, 1997. This variance in costs is a result of an increase in direct medical expenses. The Company has initiated expense review procedures to review costs and to ensure that all expenses are appropriate. The Company believes that it can lower its costs per member per month with the installation of these new procedures and quality control.

     Interest expense increased $103,000 to $219,000 or 4% of the total operating expenses for the quarter ended September 30, 1998 from $116,000 or 3% of the total for the first quarter ended September 30, 1997. This increase is due to the acquisition of the Skylake practice. On a pro forma basis interest expense totaling $198,000 representing 4% of the total operating expenses for the quarter ended September 30, 1997. Approximately $150,000 of the 1998 total is due to interest on capital leases. Interest on the note issued to purchase the Skylake practice accounts for approximately $65,000 of the interest expense amounts on a pro forma basis.

     Rent expense amounted to $260,000 or 5% of the total operating expenses for fiscal 1998 and $204,000 or 6% for 1997. This increase is due to the addition of the Skylake practice. On a pro forma basis rent expense amounted to $270,000 or 6% of the total operating expenses for the quarter ended September 30, 1997. MRI has three fixed-site locations plus one warehouse. Total rent related to these leases amounted to approximately $80,000. All other entities are single site. The rent expense for the corporate offices is approximately $30,000 for quarter ended September 30, 1998. There is sufficient capacity at these locations for future growth.

     Bad debt expense totaled $167,000 or 3% of the total operating expenses for the quarter September 30, 1998 as compared to $267,000 or 8% for 1997. Bad debt expense on a pro forma basis amounting to $267,000 represented 6% of the total operating expenses for the quarter ended September 30, 1997. A significant portion of the medical group's revenue is generated from personal injury type claims. Due to the nature of this type of billing, collections can require up to two years and is not tied to any reimbursement schedule. Consequently, exact reimbursements cannot be defined at the time of service.


LIQUIDITY AND CAPITAL RESOURCES

     As a result of the Company's continuing losses from operations from inception, which has included the costs associated with restructuring, closing of operations, cost of severance and separation agreements, the Company has experienced liquidity and cash flow problems and the Company received a going concern qualification from its independent auditors on its audited financial statements for the fiscal year ended June 30, 1998. If the Company is not able to raise additional capital in the immediate future, this will pose a significant threat to current operations and further hamper the Company's future development and growth. There can be no assurance that the Company will be able to raise sufficient capital.

     A primary source of the Company's liquidity is derived from its accounts receivable, therefore it has selected, designed and implemented an information system which links the Company's facilities to maximize billing, and optimally reduce the number of days of sales in accounts receivable. To date, the Company has been able to reduce the cost of billings and collections, however, actual reductions in accounts receivable days has not been achieved due to a decrease in procedures performed and a reduction in reimbursements percentages. This has caused a reduction in the Company's ability to borrow against its current lines of credit. The reduction in its current borrowing limits have decreased approximately $600,000 due to the decrease in revenues and a change in the eligible accounts receivable needed as collateral. The Company is in negotiations with one of its current lenders to combine and restructure its accounts receivable secured line of credit, which will expand the collateral base to better conform to the personal injury nature of a significant portion of the Company's accounts receivable. Based on current negotiations, the Company anticipates, although there are no assurances, to net, from borrowings, approximately $500,000 to $700,000 with the inclusion of substantially all the Company's accounts receivable and after repayment of its existing borrowings by the middle of the second quarter of fiscal 1999. Additionally, the Company assumed a line of credit with the acquisition of the MRI Scan Center that was guaranteed by the former owner and 10% shareholder of the Company. A request to withdraw a guarantee has been made to the lender and as a result the Company has been notified that the lender will not advance any additional funds. The Company is in negotiations with this lender and anticipates that a new agreement can be reached or the Company will be able to refinance these accounts receivable with one of its current lenders.

     The Company has sold $1,200,000 of its Series B Convertible Preferred Stock in the last quarter of fiscal 1998. The Company also raised $500,000 in July 1998 with sale of its Series A Preferred Stock, which was primarily used to payoff certain notes assumed with the acquisition of Magnetic Resonance Imaging subsidiary. The Company will attempt to secure additional capital through the sale of equity securities.

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



                                      METROPOLITAN HEALTH NETWORKS, INC.

                                           Registrant





Date:  November 19, 1998                   /s/ Noel J. Guillama
                                           --------------------
                                           Noel J. Guillama
                                           Chairman, President and
                                           Chief Executive Officer







Date:  November 19, 1998                   /s/ Donald B. Cohen
                                           -------------------
                                           Donald B. Cohen
                                           Executive Vice President,
                                           Chief Financial Officer