Form 10QSB/A
period 1998-09-30
METROPOLITAN HEALTH NETWORKS INC
filed 1999-02-18
CIK 1009379

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                               (Amendment No. 1)
(Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                  September 30,
                                                      1998

ASSETS
CURRENT ASSETS:
Cash                                                 155,707
Marketable Securities                                 46,138
Accounts receivable, net                           4,900,249
Other current assets                                 182,501
                                                ------------
Total current assets                               5,284,595

PROPERTY AND EQUIPMENT, net                        4,270,368

INTANGILBLE ASSETS, net                            4,234,958

DEFERRED ACQUISITION COSTS                           174,688

OTHER ASSETS                                         327,336
                                                ------------
TOTAL                                           $ 14,291,945
                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses           $  3,378,412
Line of credit facility                            1,018,047
Current maturities of capital lease obligations      585,084
Current maturities of long-term debt                 686,979
                                                ------------
Total current liabilities                          5,668,522

LONG TERM DEBT                                     2,452,381

CAPITAL LEASE OBLIGATIONS                          2,328,337
                                                ------------
Total liabilities                                 10,449,240
                                                ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.001 per share:
  40,000,000 shares authorized;
  6,447,497 shares issued and outstanding              6,447
Preferred Stock, par value $ .001 per share,
  Stated value $100 per share 10,000,000 shares
  authorized 5,000 issued and outstanding            500,000
Preferred Stock, par value $.001 per share,
  Stated value $1,000 per share 7,000 shares
  Authorized 1,200 issued and outstanding          1,200,000
Additional paid-in capital                        10,685,054
Retained earnings (deficit)                       (8,548,796)
                                                ------------
Total stockholders' equity                         3,842,705
                                                ------------
TOTAL                                           $ 14,291,945
                                                ============
See notes to condensed consolidated financial statements--unaudited.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                           For the Three Months Ended
                                  September 30,
                                    1998 1997

REVENUES:
Net patient revenues                            $  3,987,429   $  2,932,261
                                                ------------   ------------


EXPENSES:
Salaries and benefits                              1,914,237      1,527,049
Depreciation and amortization                        449,161        316,723
General and administrative                         3,104,684      1,496,960
                                                   ---------      ---------

Total Expenses                                     5,468,082      3,340,732
                                                   ---------      ---------

LOSS FROM OPERATIONS                              (1,480,653)      (408,471)
                                                  ----------       --------

OTHER INCOME (EXPENSE):
Gain on sale of asset                                   ----         ------
Interest expense                                    (218,735)      (115,907)
Other income                                          74,910         15,290
                                                      ------         ------

Total Other Income (Expense)                        (143,825)      (100,617)
                                                    --------       --------


NET INCOME (LOSS)                               $ (1,624,478)  $   (509,088)
                                                ============   ============


NET LOSS PER COMMON SHARE                             $ 0.25         $ 0.09
                                                      ======         ======









See notes to condensed consolidated financial statements--unaudited.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                      For the Three
                                                      Months Ended
                                                      September 30,
                                                     1998           1997
Increase (Decrease) in Cash and equivalents from:

OPERATING ACTIVITIES:
Net Loss                                        $ (1,624,478)   $  (509,088)
Adjustments to reconcile net cash provided
 by operating activities:
    Depreciation and amortization                    449,161        316,723
    Provision for bad debts                          163,619        266,448
    Stock issued in lieu of cash                     234,742         37,500
Changes in assets and liabilities:
    Accounts receivable, net                         950,621       (471,940)
    Trading Securities                               ------         112,658
    Other current assets                              59,713        (67,147)
    Other assets                                     (24,007)      (147,550)
    Accounts payable and accrued expenses            266,075        201,501
                                                     -------        -------

Net cash provided by/(used in) operating activities  475,446       (260,895)
                                                     -------       --------

INVESTING ACTIVITIES:
Capital expenditures                                (139,634)      (233,972)
Deferred acquisition costs                            (2,798)         7,584
Cash consideration paid for company acquired         ------        (300,000)
Cash balance of company acquired                     ------          44,188
                                                     -------         ------


Net cash used in investing activities               (142,432)      (482,200)
                                                    --------       --------

FINANCING ACTIVITIES:
Repayments on lines-of-credit                       (657,878)       (43,425)
Repayment of notes to redeemed partners              ------        (442,500)
Repayment of capital lease obligations              (435,893)      (413,684)
Issuance of preferred stock                          ------         442,500
                                                   ---------        -------


Net cash used in financing activities             (1,093,771)      (457,109)
                                                  ----------       --------


NET DECREASE IN CASH                                 760,757      1,200,204

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD          916,464      1,667,887
                                                     -------      ---------

CASH AND EQUIVALENTS AT END OF PERIOD             $  155,707     $  467,683
                                                  ==========     ==========


Supplemental Disclosures:
  Interest paid                                 $    184,472     $  130,410
                                                ============     ==========
  Income taxes paid                             $     ---        $    ---
                                                ============     ==========




See notes to condensed consolidated financial statements - unaudited.

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


3.   SUMMARY OF LEGAL PROCEEDINGS

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

         On April 2, 1998, Metropolitan and Primedica entered into an Asset Purchase Agreement and an Additional Issues Agreement. Prior to entering into the Agreements, Primedica made certain representations concerning the value of certain assets, and Metropolitan entered into the Agreement and executed a Promissory Note based on these representations. Subsequent investigations and information obtained after closing revealed that the value of these assets was substantially less than represented by Primedica. On December 10, 1998, Metropolitan filed a Complaint for rescission of the foregoing instruments, and damages for false and negligent misrepresentation and omissions. On December 30, 1998, Primedica filed a counterclaim, alleging Metropolitan breached the Asset Purchase Agreement by failing to pay when due one or more of the assumed obligations. The case is currently in discovery.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW - The Company had operating revenues of $3,987000 for the quarter ended September 30, 1998, as compared to revenues of $2,932,000 for quarter ended September 30, 1997, a $1,055,000 increase. The Company's Loss from Continuing Operations for the quarters ended September 1998 and 1997 were $1,480,000 and $408,000 respectively. The increase in the losses was due to a non reoccurring loss relating to the sale of one physician practice ($195,000), the operational loss at an acquired physician practice, Skylake ($200,000), the reduction in scan revenue ($282,000) and expenses related to a physician practice closed during the end of the quarter ($65,000). The number of scans performed in the quarter was significantly down from the prior year, however, with additional marketing, the number of scans performed in October of 1998 has increased 27% over the average for the quarter ended September 30, 1998. The loss at the Skylake facility is primarily due to the medical costs incurred from the full risk contract. These medical costs represent approximately 65% of the total cost of operations. The medical costs represent approximately 78% of revenue in the current year. The Company has instituted additional review procedures which the Company believes will reduce these costs to approximately 55% of revenue. Additional to the above reductions, the Company has reduced other expenses by approximately $300,000 annually, by streamlining the operations. The Company is continuously reviewing its operating expenses in order to reduce costs. In the fourth quarter of fiscal 1998, the Company identified four physician practices that were not profitable and would remain unprofitable in the near future. Therefore, the Company elected to close or sell these practices.

No acquisitions were made during the first quarter of fiscal 1999. Subsequent to the first quarter of fiscal 1998, the Company acquired a full risk primary care physician practice (Skylake). For comparative purposes in this discussion, reference is made to pro forma amounts, which are detailed below. The pro forma data is prepared as if the above reference physician practice was acquired at the beginning of the first quarter of fiscal 1998; July 1, 1997. All appropriate adjustments to reflect the acquisition, including amortization of goodwill and compensation adjustments have been reflected.

                                                        1998              1997
Revenues                                             $3,987,000       $4,219,000
Salaries and Benefits                                 1,914,000        1,707,000
Depreciation and Amortization                           449,000          354,000
Medical Expenses                                      1,171,000          726,000
General and Administrative                            1,959,000        1,967,000
Loss from Continuing Operations                       1,506,000          535,000


OPERATING REVENUES. The Company's operations are dependent upon the formation and expansion of its network. For the quarter ended September 30, 1998, approximately $1,760,000 or 44% of the Company's revenue was derived from its diagnostic companies, compared to the quarter ended September 30, 1997 in which $2,132,000 or 73% of total revenue was generated from diagnostics. Physician practices contributed $2,227,000 or 56% in revenues for the quarter ended September 30, 1998 and $656,000 or 19% for the quarter ended September 30, 1997. The decrease in revenues derived from diagnostics was due to a $282,000 decrease in revenues derived from the MRI Scan Center. The acquisition of the two full risk medical centers from Primedica Healthcare, Inc. in April 1998, represents the Company's first entrance into full risk contracts. Though full risk contracts represent a greater exposure to the Company, management believes that it currently has or will supplement the personnel and procedures to manage these types of contracts. On a pro forma basis, the Company's overall revenues decreased approximately $232,000, which was primarily due to the decrease in revenues generated by the MRI Scan Center.

         Datascan, the Company's mobile ultrasound unit, had total revenues of $724,000 for the quarter ended September 30, 1998, and $814,000 for 1997. This decrease is due in part to a reduction in reimbursement per procedure and the loss of direct diagnostic contracts. The MRI Scan Center had revenues of $1,036,000 for the quarter ended September 30, 1998, as compared to $1,318,000 for the quarter ended September 30, 1997. This decrease of $282,000 is primarily due to decrease in number of scans performed. In October 1998, the number of scans performed has increased 27% over the average for the quarter ended September 30, 1998. During the first quarter of fiscal 1999, the Company combined the operations of its diagnostic companies, Datascan of Florida, Inc. and the MRI Scan Center under a new division, METcare Diagnostic Services. This will enable the Company to offer all of its diagnostic services within one operation. This restructuring will eliminate duplications and unify and strengthen the combined marketing efforts and are anticipated to reduce combined operating expenses by $100,000-$150,000. During the first quarter of fiscal 1999, the Company hired an additional radiologist to assist in the expansion of the marketing efforts.

         The largest component of Physician Practices was Skylake, which generated $1,597,000 in revenues during the quarter ended September 30, 1998. As noted above, this practice was acquired in April 1998; therefore there is no corresponding revenue figure 1997. On a pro forma basis, revenues for the quarter ended September 1997 were $1,295,000, an increase of $302,000. The Company has initiated a cost reduction and marketing plan for the Skylake operation that has begun to materialize and when fully implemented are expected to reflect reductions in the costs by the end of the second quarter of fiscal 1999. The Company has consolidated the two practices along with the transfer of patients, medical personnel and equipment into one facility at Skylake, Florida ("Skylake"). The facility retained approximately 90% of the patient enrollment, and management expects an increase in profits with the decrease in overhead.

         GMA's revenues for the quarter ended September 30, 1998 were $490,000 as compared to the quarter ended September 30, 1997 revenues of $406,000. This was primarily due to a increase in referrals. The Company is in the process of expanding its medical services at this location with minimal additional costs.

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

         OPERATING EXPENSES. The Company had operating expenses of $5,687,000 for the quarter ended September 30, 1998, as compared to expenses of $3,457,000 for the quarter ended September 30, 1997, a $2,230,000 increase. Of the expenses from continuing operations incurred during the quarter ended September 30, 1998, approximately $1,807,000 was due to the addition of the Skylake center. The operating expenses consisted primarily of expenses incurred for payroll, payroll taxes and benefits, depreciation and amortization, full risk insurance contracts, interest, rent and other general and administrative expenses.

         During the first quarter of fiscal 1999, the Company decided to sell one of its individual physician practices. This clinic was operating at a loss and it was projected that the Company could not turn around this operation in a reasonable period of time. The sale or closure of this facility resulted in a one-time write off of approximately $193,000.

         Payroll related expenses totaling $1,914,000 represented 35% of the total operating expenses for quarter ended September 30, 1998. For the quarter ended September 30, 1997, payroll related expenses accounted for $1,527,000 or 44% of the total. Approximately $326,000 of this increase was due to the addition of the Skylake center. On a pro forma basis, payroll related expenses totaling approximately $1,707,000 represented 36% of the total operating expenses for the quarter ended September 30, 1997. Payroll and related expenses increased from the preceding fiscal year due primarily to the increase in corporate, and other support staff that occurred after September 1997.

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

         Rent expense amounted to $260,000 or 5% of the total operating expenses for fiscal 1998 and $204,000 or 6% for 1997. This increase is due to the addition of the Skylake practice. On a pro forma basis rent expense amounted to $270,000 or 6% of the total operating expenses for the quarter ended September 30, 1997. MRI has three fixed-site locations plus one warehouse. Total rent related to these leases amounted to approximately $80,000. All other entities are single site. The rent expense for the corporate offices is approximately $30,000 for the quarter ended September 30, 1998. There is sufficient capacity at these locations for future growth.

         Bad debt expense totaled $167,000 or 3% of the total operating expenses for the quarter ended September 30, 1998 as compared to $267,000 or 8% for 1997. Bad debt expense on a pro forma basis amounting to $267,000 represented 6% of the total operating expenses for the quarter ended September 30, 1997. A significant portion of the medical group's revenue is generated from personal injury type claims. Due to the nature of this type of billing, collections can require up to two years and is not tied to any reimbursement schedule. Consequently, exact reimbursements cannot be defined at the time of service.

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

A primary source of the Company's liquidity is derived from its accounts receivable, therefore it has selected, designed and implemented an information system which links the Company's facilities to maximize billing, and optimally reduce the number of days of sales in accounts receivable. To date, the Company has been able to reduce the cost of billings and collections, however, actual reductions in accounts receivable days has not been achieved due to a decrease in procedures performed and a reduction in reimbursements percentages. This has caused a reduction in the Company's ability to borrow against its current lines of credit. The reduction in its current borrowing limits have decreased approximately $600,000 due to the decrease in revenues and a change in the eligible accounts receivable needed as collateral. The Company is in negotiations with one of its current lenders to combine and restructure its accounts receivable secured line of credit, which will expand the collateral base to better conform to the personal injury nature of a significant portion of the Company's accounts receivable. Based on current negotiations, the Company anticipates, although there are no assurances, to net from borrowings, approximately $500,000 to $700,000 with the inclusion of substantially all the Company's accounts receivable and after repayment of its existing borrowings by the middle of the second quarter of fiscal 1999. Additionally, the Company assumed a line of credit with the acquisition of the MRI Scan Center that was guaranteed by the former owner and 10% shareholder of the Company. A request to withdraw a guarantee has been made to the lender and as a result the Company has been notified that the lender will not advance any additional funds. The Company is in negotiations with this lender and anticipates that a new agreement can be reached or the Company will be able to refinance these accounts receivable with one of its current lenders.

The Company has sold $1,200,000 of its Series B Convertible Preferred Stock in the last quarter of fiscal 1998. The Company also raised $500,000 in July 1997 with sale of its Series A Preferred Stock, which was primarily used to payoff certain notes assumed with the acquisition of Magnetic Resonance Imaging subsidiary. The Company will attempt to secure additional capital through the sale of equity securities.


IMPACT OF THE "YEAR 2000" COMPUTER ISSUE

     The Company has completed the assessment phase of its Year 2000 project and determined that it will be required to evaluate, test and modify (when needed) approximately 50 internally and externally developed software programs and approximately 100 pieces of equipment. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose material operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 Issues and have received responses from a significant number of third party payers with confirmation that they are Year 2000 compliant. This inquiry process is estimated to be completed by the beginning of the fourth quarter of fiscal 1999. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

     The Company will utilize both internal and external resources to reprogram or replace and test software and medical equipment for Year 2000 modifications. The Company anticipates that the various components of the Year 2000 project procedures will continue throughout calendar 1999. The Year 2000 project is currently estimated to have a minimum total cost of $150,000 related to the review and modification of the Company's computer and software systems not including the scheduled replacement of equipment or updates in software previously anticipated in the normal course of business.

     The Company expects to complete its review of medical equipment by the end of March 1999. The majority of the costs related to the Year 2000 project will be expensed as incurred and are expected to be funded through operating cash flows. The Company has incurred minimal cost related to the assessment of, and preliminary efforts on its Year 2000 project. The costs of the project and estimated completion dates for the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and all medical equipment.


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectation and are subject to a number of risks and uncertainties, including but not limited to: economic, competitive and other factors affecting the Company's operations, ability of the Company to obtain competent medical personnel, the cost of services provided versus payment received for capitated and full risk managed care contracts, negative effects of prospective healthcare reforms, the Company's ability to obtain medical malpractice coverage and the cost associated with malpractice, the availability of appropriate acquisition candidates, the Company's ability to close once a letter of intent or contract has been executed, the Company's ability to raise capital to close on such transactions, access to borrowed or equity capital on favorable terms, the fluctuation of the Company's common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including but not limited to the Company's SB-2, S-3, S-8 and 8-K fillings. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      METROPOLITAN HEALTH NETWORKS, INC.

                                           Registrant





Date:  February 18, 1999                   /s/ Noel J. Guillama
                                           ------------------------------
                                           Noel J. Guillama
                                           Chairman, President and
                                           Chief Executive Officer







Date:  February 18, 1999                   /s/ Donald B. Cohen
                                           ------------------------------
                                           Donald B. Cohen
                                           Executive Vice President,
                                           Chief Financial Officer