Form 10QSB
period 1998-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 1999-02-19
CIK 1009379

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB

(Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

Yes  X    No
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of February 15, 1999
                  -----                 ----------------------------------

    Common Stock, par value $0.001                    7,402,198

                        METROPOLITAN HEALTH NETWORKS, INC.

                                     INDEX


                                                            Page No.
                                                            --------

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

         Condensed Consolidated Balance Sheet-
            December 31, 1998                                   3

                  Condensed Consolidated Statements of
            Operations for the Three Months Ended
            December 31, 1998 and 1997                          4

                  Condensed Consolidated Statements of
            Operations for the Six Months Ended
            December 31, 1998                                   5

                  Condensed Consolidated Statements of
            Cash Flows for the Six Months Ended
            December 31, 1998 and 1997                          6-7

                  Notes to Condensed Consolidated
            Financial Statements                                8

  Item 6. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                       10


SIGNATURES                                                      16

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                  December 31,
                                                      1998

ASSETS
CURRENT ASSETS:
Cash                                            $     32,016
Marketable Securities                                 41,526
Accounts receivable, net                           4,698,929
Other current assets                                 332,327
                                                ------------

Total current assets                               5,104,798

PROPERTY AND EQUIPMENT, net                        3,997,298

INTANGIBLE ASSETS, net                             4,397,995

DEFERRED ACQUISITION COSTS                           171,890

OTHER ASSETS                                         351,631
                                                ------------

TOTAL                                           $ 14,023,612
                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses           $  3,706,943
Reserve for claims incurred but not reported         859,160
Line of credit facility                              632,404
Current maturities of capital lease obligations      672,679
Current maturities of long-term debt                 554,194
                                                ------------

Total current liabilities                          6,425,380

LONG TERM DEBT                                     2,867,342

CAPITAL LEASE OBLIGATIONS                          1,875,269
                                                ------------

Total liabilities                                 11,167,991
                                                ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.001 per share:
  40,000,000 shares authorized;
  7,026,100 shares issued and outstanding              7,026
Preferred Stock, par value $ .001 per share,
  Stated value $100 per share 10,000,000 shares
  authorized 5,000 issued and outstanding            500,000
Preferred Stock, par value $.001 per share,
  Stated value $1,000 per share 7,000 shares
  Authorized 900 issued and outstanding              900,000
Additional paid-in capital                        11,093,425
Retained earnings (deficit)                       (9,644,830)
                                                ------------

Total stockholders' equity                         2,855,621
                                                ------------

TOTAL                                           $ 14,023,612
                                                ============



See notes to condensed consolidated financial statements--unaudited.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                 For the Three Months Ended
                                                       December 31,
                                                       ------------
                                                     1998          1997
                                                     ----          ----
                                                                 (Note 2)
REVENUES:
Net patient revenues                            $  4,389,674   $  3,291,295
                                                ------------   ------------


EXPENSES:
Salaries and benefits                              1,588,971      1,641,798
Depreciation and amortization                        462,773        354,461
General and administrative                         3,075,518      2,095,014
                                                -------------  ------------

Total Expenses                                     5,127,262      4,091,273
                                                -------------  ------------

LOSS FROM OPERATIONS                                (737,588)      (799,978)
                                                -------------  -------------

OTHER INCOME (EXPENSE):
Gain on sale of asset                                 (9,157)           761
Interest expense                                    (198,078)      (145,479)
Other income                                        (151,211)        (4,903)
                                                -------------  -------------

Total Other Income (Expense)                        (358,446)      (149,621)
                                                -------------  -------------


NET INCOME (LOSS)                               $ (1,096,034)  $   (949,599)
                                                ============   ============



WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      6,504,458      5,460,520
                                                ============   ============

NET LOSS PER COMMON SHARE                            $ 0.169        $ 0.174
                                                     =======        =======





See notes to condensed consolidated financial statements--unaudited.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                             For the Six
                                                             Months Ended
                                                           December 31, 1998
                                                           -----------------
REVENUES:
Net patient revenues                                         $   8,377,103
                                                              ------------

EXPENSES:
Salaries and benefits                                            3,503,208
Depreciation and amortization                                      911,934
General and administrative                                       6,176,855
                                                              ------------

Total Expenses                                                  10,591,997
                                                              ------------

LOSS FROM OPERATIONS                                             2,214,894
                                                              ------------

OTHER INCOME (EXPENSE):
Gain on sale of asset                                               (9,158)
Interest expense                                                  (416,813)
Other income                                                       (79,647)
                                                              ------------

Total Other Income (Expense)                                      (505,618)
                                                              ------------

NET INCOME (LOSS)                                            $  (2,720,512)
                                                              ============


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                    6,504,458
                                                              ============

NET LOSS PER SHARE                                                $  0.418
                                                                   =======





See notes to condensed consolidated financial statements--unaudited.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                            For the Six
                                                           Months Ended
                                                            December 31,
                                                        1998           1997
                                                        ----           ----
Increase (Decrease) in Cash and equivalents from:

OPERATING ACTIVITIES:
Net Loss                                             $(2,720,512)   $(1,458,687)
Adjustments to reconcile net cash provided
 by operating activities:
    Depreciation and amortization                        911,934      1,127,324
    Provision for bad debts                              630,184      1,118,559
    Stock issued in lieu of cash                            --           37,500
Changes in assets and liabilities:
    Accounts receivable, net                           1,079,356     (1,855,471)
    Trading Securities                                      (204)       204,474
    Other current assets                                (272,261)        42,546
    Other assets                                         (72,092)      (215,291)
       Accounts payable and accrued expenses           1,331,322        678,589
    Reserve for claims incurred but not reported          13,626           --
                                                     -----------    -----------

Net cash provided by/(used in) operating activities      901,353       (320,457)
                                                     -----------    -----------
INVESTING ACTIVITIES:
Capital expenditures                                    (360,542)      (651,868)
Deferred acquisition costs                                  --          (86,161)
Cash consideration paid for company acquired                --         (342,015)
Cash balance of company acquired                            --           45,962
                                                     -----------    -----------


Net cash used in investing activities                   (360,542)    (1,034,082)
                                                     -----------    -----------

FINANCING ACTIVITIES:
Borrowings (repayments) on lines-of-credit              (980,685)       431,771
Repayment of notes to redeemed partners                     --         (365,353)
Repayment of capital lease obligations                  (285,855)      (599,563)
Issuance of common stock                                (158,719)          --
Issuance of preferred stock                                 --          440,184
                                                     -----------    -----------


Net cash used in financing activities                 (1,425,259)       (92,961)
                                                     -----------    -----------


NET DECREASE IN CASH                                    (884,448)    (1,447,500)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD              916,464      1,667,887
                                                     -----------    -----------

CASH AND EQUIVALENTS AT END OF PERIOD                $    32,016    $   220,387
                                                     ===========    ===========


Supplemental Disclosures:
  Interest paid                                      $   384,503    $   277,999
                                                     ===========    ===========
  Income taxes paid                                  $      --      $      --
                                                     ===========    ===========




See notes to condensed consolidated financial statements - unaudited.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)


NON-CASH INVESTING AND FINANCING ACTIVITIES:

On December 17, 1998, the Company entered into a severance agreement with a former Executive Vice President, Roman Fisher, whereby 125,000 shares of common stock ($218,750) would be issued in exchange for 2 year non-compete agreement. The price per share on December 17, 1998 was $1.75.





See notes to condensed consolidated financial statements--unaudited.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited


1. The accompanying condensed consolidated balance sheet of Metropolitan Health Networks, Inc. ("Metropolitan" or the "Company") as of December 31, 1998, the related condensed consolidated statements of operations for the three months ended December 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the six months ended December 31, 1998 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1998 included in the Company's form 10-KSB filed with the Securities and Exchange Commission.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION-- The condensed consolidated financial statements include Metropolitan Health Networks, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.


         FINANCIAL RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 - For comparative purposes, the results of operations for this period were prepared on an actual as well as a pro forma basis as if the subsidiaries owned by the Company included in the results of operations for the period ended December 31, 1998 had been acquired as of July 1,1997.

         RECLASIFICATION OF AMOUNTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997--Certain amounts have been reclassified for comparability purposes.


3. SUMMARY OF LEGAL PROCEEDINGS

         Dr. Kagan a former Director of the Company and currently Medical Director of the Company's MRI Scan Center, filed suit in Broward County, Florida for the payment of principal and interest on a $200,000 note with interest owed by the Company. The note was part of the acquisition of the MRI Scan Center as described above. Dr. Kagan had agreed to extend the due date for the final payment of $200,000 on the note, from April 1, 1998 to September 30, 1998. In exchange the Company agreed to pay the default rate of 18% on the balance of the note, and the Company would not object to the release of the underwriter's lock-up of 100,000 of the Company's common shares owned by Dr. Kagan to be sold through June 30, 1998. It was further agreed, that if the $200,000 was not paid by September 30, 1998 the Company would not object to the release of an additional 100,000 shares. The Company had made payments on the note through July of 1998. On October 8, 1998, Dr. Kagan filed suit in Broward County, Florida for the payment of principal and interest. Metropolitan answered the Complaint with affirmative defenses that any failure to pay was a result of Dr. Kagan's Breach of Fiduciary Duty and Employment Agreement. Metropolitan believes it is entitled to a set-off pursuant to Dr. Kagan's breach of his Employment Agreement.

         Dr. Kagan's motion to require Metropolitan to pay employment compensation during the dispute was denied by the Court. Metropolitan succeeded in its Motion to Compel Arbitration, as to Breach of the Employment Agreement. All other issues relating to the Employment Agreement are pending arbitration.

         On October 14, 1998, Metropolitan Health Networks, Inc., filed suit in Palm Beach County, Florida against a former director of the Company, Dr. Robert Kagan. The suit alleges in part, "breach of fiduciary duty" and "common-law duty" and "intentional interference with advantageous business relationships." The Company is seeking monetary damages in excess of $1,000,000 and injunctive relief. The Company's claim alleges, in part, that Dr. Kagan's significant decrease in performance and function subsequent to Metropolitan's purchase of Nuclear Magnetic Imaging, Inc. and Magnetic Imaging Systems, I. Ltd., by devoting significant time to his outside medical legal business, interrupting the normal function of MRI Scan Center, has materially damaged the Company. Dr. Kagan was notified of the Company's intention to terminate his employment agreement based upon its belief he has violated certain provision in the agreement and placed on administrative leave. On December 10, 1998, the Company notified Dr. Kagan in detail of his default and termination. Metropolitan made demand for payment of the damages in the amount of $2,443,870 and determined not to allow cure until damages are repaid. Termination was effective 30 days after receipt of the termination notice. During the interim period, the Company has accrued all payments for services allegedly due Dr. Kagan under his employment contract. The outcome of the above noted suit is not readily determinable. The Company could incur substantial cost in litigating these issues with Dr. Kagan. Though none is currently anticipated, there may be a reduction in income or cash collections and/or an increase in expense from the Company's MRI operations. The Company believes it has taken proper precautions and has made appropriate plans, however no assurance can be given that these actions are sufficient or that other unforeseen events could occur. The case is in the discovery phase of litigation.

         On April 2, 1998, Metropolitan and Primedica entered into an Asset Purchase Agreement and an Additional Issues Agreement. Prior to entering into the Agreements, Primedica made certain representations concerning the value of certain assets, and Metropolitan entered into the Agreement and executed a Promissory Note based on these representations. Subsequent investigations and information obtained after closing revealed that the value of these assets was substantially less than represented by Primedica, and certain substantial liabilities existed. On December 19, 1998, Metropolitan filed a Complaint for recission of the foregoing instruments, and damages for false and negligent misrepresentation and omissions. On December 30, 1998, Primedica filed a counterclaim, alleging Metropolitan breached the Asset Purchase Agreement by failing to pay when due one or more of the assumed obligations. The case is currently in the discovery phase of litigation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         OVERVIEW - The Company had operating revenues of $4,390,000 for the quarter ended December 31, 1998, as compared to revenues of $3,291,000 for quarter ended December 31, 1997, a $1,099,000 increase. The additional revenues of $1,850,000 contributed by Skylake operations was offset by reductions in revenues in the other physician practices ($424,000), MRI ($185,000), Datascan ($140,000), and MetBilling ($160,000). The Company's Loss from Continuing Operations for the quarters ended December 31, 1998 and 1997 were $838,000 and $800,000 respectively. The increase in the losses was due to the operational loss at an acquired physician practice, Skylake ($106,000).

         The number of scans performed in the quarter was up slightly from the prior year due to an increase in managed care referrals. However, the reimbursement is lower for these scans. The loss at the Skylake facility is primarily due to the medical costs incurred from the full risk contract. These medical costs represent approximately 70% of the total cost of operations for Skylake. The medical costs represent approximately 74% of Skylake's revenue in the current quarter. This is down from 78% for the quarter ended September 30, 1998. The Company has instituted additional review procedures which the Company believes will reduce these costs even further. The Company is continuously reviewing its operating expenses in order to reduce costs. During the second quarter of fiscal year 1999, the Company reduced staff by two physicians. The cost savings of this reduction should be realized in the third quarter. In the fourth quarter of fiscal 1998, the Company identified four physician practices that were not profitable and would remain unprofitable in the near future. Therefore, the Company elected to close or sell these practices.

         No acquisitions were made during the first or second quarters of fiscal 1999. Subsequent to the second quarter of fiscal 1998, the Company acquired a full risk primary care physician practice (Skylake). For comparative purposes in this discussion, reference is made to pro forma amounts, which are detailed below. The pro forma data is prepared as if the above referenced physician practice was acquired at the beginning of the first quarter of fiscal 1998; July 1, 1997. All appropriate adjustments to reflect the acquisition, including amortization of goodwill and compensation adjustments have been reflected.

                                                         1998             1997
Revenues                                             $4,390,000       $4,776,000
Salaries and Benefits                                 1,589,000        1,845,000
Depreciation and Amortization                           463,000          411,000
Medical Expenses                                      1,295,000        1,027,000
General and Administrative                            1,782,000        2,204,000
Loss from Continuing Operations                         739,000          711,000


         OPERATING REVENUES. The Company's operations are dependent upon the formation and expansion of its network. For the quarter ended December 31, 1998, approximately $1,916,000 or 44% of the Company's revenue was derived from its diagnostic companies, compared to the quarter ended December 31, 1997 in which $2,241,000 or 68% of total revenue was generated from diagnostics. Physician practices contributed $2,467,000 or 56% in revenues for the quarter ended December 31, 1998 and $1,041,000 or 32% for the quarter ended December 31, 1997. The decrease in revenues derived from diagnostics was due to a $185,000 decrease in revenues derived from the MRI Scan Center and a decrease of $140,000 in revenues from Datascan. The acquisition of the two full risk medical centers from Primedica Healthcare, Inc. in April 1998, represents the Company's first entrance into full risk contracts. Though full risk contracts represent a greater exposure to the Company, management believes that it currently has or will supplement the personnel and procedures to manage these types of contracts. On a pro forma basis, the Company's overall revenues decreased approximately $386,000, which was due to the decreases in revenues generated by the MRI Scan Center, Datascan and the physician practices.

         Datascan, the Company's mobile ultrasound unit, had total revenues of $773,000 for the quarter ended December 31, 1998, and $912,000 for 1997. This decrease is a direct result of a one-time drug related study performed in the second quarter ending December 31, 1997. The MRI Scan Center had revenues of $1,143,000 for the quarter ended December 31, 1998, as compared to $1,329,000 for the quarter ended December 31, 1997. This decrease of $186,000 is due to increased managed care activity. The number of scans performed during the quarter ended December 31, 1998, increased 18% from the first quarter 1998 and 2% from the quarter ended December 31, 1997. During the first quarter of fiscal 1999, the Company combined the operations of its diagnostic companies, Datascan of Florida, Inc. and the MRI Scan Center under a new division, METCARE Diagnostic Services. This will enable the Company to offer all of its diagnostic services within one operation. This restructuring will eliminate duplications and unify and strengthen the combined marketing efforts and are anticipated to reduce combined operating expenses by $100,000-$150,000. During the first quarter of fiscal 1999, the Company hired an additional radiologist to assist in the expansion of the marketing efforts.

         The largest component of Physician Practices was Skylake, which generated $1,850,000 in revenues during the quarter ended December 31, 1998. As noted above, this practice was acquired in April 1998; therefore there is no corresponding revenue figure 1997. On a pro forma basis, revenues of Skylake for the quarter ended December 1997 were $1,645,000, an increase of $205,000. The Company has consolidated the two practices along with the transfer of patients, medical personnel and equipment into one facility at Skylake, Florida ("Skylake").

         The other physician practices' revenues for the quarter ended December 31, 1998 were $617,000 as compared to the quarter ended December 31, 1997 revenues of $1,042,000. This was primarily due to the closing of two locations, the sale of the Wand practice at the beginning of the first quarter of fiscal year 1999, and the decreased referrals in the remaining practices. The Company is currently in negotiations for the possible sale of one of its two remaining practices, although there can be no assurances that the Company will be successful in selling this practice. The Company is in the process of expanding its medical services at the remaining location with minimal additional costs.

         Currently, the existing Physician Practice Management (PPM) industry is experiencing a period of uncertainty. The historical industry model of purchasing a physician practice, along with the practice's fixed assets, has proven to be ineffectual. Rather than "purchasing" physicians, along with the fixed assets, the Company has determined that the "true" value in any practice is the patient base. Therefore, the Company is moving away from owning physician practices and toward a Management Services Organization (MSO). The MSO concept is one in which METCARE will be able to utilize, where applicable, its wholly owned diagnostic facilities network to fulfill the management requirements of the MSO contract. The Company is offering the physicians a variety of additional services which include: billing and collection, group purchasing, and other related services.

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

         OPERATING EXPENSES. The Company had operating expenses of $5,127,000 for the quarter ended December 31, 1998, as compared to expenses of $4,091,000 for the quarter ended December 31, 1997, a $1,036,000 increase. Of the expenses from continuing operations incurred during the quarter ended December 31, 1998, approximately $1,295,000 was due to the addition of the Skylake center. The operating expenses consisted primarily of expenses incurred for payroll, payroll taxes and benefits, depreciation and amortization, full risk insurance contracts, interest, rent and other general and administrative expenses.

         During the first quarter of fiscal 1999, the Company decided to sell one of its individual physician practices, the Wand practice. This clinic was operating at a loss and it was projected that the Company could not turn around this operation in a reasonable period of time. The sale or closure of this facility resulted in a one-time write off of approximately $193,000.

         Payroll related expenses totaling $1,589,000 represented 31% of the total operating expenses for quarter ended December 31, 1998. For the quarter ended December 31, 1997, payroll related expenses accounted for $1,642,000 or 50% of the total. Payroll related expenses decreased approximately $255,000 on a proforma basis. This was due to the cost reductions instituted during the last quarter of fiscal year 1998 and the first quarter of fiscal year 1999. On a pro forma basis, payroll related expenses totaling approximately $1,845,000 represented 34% of the total operating expenses for the quarter ended December 31, 1997.

         Depreciation and amortization totaled approximately $463,000 or 8% of the total operating expenses for the quarter ended December 31, 1998 and $354,000 or 9% for the quarter ended December 31, 1997. This increase is due to the combination of the acquisition of assets, with the acquisition of the Skylake facility, and changing the amortization period from 30 years to 10 years for goodwill. Pro forma depreciation and amortization totaled approximately $411,000 or 7% of the total operating expenses for the quarter ended December 31, 1997. The increase in depreciation and amortization due to the effect of changing from 30 years to 10 years for amortization of goodwill is approximately $50,000.

         The Skylake facility added $1,295,000 of full risk insurance contract expenses during the quarter ended December 31, 1998. On a pro forma basis, the Company incurred full risk insurance contract expenses of approximately $1,027,000 or 19% of operating expenses for the quarter ended December 31, 1997. This variance in costs is a result of an increase in direct medical expenses. The Company has initiated expense review procedures to review costs and to determine that all expenses are appropriate. The Company believes that it can lower its costs per member per month with the installation of these new procedures and quality control.

         Interest expense increased $53,000 to $198,000 or 4% of the total operating expenses for the quarter ended December 31, 1998 from $145,000 or 4% of the total for the first quarter ended December 31, 1997. Although interest expense increased about $65,000 due to the Skylake acquisition, the interest on the Company's other debt decreased. Approximately $100,000 of the 1998 total is due to interest on capital leases. Interest on the note issued to purchase the Skylake practice accounts for approximately $65,000 of the interest expense amounts on a pro forma basis. The $3,500,000 promissory note payable to Primedica Healthcare, Inc., calls for 59 monthly installments of $28,000 commencing in May 1998, and a lump sum payment of $3,069,748 in April 2003.

         Rent expense amounted to $250,000 or 5% of the total operating expenses for fiscal 1998 and $206,000 or 5% for 1997. This increase due to the addition of the Skylake practice was partially offset by the deletion of the Wand practice during the first quarter of fiscal year 1999. MRI has three fixed-site locations plus one warehouse. Total rent related to these leases amounted to approximately $80,000. All other entities are single site. The rent expense for the corporate offices is approximately $30,000 for the quarter ended December 31, 1998. There is sufficient capacity at these locations for future growth.

         Bad debt expense totaled $467,000 or 9% of the total operating expenses for the quarter ended December 31, 1998 as compared to $473,000 or 12% for 1997. A significant portion of the medical group's revenue is generated from personal injury type claims. Due to the nature of this type of billing, collections can require up to two years and is not tied to any reimbursement schedule. Consequently, exact reimbursements cannot be defined at the time of service.


LIQUIDITY AND CAPITAL RESOURCES

         As a result of the Company's continuing losses from operations from inception, which has, in addition to operational losses, included the costs associated with restructuring, closing of operations, cost of severance and separation agreements, the Company has experienced liquidity and cash flow problems and the Company received a going concern qualification from its independent auditors on its audited financial statements for the fiscal year ended June 30, 1998. If the Company is not able to raise additional capital in the immediate future, this will pose a significant threat to current operations and further hamper the Company's future development and growth. There can be no assurance that the Company will be able to raise sufficient capital.

         A primary source of the Company's liquidity is derived from its accounts receivable, therefore it has selected, designed and implemented an information system which links the Company's facilities to maximize billing, and optimally reduce the number of days of sales in accounts receivable. To date, the Company has been able to reduce the cost of billings and collections, however, actual reductions in accounts receivable days has not been achieved due to a decrease in procedures performed and a reduction in reimbursements percentages. This has caused a reduction in the Company's ability to borrow against its current lines of credit. The reduction in its current borrowing limits have decreased approximately $600,000 due to the decrease in revenues and a change in the eligible accounts receivable needed as collateral. The Company is in negotiations with one of its current lenders to combine and restructure its accounts receivable secured line of credit, which will expand the collateral base to better conform to the personal injury nature of a significant portion of the Company's accounts receivable. Based on current negotiations, the Company anticipates, although there are no assurances, to net from borrowings, approximately $500,000 to $700,000 with the inclusion of substantially all the Company's accounts receivable and after repayment of its existing borrowings by the end of the third quarter of fiscal 1999. The terms of this new line of credit are expected to be similar to the existing line with a slight increase in the interest rate. Additionally, the Company assumed a line of credit with the acquisition of the MRI Scan Center that was guaranteed by the former owner and 10% shareholder of the Company. On October 28, 1998, the Company was notified that a request to withdraw a guarantee had been made to the lender. This request to withdraw the guarantee caused the Company to be in default of the covenants of this line of credit agreement, and therefore, the lender would no longer advance any additional funds. On January 22, 1999, the lender advanced the Company $210,000 against this line of credit. As of February 16, 1999, the amount owed on this line of credit is approximately $325,000. An additional $608,000 would be available, if the Company was able to draw-down on this line of credit. During the quarter, the Company was notified by Nasdaq that the Company no longer met the minimum tangible net worth requirement, of $2,000,000, for continued listing on The Nasdaq SmallCap Market. The Company submitted a plan to increase net tangible assets. On January 27, 1999, the Company was notified that the plan was not accepted and accordingly, would be delisted February 3, 1999. On February 1, 1999, the Company obtained a stay of such delisting and was granted an in-person hearing. At this time, Nasdaq has not scheduled a hearing date. Failure to maintain a Nasdaq listing could have a material impact on the Company's ability to raise additional capital.

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