Form 10QSB
period 1999-03-31
METROPOLITAN HEALTH NETWORKS INC
filed 1999-05-20
CIK 1009379

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Yes  X    No  ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of May 14, 1999
                  -----                 ----------------------------------

    Common Stock, par value $0.001                    8,926,049

                       METROPOLITAN HEALTH NETWORKS, INC.

                                      INDEX


                                                            Page No.
                                                            --------

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheet-
            March 31, 1999                                      3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            March 31, 1999 and 1998                             4

          Condensed Consolidated Statements of
            Operations for the Nine Months Ended
            March 31, 1999                                      5

          Condensed Consolidated Statements of
            Cash Flows for the Nine Months Ended
            March 31, 1999 and 1998                           6-7

          Notes to Condensed Consolidated
            Financial Statements                                8

  Item 6. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                      10


SIGNATURES                                                     16

              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                          March 31,
                                                            1999
                                                          ---------
ASSETS
CURRENT ASSETS:
Cash                                                  $     53,105
Marketable Securities                                       41,526
Accounts receivable, net                                 5,029,271
Other current assets                                       257,626
                                                      ------------

Total current assets                                     5,381,528

PROPERTY AND EQUIPMENT, net                              4,223,060

INTANGIBLE ASSETS, net                                   4,351,026

DEFERRED ACQUISITION COSTS                                 171,890

OTHER ASSETS                                               277,477
                                                      ------------

TOTAL                                                 $ 14,404,981
                                                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                 $  4,341,263
Reserve for claims incurred but not reported               859,160
Line of credit facility                                    238,438
Current maturities of capital lease obligations            495,621
Current maturities of long-term debt                       638,194
                                                      ------------

Total current liabilities                                6,572,676

LONG TERM DEBT                                           3,518,960

CAPITAL LEASE OBLIGATIONS                                1,899,772
                                                      ------------

Total liabilities                                       11,991,408
                                                      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.001 per share:
  40,000,000 shares authorized; 7,229,207 shares
  issued and outstanding                                     7,229
Series A Convertible Preferred Stock, par value $ .001
  per share,  Stated value $100 per share 10,000,000
  shares authorized 5,000 issued and outstanding           500,000
Series B Convertible Preferred Stock, par value $.001
  per share, Stated value
  $1,000 per share 7,000 shares Authorized 850 issued
  and outstanding                                          850,000
Additional paid-in capital                              11,522,267
Retained earnings (deficit)                            (10,465,923)
                                                      ------------

Total stockholders' equity                               2,413,573
                                                      ------------

TOTAL                                                 $ 14,404,981
                                                      ============

See notes to condensed consolidated financial statements--unaudited.

              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                For the Three Months Ended
                                                         March 31,
                                                --------------------------
                                                    1999           1998
                                                ------------   -----------
                                                                 (Note 2)
REVENUES:
Net patient revenues                            $  4,450,537   $  3,050,494
                                                ------------   ------------

EXPENSES:
Salaries and benefits                              1,836,004      1,703,875
Depreciation and amortization                        553,715        337,003
Medical expenses                                     982,502              0
General and administrative                         1,688,702      1,748,299
                                                -------------  ------------
Total Expenses                                     5,060,923      3,789,177
                                                -------------  -------------
LOSS FROM OPERATIONS                                (610,386)      (738,683)
                                                -------------  -------------
OTHER INCOME (EXPENSE):
Gain on sale of asset                                      0         (2,606)
Interest expense                                     (98,015)      (136,988)
Other expense                                       (112,692)       (67,147)
                                                -------------  -------------
Total Other Income (Expense)                        (210,707)      (206,741)
                                                -------------  -------------
NET INCOME (LOSS)                               $   (821,093)  $   (945,424)
                                                ============   ============



WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      7,186,899      5,561,318
                                                ============   ============

NET LOSS PER COMMON SHARE                            $ 0.114        $ 0.170
                                                     =======        =======

See notes to condensed consolidated financial statements--unaudited.

              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     For the Nine
                                                     Months Ended
                                                    March 31, 1999
                                                    --------------
REVENUES:
Net patient revenues                               $  12,827,640
                                                    ------------

EXPENSES:
Salaries and benefits                                  5,339,212
Depreciation and amortization                          1,465,649
Medical expenses                                       3,448,730
General and administrative                             5,399,329

Total Expenses                                        15,652,920

LOSS FROM OPERATIONS                                   2,825,280

OTHER INCOME (EXPENSE):
Gain on sale of asset                                     (9,158)
Interest expense                                        (514,828)
Other expense                                           (192,338)

Total Other Income (Expense)                            (716,324)

NET INCOME (LOSS)                                    $(3,541,604)
                                                     ===========


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          6,728,618
                                                     ===========

NET LOSS PER SHARE                                   $     0.526
                                                     ===========

See notes to condensed consolidated financial statements--unaudited.

              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         For the Nine
                                                         Months Ended
                                                           March 31,
                                                     -------------------
                                                     1999           1998
                                                     ----           ----
Increase (Decrease) in Cash and
  equivalents from:

OPERATING ACTIVITIES:
Net Loss                                        $ (3,541,604)   $(2,434,111)
Adjustments to reconcile net cash provided
 by operating activities:
    Depreciation and amortization                  1,465,649      1,229,747
    Provision for bad debts                          738,785      1,139,774
    Stock issued in lieu of cash                        --           37,500
Changes in assets and liabilities:
    Accounts receivable, net                         749,013     (1,692,004)
    Trading Securities                                  (204)       279,474
    Other current assets                             (99,869)       (44,270)
    Other assets                                    (109,766)      (186,617)
       Accounts payable and accrued expenses       1,966,768      1,255,030
    Reserve for claims incurred but not reported       --             --
                                                   ---------     ----------

Net cash provided by/(used in) operating
  activities                                       1,168,772       (415,477)
                                                   ---------     ----------

INVESTING ACTIVITIES:
Capital expenditures                                (776,769)      (597,163)
Deferred acquisition costs                             --           (88,447)
Cash consideration paid for company acquired           --          (342,015)
Cash balance of company acquired                       --            45,962
                                                   ----------     ---------

Net cash used in investing activities               (776,769)      (981,663)
                                                   ----------    ------------

FINANCING ACTIVITIES:
Borrowings (repayments) on lines-of-credit          (639,032)       918,960
Repayment of notes to redeemed partners                 --         (359,746)
Repayment of capital lease obligations              (438,410)      (812,566)
Issuance of common stock                            (177,920)         --
Issuance of preferred stock                             --          437,868
                                                  ----------      ---------


Net cash used in financing activities             (1,255,362)       184,516
                                                 ------------     ----------


NET DECREASE IN CASH                                (863,359)    (1,212,624)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD          916,464      1,667,888
                                                 -----------     ----------

CASH AND EQUIVALENTS AT END OF PERIOD            $    53,105     $  455,264
                                                 ===========     ==========


Supplemental Disclosures:
  Interest paid                                  $   505,669     $  405,154
                                                 ===========     ==========
  Income taxes paid                              $     --        $     --
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

              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited



1. The accompanying condensed consolidated balance sheet of Metropolitan Health Networks, Inc. ("Metropolitan" or the "Company") as of March 31, 1999, the related condensed consolidated statements of operations for the three months ended March 31, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine months ended March 31, 1999 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1998 included in the Company's form 10-KSB filed with the Securities and Exchange Commission.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION-- The condensed consolidated financial statements include Metropolitan Health Networks, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.


         FINANCIAL RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 - For comparative purposes, the results of operations for this period were prepared on an actual as well as a pro forma basis as if the subsidiaries owned by the Company included in the results of operations for the period ended March 31, 1999 had been acquired as of July 1,1998.

         RECLASIFICATION OF AMOUNTS FOR THE THREE MONTHS ENDED MARCH 31, 1998--Certain amounts have been reclassified for comparability purposes.


3.   SUMMARY OF LEGAL PROCEEDINGS

         On October 8, 1998, Dr. Kagan a former Director of the Company and former Medical Director of the Company's MRI Scan Center, originally filed suit in Broward County, Florida for the payment of principal and interest on a $200,000 note with interest owed by the Company. The suit was later amended to seek additional claims for breach of an acquisition agreement, breach of employment agreement and conversion of alleged personal items. With respect to the note, it was part of the acquisition of the MRI Scan Center as described above. Metropolitan answered the amended Complaint with affirmative defenses, among others that any failure to pay was a result of Dr. Kagan's Breach of Fiduciary Duty and Employment Agreement. Dr. Kagan was notified of the Company's intention to terminate his employment agreement based upon its belief he has violated certain provision in the agreement and placed on administrative leave. On December 10, 1998, the Company notified Dr. Kagan in detail of his default and termination. Metropolitan made demand for payment of the damages in the amount of $2,443,870 and determined not to allow cure until damages are repaid. Termination was effective 30 days after receipt of termination. During the interim period, the Company has accrued all payments for services allegedly due Dr. Kagan under his employment contract. Metropolitan believes it is entitled to a set-off pursuant to Dr. Kagan's various breaches. Metropolitan also recently filed a counterclaim against Dr. Kagan.

         Dr. Kagan's motion to require Metropolitan to pay employment compensation during the dispute was denied by the Court. Metropolitan succeeded in its Motion to Compel Arbitration, as to Breach of the Employment Agreement. All issues relating to the Employment Agreement including interim payment of compensation are pending arbitration.

         On October 14, 1998, Metropolitan Health Networks, Inc., filed suit in Palm Beach County, Florida against a former director of the Company, Dr. Robert Kagan. The suit alleges in part, "breach of fiduciary duty" and "common-law duty". The Company is seeking monetary damages in excess of $1,000,000. The Company's claim alleges, in part, that Dr. Kagan's significant decrease in performance and function subsequent to Metropolitan's purchase of Nuclear Magnetic Imaging, Inc. and Magnetic Imaging Systems, I. Ltd., by devoting significant time to his outside medical legal business, interrupting the normal function of MRI Scan Center, has materially damaged the Company. The outcome of the above noted suit is not readily determinable. The Company could incur substantial cost in litigating these issues with Dr. Kagan. Though none is currently anticipated, there may be a reduction in income or cash collections and/or an increase in expense from the Company's MRI operations. The Company believes it has taken proper precautions and has made appropriate plans, however no assurance can be given that these actions are sufficient or that other unforeseen events could occur. The case is in the discovery phase of litigation.

         On April 28, 1999, Dr. Kagan filed a complaint for eviction against Metropolitan Health Networks, Inc., on a lease between Magnetic Imaging System I, Ltd., and Dr. Kagan for a property he owns as landlord. The trial began on May 7, 1999 and is scheduled for conclusion on September 30, 1999. The Company can not render an opinion on the outcome, however it believes that the actions taken are retaliatory in nature.

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

         On April 22, 1999, Datascan of Florida, Inc. ("Datascan") and Metropolitan Health Networks, Inc. ("Metropolitan") filed a lawsuit against Michael Goldstein ("Goldstein") in Palm Beach County Circuit Court and amended their complaint on May 6, 1999. In the amended complaint, Datascan and Metropolitan are suing Goldstein for temporary and permanent injunctive relief and damages based on claims of breach of contract and tortuous interference with advantageous business relationships.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         OVERVIEW - The Company had operating revenues of $4,451,000 for the quarter ended March 31, 1999, as compared to revenues of $3,050,000 for quarter ended March 31, 1998, a $1,401,000 increase. The additional revenues contributed by Skylake $1,470,000, MRI $40,000, and other physician practices $20,000 were offset by reductions in revenues of Datascan ($120,000) and MetBilling ($9,000). The Company's Loss from Continuing Operations for the quarters ended March 31, 1999 and 1998 were $610,000 and $739,000 respectively. The decrease in the losses was due to the added contribution of MRI ($192,000), physician practices ($223,000) and Metbilling ($76,000). These decreases were partially offset by the increases in losses from the quarter ended March 31, 1998 to the quarter ended March 31, 1999 from the operations of Datascan $263,000, Skylake 11,000 and Corporate operations $88,000.

         The number of scans performed in the quarter was down slightly from the same quarter of fiscal year 1998. However, the number of scans performed during the third quarter of fiscal year 1999 was an increase over the two previous quarters of fiscal year 1999 by an average of 10%. However, due to the increase in managed care referrals the reimbursement is lower for the scans performed in fiscal year 1999. The loss at the Skylake facility is primarily due to the medical costs incurred from the full risk contract. The medical costs represent approximately 67% of Skylake's revenue in the current quarter. This is down from 74% for the quarter ended December 31, 1998. The Company has instituted additional review procedures which the Company believes will reduce these costs even further. The Company is continuously reviewing its operating expenses in order to reduce costs. During the third quarter of fiscal year 1999, salaries were reduced $60,000 for the quarter. In the fourth quarter of fiscal 1998, the Company identified four physician practices that were not profitable and would remain unprofitable in the near future. Therefore, the Company elected to close or sell these practices.

         During the third quarter of fiscal year 1999 the Company acquired four centers in the Stuart - Port St. Lucie area of Florida. Subsequent to the third quarter of fiscal 1998, the Company acquired two full risk primary care physician practices (Skylake). For comparative purposes in this discussion, reference is made to pro forma amounts, which are detailed below. The pro forma data is prepared as if the above referenced physician practice and centers were acquired at the beginning of the first quarter of fiscal 1998; July 1, 1997. All appropriate adjustments to reflect the acquisition, including amortization of goodwill and compensation adjustments have been reflected. The pro forma results are listed below.

                                          1999                 1998
                                          ----                 ----
Revenues                              $4,451,000            $4,583,000
Salaries and Benefits                  1,836,000             1,911,000
Depreciation and Amortization            554,000               393,000
Medical Expenses                         983,000             1,026,000
General and Administrative             1,689,000             1,883,000
Loss from Continuing Operations          611,000               630,000


         OPERATING REVENUES. The Company's operations are dependent upon the formation and expansion of its network. For the quarter ended March 31, 1999, approximately $2,098,000 or 47% of the Company's revenue was derived from its diagnostic companies, compared to the quarter ended March 31, 1998 in which $2,178,000 or 71% of total revenue was generated from diagnostics. Physician practices contributed $2,038,000 or 46% in revenues for the quarter ended March 31, 1999 and $760,000 or 25% for the quarter ended March 31, 1998. The decrease in revenues derived from diagnostics was due to a $40,000 increase in revenues derived from the MRI Scan Center and a decrease of ($120,000) in revenues from Datascan. The acquisition of the two full risk medical centers from Primedica Healthcare, Inc. in April 1998, represents the Company's first entrance into full risk contracts. Though full risk contracts represent a greater exposure to the Company, management believes that it currently has or will supplement the personnel and procedures to manage these types of contracts. On a pro forma basis, the Company's overall revenues decreased approximately $132,000, which was due to the decreases in revenues generated by the MRI Scan Center, Datascan and the physician practices.

         Datascan, the Company's mobile ultrasound unit, had total revenues of $762,000 for the quarter ended March 31, 1999, and $882,000 for 1998. This decrease is a direct result of a one-time drug related study performed in the second quarter ending February 28, 1998. The MRI Scan Center had revenues of $1,336,000 for the quarter ended March 31, 1999, as compared to $1,296,000 for the quarter ended March 31, 1998. This decrease of $40,000 is due to increased managed care activity. The number of scans performed during the quarter ended March 31, 1999, increased 20% from the first quarter 1998 and 1% from the quarter ended December 31, 1998. During the first quarter of fiscal 1999, the Company combined the operations of its diagnostic companies, Datascan of Florida, Inc. and the MRI Scan Center under a new division, METCARE Diagnostic Services. This will enable the Company to offer all of its diagnostic services within one operation. This restructuring will eliminate duplications and unify and strengthen the combined marketing efforts and are anticipated to reduce combined operating expenses by $100,000-$150,000. During the first quarter of fiscal 1999, the Company hired an additional radiologist to assist in the expansion of the marketing efforts.

         The largest component of Physician Practices was Skylake, which generated $1,470,000 in revenues during the quarter ended March 31, 1999. As noted above, this practice was acquired in April 1998; therefore there is no corresponding revenue figure for 1997. On a pro forma basis, revenues of Skylake for the quarter ended March 31, 1998 were $1,645,000, a decrease of $175,000. The Company has consolidated the two practices along with the transfer of patients, medical personnel and equipment into one facility at Skylake, Florida ("Skylake").

         The other physician practices' revenues for the quarter ended March 31, 1999 were $576,000 as compared to the quarter ended March 31, 1998 revenues of $761,000. This was primarily due to the closing of two locations, the sale of the Wand practice at the beginning of the first quarter of fiscal year 1999, and the decreased referrals in the remaining practices. The Company is currently in negotiations for the possible sale of one of its two remaining practices, although there can be no assurances that the Company will be successful in selling this practice. The Company is in the process of expanding its medical services at the remaining location with minimal additional costs.

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

         OPERATING EXPENSES. The Company had operating expenses of $5,061,000 for the quarter ended March 31, 1999, as compared to expenses of $3,789,000 for the quarter ended March 31, 1998, a $1,272,000 increase. Of the expenses from continuing operations incurred during the quarter ended March 31, 1999, approximately $983,000 was due to the addition of the Skylake center. The operating expenses consisted primarily of expenses incurred for payroll, payroll taxes and benefits, depreciation and amortization, full risk insurance contracts, interest, rent and other general and administrative expenses.

         During the first quarter of fiscal 1999, the Company decided to sell one of its individual physician practices, the Wand practice. This clinic was operating at a loss and it was projected that the Company could not turn around this operation in a reasonable period of time. The sale or closure of this facility resulted in a one-time write off of approximately $193,000.

         Payroll related expenses totaling $1,836,000 represented 36% of the total operating expenses for quarter ended March 31, 1999. For the quarter ended March 31, 1998, payroll related expenses accounted for $1,704,000 or 45% of the total. Payroll related expenses decreased approximately $75,000 on a proforma basis. This was due to the cost reductions instituted during the last quarter of fiscal year 1998 and the first quarter of fiscal year 1999. On a pro forma basis, payroll related expenses totaling approximately $1,911,000 represented 37% of the total operating expenses for the quarter ended March 31, 1998.

         Depreciation and amortization totaled approximately $554,000 or 11% of the total operating expenses for the quarter ended March 31, 1999 and $337,000 or 9% for the quarter ended March 31, 1998. This increase is due to the combination of the acquisition of assets, with the acquisition of the Skylake facility, and changing the amortization period from 30 years to 10 years for goodwill. Pro forma depreciation and amortization totaled approximately $393,000 or 8% of the total operating expenses for the quarter ended March 31, 1998. The increase in depreciation and amortization due to the effect of changing from 30 years to 10 years for amortization of goodwill is approximately $50,000.

         The Skylake facility added $983,000 of full risk insurance contract expenses during the quarter ended March 31, 1999. On a pro forma basis, the Company incurred full risk insurance contract expenses of approximately $1,026,000 or 20% of operating expenses for the quarter ended March 31, 1998. This variance in costs is a result of an decrease in direct medical expenses. The Company has initiated expense review procedures to review costs and to determine that all expenses are appropriate. The Company believes that it can lower its costs per member per month with the installation of these new procedures and quality control.

         Interest expense decreased $39,000 to $98,000 or 2% of the total operating expenses for the quarter ended March 31, 1999 from $137,000 or 4% of the total for the first quarter ended March 31, 1998. Although interest expense increased about $65,000 due to the Skylake acquisition, the interest on the Company's other debt decreased. Approximately $75,000 of the 1998 total is due to interest on capital leases. The $3,500,000 promissory note payable to Primedica Healthcare, Inc., calls for 59 monthly installments of $28,000 commencing in May 1998, and a lump sum payment of $3,069,748 in April 2003.

         Rent expense amounted to $265,000 or 5% of the total operating expenses for the quarter ended March 31, 1999 and $210,000 or 6% for the quarter ended March 31, 1998. This increase due to the addition of the Skylake practice was partially offset by the deletion of the Wand practice during the first quarter of fiscal year 1999. MRI has three fixed-site locations plus one warehouse. Total rent related to these leases amounted to approximately $85,000. All other entities are single site. The rent expense for the corporate offices is approximately $30,000 for the quarter ended March 31, 1999. There is sufficient capacity at these locations for future growth.

         Bad debt expense totaled $109,000 or 2% of the total operating expenses for the quarter ended March 31, 1999 as compared to $288,000 or 8% for 1998. A significant portion of the medical group's revenue is generated from personal injury type claims. Due to the nature of this type of billing, collections can require up to two years and is not tied to any reimbursement schedule. Consequently, exact reimbursements cannot be defined at the time of service.


LIQUIDITY AND CAPITAL RESOURCES

         As a result of the Company's continuing losses from operations from inception, which has, in addition to operational losses, included the costs associated with restructuring, closing of operations, cost of severance and separation agreements, the Company has experienced liquidity and cash flow problems and the Company received a going concern qualification from its independent auditors on its audited financial statements for the fiscal year ended June 30, 1998. If the Company is not able to raise additional capital in the immediate future, this will pose a significant threat to current operations and further hamper the Company's future development and growth. For the past six months, the Company has bee actively seeking reasonable financing that is compatible with its on going cash flow requirements. There can be no assurance that the Company will be able to raise sufficient capital. At the time of this filing the Company is negotiating with two potential equity investors that have expressed an interest in investing $1,500,000. No assurance can be given that these negotiations will be successful.

         A primary source of the Company's liquidity is derived from its accounts receivable, therefore it has selected, designed and implemented an information system which links the Company's facilities to maximize billing, and optimally reduce the number of days of sales in accounts receivable. To date, the Company has been able to reduce the cost of billings and collections, however, actual reductions in accounts receivable days has not been achieved due to a decrease in procedures performed and a reduction in reimbursements percentages. This has caused a reduction in the Company's ability to borrow against its current lines of credit. The reduction in its current borrowing limits have decreased approximately $600,000 due to the decrease in revenues and a change in the eligible accounts receivable needed as collateral. The Company is currently negotiating with two lenders on securing a replacement line of credit. The terms are expected to allow for advances of up to $1,300,000 based on the Company's current accounts receivable base. No assurance can be given that these negotiations will be successful. In the past nine months the Company's line of credit has been reduced by over $1,412,000 thereby contributing to the Company's liquidity issues. As a result, the Company has experienced problems in paying suppliers and vendors as well as taxes. The Company currently owes approximately $280,000 in payroll taxes. If the line of credit is closed as anticipated, management intends to have the resources to correct the pressing liquidity issues.

         Based on current negotiations, the Company anticipates, although there are no assurances, to net from borrowings, approximately $1,000,000 to $1,200,000 with the inclusion of all the Company's accounts receivable and after repayment of its existing borrowings by the end of the fourth quarter of fiscal 1999. The terms of this new line of credit are expected to be similar to the existing line with a slight increase in the interest rate. Additionally, the Company assumed a line of credit with the acquisition of the MRI Scan Center that was guaranteed by the former owner and 10% shareholder of the Company. On October 28, 1998, the Company was notified that a request to withdraw a guarantee had been made to the lender. This request to withdraw the guarantee caused the Company to be in default of the covenants of this line of credit agreement, and therefore, the lender would no longer advance any additional funds. On January 22, 1999, the lender advanced the Company $210,000 against this line of credit. As of April 30, 1999, this line of credit has been fully repaid. During the previous quarter, the Company was notified by Nasdaq that the Company no longer met the minimum tangible net worth requirement, of $2,000,000, for continued listing on The Nasdaq SmallCap Market. The Company submitted a plan to increase net tangible assets. On January 27, 1999, the Company was notified that the plan was not accepted and accordingly, would be delisted February 3, 1999. On February 1, 1999, the Company obtained a stay of such delisting and was granted an in-person hearing. On April 15, 1999, the Company had a hearing before NASDAQ where the Company detailed its plan to return to compliance. After the presentation the Company was informed that a notice would be sent to the Company on its listing status. No notice has been received as of the date of this filing. Management continues to work to complete the implementation of its plan to obtain compliance with NASDAQ rules, including net equity, minimum price on common stock and annual shareholder meeting requirements. Failure to maintain a Nasdaq listing could have a material impact on the Company's ability to raise additional capital.

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

IMPACT OF THE "YEAR 2000" COMPUTER ISSUE

     The Company has completed the assessment phase of its Year 2000 project and determined that it will be required to evaluate, test and modify (when needed) approximately 50 internally and externally developed software programs and approximately 100 pieces of equipment. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose material operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 Issues and have received responses from a significant number of third party payers with confirmation that they are Year 2000 compliant. This inquiry process is estimated to be completed by the end of the fourth quarter of fiscal 1999. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

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

     The Company expects to complete its review of medical equipment by the end of fiscal 1999. The majority of the costs related to the Year 2000 project will be expensed as incurred and are expected to be funded through operating cash flows. The Company has incurred minimal cost related to the assessment of, and preliminary efforts on its Year 2000 project. The costs of the project and estimated completion dates for the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and all medical equipment.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         Except for historical information contained herein, the matters discussed in this Form 10-QSB are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectation and are subject to a number of risks and uncertainties, including but not limited to: economic, competitive and other factors affecting the Company's operations, ability of the Company to obtain competent medical personnel, the cost of services provided versus payment received for capitated and full risk managed care contracts, negative effects of prospective healthcare reforms, the Company's ability to obtain medical malpractice coverage and the cost associated with malpractice, the availability of appropriate acquisition candidates, the Company's ability to close once a letter of intent or contract has been executed, the Company's ability to raise capital to close on such transactions, access to borrowed or equity capital on favorable terms, the fluctuation of the Company's common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including but not limited to the Company's SB-2, S-3, S-8 and 8-K fillings. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      METROPOLITAN HEALTH NETWORKS, INC.

                                           Registrant



Date:  May 20, 1999                   /s/ Noel J. Guillama
                                      --------------------------
                                       Noel J. Guillama
                                       Chairman, President,
                                       Chief Executive Officer
                                       And Acting Chief Financial Officer