Form 10KSB40
period 2000-06-30
METROPOLITAN HEALTH NETWORKS INC
filed 2000-08-10
CIK 1009379

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from_________ to___________

                             Commission file number
                                     0-28456

                       Metropolitan Health Networks, Inc.
                 (Name of small business issuer in its charter)

               Florida                                 65-0635748
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

                500 Australian Avenue
                 West Palm Beach, Fl.                      33401
       (Address of principal executive offices)          (Zip Code)

Issuer's telephone number: (561) 805-8500

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class

                          Common Stock, $.001 par value
                Class A Redeemable Common Stock Purchase Warrants
              Series A Convertible Preferred Stock, $.001 par value
              Series B Convertible Preferred Stock, $.001 par value


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes []   No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         State issuer's revenues for its most recent fiscal year:  $18,501,497

         The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the registrant was approximately $20,840,990 (computed using the closing price of $2.09 per share of Common Stock on June 30, 2000, as reported by NASDAQ, based on the assumption that directors and officers and more than 5% stockholders are affiliates

         (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         There were 17,964,020 shares of the registrant's Common Stock, par value $.001 per share, and 3,277,625 of the registrant's Class A Redeemable Common Stock Purchase Warrants outstanding on June 30, 2000.

         DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check One): Yes     No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

         Metropolitan Health Networks, Inc. (the "Company" or "Metcare") was incorporated in the State of Florida in January 1996 to develop a vertically and horizontally integrated health care delivery network (the "Network"). The Network initially was intended to provide primary and subspecialty physician care and diagnostic and therapeutic services. Metcare pursued this business plan into 1999 through the acquisition, expansion and integration of physician care practices (the "Physician Practices") and diagnostic and rehabilitation centers ("Ancillary Services") in Dade, Broward and Palm Beach County, Florida.

         Responding to changes in the health care industry, in mid-1999 the Company modified its business strategy and determined to become a Management Services Organization ("MSO") which, instead of owning and managing Physician Practices and Ancillary Services, it would manage the total care of patients through "Global Risk" managed care contracts. As a result, the Company undertook to divest of or unwind several of its acquisitions.

         As a result of poor performance recognized over the Company's history, several senior management and staff changes occurred in connection with the redirection of the Company. Fred Sternberg, Metcare's CEO, was recruited in January 2000, joining the Company's new CFO, David Gartner, who was hired in November 1999 and Debbie Finnel, the Company's COO, who was also hired in 1999. Total employee count was reduced by 98, or 58% during this time, the result of a restructuring implemented by the Company's new management.

         The Company failed to file this Form 10-K and the subsequent Form 10-Q's for the quarters ended September 30, 1999, December 31, 1999 and March 31, 2000 on a timely basis. The delinquent quarterly reports are expected to be filed shortly after this Form 10-K. This Form 10-K includes disclosure and discussion of significant transactions and developments through the filing date.

         While the change in business strategy and related dispositions and restructuring were substantially completed by the end of 1999, at June 30, 1999 the Company continued to own and operate certain Physician Practices and its Ancillary Services and limited its MSO operations to Dade, Broward and Palm Beach County. For the year ended June 30, 1999, 47.9% of revenue was from the MSO business and the remainder from physician practices and ancillary services.

RECENT DEVELOPMENTS

         Subsequent to June 30, 1999, the Company secured a new HMO contract, acquired and sold certain Physician Practices and Ancillary Services, and entered into various strategic alliances to facilitate its business plan. The new HMO contract and the Physician Practices and Ancillary Services transactions are discussed in the appropriately captioned sections of the BUSINESS section.

         Metcare has entered into a number of strategic alliances with businesses aimed at bringing Internet-based technologies and solutions to healthcare. The Company believes that implementing these advanced concepts, products and services is bringing dramatic improvements and efficiencies to all aspects of the patient, provider and payer relationship, and is a key to Metcare's and its Network's success in the future. In addition, these new technologies and businesses will generate significant cost savings and incremental revenues for the Network and the Company.

         ADJUDICATION & PAYMENT OF CLAIMS. The Company entered into a strategic alliance with Triad2000/MD2000, to create a paperless software system for healthcare practitioners. The software will manage real-time referrals, appointment scheduling, claims review, pharmacy management and utilization management. The Company expects to implement the paperless software system in its Daytona Beach market, Volusia and Flagler counties for 32,000 patients beginning in August 2000

         ON-LINE PHARMACY. The Company is currently reviewing several opportunities with substantial pharmacy companies that will provide mail order pharmacy and pharmacy management to its Network and patients. The Company believes that it will finalize a relationship and begin implemtation before the end of 2000.

         INTERNET PRACTICE MANAGEMENT, BILLING & COLLECTIONS. The Company is currently negotiating with several Internet software billing & collection companies to provide physicians with online solutions to manage their medical practices efficiently in such areas as patient scheduling, claims processing, provider directory management, ordering of diagnostic imaging and laboratory tests, as well as for patient interaction in a secure Internet environment.

         TELEMEDICINE. The Company has entered into the telemedicine field with CYBeR-CARE, Inc. to utilize CYBeR-CARE's telemedicine units. The system is a patented Internet-based technology system that provides remote monitoring of individuals for healthcare purposes such as blood pressure, pulse, heart rate and other vital signs. Implementation of these systems began in July 2000. Management believes that these systems will provide more efficient interaction with patients, while reducing hospital and emergency room visits, resulting in significant savings to the Company.

         PURCHASING E-COMMERCE PROVIDER. The Company entered into an alliance to provide its physicians the online capability to purchase medical supplies and equipment. MetCare now offers its Network a more complete and efficient purchasing solution to streamline their office management processes.

STRATEGY

          At June 30, 1999 the Company's strategy was to develop and expand its MSO services, principally in the Dade, Broward and Palm Beach County areas, as it transitioned from being a provider of Physician Practices and Ancillary Services.

         Subsequent to June 30, 1999, the Company continues to focus on its objectives to become an effective, growing and profitable MSO. The Company is presently a health care provider that manages patients' lives in physicians' offices. Metcare is incorporating new Internet-based technologies to its operating model to improve its effectiveness and profitability, and that of its Network. Metcare is expanding its markets with the increase and addition of full risk contracts in Volusia and Flagler counties.

INDUSTRY

         General
         -------

         A Health Care Financing Administration ("HCFA") study projects spending for health care in the United States will increase from $1.035 trillion in 1996, or to $2.1 trillion by 2007. Health care costs per person are expected to jump from $3,759 to $7,100. Americans are expected to spend $171 billion on prescription drugs in 2007, up from $62 billion a decade earlier. A number of factors are at work which are affecting the patient, healthcare provider, payer relationship. Healthcare spending has been fairly stable in recent years, as consumers and employers have switched to managed care plans, holding down costs. Today, with 85 percent of working Americans now covered by managed care, the opportunity for additional savings is becoming harder to find. Managed care plans that have traditionally competed on price are starting to increase premiums to improve their profit margins. Medical costs are increasing due to inflation and the relative high cost of new medical technologies. The Balanced Budget Act is constraining health care spending for Medicare and Medicaid, putting greater pressure on payments to doctors and hospitals. Due to those trends, the study projects that insurance companies and consumers will see bigger jumps in health bills than Medicare. Private sources are expected to pay nearly 55% of healthcare costs in 2007 compared to 53% in 1996. Hospitals will receive less, receiving 30 percent of healthcare expenditures by 2007, compared with 35 percent in 1996, due to the trend toward more outpatient care. Of the $1.035 trillion spent in healthcare in 1996 over 19% was directly attributable to physician services while nearly 58% was under physicians' direction.

         Changes in Industry
         -------------------

         As a result of increased HMO enrollment, health care providers have sought to reorganize themselves into health care delivery systems that are better suited to negotiate with managed care organizations. The Company believes that physician groups are joining with hospitals and other institutional providers in creative ways that provide medical and hospital services ranging from community based primary medical care to specialized inpatient services through single coordinated delivery systems. These health care delivery systems contract with HMOs to provide hospital and medical services to enrollees under full risk contracts, under which providers assume the obligation of providing both the professional and institutional components of covered health care services to the enrollees for predetermined fixed per capita payments.

         In particular, physicians are concluding that they must have control over the delivery and financial impact of a broader range of health care services. To this end, groups of independent physicians and medium to large medical groups are taking steps to assume responsibility and risk for health care services that they do not provide. Physicians are increasingly abandoning traditional private practice in favor of affiliations with larger organizations that offer skilled and innovative management, information systems and capital resources. Many payers and their intermediaries, including governmental entities and HMOs are increasingly looking to outside providers of physician services to develop and maintain quality outcomes, management programs and patient care data. One of the vehicles being used by physicians to better compete and manage within the health care industry are Managed Service Organizations or MSOs, which provide the resources necessary to function effectively in a managed care environment. MSOs, such as the Company, manage the total care of the patients through managed care contracts, and receive a percentage of the premiums paid by the managed care member or by Medicare.

BUSINESS

         Metropolitan Health Networks, Inc. is an MSO currently operating in Southern Florida. The Company had a contract with an HMO as of June 30, 1999 and was responsible for approximately 10,000 patient lives. As of June 30, 2000, several HMO agreements were in place and Metcare was responsible for approximately 44,000 patient lives. Metcare provides its services through its Network of primary care physicians, specialists, hospitals, ancillary and diagnostic facilities. These providers have contracted to provide services to the Company's patients agreeing to certain fee schedules and care requirements.

         HMO Agreements
         --------------

         Under HMO agreements, the Company, through its affiliated providers, is generally responsible for the provision of all outpatient benefits, as well as all covered hospital benefits, regardless of whether the affiliated providers directly provide the healthcare services associated with the covered benefits. This type of agreement is called a "Full Risk" agreement. To the extent that enrollees require supplemental healthcare that is not otherwise reimbursed by the HMO, the aggregate monies received may be insufficient to cover the costs associated with the treatment of enrollees. If revenue is insufficient to cover costs, the Company's operating results could be adversely affected. The current contract has a provision for a stop-loss coverage, which caps the Company's cost for Medicare at $40,000 per patient, and for commercial insurance at $15,000-$20,000 per patient. As a result, the success of the Company depends in large part on the effective management of health care costs through various methods, including utilization management, competitive pricing for purchased services and favorable agreements with payers. Recently, many providers, including the Company, have experienced more favorable pricing with respect to negotiations with HMOs. In addition, employer groups are becoming increasingly successful in negotiating reductions in the growth of premiums paid for their employees' health insurance, which tends to continue the growth in membership by HMOs. At the same time, employer groups are demanding higher accountability from payers and providers of health care services with respect to measurable accessibility, quality and service. Changes in health care practices, inflation, new technologies, major epidemics, natural disasters and numerous other factors affecting the delivery and cost of health care are beyond the control of the Company and may adversely affect its operating results.

         In addition to the full-risk capitation arrangements previously discussed, the Company also has discount "fee for service" arrangements with physicians. These arrangements are either negotiated rates for covered services, usually calling for a discount of up to 70% from ordinary and customary charges, or call for a payment at a percentage of Medicare allowable rates.

         Effective December 1, 1998, the Company entered into a percent of premium Global Risk Agreement for a renewable one year term with Humana Medical Plan, Inc., PCA Health Plans of Florida, Inc. and PCA Family Health Plan, Inc., Humana Health Insurance Company, Employers Health Insurance Company and PCA Life

Insurance Company ("Humana") to provide covered health care services to members in certain healthcare networks established or managed by Humana and PPM Physicians' services to members. The original contract provided for coverage in Dade, Broward and Palm Beach Counties. A new contract was entered into for Volusia (Daytona) and Flagler counties, which was implemented on January 1, 2000. Under the terms of the contract the Company is paid a percentage of premium of basic established fees by HCFA based upon the Medicare+ Choice program. The Company's proven ability to negotiate contracts with these providers is an important element in the Company's strategic growth model.

         At June 30, 1999, approximately 47.9% of the Company's revenues were from managed care contracts with HMO's. At June 30, 2000, managed care contract revenues accounted for approximately 80% of total revenues. All of the Company's HMO contracts are with Humana. The Company has presently negotiated a contract with another HMO to provide services through our Network of providers in the Treasure Coast (Martin, St. Lucie & Okeechobee counties), which is subject to final governmental approvals. Management anticipates implementation of this contract before the end of year 2000.

         Physician Practices
         -------------------

         While the Company was initially organized as a PPM, the Company's management subsequently determined that it should primarily operate as an MSO. As such, with the exception of Physician Practices described below, it undertook a program to dispose of its Physician Practices. These remaining practices complement the Company's strategy and are expected to remain a part of Metcare.

         GMA
         ---

         GMA is a multi-specialty group with components of neurology and orthopedic surgery and occupational medicine, in addition to chiropractic physicians, licensed massage therapists and additional ancillary services. GMA uses both staff and subcontracting services to provide the healthcare services and currently has three physicians, two massage therapists, two medical assistants, one x-ray technician and two electro-diagnostic technicians who perform nerve studies. GMA provides full-service medical evaluations including x-rays, EKG, electro-diagnostics, minor surgical procedures as well as physical therapy and clerical and billing support persons. GMA currently sees approximately 200 patients per week in its facilities and has over 3,000 active charts. The GMA facility has been combined with our Skylake facility to enhance the services provided while reducing overhead costs.

         Skylake Medical Center
         ----------------------

         Metcare purchased substantially all of the assets and operations related to two physician practices (the "Practices") located in North Miami Beach, Florida owned by Primedica in April 1998. The aggregate purchase price was $3,500,000. Skylake Medical Center provides primary care services to approximately 4,000 patients including more than 900 Humana members.

         Advanced Health Care
         --------------------

         Advanced Health Care is comprised of 2 primary care centers, which currently provide medical care on a fee-for-service basis to its patients in St. Lucie and Martin counties. These centers will be integrated into the Network with the implementation of the new HMO contract. On March 17, 1999 the Company purchased the assets and certain liabilities of Advanced Health Care for $512,000. The purchase price consisted of assumed liabilities of approximately $387,000 and payments of approximately $90,000 in cash and 70,000 shares of common stock of the Company valued at $.50 per share as collateral for a Promissory Note of $125,000. As of June 30, 1999 the shares were held in escrow. Subsequently, the note was paid through cash payments and by tendering the 70,000 shares for the any balance owed on the Promissory Note. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The results of operations beginning March 17, 1999 are included in the Company's statement of operations. As a result of this acquisition, $125,000 was recorded as goodwill.

         Dr. Federgreen
         --------------

         This is a primary care practice, which has been merged into the Advanced Health Care facilities. Effective December 30, 1999, the Company acquired certain assets and liabilities of Dr. Federgreen's practice for a purchase price of $120,000 that consisted entirely of a note payable. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. In addition to the purchase price, Dr. Federgreen is entitled to a bonus based upon adjusted pre-tax earnings on a scalable basis up to $60,000, if earnings are $225,000 or above.

         Dr. Sreekumar
         -------------

         This primary care practice that services Humana and other fee-for-service patients is located in Palm Beach County and is part of our Network. Effective August 12, 1999, the Company acquired the medical practice of Dr. P. Sreekumar. The purchase price consisted of assumed liabilities of approximately $300,000, cash of $200,000 and the issuance of a note payable in the amount of $300,000. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The results of operations beginning August 13, 1999, will be included in the Company's statement of operations. As a result of this acquisition, approximately $700,000 was recorded as goodwill.

DISPOSITION OF PHYSICIAN PRACTICES AND ANCILLARY SERVICES

         The Company identified certain Physician Practices and Ancillary Services which were not performing or which could be provided on a more economical and efficient basis by adopting its new model for providing healthcare services. The Company negotiated arrangements to dispose of certain Physician Practices and its Ancillary Services as described below.

         Dr. Paul Wand, M.D. P.A.
         ------------------------

         The Company, on March 12, 1997 acquired the clinical practice of Dr. Paul Wand, M.D., P.A. ("Wand Practice"). Dr. Wand is a neurologist who began his practice in South Florida in 1982, and who, in addition to his practice, conducts certain research in the field of head injuries.

         Effective July 1, 1998, the Company sold the practice back to Dr. Wand. As consideration for the sale of all of the assets and liabilities associated with the practice and the termination of his employment contract, the Company received (i) a three (3) year $75,000.00 note payable by Dr. Wand bearing interest at 7% per annum with payments beginning November 1, 1998, (ii) the 75,000 shares that were given to Dr. Wand when the Company originally purchased the practice, (iii) an indemnification from certain obligations. In connection with this sale, the Company recognized a loss of approximately $200,000, which is included in the loss of disposals of assets in the accompanying statement of operations for the year ended June 30, 1999.

         Dr. Glickman's Practice
         -----------------------

         As of January 31, 1999 the practice of Dr. Glickman was sold to its former owner for $20,000 cash, the cancellation of a note payable to the former owner of $25,000 and the return of 19,677 shares of the Company's stock and 19,677 additional shares held in escrow. In connection with the disposal, the Company incurred a loss of approximately $142,000, which is included in the Loss on Disposal of Assets in the accompanying consolidated statement of operations.

         Sale of Magnetic Imaging Systems (MIS)
         --------------------------------------

         Effective December 18, 1999, MIS was sold to its former owner in exchange for the settlement of all outstanding obligations, the discharge of a note payable of approximately $185,000 and other amounts due the former owner and the assumption by the former owner of certain liabilities of MIS. In connection with this disposal, the Company recognized a loss of approximately $968,000. (See Legal Proceedings: MRI Scan Center, Inc. and Dr. Kagan).

         Sale of Datascan
         ----------------

         Effective December 31, 1999, Datascan was sold to its former owner. The Agreement also called for the settlement of all outstanding litigation, termination of any and all Executive Employment Agreements and any stock options of the former owner. The Buyer also assumed certain third party obligations of Metropolitan as well as any obligations under any lease agreements for Datascan. Also, as part of the agreement the former owner assumed all the employment obligations of a former employee, who was also an Officer and Director. Furthermore, Michael Goldstein, the former owner, had previously been an officer and director of the Company. In connection with this disposal, the Company recognized a loss of approximately $2,107,000.

AGREEMENTS

         Billing Agreement
         -----------------

         In November 1999 Metropolitan entered into an agreement to assign all of its current billing contracts to a unaffiliated third party. Under the agreement the third party paid the Company $250,000. The Company is reviewing this arrangement with the third party.

         Alpha Clinical Laboratory, Inc.
         -------------------------------

         In October 1999, the Company entered into a management agreement with Alpha Clinical Laboratory, Inc. ("Alpha") which provides for a fee of 10% of gross revenues. In addition,, the Company or its designee acquired an irrevocable option to purchase Alpha any time prior to October 31, 2000. Alpha is a full service clinical laboratory. It is management's intention to exercise its purchase option and close the transaction this quarter. The designated purchase price will be three (3) times the pre-tax profit for the twelve (12) month period preceding the measurement date. Subsequent to October 1999 and through May 12, 2000 the Company has advanced $512,000 that has been converted to a promissory note. The note is payable on demand and bears interest at 18% per annum and is collateralized by Alpha's accounts receivable and substantially all of the other assets of Alpha.

IMPACT OF THE Y2K COMPUTER ISSUE

         The Company did not experience any impact from the date change occurring between December 31, 1999 and January 1, 2000, commonly known as the "Y2K Risk", and does not expect to experience any significant problems in the future.

COMPETITION

         The healthcare industry is highly competitive and is subject to continuing changes in the provision of services and the selection and compensation of providers. In addition, certain businesses, including hospitals and insurers, are expanding their presence in the physician management market. The Company's operations compete with national, regional and local companies in providing its services. Excluding individual physicians and small medical groups, many of the Company's competitors are larger and better capitalized, provide a wider variety of services, have greater experience in providing health care management services and may have longer established relationships with buyers of such services.

GOVERNMENT REGULATION

         As a participant in the health care industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, State and local levels. The Company has structured its operations to be in material compliance with applicable laws. Nevertheless, because of the uniqueness of the structure of the relationship of the Physician Practices and Ancillary Services owned or acquired by the Company, many aspects of the Company's actual and proposed business operations have not been the subject of State or federal regulatory interpretation and there can be no assurance that a review of the Company's or the affiliated physicians' business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or the affiliated physicians, or that the healthcare regulatory environment will not change so as to restrict the Company's or the affiliated physicians' existing operations or their expansion.

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

RISKS OF CHANGES IN PAYMENT FOR MEDICAL SERVICES

         The United States Congress and many State legislatures routinely consider proposals to reform or modify the health care system, including measures that would control healthcare spending, convert all or a portion of government reimbursement programs to managed care arrangements and reduce spending for Medicare, Medicaid and State health programs. These measures can affect healthcare companys' cost of doing business and contractual relationships. There can be no assurance that such legislation; programs and other regulatory changes will not have a material adverse effect on the Company. The profitability of the Company may also be adversely affected by cost containment decisions of third party payors and other payment factors over which the Company has no control.

EMPLOYEES

         Metcare had 168 employees on June 30, 1999. As of June 30, 2000, the Company had approximately 70 full-time employees. Of the total, seventeen (17) were employed at the Company's executive offices. No employee of the Company is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

          As of June 30, 1999 the Company was located at 5100 Town Center, Boca Raton, Florida. However, as of the date of filing, the Company's Executive offices are presently located at 500 Australian Avenue South, Suite 1000, West Palm Beach, Florida where it occupies 10,936 square feet at a monthly rental of approximately $16,595.38 pursuant to a sublease expiring December 31, 2002. The Company relocated its corporate offices April 15, 2000.

         Magnetic Imaging Systems, I, Ltd. during fiscal year 1999 leased approximately 4,656 square feet for diagnostic facilities located in Fort Lauderdale, Florida at a monthly rental rate of approximately $13,126 plus real estate taxes. This lease expires December 31, 2003, and is leased from Dr. Kagan, a former Director of the Company. Dr. Kagan is a former Vice President of the Company and Medical Director of the MRI Scan Center. The lease was assigned to Dr. Kagan as part of the Global Settlement Agreement and First Amendment Agreement as of December 15, 1999. (See LEGAL PROCEEDINGS: MRI).

         GMA occupied approximately 1,800 square feet in North Miami, Florida at a monthly rental of approximately $5,140. The term of this lease is month to month. This lease was terminated as of June 30, 2000 and the premises were vacated in conjunction with its consolidation with the Skylake practice.

         Datascan's offices during fiscal year 1999 were located at 2301 West Sample Road, Building 4, Suite 2A, Pompano Beach, Florida 33073 where it occupies approximately 5,000 square at a monthly rental of approximately $2,900. This lease expired on July 13, 1999. The lease was assigned to the former owner as part of a settlement agreement dated December 31, 1999 (see LEGAL
PROCEEDINGS: Datascan).

         The Skylake Practice occupies approximately 4,800 square feet in North Miami Beach, Florida at a monthly rental of $13,931. This lease expires on June 30, 2000. As of July 1, 2000 a new lease was signed for five years with an annual base rent of $6,194.

         During fiscal year 1999 the Company leased approximately 5,740 square feet for diagnostic facilities in Fort Lauderdale, Florida at a monthly rate of approximately $7,395 which lease expires December 31, 2003, and is leased from KFK Enterprises, Inc., a corporation in which Dr. Kagan, an employee and former Director of the Company, is a principal shareholder. The lease was assigned to the former owner as part of a settlement agreement dated December 31, 1999 (see LEGAL PROCEEDINGS: MRI).

         None of the Company's properties, except as otherwise indicated, are leased from affiliates.

ITEM 3. LEGAL PROCEEDINGS

MRI SCAN CENTER, INC. AND DR. KAGAN

         As of December 15, 1999 the Company entered into a Global Settlement Agreement and First Amendment Addendum to the Global Settlement Agreement (Agreements) dated January 17, 2000 with Dr. Kagan and other parties. The Agreements provide for a negotiated settlement of any and all disputes and differences, cancellation of any and all existing agreements, promissory notes, employment agreements, lease and contracts, including but not limited to the Acquisition Documents of August 20, 1996. As part of the agreement, all parties have exchanged general releases in favor of each other.

         Also, as a condition of the settlement, the Company agreed to retain Dr. Kagan to undertake and interpret not less than ten (10) scans per month for forty-eight (48) months commencing January 1, 2000 and pay Kagan $5,000 per month.

PRIMEDICA HEALTHCARE, INC.

         The Company entered into litigation with regard to the Primedica acquisition agreement. This litigation was subsequently settled whereby the parties entered into a settlement agreement that reduced the total outstanding debt to $1,512,235 from $4,745,364. The settlement agreement provided for payments of $25,000 per week. A change in anticipated payments under our full risk contract caused the Company to default on the agreement. As a result of this change, the Company and Primedica then entered into a forbearance agreement, which increased the amount of the debt to $2,000,000 while maintaining the weekly payments of $25,000. At June 30, 1999 the Company was in default of the Forbearance Agreement and, accordingly, the amount owed to Primedica was adjusted to $4,745,364. As of August 4, 2000 the Company has entered into a new agreement in which Primedica acknowledged the payments of $700,000 and it continues the weekly payments of $25,000 for 32 weeks, with a balloon payment of $500,000 equaling a total of $2,000,000 in March 2001. In the event the Company is not able to meet this obligation, the Company may continue payments through December 2001 with a balloon payment, bringing the total to $2,500,000. In the event of a default by the Company in the required payments to Primedica, the Company shall be obligated to pay the full amount of $4,745,364.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fiscal year ended June 30, 1999.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Warrants are currently traded on the NASDAQ SmallCap Stock Market ("NASDAQ") OTC Bulletin Board under the symbols "MDPA" and "MDPAW", respectively. The following table sets forth the high and low closing bid prices for the common stock and warrants, as reported by NASDAQ:

                                                      High                 Low
                                                      ($)                  ($)
     Common Stock
     Quarter ended September 30, 1997                 6.125                3.375
     Quarter ended December 31, 1997                  7.375                5.625
     Quarter ended March 31, 1998                     6.125                2.500
     Quarter ended June 30, 1998                      4.063                2.750
     Quarter ended September 30, 1998                 3.813                2.500
     Quarter ended December 31, 1998                  2.875                1.188
     Quarter ended March 31, 1999                     1.870                .065
     Quarter ended June 30, 1999                      1.938                .344

     Warrants
     Quarter ended September 30, 1997                 0.97                 0.44
     Quarter ended December 31, 1997                  1.06                 0.53
     Quarter ended March 31, 1998                     0.66                 0.25
     Quarter ended June 30, 1998                      0.59                 0.31
     Quarter ended September 30, 1998                 0.47                 0.25
     Quarter ended December 31, 1998                  0.28                 0.09
     Quarter ended March 31, 1999                     0.13                 0.03
     Quarter ended June 30, 1999                      0.13                 0.01

         The Company has not declared or paid any dividends on its common stock. The Company presently intends to invest its earnings, if any, in the development and growth of its operations.

         In addition, the Company is not in compliance with Securities and Exchange Commission and NASD reporting requirements with respect to annual, quarterly and certain disclosure related filing requirements. In this regard, should the Company remain deficient in its filing requirements, it may lose its eligibility for quotation and be subject to removal from the OTCBB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The Company had operating revenues of $18,501,497 for fiscal 1999, as compared to revenues of $14,025,264 for fiscal 1998, a $4,476,233 increase (31.9%). The Company's Losses from Operations for fiscal 1999 and 1998 were $7,841,805 and $4,604,190, respectively. In 1999, the Company generated its medical revenues from Patients in the amount of $9,606,854, MSO revenues of $8,862,826 and Billing Services revenue of $31,817. Fiscal 1999 MSO revenues amounted to 47.9% of total revenues compared to 11.7% for the year earlier period.

         Management believes that future growth in revenues will result from increases in its present HMO contracts, new HMO contracts, and from revenues relating to its strategic alliances in providing products and services including mail order pharmacy, physician purchasing of supplies and equipment and telemedicine.

         The Company had operating expenses of $26,343,302 for fiscal 1999, as compared to expenses of $18,629,454 in 1998, a $7,713,848 increase. Direct medical costs increased by $6,052,631 in 1999 from $1,294,347 in 1998. Direct medical costs are associated with the MSO operations and include costs representing direct medical payments to physician providers, hospitals and ancillary services on a capitation and fee for service basis.

         Payroll related expenses totaling $7,046,342 for fiscal 1999 were 1% lower than in the prior year and represented 26.7% of the total operating expenses. For fiscal 1998, payroll related expenses accounted for $7,114,017 or 38.2% of the total operating expenses. The reduction was a result of the Company's assessment of the various job functions and efforts to streamline operations.

         Rent expense amounted to $1,955,352 or 7.4% of the total operating expenses for fiscal 1999 and $1,159,356 or 6.2% for 1998. This increase of $795,996 is due to a full year's rent expense for the acquisition of the Skylake and other new practices, and the addition of new locations. The rent expense for the corporate offices was approximately $120,000 for the year ended June 30, 1999. As of April 15, 2000, the Company vacated the corporate offices and moved to its new location in West Palm Beach. There is sufficient capacity at these locations for future growth.

         Bad debt expense totaled $1,060,856 or 4% of the total operating expenses for fiscal 1999 as compared to $1,723,425 or 9.3% for 1998. The decrease in Bad Debt Expense for 1999 of $662,569 was primarily due to a decrease in the MRI and Datascan business and improved collection procedures.

         Consulting expense increased $798,608 to $1,000,608 or 3.8% of the total operating expenses for the fiscal year 1999 as compared to $202,000 or 1.1% for 1998. In fiscal year 1999, the Company contracted with consultants to provide services relating to the expansion of medical offices and to review its business plan to make recommendations regarding new strategic initiatives.

         General and administrative expenses increased by $316,443 to $5,379,189 (5.9%) and were 20.4% of the total operating expenses as compared to $5,062,746 or 27.2% for 1998. The increase in expense was primarily due to increases in legal and professional fees due to the litigation in 1999. The Company effectively settled all its material and significant litigation as of December 31, 1999.

         Depreciation and amortization totaled approximately $1,870,774 or 7.1% of the total operating expenses for fiscal 1999 and $1,415,515 or 7.6% for 1998. This increase of $455,229 is due to the combination of having a full year's depreciation and amortization on previously acquired assets, and the acquisition of assets during 1999.

         Interest expense was $683,203 in fiscal year 1999 compared to $658,048 in fiscal 1998. This increase is due to additional interest costs on financing debt and increases in rates on various loans in fiscal 1999.

         The loss relating to the Primedica transaction of approximately $2,206,000 reflects the difference between the amount that was originally booked at the time of the acquisition and the subsequent additional obligation resulting from the payment schedule defaults

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the Company's net loss of $10,319,816 for fiscal year 1999, which included the costs associated with restructuring, closing of operations, cost of severance and separation agreements, the Company has experienced liquidity and cash flow problems. Current operations and the Company's future development and growth may be hampered if the Company is not able to raise additional capital. There can be no assurance that the Company will be able to raise sufficient capital.

         While the Company's net loss exceeded $10,000,000 in fiscal 1999, approximately $5,439,843 was attributable to non-cash items, including stock and stock options issued for services and compensation, loss on Primedica, disposal of assets and depreciation and amortization. The Company's cash needs in fiscal 1999 were met in part by an advance from an HMO of approximately $1,000,000 and certain private borrowings totaling approximately $300,000. Subsequent to June 30 1999, the Company raised additional equity of $1,420,000 in connection with the issuance of convertible debt and common stock.

         The primary source of the Company's liquidity is derived from its payments from its full-risk contracts with HMOs. In addition the Company has other revenues and accounts receivable, which are financed under a line of credit. Such borrowings are available on a formula basis taking into account the amount and age of eligible receivables. Borrowings amounted to $1,039,149 at June 30, 2000. Metcare is negotiating with its current lender to restructure its line of credit. The Company currently has no additional availability under the current line.

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

ITEM 7. FINANCIAL STATEMENTS

         The financial statements required to be filed hereunder are included under Item 13 (a) (1) of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         As of June 30, 1999, the directors, control persons and executive officers of the Company were as follows:

         NAME                               AGE               TITLE
         Noel J. Guillama                   39                Chairman, President, Chief Executive Officer and
                                                                  Director
         Debra A. Finnel                    37                Chief Operating Officer-MSO Division
         Daniel L. Beckett                  40                Chief Accounting Officer
         Walter A. Fox, D.O.                71                Director
         Mark K. Gerstenfeld                56                Director
         Paul Preste                        47                Director
         Karl Sachs                         63                Director

--------------

As of June 30, 2000, the directors, control persons and executive officers of the Company are as follows:

         NAME                               AGE               TITLE
         Fred Sternberg                     60                Chairman, President, Chief Executive Officer and
                                                                  Director
         Debra A. Finnel                    38                Vice-President and Chief Operating Officer
         David S. Gartner, CPA              42                Chief Financial Officer and Secretary
         Michael Cahr                       60                Director
         Marvin Heiman                      54                Director
         Mark K. Gerstenfeld                56                Director
         Paul Preste                        47                Director
         Karl Sachs                         63                Director
         Michael Earley                     45                Director

         MARK K. GERSTENFELD has served as Director of the Company since October 9, 1998. In addition, Mr. Gerstenfeld has served from October of 1996 to present as an advisor to the Company. Mr. Gerstenfeld has since 1986 served as Vice President of Sales at Action West in New York, NY. Mr. Gerstenfeld received a Bachelor or Arts degree from Michigan State University in East Lansing Michigan and a MBA in marketing and marketing research from City College of New York, Baruch School of Business.

         KARL M. SACHS, CPA has served as a Director of the Company since March 15, 1999. He is a founding partner of the Miami-based public accounting firm of Sachs & Focaracci, P.A. A certified public accountant for more than 21 years, Mr. Sachs is a member of the American Institute of Certified Public Accountants, Personal Financial Planning and Tax Sections; Florida Institute of Certified Public Accountants; and the National Association of Certified Valuation Analysts. The firm of Sachs & Focaracci, P.A. serves the financial and tax needs of its diverse clients in addition to providing litigation support services. Mr. Sachs is a qualified litigation expert for the U.S. Federal District Court, U.S. District Court, U.S. Bankruptcy Court and Circuit Courts of Dade and Broward Counties. He is a graduate of the University of Miami where he received his BS in Business Administration. He also holds a Series 65 Securities License and a Life Insurance and Annuity License.

         PAUL PRESTE, M.D. has served as a member of the Board of Directors since March 15, 1999. He owned and operated a private medical practice from 1981 through 1992. From 1993 to 1994, he was associated with Intermed and returned to his private practice in 1995. Dr. Preste was owner of a 30-bed retirement facility from 1983 to 1987 and a 100-bed retirement home from 1987 to 1991. He is affiliated with Holy Cross Hospital, AMI - North Ridge Medical Center and HTI
- Cleveland Clinic Hospital (Ft. Lauderdale, Florida). Dr. Preste received his Bachelor of Science degree, summa cum laude, from the University of Florida in 1974, his Doctor of Medicine degree from the University of South Florida in 1978 and completed his residency in Internal Medicine at the University of South Carolina in 1981.

         FRED STERNBERG, President - Mr. Sternberg has been a director and President of the Company since January 2000. For more than five years prior thereto, Mr. Sternberg, through Sternco, Inc., has been involved in the healthcare industry, providing consulting services relating to billings/collections, accounts receivables (AR) financing and mobile diagnostics companies. Mr. Sternberg has also provided consulting services to assisted care living facilities and skilled nursing homes as well as a dental management company.

         DEBRA A. FINNEL, has been associated with the Company since January 1999 as Vice President and Chief Operating Officer. Prior to joining the Company in January 1999 and for more than five years prior thereto, Ms. Finnel was President of Advanced HealthCare Consultants, Inc., which managed and owned physician practices in multiple states and provided turnaround consulting to managed care providers, MSOs, IPAs and hospitals.

         DAVID S. GARTNER, CPA., joined the Company in November 1999 as its Chief Financial Officer. He has 19 years experience in accounting and finance, including nine years of specialization in the healthcare industry. Most recently, Mr. Gartner served for two years as Chief Financial Officer of Medical Specialists of the Palm Beaches, Inc., a large Palm Beach County multi-practice, multi-specialty group of 40 physicians. Prior to Medical Specialists, he held the position of Chief Financial Officer at National Consulting Group, Inc., a treatment center licensed for 140 inpatient beds in New York and Florida, from 1991 to 1998.

         MICHAEL CAHR has served as a director of the Company since February 2000. He is currently the Chief Executive Officer of IKEDEGA a video server technology company. Prior he was the Chairman of Allscripts, Inc. a publicly traded prescription management company from September 1997 through March 1999. At Allscripts he successfully refocused the company to an Internet-based technology company and raised $20 million leading to a successful IPO in 1999. Prior to Allscripts, Mr. Cahr was the Venture Group Manager for Allstate Venture Capital where he oversaw investments of over $100 million in technology, healthcare services, biotech pharmaceuticals and medical services. Mr. Cahr received his Bachelor of Arts degree in Economics from Colgate University and Masters of Business Administration from Farleigh Dickinson University.

         MARVIN HEIMAN has served as a director of the Company since March 2000. He is President and Chairman of the Board of Sussex Financial Group, Inc. and Sussex Insurance Group, an asset money manager for hundreds of physicians in the Chicago area. He also manages group health plans for many physician practices. From 1970 to 1981 he was President of Curtom Record Company and Division Vice-President of Curtom/Warner Bros. Record Company from 1975-1978. Mr. Heiman is a licensed Broker/Dealer with NASD and licensed with the SEC. He is also a member of the International Association for Financial Planners, Real Estate Securities Syndication Association, a recognize Platinum member of the International Association for Financial Planners, AIPAC and a member of the International Platform Association. Mr. Heiman's biography appears in Who' Who in America, Who's Who in Finance, Who's Who in Emerging Leaders in America, and Men of Achievement 1990/91 Cambridge, England. He has also been the recipient of the American Jewish Committee "Humanitarian" award in 1978. Mr. Heiman is also a partner in the Chicago White Sox baseball team.

         MICHAEL EARLEY has served as a Director of the Company since June 2000. He is currently President of Collins Associates, an institutional money management firm. He was previously a principal and owner of Triton Group Management, Inc., which provided financial and management consulting services to a variety of clients. From 1986 to 1997, he served in a number of senior management roles including CEO and CFO of Intermark, Inc. and Triton Group Ltd., both publicly traded diversified holding companies. Mr. Earley received undergraduate degrees in Accounting and Business Administration from the University of San Diego. From 1978 to 1983, he was an audit and tax staff member of Ernst & Whinney.

         NOEL J. GUILLAMA served as Chairman, and President and Chief Executive Officer since inception in January 1996 until February 2000. During 1995, Mr. Guillama served as a health care consultant to public and private health care providers and companies. During 1995, he was Vice President of Development for MedPartners, Inc., a Birmingham, Alabama-based physician practice management public company. From 1991 to 1994, he served as Director and Vice President of Operations of Quality Care Networks, Inc.

         WALTER A. FOX, D. O., M.Sc., F.A.C.O.I., served as Director of the Company since October 9, 1998 until February 4, 2000. From 1994 to 1997, Dr. Fox was practicing internal medicine for the Lake Hospital System based in Gainesville, Ohio. From 1992 to 1994, Dr. Fox served as Medical Director of Southern Community Medial Center in Ft. Lauderdale, Florida. Dr. Fox received a Bachelor or Science degree from Albright College in Reading, Pennsylvania and a Doctorate of Osteopathic degree from Philadelphia College of Osteopathic Medicine in Philadelphia, Pennsylvania. Dr. Fox received a Fellowship from the American College of Osteopathic Internist and a 30-Year Service Award from the College of Osteopathic Internist. He is a member of the American Medical Association and the American Osteopathic Association.

BOARD OF DIRECTORS

         Election of Officers
         --------------------

         Each director is elected at the Company's annual meeting of shareholders and holds office until the next annual meeting of stockholders, or until the successors are elected and qualified. At present, the Company's bylaws provide for not less than one (1) director. Currently, there are seven (7) directors in the Company. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. Other than as indicated above, there are no family relations among any officers or directors of the Company. The officers of the Company devote full time to the business of the Company.

         Board Committees
         ----------------

         The Company has three (3) committees, an Audit and Compensation Committee, Executive Committee and Regulatory Compliance Committee. As of March 27, 2000, the Audit and Compensation Committee consists of Messrs. Sachs, Cahr and Heiman. The Audit and Compensation Committee makes recommendations to the Board of Directors regarding the compensation for executive officers and consultants of the Company, selection of independent auditors, reviews the results and scope of the audit, other services provided by the Company's independent auditors, reviews and evaluates the Company's internal control functions. During fiscal 1999, the Audit and Compensation Committee members were Messrs. Guillama, Fox and Gerstenfeld.

         As of June 30, 1999, the Executive Committee was established and shall have and may exercise the power of the Board of Directors in the management of the business and affairs of the Corporation at any time when the Board of Directors is not in session. The Executive Committee shall, however, be subject to the specific directions of the Board of Directors. As of March 27, 2000, it is composed of Messrs. Cahr, Gerstenfeld, and Heiman. All actions of the Executive Committee require a unanimous vote. During fiscal 1999, the Executive Committee consisted of Messrs. Guillama and Gerstenfeld.

         As of March 27, 2000, the Regulatory Compliance Committee consists of Messrs. Sachs, Preste and Cahr.

         Compensation of Directors
         -------------------------

         The Company reimburses all Directors for their expenses in connection with their activities as Directors of the Company. The Directors make themselves available to consult with the Company's management. One (1) of the seven (7) Directors of the Company is also an employee of the Company and did not receive additional compensation for his services as Director. A formal compensation and stock option plan is anticipated to be adopted for the Company's outside Directors in the near future. All outside directors have received 40,000 options upon joining the Board, of which 20,000 vest immediately and the other 20,000 after one year.

         Compliance with Section 16(a) of the Securities Exchange Act of 1934
         --------------------------------------------------------------------

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

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the

Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than (10%) percent beneficial owners were complied with during the year ended June 30, 1999.

ITEM 10. EXECUTIVE COMPENSATION.

         The following tables present information concerning the cash compensation and stock options provided to the Company's Chief Executive Officer and each additional executive officer whose total annualized compensation exceeded $100,000 for the year ended June 30, 1999 ("fiscal 1999"). The notes to these tables provide more specific information regarding compensation.

SUMMARY COMPENSATION TABLE

         Annual Compensation
         -------------------

                                                                                    Long-term
                                                                                  Compensation
                                                                                     Awards
                                                                                   Securities
                                                                Other Annual       Underlying
Name and                    Fiscal      Salary        Bonus     Compensation      /Options SARs      All Other
Principal Position           Year          $            $             $                (#)          Compensation
------------------           ----      ----------   ----------   ------------     --------------    ------------
Noel J. Guillama
Chairman of the Board,       1998        83,300                    11,592
President,
Chief Executive Officer      1999        41,666                   197,989

Robert L. Kagan, MD
Vice President and           1998       558,100       77,500        7,700
Medical Director  MRI
Scan Center

Michael P. Goldstein
Director, Acting Chief       1998       148,400                     8,400
Operating Officer and
President Metcare
Diagnostic Services

Roman G. Fisher              1997       125,000       15,166
Executive Vice President,    1998       120,000                     5,000
Acting Chief Operating
Officer - MRI Scan Center

Options Granted in the Year Ended June 30, 1999 to Executives

                             Number of             % of Total
                             Securities            Options/
                             Underlying            SARs
                             Options/              Granted to           Exercise or
                             SARs                  Employees in         Base Price             Expiration
                             Granted               Fiscal Year          ($/Share)              Date
                             -------               -----------          ---------              ----
Name
NONE



         Total number of options granted to non-executives during the year ended June 30, 1999 was 1,331,975.

Aggregated Fiscal Year-End Option Value Table

         The following table sets forth certain information concerning unexercised stock options as of June 30, 1999. No stock appreciation rights were granted or are outstanding.


                                                                                 Value of Unexercised
                            Number of Unexercised Options                            In-the-Money
                                Held at June 30, 1999                        Options at June 30, 1999 1
                                ---------------------                        --------------------------
Name                      Exercisable        Unexercisable                Exercisable         Unexercisable
----                      -----------        -------------                -----------         -------------
                          (#)                (#)                          ($)                 ($)
                          ---                ---                          ---                 ---
Robert Kagan                80,000           20,000
Donald B. Cohen            306,000

1 The closing sale price of the Common Stock on June 30, 1999 as reported by NASDAQ was $0.50 per share. Value is calculated by multiplying (a) the difference between $0.50 and the option exercisable price by (b) the number of shares of Common Stock underlying.

         Compensation of Directors. For the fiscal period ending June 30, 1999, all directors who received remuneration in excess of $100,000 are listed above.

         Employment Agreements. Effective February 29, 2000 Mr. Guillama resigned as President, CEO and as a Director of the Company. Mr. Guillama has entered a consulting agreement for one year. As part of his termination agreement he is to receive 200,000 cashless options at an average per share price of approximately $1.00, which shall expire within thirty (30) months from February 29, 2000.

         In connection with employment with the Company, each of Fred Sternberg and Debra Finnel have entered into written contracts with the Company providing for base compensation of $150,000 and $125,000, respectively, together with additional bonus provisions based on performance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the Company's Common Stock beneficially owned at June 30, 2000 (i) by each person who is known by the Company to own beneficially 5% or more of the Company's common stock; (ii) by each of the Company's directors; and (ii) by all executive officers and directors as a group.

                                                                                  Percentage of
Name/Address of                                 Beneficial Ownership          Beneficial Ownership
Beneficial Owner                                    Common Stock                  Common Stock
----------------                                    ------------                  ------------
Noel J. Guillama (1)                                 1,490,666                          8.29%
Martin Harrison, M.D. (2)                            5,291,372                         29.46%
Fred Sternberg (3)                                     923,850                          5.14%
Paul Preste, M.D. (4)                                   57,500                          0.32%
Karl Sachs (5)                                         240,000                          1.34%
Mark Gerstenfeld (6)                                   400,666                          2.23%
Michael Cahr (7)                                       278,924                          1.55%
Marvin Heiman (8)                                      149,276                          0.83%
Michael Earley (9)                                      20,000                          0.11%
David Gartner (10)                                      50,000                         0.003%
Debbie Finnel(11)                                      200,000                          1.11%
Directors and Executive
Officers as a group
(9 persons)                                          2,320,216                         12.92%

-------------

(1) Includes (1) 1,021,000 held by Mr. Guillama,(32) 265,000 shares held by Guillama Family Holdings, Inc., a corporation in which Mr. Guillama is an officer, (3 ) 142,000 shares held by Mr. Guillama as trustee for his minor son, and (4) 68,666 shares owned by Beacon Consulting Group, Inc., a corporation in which Mr. Guillama is a director. Does not include (1) 1,500,000 shares currently held as collateral for an existing loan, (2) 50,000 shares issuable upon exercise of options at a price of $0.50 until July 23, 2005, (3) 50,000 shares issuable upon exercise of options at a price of $0.75 from January 28, 2001 to January 28, 2006, (4) 50,000 shares issuable upon exercise of options at a price of $1.00 from July 28, 2001 to July 28, 2006 and (5) 50,000 options issuable upon exercise of options at a price of $1.25 from January 28, 2002 to January 28, 2007.

(2) Includes (1) 4,391,372 shares held by Dr. Harrison and (2) 900,000 shares held by H3O, Inc., a corporation which Dr. Harrison is a Director. Does not include: (1) 7,000 shares issuable upon exercise of options at a price of $6.938 per share until April 18, 2003, (2) 7,000 shares issuable upon exercise of options at a price of $7.938 per share until April 18, 2003, (3) 7,000 shares issuable upon exercise of options at a price of $6.938 per share until October 18, 2003, (4) 7,000 shares issuable upon exercise of options at a price of $7.938 per share until October 18, 2003, (5) 7,000 shares issuable upon exercise of options at a price of $6.938 per share until April 18, 2004, (6) 7,000 shares issuable upon exercise of options at a price of $7.938 per share until April 18, 2004, (7) 7,000 shares issuable upon exercise of options at a price of $6.938 per share until October 18, 2004, (8) 7,000 shares issuable upon exercise of options at a price of $7.938 per share until October 18, 2004, (9) 7,000 shares issuable upon exercise of options at a price of $6.938 per share until April 18, 2005, or (10) 7,000 shares issuable upon exercise of options at a price of $7.938 per share until April 18, 2005.

(3) Includes (1) 405,850 shares held by Sternco, Inc., a corporation which Mr. Sternberg is a President, (2) 18,000 shares held by Mr. Sternberg's wife, (3) 300,000 shares issuable upon the exercise of options at a price of $0.30 per share until March 15, 2005, (4) 100,000 shares issuable upon the exercise of options by Sternco, Inc. at a price of $0.75 per share until May 7, 2004, and
(5) 100,000 shares issuable upon the exercise of options by Sternco, Inc. at a price of $1.00 per share until May 7, 2004. Does not include (1) 100,000 shares issuable upon the exercise of options by Sternco, Inc. at a price of $2.00 per share with vesting based upon certain earnings criteria of the Company or (2) 1,000,000 shares that may be issued upon the exercise of options at a price of $0.50 per share with vesting based upon certain earnings criteria of the Company.

(4) Includes (1) 17,500 shares held by Dr. Preste, (2) 20,000 shares issuable upon exercise of options at a price of $0.30 until May 7, 2004 and (3) 20,000 shares issuable upon exercise of options at a price of $0.30 per share until April 23, 2005.

(5) Includes (1) 200,000 shares held by Mr. Sachs, (2) 20,000 shares issuable upon exercise of options at a price of $0.30 per share until March 15, 2004, and
(3) 20,000 shares issuable upon exercise of options at a price of $0.30 per share until March 15, 2004. Does not include 25,000 shares issuable upon exercise of options at a price of $0.30 per share from February 4, 2001 through February 4, 2002.

(6) Includes (1) 230,666 shares held by Mr. Gerstenfeld, (2) 20,000 shares issuable upon exercise of options at a price of $0.30 per share until October 8, 2003, (3) 20,000 shares issuable upon exercise of options at a price of $0.30 per share until April 8, 2004, (4) 80,000 shares issuable upon exercise of options at a price of $0.625 per share until March 15, 2004, (5) 25,000 shares issuable upon exercise of options at a price of $0.75 per share until November 7, 2004 and (6) 25,000 shares issuable upon exercise of options at a price of $0.75 per share until May 7, 2005. Does not include (1) 25,000 shares issuable upon exercise of options at a price of $0.75 per share from November 7, 2000 through November 7, 2005, (2) 25,000 shares issuable upon the exercise of options at a price of $0.75 per share from May 7, 2001 through May 7, 2006 or
(3) 25,000 shares issuable upon the exercise of options at a price of $0.75 per share from November 7, 2001 through November 7, 2006.

(7) Includes (1) 204,924 shares held by Michael Cahr, (2) 4,000 shares held by Michael Cahr as custodian for his son, (3) 20,000 shares issuable upon the exercise of options at the price of $0.75 per share until February 4, 2005 and
(4) 50,000 shares issuable upon the exercise of options at the price of $0.50 per share until April 4, 2001. Does not include 20,000 shares issuable upon the exercise of options at the price of $0.75 per share from February 4, 2001 through February 4, 2005.

(8) Includes (1) 129,276 shares held by Marvin Heiman and (2) 20,000 shares issuable upon the exercise of options at the price of $0.75 per share until February 17, 2005. Does not include 20,000 shares issuable upon the exercise of options at a price of $0.75 per share from February 17, 2001 through February 17, 2005.

(9) Includes 20,000 shares issuable upon the exercise of options at a price of $0.75 per share until June 9, 2005. Does not include 20,000 shares issuable upon the exercise of options at a price of $0.75 per share from June 9, 2001 through June 9, 2005.

(10) Includes 50,000 shares issuable upon the exercise of options at a price of $0.30 per share until February 4, 2001. Does not include 50,000 shares issuable upon the exercise of options at a price of $0.30 per share from November 11, 2000 to November 11, 2001 or 50,000 options issuable upon the exercise of options at a price of $0.30 per share from November 11, 2001 to November 11, 2002.

(11) Includes 150,000 shares issuable upon the exercise of options at a price of $0.30 per share until March 16, 2001 and 50,000 shares issuable upon the exercise of options at a price of $0.50 per share until October 8, 2005. Does not include 50,000 shares issuable upon the exercise of options at a price of $0.50 per shares from October 8, 2001 through October 8, 2006 or 50,000 shares issuable upon the exercise of options at a price of $0.50 per shares from October 8, 2002 through October 8, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company had a consulting agreement with Sternco, Inc., an affiliate of Fred Sternberg, that provides for commissions on any acquisition for which Sternco is or was the introducing party or materially contributed to such acquisition. Prior to becoming an officer and director of the Company's obligations were satisfied with the payment of $24,000 cash and 160,000 shares of commons stock.

         The facility leases between Dr. Robert Kagan and the Company are for the addresses 3122 East Commercial Boulevard and 3079 East Commercial Boulevard. The property located at 3122 East Commercial Boulevard is owned by Dr. Kagan, a former director of the Company, and leased by Magnetic Imaging Systems I, Ltd. The current rent is $13,126 per month net of expenses. The total square footage is 4,656 of office space plus an additional 2,000 square feet of garage. Magnetic Imaging Systems, I, Ltd. built the garage in 1987. The total leasehold improvements were approximately $285,289 at this location. Independent property appraisals were performed and both valued the properties at a maximum of $22 a square foot net of expenses. Magnetic Imaging Systems, I, Ltd. is currently paying $23.66 a square foot net of expenses for the 4,656 square feet of office space. This lease expires December 31, 2003. This lease has been assigned to Dr. Robert Kagan as part of the Global Settlement Agreement, whereby METCARE has been release of any and all responsibility and obligations.

         The property located at 3079 East Commercial Boulevard, is owned by KFK Enterprises, Inc., a Florida corporation and leased by Magnetic Imaging Systems, I, Ltd. Dr. Kagan, a former director of the Company owns approximately 50% of KFK Enterprises. The rental payment is $7,395 per month and the property is 5,740 square feet. Thus, Magnetic Imaging Systems, I, Ltd. is paying $15.46 per square foot net of expenses. The Company believes that this price is equal to current market value. Magnetic Imaging Systems, I, Ltd. made leasehold improvements of $139,289 at this location. This lease expires December 31, 2003. This lease has been assigned to Dr. Robert Kagan as part of the Global Settlement Agreement, whereby METCARE has been release of any and all responsibility and obligations.

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

ITEM 13.EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements

The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

(a) (2) Exhibits

         Exhibits marked with footnote one are filed herewith. The remainders of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. Each management contract or compensation plan or arrangement filed as an exhibit hereto is identified by a dagger (+).

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

10.29 Merger Agreement dated August 6, 1997 by and among the Company, Metcare, GMA and Martin Harrison, M.D. (2)

10.30             Promissory Note dated August 6, 1997. (2)

10.31 Consulting Agreement dated July 28, 1997, between the Company and Lion Capital. (3)

10.32 Promissory Note dated August 6, 1997, by the Company to Dr. Harrison, M.D. (3)

10.33 Post-Effective Amendment No. 1 to Merger Agreement dated October 1997, by and among Metropolitan Health Networks, Inc. ("Metropolitan"), Metcare III, Inc., General Medical Associates, Inc. and Martin Harrison. (4)

10.34 Agreement and Plan of Merger dated November 30, 1997 by and among the Company, Metcare VI, Inc. and Trident Medical Concepts, Inc. (5)

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

SIGNATURES

         Pursuant to the requirements of the Securities Act, as amended, the registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized in the Boca Raton, State of Florida on the 10th of August 2000.

METROPOLITAN HEALTH NETWORKS, INC.



                                      By: /s/ Fred Sternberg
                                      ------------------------------------------
                                      Fred Sternberg, President, Chief Executive
                                      Officer and Chairman

         Pursuant to the requirements of the Securities Act, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                   DATE
/s/ Fred Sternberg         President, Chief Executive                  August 10, 2000
------------------         Officer and Chairman of the Board
Fred Sternberg

/s/ David S. Gartner       Chief Financial Officer                     August 10, 2000
--------------------       and Secretary
David S. Gartner

_________________          Director                                    August 10, 2000
Karl Sachs

_________________          Director                                    August 10, 2000
Michael Cahr

_________________          Director                                    August 10, 2000
Marvin Heiman

_________________          Director                                    August 10, 2000
Mark Gerstenfeld

_________________          Director                                    August 10, 2000
Michael Earley

__________________         Director                                    August 10, 2000
Paul Preste

                               METROPOLITAN HEALTH
                         NETWORKS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999





--------------------------------------------------------------------------------

C O N T E N T S

                                                                                                              Page
-------------------------------------------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT                                                                                   F-1

CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheet                                                                                         F-2

         Statements of Operations                                                                              F-3

         Statements of Changes in Stockholders' Equity (Deficiency In Assets)                                  F-4

         Statements of Cash Flows                                                                              F-5-6

         Notes to Financial Statements                                                                         F-7-26

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Board of Directors and Stockholders
Metropolitan Health Networks, Inc. and Subsidiaries
West Palm Beach, Florida


We have audited the accompanying consolidated balance sheet of Metropolitan Health Networks, Inc. and Subsidiaries as of June 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficiency in assets), and cash flows for each of the two years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Health Networks, Inc. and Subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.




                                                  KAUFMAN, ROSSIN & CO., P.A.


June 16, 2000
Miami, Florida

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 1999

-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
     Accounts receivable, net of allowances of $5,042,376                                                    $       3,459,245
     Other current assets                                                                                               96,349
-----------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                                        3,555,594

PROPERTY AND EQUIPMENT, net of accumulated depreciation of                                                           4,316,128
   $2,673,841 (Not 4)

GOODWILL, net of accumulated amortization of $958,722 (Note 1)                                                       3,842,840

INTANGIBLE ASSETS, net of accumulated amortization of $36,458                                                          182,292

OTHER ASSETS                                                                                                            47,893
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                             $      11,944,747
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND DEFICIENCY IN ASSETS
-----------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
     Accounts payable                                                                                        $       2,529,884
     Advances from HMO                                                                                               1,089,000
     Due to related parties (Note 9)                                                                                   300,144
     Accrued expenses                                                                                                1,665,399
     Medical costs payable                                                                                             357,940
     Line of credit (Note 7)                                                                                           132,231
     Current maturities of capital lease obligations (Note 6)                                                          848,120
     Current maturities of long-term debt (Note 8)                                                                   5,764,221
-----------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                                                  12,686,939

CAPITAL LEASE OBLIGATIONS (NOTE 6)                                                                                   2,280,705

LONG-TERM DEBT (NOTE 8)                                                                                                477,902

COMMITMENTS AND CONTINGENCIES (NOTE 13)

DEFICIENCY IN ASSETS (NOTE 11)                                                                                      (3,500,799)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                             $      11,944,747
-----------------------------------------------------------------------------------------------------------------------------------


                             See accompanying notes.
                                      F-2

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1999 AND 1998

------------------------------------------------------------------------------------------------------------------------------------

                                                                                             1999                     1998
------------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                                             $       18,501,497        $      14,025,264
------------------------------------------------------------------------------------------------------------------------------------

EXPENSES
     Direct medical costs                                                                     7,346,978                1,294,347
     Payroll, payroll taxes and benefits                                                      7,046,342                7,114,017
     Depreciation and amortization                                                            1,870,774                1,415,515
     Bad debt expense                                                                         1,060,856                1,723,425
     Rent and leases                                                                          1,955,352                1,159,356
     Consulting expense                                                                       1,000,608                  202,000
     Interest                                                                                   683,203                  658,048
     General and administrative                                                               5,379,189                5,062,746
------------------------------------------------------------------------------------------------------------------------------------
         Total expenses                                                                      26,343,302               18,629,454
------------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                               (          7,841,805)     (         4,604,190)
------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Loss on Primedica (Note 3)                                                    (          2,206,448)                       -
     Loss on disposal of assets (Note 3)                                           (            362,003)     (           330,000)
     Other                                                                                       90,440      (           232,135)
------------------------------------------------------------------------------------------------------------------------------------
         Total other income (expense)                                              (          2,478,011)     (           562,135)
------------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                           ( $       10,319,816)     ( $       5,166,325)
====================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                          7,185,142                5,597,803
====================================================================================================================================

     NET LOSS PER SHARE, basic and diluted                                         ( $             1.44)     ( $            0.92)
===================================================================================================================================



                             See accompanying notes.



METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
YEARS ENDED JUNE 30, 1999 AND 1998


                                                                                           Common
                                                          Preferred       Preferred         Stock          Common
                                                            Shares          Stock          Shares           Stock
---------------------------------------------------------------------------------------------------------------------
BALANCES - JUNE 30, 1997                                           -   $           -      5,210,825   $       5,211

Issuance of series A Preferred Stock (Note 11)                 5,000         500,000              -               -

Issuance of series B Preferred Stock (Note 11)                 1,200       1,200,000              -               -

Issuances of common stock                                          -               -        625,142             625

Issuance of options in lieu of compensation                        -               -              -               -

Exercise of options (Note 12)                                      -               -        470,602             471

Conversion of securities available for sale to the
     trading account                                               -               -              -               -


Dividends on preferred stock (Note 11)                             -               -              -               -

Net loss                                                           -               -              -               -
---------------------------------------------------------------------------------------------------------------------

BALANCES - JUNE 30, 1998                                       6,200       1,700,000      6,306,569           6,307

Conversion of preferred shares into common shares      (         700)  (     700,000)     1,297,305           1,297

Returned or retired shares (Note 3)                                -               -   (    114,354)  (         114)

Shares issued in lieu of compensation                              -               -        426,427             426

Shares issued for consulting services                              -               -        540,500             541

Shares issued for marketing services                               -               -        250,000             250

Shares issued for legal services                                   -               -         25,000              25

Shares issued for director's fees                                  -               -         18,000              18

Shares issued for non-compete agreement                            -               -        125,000             125

Contingent shares issued in connection with acquisition            -               -        225,000             225

Exercise of options (Note 12)                                      -               -        252,318             252

Dividends on preferred stock (Note 11)                             -               -              -               -

Options granted for services rendered (Note 12)                    -               -              -               -

Issuance of options in lieu of compensation (Note 12)              -               -              -               -

Net loss                                                           -               -              -               -
---------------------------------------------------------------------------------------------------------------------

                                                               5,500   $   1,000,000      9,351,765   $       9,352
---------------------------------------------------------------------------------------------------------------------

[RESTUBBED]



                                                                                                  Unrealized Gain
                                                                    Additional                     On Securities
                                                                     Paid-in                       Available For
                                                                     Capital         Deficit           Sale           Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCES - JUNE 30, 1997                                         $   8,675,586   ($  1,747,993)  $      40,916   $  6,973,720

Issuance of series A Preferred Stock (Note 11)                   (      40,000)              -               -        460,000

Issuance of series B Preferred Stock (Note 11)                   (      84,946)              -               -      1,115,054

Issuances of common stock                                            1,768,853               -               -      1,769,478

Issuance of options in lieu of compensation                            127,000               -               -        127,000

Exercise of options (Note 12)                                            3,959               -               -          4,430

Conversion of securities available for sale to the                                                      40,916)
     trading account                                                         -               -   (               (     40,916)


Dividends on preferred stock (Note 11)                                       -   (      10,000)              -   (     10,000)

Net loss                                                                     -   (   5,166,325)              -   (  5,166,325)
---------------------------------------------------------------------------------------------------------------------------------

BALANCES - JUNE 30, 1998                                            10,450,452   (   6,924,318)              -      5,232,441

Conversion of preferred shares into common shares                      698,703               -               -              -

Returned or retired shares (Note 3)                              (     276,594)              -               -   (    276,708)

Shares issued in lieu of compensation                                  428,159               -               -        428,585

Shares issued for consulting services                                  228,509               -               -        229,050

Shares issued for marketing services                                   127,000               -               -        127,250

Shares issued for legal services                                        81,225               -               -         81,250

Shares issued for director's fees                                        6,282               -               -          6,300

Shares issued for non-compete agreement                                218,625               -               -        218,750

Contingent shares issued in connection with acquisition          (         225)              -               -              -

Exercise of options (Note 12)                                           89,748               -               -         90,000

Dividends on preferred stock (Note 11)                                       -   (      47,503)              -   (     47,503)

Options granted for services rendered (Note 12)                        576,310               -               -        576,310

Issuance of options in lieu of compensation (Note 12)                  153,292               -               -        153,292

Net loss                                                                     -   (  10,319,816)              -   ( 10,319,816)
---------------------------------------------------------------------------------------------------------------------------------

                                                                 $  12,781,486   ($ 17,291,637)  $           -   ($ 3,500,799)
---------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            1999                     1998
--------------------------------------------------------------------------------- ------------------------- ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     ( $        10,319,816)    ( $        5,166,325)
--------------------------------------------------------------------------------- ------------------------- ------------------------
     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
         Depreciation and amortization                                                        1,702,034                1,415,515
         Loss on Primedica                                                                    2,206,448                        -
         Realized loss on sales of securities                                                   131,452                   22,677
         Change in unrealized gain on trading securities                          (              85,314)                       -
         Loss on sale of property and equipment                                                  14,339                        -
         Loss on disposal of assets                                                             362,003                        -
         Provision for bad debts                                                              1,060,856                1,723,425
         Deferred costs charged to operations                                                         -                  260,364
         Amortization of discount on note payable                                               168,740                   36,201
         Stock options granted in lieu of compensation                                          153,292                  127,000
         Stock options granted for professional services                                        576,310                        -
         Stock issued in lieu of compensation                                                   428,585                        -
         Stock issued for professional services                                                 443,850                  350,632
         Changes in operating assets and liabilities:
             Accounts receivable                                                              1,330,769     (          1,577,900)
             Trading securities                                                                       -                  240,072
             Other current assets                                                               145,865     (             92,296)
             Other assets                                                                        85,436                   20,461
             Accounts payable and accrued expenses                                            2,044,599                1,060,358
             Due to related parties                                                             300,144                        -
             Medical claims payable                                               (             487,597)                 466,990
--------------------------------------------------------------------------------- ------------------------- ------------------------
                  Total adjustments                                                          10,581,811                4,053,499
--------------------------------------------------------------------------------- ------------------------- ------------------------
                      Net cash provided by (used in) operating activities                       261,995     (          1,112,826)
--------------------------------------------------------------------------------- ------------------------- ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deferred acquisition costs                                                                 171,890     (            110,016)
     Repayment (issuance) of notes receivable                                                   170,000     (            170,000)
     Cash consideration paid for companies acquired                                                   -     (            346,500)
     Cash balances of companies acquired                                                              -                   46,626
     Capital expenditures                                                         (             908,712)    (            371,815)
--------------------------------------------------------------------------------- ------------------------- ------------------------
                      Net cash used in investing activities                       (             566,822)    (            951,705)
--------------------------------------------------------------------------------- ------------------------- ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under line of credit facilities                  (           1,543,694)               1,023,399
     Repayments of notes payable                                                  (              82,044)    (            717,547)
     Borrowings on note payable                                                                 420,017                  177,413
     Repayments of capital lease obligations                                      (             584,916)    (            704,641)
     Loan acquisition cost                                                                            -     (             45,000)
     Proceeds from exercise of stock options                                                     90,000                    4,430
     Net proceeds from issuance of preferred stock                                                    -                1,575,054
     Advances from HMO                                                                        1,089,000                        -
--------------------------------------------------------------------------------- ------------------------- ------------------------
                      Net cash provided by (used in) financing activities         (             611,637)               1,313,108
--------------------------------------------------------------------------------- ------------------------- ------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (             916,464)    (            751,423)

CASH AND CASH EQUIVALENTS - BEGINNING                                                           916,464                1,667,887
--------------------------------------------------------------------------------- ------------------------- ------------------------

CASH AND CASH EQUIVALENTS - ENDING                                                  $                -        $          916,464
================================================================================= ========================= ========================

                            See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
YEARS ENDED JUNE 30, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            1999                     1998
--------------------------------------------------------------------------------- ------------------------- ------------------------
Supplemental Disclosures:
--------------------------------------------------------------------------------- ------------------------- ------------------------

     Interest paid                                                                  $          633,000        $          560,000
--------------------------------------------------------------------------------- ------------------------- ------------------------

     Income taxes paid                                                              $                -        $                -
--------------------------------------------------------------------------------- ------------------------- ------------------------

Supplemental Disclosure of Non-cash Investing and Financing Activities (Note 3)
--------------------------------------------------------------------------------- ------------------------- ------------------------

     Common stock issued in connection with acquisitions                            $                -        $        1,291,846
--------------------------------------------------------------------------------- ------------------------- ------------------------

     Issuance of notes payable in connection with acquisitions                      $           37,801        $        2,856,123
--------------------------------------------------------------------------------- ------------------------- ------------------------

     Fair value of assets received in connection with acquisitions                  $          581,810        $        2,200,151
--------------------------------------------------------------------------------- ------------------------- ------------------------

     Fair value of liabilities assumed in connection with acquisitions              $          454,054        $        1,060,270
--------------------------------------------------------------------------------- ------------------------- ------------------------

     Capital lease obligations incurred on purchases of equipment                   $          502,808        $          221,673
--------------------------------------------------------------------------------- ------------------------- ------------------------

     Dividends accrued but not paid                                                 $           47,503        $           10,000
--------------------------------------------------------------------------------- ------------------------- ------------------------

     Common stock issued for non-compete agreement                                  $          218,750        $                -
--------------------------------------------------------------------------------- ------------------------- ------------------------

                            See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

                  Basis of Consolidation

                  The consolidated financial statements include the accounts of Metropolitan Health Networks, Inc. and all majority owned subsidiaries, the most significant of which are Magnetic Imaging Systems I, Ltd. and Nuclear Magnetic Imaging, Inc. (collectively, MIS), Datascan of Florida, Inc. (Datascan), Metbilling Group, Inc. (Metbilling), General Medical Associates, Inc. (GMA), Paul Wand, M.D., P.A. (Wand), Advanced Healthcare Consultants, Inc. (Advanced), Family Medical Plaza, Inc. and several physician practices. The consolidated group is referred to, collectively, as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

                  Organization and Business Activity

                  The Company was incorporated in January 1996, under the laws of the State of Florida for the purpose of acquiring and operating health care related businesses. The Company operates in South Florida, and during the year ended June 30, 1999, owned and operated a radiology practice, a magnetic resonance imaging (MRI) outpatient center, a diagnostic testing company and various general medical practice offices. The Company and certain of these practices operate under capitation agreements with a national health maintenance organization (HMO). Commencing in 1999, the Company entered into additional capitation agreements with this HMO in locations where it did not have owned medical practices and in connection therewith, began providing medical care to certain patients through non-owned medical practices. (See accounts receivable and revenue recognition.) The Company also provided medical billing services to third party medical related businesses, however, as these services were not significant, the Company is deemed to be operating in one segment.

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

                      Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of those instruments.

                      Line of credit facilities, capital lease obligations, long-term debt - The fair value of line of credit facilities, capital lease obligations, long-term debt and notes payable to redeemed partners are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At June 30, 1999, the fair values approximate the carrying values.

--------------------------------------------------------------------------------
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

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

                  Accounts receivable and revenue recognition

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

                  The Company is a party to certain managed care contracts and provides medical care to its patients through owned and non-owned medical practices. Accordingly, revenues under these contracts are reported as Management Service Organization
                  (MSO) revenues, and the cost of provider services under these contracts is not included as a deduction to net revenues of the Company but is reported as an operating expense. In connection with MSO operations, the Company is exposed to losses to the extent of its share (100% for Medicare Part B and 50% for Medicare Part A) of deficits, if any on its owned and non-owned managed medical practices.

                  Results for the year ended June 30, were as follows:

                                                                                     1999                  1998
                  ---------------------------------------------------------- --------------------- ---------------------
                  Patient revenues, net                                       $       9,606,854     $      12,116,028
                  MSO revenues, net                                                   8,862,826             1,643,462
                  Billing service revenues, net                                          31,817               265,774
                  ---------------------------------------------------------- --------------------- ---------------------

                                                                              $      18,501,497     $      14,025,264
                  ========================================================== ===================== =====================

                  Advances from HMO

                  Advances represent amounts advanced from a Health Maintenance Organization (HMO) to the Company. These advances are due on demand and are being repaid via offsets to future revenues earned from this HMO.

--------------------------------------------------------------------------------
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

                  Goodwill

                  In connection with its acquisitions of physician and ancillary practices, the Company has recorded goodwill of $4,801,562, which is the excess of the purchase price over the fair value of the net assets acquired. The goodwill is attributable to the general reputation of these businesses in the communities they serve, the collective experience of the management and other employees, contracts with health maintenance organizations, relationships between the physicians and their patients, patient lists and other similar intangible assets. The Company evaluates the underlying facts and circumstances related to each acquisition in establishing amortization periods for the related goodwill. The goodwill related to current and prior year's acquisitions is being amortized on a straight-line basis over 10 years.

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

                  Income Taxes

                  The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, which requires a liability approach to calculating deferred income taxes. Under this method, the Company records deferred taxes based on temporary taxable and deductible differences between the tax bases of the Company's assets and liabilities and their financial reporting bases. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

                  Reclassification

                  Certain amounts in the 1998 financial statements have been reclassified to conform with 1999 presentation.

                  New Accounting Pronouncements

                  During 1998, the Company adopted Financial Accounting Standards Board ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company has considered its operations and has determined that it operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

--------------------------------------------------------------------------------
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's consolidated financial statements.

--------------------------------------------------------------------------------
NOTE 2.           LIQUIDITY
--------------------------------------------------------------------------------

                  The Company has sustained substantial operating losses and negative cash flows from operations since inception. In addition, the Company has had difficulty in meeting its current and long-term obligations (See Notes 8 and 13). In the absence of achieving profitable operations and positive cash flows from operations or obtaining additional debt or equity financing, the Company may have increased difficulty meeting current and long term obligations.

                  In addition, as of October 15, 1999 the Company is not in compliance with Securities and Exchange Commission and NASD reporting requirements with respect to annual, quarterly and certain disclosure related filing requirements. In this regard, should the Company remain deficient in its filing requirements, it may lose its eligibility for quotation and be subject to removal from the OTCBB.

--------------------------------------------------------------------------------
NOTE 3.           ACQUISITIONS AND DISPOSALS
--------------------------------------------------------------------------------

                  MIS

                  Effective August 31, 1996, the Company acquired MIS for $2,426,984. The purchase price consisted of 585,000 shares of the Company's common stock (valued at $3 per share), $575,923 of notes payable, and related acquisition costs of $106,061. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. As a result of this acquisition, $2,513,627 was allocated to goodwill.

                  In addition to the purchase price the acquisition agreement provided for contingent consideration of 200,000 shares of common stock if MIS achieved earnings before interest, income taxes, depreciation and amortization ("EBITDA") in excess of $1,200,000 for the year ended June 30, 1997 or in excess of $1,500,000 for the year ended June 30, 1998, a total maximum contingent consideration of 400,000 shares, plus additional shares issuable in connection with a price guarantee based upon the company's pre-tax earnings at the first and second anniversary of the transaction. The Company was not liable for any contingent consideration associated with its acquisition of MIS. Subsequent to June 30, 1999, the Company sold MIS back to its original owner (See Note 14).

--------------------------------------------------------------------------------
NOTE 3.           ACQUISITIONS AND DISPOSALS (Continued)
--------------------------------------------------------------------------------

                  Datascan

                  Effective September 30, 1996, the Company acquired Datascan for $1,170,529. The purchase price consisted of 300,000 shares of the Company's common stock (valued at $3 per share), related acquisition costs of $42,529 and contingent consideration of 100,000 shares of the Company's common stock (valued at $2.28) issued on June 30, 1997. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. As a result of this acquisition, $429,463 was allocated to goodwill. Subsequent to June 30, 1999, the Company sold Datascan back to its original owner (see Note 14).

                  Wand

                  Effective March 12, 1997, the Company acquired a medical practice (Wand) for $363,015. The purchase price consisted of a cash payment of $120,000, 75,000 shares of the Company's common stock (valued at $3 per share) and related acquisition costs of $18,015. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. As a result of this acquisition, $10,525 was allocated to goodwill. Effective July 1, 1998, Wand was sold to its former owner in exchange for the return of the initial 75,000 shares of the Company's common stock. Additionally, the buyer assumed certain liabilities of Wand. In connection with this sale, the Company recognized a loss of approximately $200,000, which is included in loss on disposals of assets in the accompanying statement of operations for the year ended June 30, 1999.

                  Certain Assets of IFHC

                  Effective October 15, 1996, the Company acquired certain assets of IFHC. The purchase price consisted of 50,000 shares of the Company's common stock (valued at $3 per share) and the issuance of a 8% note payable in the amount of $150,000. During 1998 the Company discontinued the operations of IFHC. In connection therewith, certain assets of IFHC were sold in exchange for a $35,000 note receivable. Total amounts charged to operations in connection with closing these facilities totalled approximately $330,000 for the year ended June 30, 1998.

                  GMA

                  Effective July 1, 1997, the Company purchased all of the outstanding common stock of GMA for $1,720,306. In exchange for the stock of GMA, the Company paid $300,000 cash, 216,154 shares of the Company's common stock (valued at $4.37), entered into a note payable of $400,000 with the former shareholder of GMA, and incurred related acquisition costs of $75,713. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. The results of operations beginning July 1, 1997 are included in the Company's statement of operations. As a result of this acquisition, $98,475 was allocated to goodwill.

--------------------------------------------------------------------------------
NOTE 3.           ACQUISITIONS AND DISPOSALS (Continued)
--------------------------------------------------------------------------------

                  In addition to the purchase consideration, the acquisition agreement provides for two types of contingent consideration:
                  1) If the EBITDA of GMA for the years ended June 30, 1998 and 1999 equals or exceeds 80% of GMA's EBITDA for the twelve months ended June 30, 1997 (the "Targeted Amount"), there shall be released from escrow 104,615 and 52,308 additional shares, respectively, of the common stock of the Company. In the event, however, that the EBITDA is less than the Targeted Amount, the seller of GMA is entitled to receive additional shares of the Company, as determined based upon a sliding scale down to 60%. The Company was not liable for contingent consideration under this provision at June 30, 1998 or 1999;
                  2) If the gross proceeds from the sale of up to 200,000 shares of the Company's common stock issued to the former owner of GMA (the Seller) amounted to less then $6.50 per share, the Company must make up the deficiency in cash. In 1999, the Company issued 225,000 shares of its common stock (valued at $1.65 per share) to the Seller in full satisfaction of this contingent consideration provision. The Seller was entitled to sell 25,000 share blocks monthly, during the period July 1, 1999 through February 12, 2000.

                  The Practices

                  Effective April 1, 1998, the Company acquired two physician practices (the Practices) from Primedica Healthcare, Inc. (Primedica) for $2,431,123. The purchase price consisted of a 7.5% note payable of $3,500,000, which is amortized over 20 years, with a balloon payment due on April 1, 2003 (the Promissory Note). The Company discounted this Promissory Note $1,068,877 based upon the Company's incremental borrowing rate at April 1, 1998 (16%) (see Note 8). The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The results of operations beginning April 1, 1998 are included in the Company's statement of operations. As a result of this acquisition, $1,588,349 was allocated to goodwill.

                  In connection with this acquisition, a Repurchase Election Agreement was signed, whereby Primedica may be required to repurchase the Practices at the end of five years in exchange for extinguishing the Company's further obligations under the note payable, provided certain conditions are met, among the most significant of which is the requirement that the Company be in compliance with the terms of the Promissory Note. Additionally, Primedica may elect not to be liable to repurchase the Practices if the net revenue derived from the purchased assets exceeds $6,000,000.

                  During 1999, the Company defaulted on the Promissory Note and a judgement was entered against the Company for $4,745,364. Accordingly, the Promissory Note has been increased to $4,745,364, and a loss of $2,206,448 has been recorded.

                  Subsequent to year end, the Company and Primedica reached a settlement whereby the Company agreed to pay Primedica $1,513,235, subject to a provision stating that if timely payments were not received by Primedica, the Company would be liable for $4,745,364. On October 26, 1999 the Company was notified by Primedica that it was in default of this settlement agreement. The Company and Primedica are currently under negotiations to reach a new settlement agreement.

--------------------------------------------------------------------------------
NOTE 3.           ACQUISITIONS AND DISPOSALS (Continued)
--------------------------------------------------------------------------------

                  Disposal of Dr. Glickman's Practice

                  Effective January 31, 1999, one of the Company's physician practices was sold to its former owner for $20,000 cash, the cancellation of a note payable to the former owner of $25,000 and the return of the initial 19,677 shares of the Company's common stock and 19,677 additional shares held in escrow. In connection with the disposal, the Company incurred a loss of approximately $142,000, which is included in loss on disposal of assets in the accompanying consolidated statement of operations.

                  Family Medical Plaza, Inc.

                  Pursuant to an asset purchase agreement effective December 1, 1998, the Company acquired certain assets and liabilities of Family Medical Plaza Inc. The purchase price consisted of assumed liabilities of approximately $67,000 and the issuance of an 8% promissory note for approximately $38,000. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The results of operations beginning December 1, 1998 are included in the Company's statement of operations. As a result of this acquisition $12,622 was recorded as goodwill.

                  Advanced

                  Pursuant to an asset purchase agreement effective March 17, 1999, the Company acquired all operating assets and certain liabilities of Advanced for $512,000. The purchase price consisted of assumed liabilities of approximately $387,000 and payments of approximately $90,000 in cash and 70,000 shares of the Company's common stock (valued at $0.50 per share). At June 30, 1999, the shares were held in escrow and subsequent to year end were released from escrow and issued. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The results of operations beginning March 17, 1999 are included in the Company's statement of operations. As a result of this acquisition $125,000 was recorded as goodwill.

                  Pro forma - Unaudited

                  Unaudited pro forma results of operations, assuming the acquisition of Family Medical Plaza, Inc. and Advanced occurred as of the beginning of the fiscal year ended June 30, 1999 and June 30, 1998, after giving effect to certain adjustments such as the elimination of intercompany transactions resulting from the acquisitions were as follows:

                                                                                 (Unaudited)           (Unaudited)
                                                                                June 30, 1999         June 30, 1998
                  ---------------------------------------------------------- --------------------- ---------------------
                  Revenues                                                    $      19,749,497     $        14,025,264
                  Net loss                                                   ($      10,947,319)   ($         4,950,325)
                  Loss per share                                             ($            1.52)   ($              0.88)

                  The pro forma summary does not necessarily reflect the results of operations as they would have been if the companies had constituted a single entity during such periods.

--------------------------------------------------------------------------------
NOTE 4.           PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

                  At June 30, 1999, property and equipment consisted of the following:

                  Machinery and medical equipment                                                   $     1,694,841
                  Furniture and fixtures                                                                    254,154
                  Leasehold improvements                                                                    813,941
                  Computer and office equipment                                                             492,589
                  Automobile equipment                                                                      160,086
                  -------------------------------------------------------------------------------- ---------------------
                                                                                                          3,415,611
                  Less accumulated depreciation                                                    (      1,346,948)
                  -------------------------------------------------------------------------------- ---------------------

                                                                                                    $     2,068,663
                  -------------------------------------------------------------------------------- ---------------------

                  At June 30, 1999, property and equipment under capital leases consisted of the following:

                  Machinery and equipment                                                           $     3,137,399
                  Computer and office equipment                                                             436,959
                  -------------------------------------------------------------------------------- ---------------------
                                                                                                          3,574,358
                  Less accumulated amortization                                                    (      1,326,893)
                  -------------------------------------------------------------------------------- ---------------------

                                                                                                          2,247,465
                  -------------------------------------------------------------------------------- ---------------------

                                                                                                    $     4,316,128
                  ================================================================================ =====================

--------------------------------------------------------------------------------
NOTE 5.           INVESTMENTS
--------------------------------------------------------------------------------

                  During the year ended June 30, 1999, the Company disposed of all investments in trading securities. The change in unrealized gain (loss) on trading securities for the years ended June 30, 1999 and 1998 was $85,314 and ($131,817), respectively, and these changes are included in other income (expense) in the consolidated statements of operations.

                  Net realized losses on sales of trading securities for the periods ended June 30, 1999 and 1998 were $131,452 and $22,677, respectively, and are included in other income (expense) in the consolidated statements of operations.

--------------------------------------------------------------------------------
NOTE 6.           CAPITAL LEASE OBLIGATIONS
--------------------------------------------------------------------------------

                  The Company is obligated under capital leases relating to certain of its property and equipment. Future minimum lease payments for capital lease obligations as of June 30 were as follows:

                  2000                                                                                 $      1,199,875
                  2001                                                                                          904,603
                  2002                                                                                          830,093
                  2003                                                                                          757,383
                  2004                                                                                          190,585
                  Thereafter                                                                                     28,011
                  -------------------------------------------------------------------------------- -------------------------
                                                                                                              3,910,550
                  Less amount representing interest                                                             781,725
                  -------------------------------------------------------------------------------- -------------------------
                                                                                                              3,128,825
                  Less current maturities                                                                       848,120
                  -------------------------------------------------------------------------------- -------------------------

                                                                                                       $      2,280,705
                  ================================================================================ =========================

--------------------------------------------------------------------------------
NOTE 7.           LINE OF CREDIT FACILITIES
--------------------------------------------------------------------------------

                  In September 1997, the Company entered into an accounts receivable funding program (the Program) with a financing company. The Program allows for advances to the Company of up to 85% of the expected collections from third party payers on eligible accounts receivable of GMA, as defined. Outstanding amounts under this credit facility are collateralized by the eligible accounts receivable. The Program bears interest at 12% and repayments are made directly through a lock box arrangement. At June 30, 1999, $132,231 is outstanding under this Program, which was repaid in July 1999 and the Program was canceled.

                  During June 1999, the Company entered into a three year line of credit agreement providing for maximum borrowings not to exceed $2,000,000. Any outstanding amounts under this credit facility are collateralized by substantially all assets of the Company and the Company can borrow up to 85% of eligible accounts receivable, as defined. This facility bears interest at prime plus 4% (11.75% at June 30, 1999) and repayments are made directly through a lock box arrangement. At June 30, 1999 no amounts were outstanding on this credit facility.

--------------------------------------------------------------------------------
NOTE 8.           LONG-TERM DEBT
--------------------------------------------------------------------------------

                  Long-term debt consisted of the following:

                  Promissory  note to Primedica in connection  with the  acquisition of assets on
                    April,  1998;  stated interest at 7.5%;  original note balance of $3,500,000;
                    note is in default  and  carried at the  default  amount (See Note 3); due on
                    demand.                                                                         $       4,745,370

                  Note payable to former owner of MIS;  interest at 6.5%;  principal and interest payment of $213,000  was due April 1, 1998;  unsecured;  during 1998 and 1999
                    the note was in default; interest was increased to 18% (see Note 14).                     185,000

                  Note  payable  to former  owner of GMA;  interest  at 8%;  payable  in  monthly installments  of  $37,834  commencing  in  August,  1998;  collateralized  by substantially  all assets of GMA; prior to August 1998 the note required only
                    monthly interest payments; at June 30, 1999 in default and; due on demand.                329,194

                  Note  payable  to  former  owner of  Advanced;  non-interest  bearing;  due and
                    payable on April 30, 1999; at June 30, 1999 in default and; due on demand.                 75,000

                  Note  payable  to a Health  Maintenance  Organization  in  connection  with the
                    Advanced  acquisition  (see Note 3); interest at 6%, increased to 14% if note defaults;  payable in 60 monthly  installments  of $7,489  commencing  May 1,
                    1999; collateralized by accounts receivable and property and equipment.                   377,223

                  Promissory  note to former owner of Family Medical  Plaza;  interest at 8%, due and  payable  on March 14,  1999;  at June 30,  1999 in default  and;  due on
                    demand (see Note 3).                                                                       37,756

                  Note payable to an individual;  unsecured;  stock-based interest of 23%; due on demand.  Repaid on July 1, 1999 in full with 45,500  shares of the  Company's
                    common stock issued in lieu of interest.                                                  200,000

                  Note payable to former officer of MIS in connection  with severance  agreement;
                    due on March 1, 1999;  non-interest  bearing  unless  defaults  occurs,  then interest  shall be 5% above the prime rate;  at June 30, 1999 in default and;
                    due on demand.                                                                            195,000

                  Various  installment  notes  payable;  interest  ranging  from 9.7% to  10.13%;
                    collateralized  by various  automobiles;  due September  2001 through  August
                    2002.                                                                                      44,545

                  Equipment  notes  payable  to  bank;  interest  ranging  from  9.5% to  10.48%;
                    collateralized  by  medical  testing  equipment;  due  August,  2000  through
                    November, 2000.                                                                            53,035
                  -------------------------------------------------------------------------------- ---------------------
                                                                                                            6,242,123
                  Less current maturities                                                                   5,764,221
                  -------------------------------------------------------------------------------- ---------------------

                  Long-term debt                                                                    $         477,902
                  ================================================================================ =====================

--------------------------------------------------------------------------------
NOTE 8.           LONG-TERM DEBT (Continued)
--------------------------------------------------------------------------------

                  Aggregate maturities of long-term debt for the years subsequent to June 30, 1999 are as follows:

                  June 30, 2000                                                                    $        5,764,221
                  June 30, 2001                                                                               160,913
                  June 30, 2002                                                                               150,758
                  June 30, 2003                                                                               100,158
                  June 30, 2004                                                                                66,073
                  ------------------------------------------------------------------------------ -----------------------

                                                                                                   $        6,242,123
                  ============================================================================== =======================

--------------------------------------------------------------------------------
NOTE 9.           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

                  Office Rent

                  The Company rents one of its office facilities from an individual who is the former majority owner of MIS and director of the Company, and another office facility from a company owned 50% by this individual. Total rent expense related to these leases amounted to approximately $269,000 and $235,000 for the years ended June 30, 1999 and 1998. These leases were canceled in December 1999 (See Note 13).

                  Due to related parties

                  During 1998, the Company entered an agreement with an entity controlled by the current President of the Company (Related Consultant). Under the agreement, the Related Consultant provided consulting services to the Company. Fees and expenses paid to the Related Consultant for services amounted to approximately $142,000 for the year ended June 30, 1999. As of June 30, 1999, approximately $77,000 was owed to the Related Consultant.

                  As of June 30, 1999, approximately $220,000 of Company expenses were paid by the former owner of GMA, who is presently a shareholder of the Company. At June 30, 1999, this amount is owed to this individual.

--------------------------------------------------------------------------------
NOTE 10.          INCOME TAXES
--------------------------------------------------------------------------------

                  The components of income taxes were as follows:

                                                                                  Year Ended            Year Ended
                                                                                June 30, 1999         June 30, 1998
                  ---------------------------------------------------------- --------------------- ---------------------
                  Current Benefit
                       Federal                                                 $              -      $              -
                       State                                                                  -                     -

                  Deferred Benefit
                       Federal                                                        3,353,000             1,787,000
                       State                                                            381,000               183,000

                  Increase in Valuation Allowance                            (        3,734,000)   (        1,970,000)
                  ---------------------------------------------------------- --------------------- ---------------------

                  Income Tax Benefit                                           $              -      $              -
                  ========================================================== ===================== =====================

                  The effective tax rate for 1999 differed from the federal statutory rate due to state income tax benefits of approximately $381,000, an increase in the valuation allowance of approximately $3,734,000 and permanent and other differences of approximately $156,000.

                  The effective tax rate for 1998 differed from the federal statutory rate due to state income tax benefits of approximately $183,000, a net increase in the valuation allowance of approximately $1,970,000, and permanent and other differences of approximately $49,000.

                  The Company has net operating loss carryforwards totalling approximately $17,300,000, expiring in various years through 2018.

                  At June 30, 1999, approximate deferred tax assets and liabilities were as follows:

                  Deferred tax assets:
                  --------------------
                  Allowances for doubtful accounts                                                   $      1,560,000
                  Amortization                                                                                101,000
                  Net operating loss carryforward                                                           6,619,000
                  -------------------------------------------------------------------------------- ---------------------
                  Total deferred tax assets                                                                 8,280,000
                  -------------------------------------------------------------------------------- ---------------------

                  Deferred tax liabilities:
                  -------------------------
                  Accounts receivable of cash basis subsidiaries                                              914,000
                  Excess tax over book deprecation                                                            436,000
                  -------------------------------------------------------------------------------- ---------------------
                  Total deferred tax liabilities                                                            1,350,000
                  -------------------------------------------------------------------------------- ---------------------

                  Net deferred tax asset                                                                    6,930,000
                  Less valuation allowance                                                         (        6,930,000)
                  -------------------------------------------------------------------------------- ---------------------

                                                                                                     $              -
                  ================================================================================ =====================

--------------------------------------------------------------------------------
NOTE 11.          DEFICIENCY IN ASSETS
--------------------------------------------------------------------------------

                  At June 30, 1999, the Company has authorized 40,000,000 shares of par value $.001 common stock, with 9,351,765 shares issued and outstanding. Additionally, the Company has authorized 10,000,000 shares of preferred stock.

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

                  At June 30, 1999, the Company has 3,517,625 warrants outstanding.

                  During 1998, the Company completed two separate placements of non-voting preferred stock. The Company has authorized 30,000 shares of Series A preferred stock, par value $.001, of which 5,000 were issued in 1998. Each share of Series A preferred stock has a stated value of $100 and pays dividends equal to 10% of the stated value per annum. At June 30, 1999, the aggregate and per share amounts of cumulative dividend arrearages was approximately $92,000 and $18.40, respectively. Each share of Series A preferred stock is convertible into shares of common stock at the option of the holder at the lesser of 85% of the average closing bid price of the common stock for the ten trading days immediately preceding the conversion or $6.00. The Company has the right to deny conversion of the Series A preferred stock, at which time the holder shall be entitled to receive and the Company shall pay additional cumulative dividends at 5% per annum, together with the initial dividend rate to equal 15% per annum. For the year ended June 30, 1998, gross proceeds from this issuance amounted to $500,000, less commissions and costs of $40,000. At June 30, 1999 there were 5,000 series A preferred shares issued and outstanding. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series A preferred stock shall be entitled to receive a liquidating distribution before any distribution may be made to holders of common stock of the Company.

--------------------------------------------------------------------------------
NOTE 11.          DEFICIENCY IN ASSETS (Continued)
--------------------------------------------------------------------------------

                  The Company has also designated 7,000 shares of preferred stock as Series B preferred stock, with a stated value of $1,000 per share. During 1998, 1,200 shares of Series B preferred stock were issued. Holders of the Series B preferred stock are entitled to receive, whether declared or not, cumulative dividends equal to 5% per annum. At June 30, 1999, the aggregate and per share amounts of cumulative dividend arrearages was $57,503 and $114.81, respectively. Each share of Series B preferred stock is convertible into such number of fully paid and nonassessable shares of common stock as is determined by dividing the stated value by the conversion price. The conversion price shall be the lesser of the market price, as defined or $4.00. For the year ended June 30, 1998, gross proceeds from the issuance of series B preferred stock amounted to $1,200,000, less commissions and costs of $84,946. From September 1998 to May 1999, 700 shares of series B preferred stock were converted into 1,297,305 shares of the Company's common stock at various prices. At June 30, 1999, there were 500 shares of series B preferred stock issued and outstanding. In the event of liquidation, as defined, holders of the Series B preferred stock shall be entitled to receive a liquidating distribution, before any distribution may be made to holders of any other class of capital stock.

--------------------------------------------------------------------------------
NOTE 12.          STOCK OPTIONS
--------------------------------------------------------------------------------

                  The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Accordingly, compensation expense has been recorded to the extent that the market value of the underlying stock exceeded the exercise price at the date of grant. For the years ended June 30, 1999 and 1998, compensation costs related to stock options amounted to approximately $729,602 and $127,000, respectively.

                  Stock option activity for the year ended June 30, 1999 was as follows:

                                                                              Number of            Weighted Average
                                                                               Options              Exercise Price
                  ----------------------------------------------------- ---------------------- -------------------------
                  Balance, June 30, 1998                                         1,458,250            $      5.02
                  Granted during year                                            1,331,975            $      1.20
                  Exercised and returned during year                    (          260,500)           $      0.44
                  Forfeited during year                                 (          145,883)           $      8.62
                  ----------------------------------------------------- ----------------------

                  Balance, end of year                                           2,383,842            $      4.27
                  ===================================================== ======================

                  Exercisable at end of year                                     1,928,792            $      4.00
                  ===================================================== ======================

--------------------------------------------------------------------------------
NOTE 12.          STOCK OPTIONS (Continued)
--------------------------------------------------------------------------------

                  The following table summarizes information about stock options outstanding at June 30, 1999:

                                                    Options Outstanding                     Options Exercisable
                                            ------------------------------------    -------------------------------------
                                                                   Weighted
                                                                    Average                                 Weighted
                                                                   Remaining                                Average
                                                Number of         Contractual                              Remaining
                       Exercise Price            Options             Life           Number of Options   Contractual Life
                  ------------------------- ------------------- ----------------    ------------------- -----------------
                  $0.100 - $1.000                   814,925          5.0                    537,542             4.8
                  $1.250 - $2.000                   237,250          4.7                    214,083             4.6
                  $2.500 - $3.000                   629,117          3.7                    582,517             3.5
                  $3.125 - $5.000                   147,050          3.8                    135,400             3.6
                  $5.250 - $8.000                   380,000          3.7                    299,250             3.3
                  $9.000 - $18.000                  175,500          3.7                    160,000             3.6
                                            -------------------                     -------------------
                                                  2,383,842                               1,928,792
                                            ===================                     ===================

                  The weighted average fair value per option as of grant date was $0.80 for stock options granted during the fiscal year ended June 30, 1999. The determination of the fair value of all stock options granted during the fiscal year ended June 30, 1999 was based on (i) risk-free interest rate of 6.1%,
                  (ii) expected option lives ranging from 5 to 7 years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company's common stock of 100%, and (iv) no expected dividends on the underlying stock.

                  The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for stock options.

                                                                             Year ended June 30,   Year ended June 30,
                                                                                     1999                  1998
                  ---------------------------------------------------------- --------------------- ---------------------
                  Net loss                                                   ( $     10,588,216)   ( $      5,415,226)

                  Net loss per share                                         ( $           1.47)   ( $           0.97)

                  During the year ended June 30, 1999, 252,318 options were exercised, with net proceeds to the Company of $90,000, plus the return of 8,182 options. During the year ended June 30, 1998, 470,602 options were exercised with net proceeds of $4,430 to the Company, plus the return of 14,398 options.

--------------------------------------------------------------------------------
NOTE 13.          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

                  Leases

                  The Company leases office and medical facilities under various non-cancelable operating leases. Approximate future minimum payments under these leases are as follows:

                  2000                                                                              $         787,000
                  2001                                                                                        702,000
                  2002                                                                                        716,000
                  2003                                                                                        404,000
                  2004                                                                                        406,000
                  -------------------------------------------------------------------------------- ---------------------

                  Total                                                                             $       3,015,000
                  ================================================================================ =====================

                  Employment Contracts

                  The Company has employment contracts with certain executives, physicians and other clinical and administrative employees. Future annual minimum payments under these employment agreements are as follows:

                  2000                                                                              $       1,803,354
                  2001                                                                                      1,421,000
                  2002                                                                                        708,500
                  2003                                                                                        132,458
                  2004                                                                                         48,000
                  -------------------------------------------------------------------------------- ---------------------

                                                                                                    $       4,113,312
                  ================================================================================ =====================

                  MIS

                  In October 1998, a lawsuit was initiated against the Company by an individual who is the medical director and former owner of MIS, and an officer and director of the Company (the Plaintiff). The lawsuit centers on a $185,000 note payable to the Plaintiff which was due April 1, 1998, but was not repaid by the Company. Subsequently, several new claims and counterclaims were filed by the Plaintiff and the Company, respectively. Effective December 15, 1999, the Plaintiff and the Company reached a settlement whereby all pending litigation was dismissed. Under the settlement agreement, the Plaintiff agreed to forgive the remaining $185,000 on the promissory note in exchange for the operations and specified assets and liabilities of MIS. Further, the Company and the Plaintiff entered into a consulting agreement whereby the Plaintiff would provide consulting services, as needed, in exchange for a fee of $5,000 per month, for 48 months. In addition, the Company was granted an option to repurchase up to 340,000 shares of its common stock from the Plaintiff at $0.10 per share. In connection with the settlement, the Company and the Plaintiff agreed to cancel two lease agreements between the parties (See Note 9). As a result, the Company has disposed of MIS, all of its operations, and vacated those premises. (See Note 14)

--------------------------------------------------------------------------------
NOTE 13.          COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------------------------------------------------

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

                  Other Contingencies

                  At June 30 1999, the Company had recorded accrued payroll taxes of approximately $598,000, which is included in accrued expenses in the accompanying balance sheet. The Company is currently negotiating a payment plan to repay this amount.

--------------------------------------------------------------------------------
NOTE 14.          SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

                  Acquisitions

                  Purchase of Sreekumar
                  ---------------------

                  Effective August 12, 1999, the Company acquired the medical practice of Dr. P. Sreekumar. The purchase price consisted of assumed liabilities of approximately $300,000, cash of $200,000 and the issuance of a note payable in the amount of $300,000. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The results of operations beginning August 13, 1999 will be included in the Company's statement of operations. As a result of this acquisition approximately $700,000 was recorded as goodwill.

                  Purchase of Federgreen
                  ----------------------

                  Pursuant to an asset purchase agreement effective December 30, 1999, the Company acquired certain assets of the Medical practice of Dr. Federgreen. The purchase price consisted of a $120,000 note payable. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The results of operations beginning December 31, 1999 will be included in the Company's statement of operations. As a result of this acquisition approximately $120,000 was recorded as goodwill.

                  In addition to the purchase consideration, the Company is potentially liable for additional consideration based on the amount of adjusted pre-tax earnings for the first year of operations, on a scalable basis up to $60,000 if earnings are $225,000 or above.

--------------------------------------------------------------------------------
NOTE 14.          SUBSEQUENT EVENTS (Continued)
--------------------------------------------------------------------------------

                  Disposals

                  Sale of MIS
                  -----------

                  Effective December 18, 1999, MIS was sold to its former owner in exchange for the settlement of all outstanding litigation, the discharge of a note payable of approximately $185,000 and other amounts due to the former owner and the assumption by the former owner of certain liabilities of MIS. In connection with this disposal, the Company recognized a loss of approximately $968,000.

                  Sale of Datascan
                  ----------------

                  Effective December 31, 1999, Datascan was sold to its former owner in exchange for the settlement of all outstanding litigation and termination of all Executive Employment Agreements and all stock options held by the former owner. The Buyer also assumed certain third party obligations of the Company. In connection with this disposal, the Company recognized a loss of approximately $2,107,000.

                  Deficiency in Assets

                  Subsequent to June 30, 1999, the Company granted 3,172,000 options under consulting and employee compensation agreements with exercise prices from $0.30 to $4.5 which expire from February 2003 through October 2007.

                  On January 7, 2000, the Company reduced the exercise price on 240,000 warrants, issued in connection with the issuance of series B preferred stock, from $7.00 to $0.70 in exchange for the elimination of a cashless exercise provision.

                  On March 31, 2000, the Company extended the expiration of 867,000 warrants from February 28, 2000 to September 30, 2000.

                  Alpha Clinic Agreement

                  During October 1999, the Company entered into a management agreement with Alpha Clinical Laboratory (Alpha) to act as Alpha's management company for a fee of 10% of Alpha's collections. Concurrently, the Company entered into an unconditional and irrevocable option to purchase or designate a third party to purchase at any time prior to October 31, 2000 all of the outstanding common stock of Alpha. The designated purchase price shall be three times the pre-tax profit for the twelve-month period preceding the measurement date, and shall be payable with the Company's common stock. Subsequent to October 1999, the Company began advancing Alpha funds to support its operations. On May 12, 2000 these advances were converted into a promissory note in the amount of $512,000. The promissory note is payable upon demand, bears interest at 18% per annum, and is collateralized by substantially all of the assets of Alpha.

--------------------------------------------------------------------------------
NOTE 15.          CONCENTRATIONS
--------------------------------------------------------------------------------

                  Customer Concentration

                  During 1999 and 1998 one customer accounted for approximately 48% and 12% of total sales, respectively. The loss of this customer could affect the operating results of the Company.

--------------------------------------------------------------------------------
NOTE 16.          SIGNIFICANT FOURTH QUARTER ADJUSTMENTS
--------------------------------------------------------------------------------

                  During the fourth quarter the Company made certain adjustments deemed to be material to the results of the quarter, including the following:

                  o The Company charged approximately $700,000 to operations relating to the granting of stock options.

                  o The Company made provisions to bad debt expense of approximately $1,000,000 relating to certain customer accounts estimated to be uncollectible.

                  o The Company recorded a loss on the settlement with Primedica of approximately $2,200,000.

                  o The Company recorded approximately $342,000 of losses associated with the disposal of two of its subsidiaries.

                  The effect of the above adjustments increased the net loss by $4,242,000 in the fourth quarter.