Form 10QSB
period 1999-09-30
METROPOLITAN HEALTH NETWORKS INC
filed 2000-08-17
CIK 1009379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30,1999

                                       OR

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


                500 Australian Avenue, West Palm Beach, Fl. 33401
               (Address of principal executive office) (Zip Code)


                                 (561) 805-8500
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [ ]      No   [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Class                         Outstanding as of June 30, 2000
                          -----                         -------------------------------
                Common Stock, par value $.001                       17,964,020
             Preferred Stock Series A, par value $.001                 500,000

                       METROPOLITAN HEALTH NETWORKS, INC.
                                      INDEX


                                                                     Page No.
                                                                     -------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
          Condensed Consolidated Balance Sheet-
            September 30, 1999                                            3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            September 30, 1999 and 1998                                   4

          Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            September, 1999                                               5-6

          Notes to Condensed Consolidated
            Financial Statements-Accounting Policies                      7

 Item 2. Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations                                         8-9

PART II.  OTHER INFORMATION

         Summary of Legal Proceedings                                    10

         Changes in Securities and Use of Proceeds                       10

         Default Upon Senior Securities                                  10

         Submission of Matters to a Vote of Security                     10
         Holders

         Other Information
                  Recent Developments                                    11-12
                  Forward-Looking Statements and
                  Associated Risks                                       12

SIGNATURES                                                               13


METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                             September 30,1999
                                                                             -----------------
ASSETS
------
CURRENT ASSETS:
Accounts receivable, net                                                        $  3,324,706
Other current assets                                                                 232,283
                                                                                ------------

Total current assets                                                               3,556,989

PROPERTY AND EQUIPMENT, net                                                        4,043,697

INTANGIBLE ASSETS, net                                                             4,540,903
                                                                                ------------

TOTAL                                                                           $ 12,141,589
                                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                           $  4,061,643
Line of credit facility                                                            1,743,775
Current maturities of capital lease obligations                                      828,150
Current maturities of long-term debt                                               7,425,210
                                                                                ------------

Total current liabilities                                                         14,058,778

LONG TERM DEBT                                                                       522,902

CAPITAL LEASE OBLIGATIONS                                                          1,971,494

COMMITMENTS AND CONTINGENCIES
                                                                                ------------
Total liabilities                                                                 16,553,174

STOCKHOLDERS' EQUITY:
Common stock, par value $.001 per share:
    40,000,000 shares authorized
    9,694,688 shares issued and outstanding                                            9,696
Preferred stock, par value of $.001 per share, Stated value $100 per share;
    10,000 shares authorized, 5,000 issued and outstanding                           500,000
Preferred stock, par value of $.001 per share, Stated value $1,000 per share;
    7,000 shares authorized, 500 issued and outstanding                              500,000
Additional paid-in capital                                                         2,870,576
Retained deficit                                                                 (18,291,857)
                                                                                ------------

Total stockholder's equity                                                        (4,411,585)
                                                                                ------------

TOTAL                                                                           $ 12,141,589
                                                                                ============


METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                 For the Three Months Ended
                                        September 30,
                                ---------------------------
                                  1999             1998
                                  ----             ----
REVENUES                        $ 4,976,534      3,987,429
                                -----------    -----------

EXPENSES:
Medical expenses                  2,948,861      2,762,985
Salaries and benefits             1,670,308      1,914,237
Depreciation and amortization       459,163        449,161
General and administrative          736,464        341,699
                                -----------    -----------
Total expenses                    5,814,796      5,468,082
                                -----------    -----------

LOSS FROM OPERATIONS               (838,262)    (1,480,653)


OTHER INCOME (EXPENSE):
Interest expense                   (161,958)      (218,735)
Other income                             --         74,910
                                -----------    -----------
Total other income (expense)       (161,958)      (143,825)
                                -----------    -----------

NET LOSS                        $(1,000,220)   $(1,624,478)
                                ===========    ===========


                                  9,694,688      6,497,912

NET LOSS PER SHARE                 ( $0.10)      ( $0.25 )



METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                             For the Three Months Ended
                                                                    September 30,
                                                            ---------------------------
                                                               1999             1998
                                                               ----             ----
Increase (Decrease) in Cash and equivalents from:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                    $(1,000,220)   $(1,624,478)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
    Depreciation and amortization                               459,163        449,161
    Provision for bad debts                                      27,209        163,619
    Stock issued in lieu of cash                                 45,408        234,742
Changes in operating assets and liabilities:
    Accounts receivable, net                                    107,330        950,621
    Other current assets                                       (135,934)        59,713
    Other assets                                                 47,893        (24,007)
    Accounts payable and accrued expenses                      (791,724)       266,075
                                                           ------------    -----------
Net cash provided by/(used in) operating activities          (1,240,875)       475,446
                                                           ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (2,503)      (139,634)
    Deferred acquisition costs                                       --         (2,798)
                                                           ------------    -----------
Net cash used in investing activities                            (2,503)      (142,432)
                                                           ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) on lines-of-credit            1,611,544       (657,878)
    Borrowings on notes payable                                 277,871             --
    Repayment of notes payable                                 (360,881)            --
    Repayment of capital lease obligations                     (329,181)      (435,893)
    Net proceeds from issuance of common stock                   44,025             --
                                                           ------------    -----------
Net cash used in financing activities                         1,243,378     (1,093,771)
                                                           ------------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            --       (760,757)

CASH AND CASH EQUIVALENTS - BEGINNING                                --        916,464
                                                           ------------    -----------
CASH AND CASH EQUIVALENTS - ENDING                          $        --    $   155,707
                                                           ============    ===========



METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS, CONTINUED
(Unaudited)

                                                                       For the Three Months Ended
                                                                                September 30,
                                                                       --------------------------

                                                                          1999          1998
                                                                          ----          ----
Supplemental Disclosures:
    Interest paid                                                         $ 71,000   $184,000
                                                                          ========   ========
    Income taxes paid                                                     $     --   $     --
                                                                          ========   ========

Supplemental Disclosure of Non-cash Investing and Financing Activities:
                                                                          ========   ========
    Purchase price in excess of net assets acquired                       $700,000   $     --
                                                                          ========   ========

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited

ITEM 1.  ACCOUNTING POLICIES

The condensed consolidated financial statements include Metropolitan Health Networks, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

The accompanying condensed consolidated balance sheet of Metropolitan Health Networks, Inc. ("Metcare" or the "Company") as of September 30, 1999, the related condensed consolidated statements of operations for the three months ended September 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the three months ended September 30, 1999 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1999 included in the Company's form 10-KSB filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

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

         Responding to changes in the health care industry, in mid-1999 the Company modified its business strategy and determined to become a Management Services Organization ("MSO") which, instead of owning and managing Physician Practices and Ancillary Services, would manage the total care of patients through "Full Risk" managed care contracts. As a result, the Company undertook to divest of or unwind several of its acquisitions.

         As a result of poor performance recognized over the Company's history, several senior management and staff changes occurred in connection with the redirection of the Company. Fred Sternberg, Metcare's CEO, was recruited in January 2000, joining the Company's new CFO, David Gartner CPA and Debbie Finnel, the Company's COO, both hired in 1999. Total employee count was reduced by 98, or 58% during this time, the result of a restructuring implemented by the Company's new management.

         The Company failed to file the Form 10-Q's for the quarters ended September 30, 1999, December 31, 1999 and March 31, 2000 on a timely basis. As a result the Company will be delisted from the bulletin board if it does not become current by August 24, 2000. However, management believes it will file the required reports within the time allotted to maintain its listing on the OTCBB.

Results for the Period
----------------------

The Company had revenues of $4,976,534 for the quarter ended September 30, 1999, compared to $3,987,429 for the quarter ended September 30, 1998, an increase of 24.8%. The Company's loss from continuing operations for the quarter ended September 1999 decreased to $838,262 from $1,480,000 in the prior year period. This improvement is primarily due to increased MSO revenues for the quarter of $989,105 and to the Company's efforts to reduce costs. While the Company's Net Loss for the quarter exceeded $1,000,000, over $450,000 was attributable to non-cash items such as depreciation and amortization, and $350,000 was attributable to professional fees incurred as a result of the restructuring.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the first quarter of fiscal 2000 amounted to a negative $379,099 compared to a negative $956,582 in fiscal 1999.

Revenue
-------
The increase of $989,105 for the quarter is attributable to increased MSO revenues. For the quarter ended September 30, 1999 MSO revenue represented $3,361,361 or 67.5% of total revenue compared to $1,597,000 or 40% of total revenue for the quarter ended September 30, 1998. Revenues from physician practices and ancillary services declined in the current quarter the direct result of management's shift in strategy to become an MSO.

Medical Expenses
----------------
For the September 30, 1999 quarter, medical expenses were $2,948,861 compared to $2,762,985 for the quarter ended September 30, 1998. Medical expenses are costs incurred for patient care under HMO contracts and Company medical centers, and include costs for primary care physicians and specialists, hospitals, and ancillary services. Medical expenses as a percentage of revenues in 1999 and 1998 were 59.3% and 69.3%, respectively. The 10% decrease reflects higher margins being achieved through MSO operations versus operating physician practices and diagnostic services.

Salaries and Benefits
---------------------
Salaries and benefits decreased by approximately 14.6% for the quarter ended September 30, 1999 when compared to 1998's. These expenses represent 30.3% of revenue compared to 48% in 1998. The decrease is primarily due to the reduction of certain management salaries for the Company-owned MRI and Datascan operations. (See Legal Proceedings: MRI and Datascan).

Depreciation & Amortization
---------------------------
Depreciation and amortization totaled $459,163 or 9.2% of revenues for the quarter ended September 30, 1999, compared to $449,161, or 11.3% or revenues, for the quarter ended September 30, 1998. The increase results principally from new asset additions.

General and Administrative
--------------------------
General and administrative expenses amounted to $736,464 or 14.8% of revenues for the quarter ended September 30, 1999 compared to $341,699 or 8.6% of revenues for the quarter ended September 30, 1998. The increase of $394,765 was primarily due to legal and accounting fees incurred in connection with the restructuring and nonrecurring legal matters.

Liquidity and Capital Resources
-------------------------------

         As a result of the Company's continuing losses from operations, including the costs associated with restructuring, cost of severance and separation agreements, the Company has experienced liquidity and cash flow problems. Subsequent to September 30, 1999 the Company raised approximately $1,400,000 to fund its operations. Additional funding remains necessary for the Company to fully implement its business plan. Management is reviewing various funding opportunities including additional or expanded credit facilities, debt and equity infusions, and strategic alliances. No assurances can be given that the Company will be successful in securing additional capital.

PART II OTHER INFORMATION

ITEM 1. SUMMARY OF LEGAL PROCEEDINGS

MRI Scan Center, Inc. and Dr. Kagan
-----------------------------------

         As of December 15, 1999 the Company entered into a Global Settlement Agreement and First Amendment Addendum to the Global Settlement Agreement (Agreements) dated January 17, 2000 with the above parties. The Agreements provide for a negotiated settlement of any and all disputes and differences, cancellation of any and all existing agreements, promissory notes, employment agreements, lease and contracts, including but not limited to the Acquisition Documents of August 20, 1996. As part of the agreement, all parties have exchanged general releases in favor of each other, including but not limited to all Officers, Directors, Employees, Agents and Consultants.

Primedica Healthcare, Inc.
--------------------------

         The Company entered into litigation with regard to the Primedica acquisition agreement. This litigation was settled in December 1999 whereby the parties entered into a settlement agreement that reduced the total outstanding debt to $1,512,235 from $4,745,364. The settlement agreement provided for payments of $25,000 per week. A change in anticipated payments under our full risk contract caused the Company to default on the agreement. As a result of this change, the Company and Primedica then entered into a forbearance agreement, which increased the amount of the debt to $2,000,000 while maintaining the weekly payments of $25,000. As of August 4, 2000 the Company has entered into a new agreement in which Primedica acknowledged the payments of $700,000 and it continued the weekly payments of $25,000 for 32 weeks and a balloon payment of $500,000 equaling a total of $2,000,000 in March 2001. If the Company is not able to meet this obligation, the Company may continue payments through December 2001 with a balloon payment, bringing the total to $2,500,000. In the event of a default by the Company in the required payments to Primedica, the Company shall be obligated to pay the full amount of $4,745,364.


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
         NONE

ITEM 3:  DEFAULT UPON SENIOR SECURITIES
         NONE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         NONE

ITEM 5:  OTHER INFORMATION

Recent Developments
-------------------

         Subsequent to September 30, 1999, the Company secured new HMO contracts, acquired and sold certain Physician Practices and Ancillary Services, and entered into various strategic alliances to facilitate its business plan.

         Metcare has entered into a number of strategic alliances with businesses aimed at bringing Internet-based technologies and solutions to healthcare. The Company believes that implementing these advanced concepts, products and services is bringing dramatic improvements and efficiencies to all aspects of the patient care, provider and payer relationship, and is a key to Metcare and its Network's success in the future. In addition, these new technologies and businesses will generate significant cost savings and incremental revenues for the Network and the Company.

New HMO Contracts
-----------------

o        Daytona Beach Market (Volusia and Flagler Counties)
         ---------------------------------------------------
As of January 1, 2000, MetCare's MSO implemented a contract with Humana. Current enrollment includes approximately 23,000 Medicare and over 7,000 commercial patients in a market with approximately 106,000 verified and eligible Medicare lives. As of the date of this filing, the Company has fully implemented this contract and estimates its annualized revenues to be in excess of $100,000,000.

o        Treasure Coast Market (St. Lucie, Martin and Okeechobee Counties)
         -----------------------------------------------------------------
Metcare' MSO entered into a new contract with a major managed care organization to offer an alternative HMO product to an estimated 82,000 underserved Medicare patients. Implementation of the contract, which is subject to the usual State and federal approvals, is expected to begin in late 2000. Once fully implemented, this contract is estimated to provide an additional $100,000,000 in annualized revenues.

Adjudication & Payment of Claims
--------------------------------
The Company entered into a strategic alliance with Triad2000/MD2000, to create a paperless software system for healthcare practitioners. The software will manage real-time referrals, appointment scheduling, claims review, pharmacy management and utilization management. The Company expects to implement the paperless software system in its Daytona Beach market (Volusia and Flagler counties) for 32,000 patients beginning in August 2000.

On-Line Pharmacy
----------------
The Company is currently reviewing several opportunities with substantial pharmacy companies that will provide mail order pharmacy and pharmacy management to its Network and patients. The Company believes that it will finalize a relationship and begin implementation before the end of 2000. While providing this service to our patients, management believes this relationship will provide better management control of the spiraling costs relating to prescriptions that in turn will result in significant cost savings to the Company.

Internet Practice Management, Billing & Collections
---------------------------------------------------
The Company is currently negotiating with several Internet software billing and collection companies to provide physicians with online solutions to manage their medical practices in areas such as patient scheduling, claims processing, provider directory management, ordering of diagnostic imaging and laboratory tests. These systems, as well, provide for patient interaction in a secure Internet environment.

Telemedicine
------------
The Company has entered into the telemedicine field with CYBeR-CARE, Inc. to utilize CYBeR-CARE's telemedicine units. The system is a patented Internet-based technology system that provides remote monitoring of individuals for healthcare purposes such as blood pressure, pulse, heart rate and other vital signs. Implementation of these systems began in July 2000. Management believes that these systems will provide more efficient interaction with patients, while reducing hospital and emergency room visits, resulting in significant savings to the Company.

Purchasing E-Commerce Provider
------------------------------
The Company entered into an alliance to provide its physicians the online capability to purchase medical supplies and equipment. MetCare now offers its Network a more complete and efficient purchasing solution to streamline their office management processes.

Acquisition of Dr. Sreekumar's Practice
---------------------------------------
Metcare entered into an Asset Purchase Agreement for Dr. Sreekumar's practice in Royal Palm Beach, Palm Beach County as of August 31, 1999. Dr. Sreekumar was a Humana provider and provides the Company with in excess of 800 Medicare patients. The integration of his practice into the Company's MSO Network expanded services into Palm Beach County area. The acquisition price was $500,000 with a cash payment of $100,000 at closing and two subsequent payments of $50,000 and a note in the amount of $300,000 due May 31, 2000 in cash or in stock. The parties are currently negotiating the terms of the note's repayment. Dr. Sreekumar's `s agreement also provided for bonus of 20% of the net profits in excess of $500,000 in 1999 and 2000. The bonus levels were not obtained in either year.

Forward-Looking Statements and Associated Risks
-----------------------------------------------

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


                                           METROPOLITAN HEALTH NETWORKS, INC.
                                           Registrant

Date:  August 17, 2000                     /s/ Fred Sternberg
                                           ------------------
                                           Fred Sternberg
                                           Chairman, President and
                                           Chief Executive Officer





Date:  August 17, 2000                     /s/ David S. Gartner,
                                           ---------------------
                                           David S. Gartner
                                           Chief Financial Officer