Form 10QSB
period 1999-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 2000-08-21
CIK 1009379

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31,1999
                                       OR

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

                               Yes       No X
                                  ----     ----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding as of June 30, 2000
               -----                         ----------------------------------
  Common Stock, par value $.001                         17,964,020
  Preferred Stock Series A, par value $.001                500,000

                       METROPOLITAN HEALTH NETWORKS, INC.

                                      INDEX


                                                                       Page No.
                                                                       --------

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

         Condensed Consolidated Balance Sheet-
         December 31, 1999                                                3

         Condensed Consolidated Statements of
         Operations for the Three Months Ended
         December 31, 1999 and 1998                                       4

         Condensed Consolidated Statements of
         Operations for the Six Months Ended
         December 1999 and 1998                                           5

         Condensed Consolidated Statements of
         Cash Flows for the Six Months Ended
         December 1999 and 1998                                           6-7

         Notes to Condensed Consolidated
         Financial Statements-Accounting Policies                         8

 Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                 9-10

PART II.   OTHER INFORMATION
         Summary of Legal Proceedings                                     11

         Changes in Securities and Use of Proceeds                        11

         Default Upon Senior Securities                                   11

         Submission of Matters to a Vote of Security                      11
         Holders

         Recent Developments                                              12-13

         Forward Looking Statements and
         Associated Risks                                                 13


SIGNATURES                                                                14

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                                                   December 31,1999
                                                                                                                     ------------
ASSETS
------

CURRENT ASSETS:
Accounts receivable, net                                                                                               $  3,190,167
Other current assets                                                                                                         65,099
                                                                                                                       ------------

Total current assets                                                                                                      3,255,266

PROPERTY AND EQUIPMENT, net                                                                                               1,228,416

INTANGIBLE ASSETS, net                                                                                                    2,522,496

OTHER ASSETS                                                                                                                206,289
                                                                                                                       ------------

TOTAL                                                                                                                  $  7,212,467
                                                                                                                       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                                                  $  5,567,885
Line of credit facility                                                                                                   1,520,668
Current maturities of capital lease obligations                                                                             121,162
Current maturities of long-term debt                                                                                      8,557,876
                                                                                                                       ------------

Total current liabilities                                                                                                15,767,591

LONG TERM DEBT                                                                                                              397,446

CAPITAL LEASE OBLIGATIONS                                                                                                   231,802

COMMITMENTS AND CONTINGENCIES
                                                                                                                       ------------

Total liabilities                                                                                                        16,396,839

STOCKHOLDERS' EQUITY:
Common stock, par value $.001 per share:
    40,000,000 shares authorized
    12,111,888 shares issued and outstanding                                                                                 12,112
Preferred stock, par value of $.001 per share,
    Stated value $100 per share; 10,000 shares
    authorized, 5,000 issued and outstanding                                                                                500,000
Additional paid-in capital                                                                                               13,488,391
Retained deficit                                                                                                        (23,184,875)
                                                                                                                       ------------

Total stockholder's equity                                                                                               (9,184,372)
                                                                                                                       ------------

TOTAL                                                                                                                  $  7,212,467
                                                                                                                       ============

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                                                                For the Three Months Ended
                                                                                                        December 31,
                                                                                           ----------------------------------------
                                                                                                    1999                   1998
                                                                                           ------------                ------------
REVENUES                                                                                   $  4,777,137                $  4,389,674
                                                                                           ------------                ------------

EXPENSES:
Medical expenses                                                                              3,506,816                   1,294,968
Salaries and benefits                                                                         1,627,232                   1,588,971
Depreciation and amortization                                                                   459,164                     462,773
General and administrative                                                                      692,246                   1,780,550
                                                                                           ------------                ------------
Total expenses                                                                                6,285,458                   5,127,262
                                                                                           ------------                ------------

LOSS FROM OPERATIONS                                                                         (1,508,321)                   (737,588)

OTHER INCOME (EXPENSE):
Loss on disposal of assets                                                                   (3,228,213)                     (9,157)
Interest expense                                                                               (149,500)                   (198,078)
Other income (expense)                                                                               --                    (151,211)
                                                                                           ------------                ------------
Total other income (expense)                                                                 (3,377,713)                   (358,446)
                                                                                           ------------                ------------

NET LOSS                                                                                   $ (4,886,034)               $ (1,096,034)
                                                                                           ============                ============


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                10,738,757                   6,504,458

NET LOSS PER SHARE                                                                               ($0.45)                     ($0.17)

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                                                                   For the Six Months Ended
                                                                                                          December 31,
                                                                                           ----------------------------------------
                                                                                               1999                        1998
                                                                                           ------------                ------------

REVENUES                                                                                   $  9,753,671                $  8,377,103
                                                                                           ------------                ------------

EXPENSES:
Medical expenses                                                                              6,455,677                   2,506,228
Salaries and benefits                                                                         3,297,540                   3,503,208
Depreciation and amortization                                                                   918,327                     911,934
General and administrative                                                                    1,428,710                   3,670,627
                                                                                           ------------                ------------

Total expenses                                                                               12,100,254                  10,591,997
                                                                                           ------------                ------------

LOSS FROM OPERATIONS                                                                         (2,346,583)                 (2,214,894)

OTHER INCOME (EXPENSE):
Loss on disposal of assets                                                                   (3,228,213)                     (9,158)
Interest expense                                                                               (311,458)                   (416,813)
Other income (expense)                                                                               --                     (79,647)
                                                                                           ------------                ------------
Total other income (expense)                                                                 (3,539,671)                   (505,618)
                                                                                           ------------                ------------

NET LOSS                                                                                   $ (5,886,254)               $ (2,720,512)
                                                                                           ============                ============


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                10,738,757                   6,501,185

NET LOSS PER SHARE                                                                               $(0.55)                     $(0.42)

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                      For the Six Months Ended
                                                                                                            December 31,
                                                                                               ------------------------------------

                                                                                                   1999                     1998
                                                                                               -----------              -----------

Increase (Decrease) in Cash and equivalents from:

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                                       $(5,886,254)             $(2,720,512)
                                                                                               -----------              -----------

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
    Depreciation and amortization                                                                  918,327                  911,934
    Loss on disposal of assets                                                                   3,228,213
    Provision for bad debts                                                                         54,418                  630,184
    Stock issued in lieu of cash                                                                   209,484                       --
Changes in operating assets and liabilities:
    Accounts receivable, net                                                                       214,660                1,079,356
    Trading securities                                                                                  --                     (204)
    Other current assets                                                                            89,250                 (272,261)
    Other assets                                                                                  (158,396)                 (72,092)
    Accounts payable and accrued expenses                                                          251,519                1,331,322
    Reserve for claims incurred but not reported                                                        --                   13,626
                                                                                               -----------              -----------
Net cash provided by/(used in) operating activities                                             (1,078,779)                 901,353
                                                                                               -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                           (59,222)                (360,542)
    Cash paid for acquired companies                                                              (100,000)
                                                                                               -----------              -----------
Net cash used in investing activities                                                             (159,222)                (360,542)
                                                                                               -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) on lines-of-credit                                               1,388,437                 (980,685)
    Borrowings on notes payable                                                                  1,281,000                       --
    Repayment of notes payable                                                                    (583,801)                      --
    Repayment of capital lease obligations                                                        (840,649)                (285,855)
    Net proceeds from issuance of common stock                                                          --                 (158,719)
    Dividends on preferred stock                                                                    (6,986)                      --
                                                                                               -----------              -----------
Net cash used in financing activities                                                            1,238,001               (1,425,259)
                                                                                               -----------              -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                               --                 (884,448)

CASH AND CASH EQUIVALENTS - BEGINNING                                                                   --                  916,464

                                                                                               -----------              -----------
CASH AND CASH EQUIVALENTS - ENDING                                                             $        --              $    32,016
                                                                                               ===========              ===========

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

                                                                                                       For the Six Months Ended
                                                                                                              December 31,
                                                                                                      -----------------------------

                                                                                                         1999                 1998
                                                                                                      -----------          --------
Supplemental Disclosures:
    Interest paid                                                                                     $   221,000           $384,000
                                                                                                      ===========           ========
    Income taxes paid                                                                                 $        --           $     --
                                                                                                      ===========           ========

Supplemental Disclosure of Non-cash Investing and Financing Activities:
                                                                                                      ===========           ========
    Purchase price in excess of net assets acquired                                                   $   820,000           $     --
                                                                                                      ===========           ========
    Conversion of preferred shares into common shares                                                 $   500,000           $     --
                                                                                                      ===========           ========
    Fair value of current assets disposed                                                             $ 4,700,425           $     --
                                                                                                      ===========           ========
    Fair value of liabilities disposed                                                                $ 1,472,212           $     --
                                                                                                      ===========           ========
    Common stock issued for non-compete agreement                                                     $        --           $218,750
                                                                                                      ===========           ========

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited

Item 1   ACCOUNTING POLICIES

The condensed consolidated financial statements include Metropolitan Health Networks, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

The accompanying condensed consolidated balance sheet of Metropolitan Health Networks, Inc. ("Metropolitan" or the "Company") as of December 31,1999, the related condensed consolidated statements of operations for the three and six months ended December 31, 1999 and 1998 and the condensed consolidated statements of cash flows for the six months ended December 31,1999 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1999 included in the Company's form 10-KSB filed with the Securities and Exchange Commission.

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

Responding to changes in the health care industry, in mid-1999 the Company modified its business strategy and determined to become a Management Services Organization ("MSO") which, instead of owning and managing Physician Practices and Ancillary Services, it would manage the total care of patients through full risk managed care contracts. As a result, the Company undertook to divest of or unwind several of its acquisitions. As a result of poor performance recognized over the Company's history, several senior management and staff changes occurred in connection with the redirection of the Company. Fred Sternberg, Metcare's CEO, was recruited in January 2000, joining the Company's new CFO, David Gartner, CPA and Debbie Finnel, the Company's COO, both hired in 1999. Total employee count was reduced by 98, or 58% during this time, the result of a restructuring implemented by the Company's new management.

The Company failed to file the Form 10-Q's for the quarters ended September 30, 1999, December 31, 1999 and March 31, 2000 on a timely basis. As a result the Company will be delisted from the bulletin board if it does not become current by August 24, 2000. However, management believes it will file the required reports within the time allotted to maintain its listing on the OTCBB.

Results of Operations
---------------------
The Company had revenues of $4,777,138 for the quarter ended December 31, 1999 as compared to revenues of $4,389,674 for the quarter ended December 31, 1998, an increase of 8.8%. For the six months ended December 31, 1999 revenues amounted to $9,753,671 compared to $8,377,103 for the year earlier period, an increase of 16.4%. The loss from continuing operations for the first two quarters of fiscal 1999 was $2,346,582 a $22,869 improvement over fiscal 1998. The Company's loss of $1,508,319 from continuing operations for the most recent quarter increased over the similar period last year by $157,861 and was primarily due to approximately $450,000 of legal and accounting fees incurred to settle primarily all its outstanding material litigation. The Company's Net Loss for the three months ended December 31, 1999 was approximately $4,900,000 and is attributable in a large part to non-cash items related to the disposal of it diagnostic operations of $3,228,213 and depreciation and amortization of $459,163 totaling $3,687,376.

Earnings before interest, taxes, depreciation and amortization (EBITDA), after adding back the Loss on Disposal of Assets, for the first two quarters of fiscal 2000 amounted to a negative $1,428,256 compared to a negative $1,382,608 in fiscal 1999.

Revenue
-------
MSO revenue for the quarter ended December 31, 1999 was $3,475,029 or 72.8% of total revenue. In comparison, for the quarters ended September 30, 1999 and for December 31, 1998 MSO revenues was 67.5% and 42.1% of total revenue, respectively, The current period's increase reflects the shift in the Company's strategy into an MSO.

Medical Expenses
----------------
Medical expenses for the quarters ended December 31, 1999 and 1998 were $3,506,816 and $1,294,968, respectively and were $6,455,677 and $2,506,228 for the respective six month periods. These increases are in direct correlation to the increases in our MSO business over the same period.

Salaries and Benefits
---------------------
Payroll expenses for the quarter ended December 31, 1999 and 1998 were $1,627,323 and $1,588,971, respectively. This increase of $38,261 or 2.4% was primarily due to the payroll costs associated with the new HMO contract that went into effect as of January 1, 2000. Salaries and benefits were $3,297,540 and $3,503,208 for the six months ended December 31, 1999 and December 31, 1998, respectively.

Depreciation and Amortization
-----------------------------
The decrease in depreciation and amortization for the quarter ended December 31, 1999, compared to the year ago period, of $3,610 was due to disposal of certain assets and adjustment in the useful lives of certain equipment. As a percentage of revenue it was 9.6% for this quarter compared to 10.5% for the quarter ended December 31, 1998.

General and Administrative
--------------------------
General and administrative expenses for the quarters ended December 31, 1999 and December 31, 1998 were $692,246 and $1,780,550, respectively, a decrease of $1,088,304. The decrease is primarily due to expenses associated with the diagnostic operations which were experiencing significant decline in revenue. Accordingly there was a decrease in variable expenses.

Liquidity and Capital Resources
-------------------------------
As a result of the Company's continuing losses from operations, including the costs associated with restructuring, cost of severance and separation agreements, the Company has experienced liquidity and cash flow problems. Subsequent to December 31, 1999 the Company raised approximately $2,640,000 to fully implement its business plan. Management is reviewing various funding opportunities including additional or expanded credit facilities, debt and equity infusions, and strategic alliances. No assurances can be given that the Company will be successful in securing additional capital.

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

Primedica Healthcare, Inc.
--------------------------
The Company entered into litigation with regard to the Primedica acquisition agreement. This litigation was subsequently settled whereby the parties entered into a settlement agreement that reduced the total outstanding debt to $1,512,235 from $4,745,364. The settlement agreement provided for payments of $25,000 per week. A change in anticipated payments under our full risk contract caused the Company to default on the agreement. As a result of this change, the Company and Primedica then entered into a forbearance agreement, which increased the amount of the debt to $2,000,000 while maintaining the weekly payments of $25,000. As of August 4, 2000 the Company has entered into a new agreement in which Primedica acknowledged the payments of $700,000 and it continued the weekly payments of $25,000 for 32 weeks and a balloon payment of $500,000 equaling a total of $2,000,000 in March 2001. In the event the Company is not able to meet this obligation, the Company may continue payments through December 2001 with a balloon payment, bringing the total to $2,500,000. In the event of a default by the Company in the required payments to Primedica, the Company shall be obligated to pay the full amount of $4,745,364. The Company provides primary care services to approximately 4,000 patients including more than 900 Humana members. The Company maintains two full-time physicians at the facility.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         NONE
ITEM 3.  DEFAULT UPON SENIOR SECURITIES
         NONE
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         NONE

ITEM 5.  OTHER INFORMATION.

Recent Developments
-------------------
Subsequent to December 31, 1999, the Company has entered into various strategic alliances and other transactions to facilitate its business plan.

New HMO Contracts
-----------------

o        Daytona Beach Market (Volusia and Flagler Counties)
         ---------------------------------------------------
As of January 1, 2000, MetCare's MSO implemented a contract with Humana. Current enrollment includes approximately 23,000 Medicare and over 7,000 commercial patients in a market with approximately 106,000 verified and eligible Medicare lives. As of the date of this filing, the Company has fully implemented this contract and estimates its annualized revenues to be approximately $100,000,000.

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

Adjudication & Payment of Claims
--------------------------------
The Company entered into a strategic alliance with Triad2000/MD2000, to create a paperless software system for healthcare practitioners. The software will manage real-time referrals, appointment scheduling, claims review, pharmacy management and utilization management. The Company will implement the paperless software system in its Daytona Beach market (Volusia and Flagler counties) for 32,000 patients.

On-Line Pharmacy
----------------
The Company is currently reviewing several opportunities with substantial pharmacy companies that will provide mail order pharmacy and pharmacy management. The Company believes that it will finalize a relationship before the end of August 2000. While providing this service to our patients, management believes this relationship will provide better management control of the spiraling costs relating to prescriptions that in turn will result in significant cost savings to the Company.

Internet Practice Management, Billing & Collections
---------------------------------------------------
The Company is currently negotiating with several Internet software billing and collection companies to provide physicians with online solutions to manage their medical practices efficiently in such areas as: patient scheduling, claims processing, provider directory management, ordering of diagnostic imaging and laboratory tests, as well as for patient interaction in a secure Internet environment.

Telemedicine
------------
The Company has entered into the telemedicine field with CyberCare to utilize CYBeR CARE's telemedicine units. The system is a patented Internet-based technology system that provides remote monitoring of individuals for healthcare purposes such as blood pressure, pulse, heart rate and other vital signs. Management believes this to be a major step in helping our physicians better manage and interact with patients. A significant cost to the Company is caused by emergency room visits and hospital stays which management believes that this system will help reduce this cost significantly.

Purchasing E-Commerce Provider
------------------------------
The Company entered into an alliance to provide its physicians the online capability to purchase medical supplies and equipment. MetCare now offers its physicians and affiliates a more complete and efficient purchasing solution to streamline their office management processes while providing significant cost savings.

Acquisition of Warren R.  and Susan Federgreen M.D.P.A
------------------------  ----------------------------
This primary care practice has been merged into the Company's existing Network facilities and provides additional patients' lives to the Company's Network. Effective December 30, 1999, the Company acquired the practice for a purchase price of $120,000 that consisted entirely of a note payable. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. In addition to the purchase price, the physicians are entitled to a bonus based upon adjusted pre-tax earnings on a scalable basis up to $60,000, if earnings are $225,000 or above. The Company recognized goodwill of $120,000 on this transaction.

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



                                           METROPOLITAN HEALTH NETWORKS, INC.
                                           Registrant





Date:  August 21, 2000                     /s/ Fred Sternberg
                                           --------------------
                                           Fred Sternberg
                                           Chairman, President and
                                           Chief Executive Officer


Date:  August  21, 2000                    /s/ David S. Gartner
                                           --------------------
                                           David S. Gartner
                                           Chief Financial Officer