Form 10QSB
period 2000-03-31
METROPOLITAN HEALTH NETWORKS INC
filed 2000-08-23
CIK 1009379

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                    Yes [ ]    No X

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              Class                   Outstanding as of June 30, 2000
                              -----                   -------------------------------
                Common Stock par value $.001                  17,964,020
                Preferred Stock Series A, par value $.001        500,000


Metropolitan Health Networks, Inc.

Index

Part I.    FINANCIAL INFORMATION                                     Page

Item 1.      Financial Statements
                  Condensed Consolidated Balance Sheet
                  March 31, 2000                                       2

                  Condensed Consolidated Statements of
                  Operations for the Three and Nine Months
                  Ended March 31, 2000 and 1999                        3

                  Condensed Consolidated Statements of
                  Cash Flows for the Nine Months Ended
                  March 31, 2000 and 1999                              4

                  Notes to Condensed Consolidated
                  Financial Statements-Accounting Policies             5-8

Item 2.    Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                                 9-10

PART II.  OTHER INFORMATION

                  Summary of Legal Proceedings                         11

                  Changes in Securities and Use of Proceeds            11

                  Default Upon Senior Securities                       11

                  Submission of Matters to a Vote of Security
                  Holders                                              11

                  Recent Developments                                  11-12

                  Forward Looking Statements and
                  Associated Risks                                     12

SIGNATURES                                                             13

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                                            (Unaudited)
--------------------------------------------------------------------------------- ------------------------ ------------------------
CURRENT ASSETS
     Accounts receivable, net                                                                                $       2,733,057
     Other current assets                                                                                              758,962
--------------------------------------------------------------------------------- ------------------------ ------------------------
         Total current assets                                                                                        3,492,019

PROPERTY AND EQUIPMENT, net                                                                                          1,238,417

INTANGIBLE ASSETS, net                                                                                               2,429,041

OTHER ASSETS                                                                                                           231,008
--------------------------------------------------------------------------------- ------------------------ ------------------------
     TOTAL ASSETS                                                                                            $       7,390,485
--------------------------------------------------------------------------------- ------------------------ ------------------------
LIABILITIES AND DEFICIENCY IN ASSETS
--------------------------------------------------------------------------------- ------------------------ ------------------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                                   $       4,458,155
     Due to related parties                                                                                            875,000
     Other liabilities                                                                                               1,443,145
     Line of credit facilities                                                                                       1,308,076
     Current maturities of capital lease obligations                                                                   267,836
     Current maturities of long-term debt                                                                            6,564,481
--------------------------------------------------------------------------------- ------------------------ ------------------------
         Total current liabilities                                                                                  14,916,693
--------------------------------------------------------------------------------- ------------------------ ------------------------
CAPITAL LEASE OBLIGATIONS                                                                                               95,934
--------------------------------------------------------------------------------- ------------------------ ------------------------
LONG-TERM DEBT                                                                                                         397,878
--------------------------------------------------------------------------------- ------------------------ ------------------------
CONTINGENCIES (NOTE 7)                                                                                                       -

DEFICIENCY IN ASSETS
     Common  stock, par value $.001 per share; 40,000,000 shares authorized;
     13,864,422 issued and outstanding                                                                                  13,864
     Preferred  stock,  par value $.001 per share;  stated value $100 per share;
     10,000,000 authorized, 5,000 issued and outstanding                                                               500,000
     Additional paid in capital                                                                                     14,497,164
     Accumulated deficit                                                                                   (        23,031,048)
--------------------------------------------------------------------------------- ------------------------ ------------------------
         Total deficiency in assets                                                                        (         8,020,020)
--------------------------------------------------------------------------------- ------------------------ ------------------------
     TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                                              $       7,390,485
--------------------------------------------------------------------------------- ------------------------ ------------------------

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                Nine Months Ended                       Three Months Ended
                                                       --------------------------------------  ------------------------------------
                                                         March 31, 2000     March 31, 1999      March 31, 2000     March 31, 1999
                                                           (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)
-------------------------------------------------------- ------------------ ------------------- ------------------ ----------------
REVENUES                                                 $   39,630,227     $    12,827,640     $   29,876,556     $  4,450,537
-------------------------------------------------------- ------------------ ------------------- ------------------ ----------------
EXPENSES
   Medical expenses                                          34,484,663           3,448,730         28,028,986          982,502
   Salaries and benefits                                      4,218,216           5,339,212            920,676        1,836,004
   Depreciation & amortization                                1,103,336           1,465,649            185,009          553,715
   General and administrative                                 1,948,997           5,399,329            520,287        1,688,702
-------------------------------------------------------- ------------------ ------------------- ------------------ ----------------
     Total selling, general and administrative expenses      41,755,212          15,652,920         29,654,958        5,060,923
-------------------------------------------------------- ------------------ ------------------- ------------------ ----------------
INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)              (    2,124,985)    (     2,825,280)           221,598     (    610,386)
-------------------------------------------------------- ------------------ ------------------- ------------------ ----------------
OTHER INCOME (EXPENSE):
   Loss on disposal of assets                            (    3,228,213)    (         9,158)                 -                -
   Interest expense                                      (      380,027)    (       514,828)    (       68,569)    (     98,015)
   Other income (expense)                                           800     (       192,338)               800     (    112,692)
-------------------------------------------------------- ------------------ ------------------- ------------------ ----------------
     Total other income (expense)                        (    3,607,440)    (       716,324)    (       67,769)    (    210,707)
-------------------------------------------------------- ------------------ ------------------- ------------------ ----------------
NET INCOME (LOSS)                                        ($   5,732,425)    ($    3,541,604)    $      153,829     ($   821,093)
-------------------------------------------------------- ------------------ ------------------- ------------------ ----------------
Weighted Average Number of Common Shares
   Outstanding                                               11,362,114           6,728,618         12,621,246        7,186,899
-------------------------------------------------------- ------------------ ------------------- ------------------ ----------------
Net earnings (loss) per share - basic                    ($        0.50)    ($         0.53)    $         0.01     ($      0.11)
-------------------------------------------------------- ------------------ ------------------- ------------------ ----------------
Net earnings (loss) per share - diluted                  ($        0.50)    ($         0.53)    $         0.01     ($      0.11)
-------------------------------------------------------- ------------------ ------------------- ------------------ ----------------

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                    March 31, 2000           March 31, 1999
                                                                                      (Unaudited)              (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    (  $       5,732,425)    (  $       3,541,604)
----------------------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                                       1,103,336                1,465,649
       Loss on disposal of assets                                                          3,228,213                        -
       Provision for bad debts                                                                54,418                  738,785
       Stock options issued in lieu of cash                                                  161,305                        -
       Stock issued in lieu of cash                                                          307,454                        -
       Changes in assets and liabilities:
          Accounts receivable                                                                671,770                  749,013
          Trading securities                                                                       -     (                204)
          Other current assets                                                  (            604,613)    (             99,869)
          Other assets                                                          (            183,115)    (            109,766)
          Accounts payable and accrued expenses                                 (            858,394)               1,966,768
          Due to related parties                                                             875,000                        -
----------------------------------------------------------------------------------------------------------------------------------
              Total adjustments                                                            4,755,374                4,710,376
----------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities               (            977,051)               1,168,772
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquired companies                                            (            100,000)                       -
    Capital expenditures                                                        (            160,777)    (            776,769)
----------------------------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities                             (            260,777)    (            776,769)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) on line of credit                                          1,175,845     (            639,032)
    Net borrowings on notes payable                                                          147,381                        -
    Net repayments on capital lease obligations                                 (            829,843)    (            438,410)
    Dividends on preferred stock                                                (              6,986)                       -
    Net proceeds from issuance of common stock                                               751,431     (            177,920)
----------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing activities                          1,237,828     (          1,255,362)
----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                    -     (            863,359)

CASH AND EQUIVALENTS - BEGINNING                                                                   -                  916,464
----------------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS - ENDING                                                      $               -        $          53,105
----------------------------------------------------------------------------------------------------------------------------------

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited

--------------------------------------------------------------------------------
NOTE 1.  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

                  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

                  The audited financial statements at June 30, 1999 which are included in the Company's Annual Report on Form 10-KSB should be read in conjunction with these condensed financial statements.

--------------------------------------------------------------------------------
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

                  Use of Estimates
                  ----------------

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Net Income (Loss) Per Share
                  ---------------------------

                  The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options to purchase shares of common stock. Outstanding stock equivalents were not considered in the calculation for periods in which the Company sustained a loss as their effect would have been anti-dilutive.

--------------------------------------------------------------------------------
NOTE 3.  LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

                  The Company has sustained substantial operating losses and negative cash flows from operations since inception. In addition the Company has had difficulty in meeting its current and long-term obligations. In the absence of achieving consistent profitable operations and positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations.

                  In view of these matters, realization of a portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial obligations. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

                  Subsequent To December 31, 1999, the Company has raised approximately $3,140,000 in equity and debt to fund its operations.

                  In addition, as of August 18, 2000 the Company is not in compliance with Securities and Exchange Commission and NASD reporting requirements with respect to annual, quarterly and certain disclosure related filing requirements. In this regard, should the Company remain deficient in its filing requirements, it may lose its eligibility for quotation and be subject to removal from the OTCBB. However, management believes that with the filing of its March 10-QSB, the company will have filed all required quarterly and annual reports.

--------------------------------------------------------------------------------
NOTE 4.  ACQUISITIONS AND DISPOSALS
--------------------------------------------------------------------------------

                  Acquisitions

                  Purchase of Sreekumar
                  ---------------------

                  Effective August 12, 1999, the Company acquired the medical practice of Dr. P. Sreekumar. The purchase price consisted of assumed liabilities of approximately $300,000, cash of $200,000 and the issuance of a note payable in the amount of $300,000. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The results of operations beginning August 13, 1999 are included in the Company's statement of operations. As a result of this acquisition approximately $700,000 was recorded as goodwill.

                  Purchase of Federgreen
                  ----------------------

                  Pursuant to an asset purchase agreement effective December 30, 1999, the Company acquired certain assets of the Medical practice of Dr. Federgreen. The purchase price consisted of a $120,000 note payable. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The results of operations beginning December 31, 1999 are included in the Company's statement of operations. As a result of this acquisition approximately $120,000 was recorded as goodwill.

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

                  Sale of Datascan
                  ----------------

                  Effective December 31, 1999, Datascan was sold to its former owner in exchange for the settlement of all outstanding litigation and termination of all Executive Employment Agreements and all stock options held by the former owner. The Buyer also assumed certain third party obligations of the Company. In connection with this disposal, the Company recognized a loss of approximately $2,107,000

--------------------------------------------------------------------------------
NOTE 5.  DEFICIENCY IN ASSETS
--------------------------------------------------------------------------------

                  On January 7, 2000, the Company reduced the exercise price on 240,000 warrants, issued in connection with the issuance of series B preferred stock, from $7.00 to $0.70 in exchange for the elimination of a cashless exercise provision.

                  On March 31, 2000, the Company extended the expiration of 867,000 warrants from February 28, 2000 to September 30, 2000.

                  During October 1999, 500 shares of series B preferred stock were converted into 2,300,000 shares of the Company's common stock. As a result at March 31, 2000, there were no shares of series B preferred stock issued and outstanding.


--------------------------------------------------------------------------------
NOTE 6.  STOCK OPTIONS
--------------------------------------------------------------------------------

                  The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options.

                  Accordingly, compensation expense has been recorded to the extent the market value of the underlying stock exceeded the exercise price at the date of grant. For the nine months ended March 31, 2000 compensation costs related to stock options amounted to approximately $161,000.

--------------------------------------------------------------------------------
NOTE 7.  CONTINGENCIES
--------------------------------------------------------------------------------

                  In connection with the acquisition of two physician practices (the Practices) on April 1, 1998 from Primedica Healthcare, Inc. (Primedica) the Company entered into a 7.5% note payable of $3,500,000, to be amortized over 20 years, with a balloon payment due on April 1, 2003 (the Promissory Note). The Company discounted this Promissory Note $1,068,877 based upon the Company's incremental borrowing rate at April 1, 1998 (16%). During 1999, the Company defaulted on the Promissory Note and a judgment was entered against the Company for $4,745,364. Accordingly, as of June 30, 1999 the Promissory Note has been increased to $4,745,364, and a loss of $2,206,448 has been recorded. Subsequently, the Company and Primedica reached a settlement whereby the Company agreed to pay Primedica $1,513,235, subject to a provision stating that if timely payments were not received by Primedica, the Company would be liable for $4,745,364. On October 26, 1999 the Company was notified by Primedica that it was in default of this settlement agreement. As of August 4, 2000, the Company entered into a new agreement requiring weekly payments of $25,000 aggregating $2,000,000 by March 2001. Alternatively, if the Company is unable to meet this payment schedule, it may continue making payments through December 2001 aggregating $2,500,000. In the event this payment schedule is not met, the Company shall be obligated to pay the full $4,745,364.

                  At March 31, 2000, the Company had recorded accrued payroll taxes of approximately $1,230,000, which is included in accrued expenses in the accompanying balance sheet. The Company is currently negotiating a payment plan to repay this amount.

--------------------------------------------------------------------------------
NOTE 8.  SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

                  Deficiency in Assets
                  --------------------

                  Subsequent to March 31, 2000, the Company granted 440,000 options under consulting and employee compensation agreements with exercise prices from $0.75 to $6.50 which expire from June 2005 through July 2008.

                  Alpha Clinic Agreement
                  ----------------------

                  During October 1999, the Company entered into a management agreement with Alpha Clinical Laboratory (Alpha) to act as Alpha's management company for a fee of 10% of Alpha's collections. Concurrently, the Company entered into an unconditional and irrevocable option to purchase or designate a third party to purchase at any time prior to October 31, 2000 all of the outstanding common stock of Alpha. The designated purchase price shall be three times the pre-tax profit for the twelve-month period preceding the measurement date, and shall be payable with the Company's common stock. Subsequent to October 1999, the Company began advancing Alpha funds to support its operations for a total of approximately $813,000 as of August 18, 2000. On May 12, 2000 part of these advances were converted into a promissory note in the amount of $512,000. The promissory note is payable upon demand, bears interest at 18% per annum, and is collateralized by substantially all of the assets of Alpha.

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

The start of the new millennium marked a new beginning for Metcare. The Company has transformed itself into a Managed Service Organization ("MSO") from a Practice Management Company ("PPM"). Management resolved a number of problems in late 1999 and began focusing on growing the Company and becoming profitable. Presently, substantially all of the Company's revenues are generated from its MSO operations.

For the first quarter of this year revenues were $29,876,556 compared to $4,450,537 for the comparable quarter in 1999, an increase of 571%. For the first time in the Company's history, income from continuing operations was positive, totaling $221,598 for the quarter ended March 31, 2000 compared to a loss for the three months ended March 31, 1999 of $610,386.

The turnaround is the result of a number of decisions and actions leading up to the current quarter:

    o The Company's new President and CEO, Fred Sternberg, along with the management team of Debbie Finnel, COO and David S. Gartner, CFO, implemented its strategy to become an MSO serving the needs of patients in South and Central Florida.

    o Metcare restructured its Board of Directors with proven and credible members. The new board now consists of independent directors with diverse backgrounds including members experienced in the medical industry.

    o The Company has closed all diagnostic service operations that were losing money and draining the Company's cash flow. Furthermore, Metcare set out to consolidate physician offices, reducing overhead while maximizing management's ability to increase revenues.

    o The Company has settled all material litigation which was not only costly, but a distraction to management in its efforts to move forward with MSO operations.

    o Management moved decisively to enhance its MSO operations and form new strategic alliances for the future.(See Recent Developments).

Results of Operations
---------------------

The Company had revenues of $29,876,556 for the quarter ended March 31, 2000 compared to $4,450,537 for the quarter ended March 31, 2000, an increase of $25,426,019. For the nine months ended March 31, 2000 revenues were $39,630,227 compared to $12,827,640 for the same period in fiscal 1999, an increase of $26,802,587. The Company produced a profit from continuing operations of $221,598 for the current quarter ended March 31, 2000, compared to a loss of $610,386 for the quarter ended March 31, 1999, a turnaround of $831,984.

Earnings before interest, taxes, depreciation and amortization (EBITDA), for the current quarter ended March 31, 2000 was a positive $407,407 compared to a negative EBITDA for the prior year's third quarter of $169,363.

Revenue
-------

MSO revenue for the quarter ended March 31, 2000 was $28,939,790 compared to $1,464,360 for the quarter ended March 31, 1999, an increase of $27,475,430. For the nine months ended March 31, 2000 and 1999 total revenues were $39,630,227 and $12,827,640 respectively, an increase of $26,802,587. The current period's increase reflects the shift in the Company's strategy to operating as an MSO and to revenues from the new Daytona Beach HMO contract which was implemented in January 2000.

Medical Expenses
----------------

Medical expenses for the quarter ended March 31, 2000 were $28,028,986, compared to $982,502 for the quarter ended March 31, 1999. Medical expenses includes all costs associated with providing services of the MSO operation including but not limited to capitation payments made directly to the physicians in our Network.

Salaries and Benefits
---------------------

Payroll expenses for the quarter ended March 31, 2000 and 1999 were $920,676 and $1,836,004 respectively, reflecting a decrease of $915,328. This reduction of 49.9% resulted from the closing of the diagnostic operations and consolidation of physician practices. Salaries and benefits were $4,218,216 and $5,339,212 for the nine months ended March 31, 2000 and March 31, 1999, respectively.

Depreciation and Amortization
-----------------------------

Depreciation and amortization for the quarter ended March 31, 2000 decreased by $368,706 compared to the year ago period, directly related to the sale and disposition of the diagnostic operations and certain physician practices. For the nine months ended March 31, 2000 and March 31, 1999, depreciation and amortization was $1,103,336 and $1,465,649, respectively.

General and Administrative
--------------------------

General and administrative expenses for the quarters ended March 31, 2000 and March 31, 1999 were $520,287 and $1,688,702 respectively, reflecting a decrease of $1,168,415. General and administrative expenses for the nine months ended March 31, 2000 and March 31, 1999 were $1,948,997 and $5,399,329, respectively.
The decreases are attributable to managements proactive strategy of focusing on its MSO operations, the closing its diagnostic operations and continued attention to reducing costs and improving operational efficiency.

PART II OTHER INFORMATION

ITEM 1. SUMMARY OF LEGAL PROCEEDINGS

Primedica Healthcare, Inc.
--------------------------

The Company entered into litigation with regard to the Primedica acquisition agreement. This litigation was subsequently settled whereby the parties entered into a settlement agreement that reduced the total outstanding debt to $1,512,235 from $4,745,364. The settlement agreement provided for payments of $25,000 per week. A change in anticipated payments under our full risk contract caused the Company to default on the agreement. As a result of this change, the Company and Primedica then entered into a forbearance agreement, which increased the amount of the debt to $2,000,000 while maintaining the weekly payments of $25,000. As of August 4, 2000 the Company entered into a new agreement in which Primedica acknowledged payments of $700,000 and continued the weekly payments of $25,000 for 32 weeks with a balloon payment of $500,000 totaling of $2,000,000 by March 2001. As of the date of this filing, the Company is in compliance with the agreement. In the event the Company is not able to meet this obligation, the Company may continue payments through December 2001 with a balloon payment, bringing the total to $2,500,000. In the event of a default by the Company in the required payments to Primedica, the Company shall be obligated to pay the full amount of $4,745,364.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         NONE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         NONE

ITEM 5.  OTHER INFORMATION

Recent Developments
-------------------

New HMO Contracts
-----------------

o        Daytona Beach Market (Volusia and Flagler Counties)
         ---------------------------------------------------
As of January 1, 2000, MetCare's MSO implemented a contract with Humana. Current enrollment includes approximately 23,000 Medicare and over 7,000 commercial patients in a market with approximately 106,000 verified and eligible Medicare lives. As of the date of this filing, the Company has fully implemented this contract and estimates its total annualized revenues to be approximately $120,000,000.

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

Adjudication & Payment of Claims
--------------------------------
The Company entered into a strategic alliance with Triad2000/MD2000, to create a paperless software system for healthcare practitioners. The software will manage real-time referrals, appointment scheduling, claims review, pharmacy management and utilization management. The Company will implement the paperless software system in its Daytona market (Volusia and Flagler counties) for 32,000 patients.

On-Line Pharmacy
----------------
The Company is currently reviewing several opportunities with substantial pharmacy companies that will provide mail order pharmacy and pharmacy management. The Company believes that it will finalize a relationship before the end of August 2000. Management believes this relationship will provide better management control of the spiraling costs relating to prescriptions that in turn will result in significant cost savings to the Company while providing a better service to our patients.

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

Telemedicine
------------
The Company has entered into the telemedicine field with CYBeR CARE to utilize its telemedicine units. The system is a patented Internet-based technology system that provides remote monitoring of individuals for healthcare purposes such as blood pressure, pulse, heart rate and other vital signs. Emergency room visits and hospital stays are significant costs to the Company and management believes that this system will help reduce these costs significantly by allowing its physicians to better manage and interact with patients.

Purchasing E-Commerce Provider
------------------------------
The Company entered into an alliance to provide its physicians the online capability to purchase medical supplies and equipment. MetCare now offers its physicians and affiliates a more complete and efficient purchasing solution to streamline their office management processes while providing significant cost savings.

Acquisition of Warren R. and Susan Federgreen M.D.,P.A
------------------------------------------------------
This primary care practice has been merged into the Company's existing Network facilities and provides additional patients' lives to the Company's Network. Effective December 30, 1999, the Company acquired the practice for a purchase price of $120,000 that consisted entirely of a note payable. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. In addition to the purchase price, the physicians are entitled to a bonus based upon adjusted pre-tax earnings on a scalable basis up to $60,000 if earnings are $225,000 or above. The Company recognized goodwill of $120,000 on this transaction.

Forward-Looking Statements and Associated Risks
-----------------------------------------------
Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectation and are subject to a number of risks and uncertainties, including but not limited to economic, competitive and other factors affecting the Company's operations, ability of the Company to obtain competent medical personnel, the cost of services provided versus payment received for capitated and full risk managed care contracts, negative effects of prospective healthcare reforms, the Company's ability to obtain medical malpractice coverage and the cost associated with malpractice, the availability of appropriate acquisition candidates, the Company's ability to close once a letter of intent or contract has been executed, the Company's ability to raise capital to close on such acquisitions, access to borrowed or equity capital on favorable terms, the fluctuation of the Company's common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including but not limited to the Company's SB-2, S-3, S-8 and 8-K fillings. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.



                                              METROPOLITAN HEALTH NETWORKS, INC.
                                              Registrant





Date:  August   , 2000                        /s/ Fred Sternberg
                                              -----------------------
                                              Fred Sternberg
                                              Chairman, President and
                                              Chief Executive Officer


Date:  August  , 2000                         /s/ David S. Gartner
                                              --------------------
                                              David S. Gartner
                                              Chief Financial Officer