Form 10KSB
period 1999-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 2000-10-17
CIK 1009379

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                                   (Mark One)

        / /      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the six month period ended December 31, 1999

    /X/      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from July 1, 1999 to December 31, 1999

                             Commission file number
                                    0-28456

                       Metropolitan Health Networks, Inc.
                 (Name of small business issuer in its charter)

           Florida                                        65-0635748
(State or other jurisdiction of              (I.R.S. Employer Identification No)
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

                                Yes / / No /X/

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year:  $18,501,497

The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the registrant was approximately $34,768,921 (computed using the closing price of $1.875 per share of Common Stock on August 31, 2000, as reported by NASDAQ, based on the assumption that directors and officers and more than 5% stockholders are affiliates).

         (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

There were 18,543,425 shares of the registrant's Common Stock, par value $.001 per share, and 3,277,625 of the registrant's Class A Redeemable Common Stock Purchase Warrants outstanding on August 31, 2000.

         DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check One): Yes     No /X/

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

         Responding to changes in the health care industry in mid-1999 the Company modified its business strategy and determined to become a Management Services Organization ("MSO") in which, instead of owning and managing Physician Practices and Ancillary Services, it would manage the total care of patients through "Global Risk" managed care contracts. As a result, the Company undertook to divest of or unwind several of its acquisitions.

         The Company has changed its financial reporting year to December 31 from the fiscal year of June 30. The audited financial information reported herein is for the six months ended December 31, 1999. Management felt the change of the financial reporting year was consistent with the changes in direction of the Company and the restructuring of the Company, and provides its shareholders with reporting that will more appropriately reflect Metcare's strategies, goals and objectives.

         Several senior management and staff changes occurred in connection with the redirection of the Company. Fred Sternberg, Metcare's CEO, was recruited in January 2000, joining the Company's new CFO, David Gartner and Debbie Finnel, the Company's COO, both hired in 1999. Total employee count was reduced by 98, or 58% during this time, the result of a restructuring implemented by the Company's new management.

         The change in business strategy and related dispositions and restructuring were substantially completed by the end of 1999.

RECENT DEVELOPMENTS

         During the six months ended June 30, 1999, the Company secured a new HMO contract, acquired and sold certain Physician Practices and Ancillary Services, and entered into various strategic alliances to facilitate its business plan. In August 2000, Metcare secured an additional HMO contract. The new HMO contract and the Physician Practices and Ancillary Services transactions are discussed in the appropriately captioned sections of the BUSINESS section.

         Metcare has entered into a number of strategic alliances with businesses aimed at bringing Internet-based technologies and solutions to healthcare. The Company believes that implementing these advanced concepts, products and services is bringing dramatic improvements and efficiencies to all aspects of the patient, provider and payer relationship, and is a key to Metcare's and its Network's success in the future. In addition, these new technologies and businesses are expected to generate significant cost savings and incremental revenues for the Network and the Company.

         Adjudication & Payment of Claims. The Company entered into a strategic alliance with Triad2000/MD2000, to create a paperless software system for healthcare practitioners. The software will manage real-time referrals, appointment scheduling, claims review, pharmacy management and utilization management. The Company expects to implement the paperless software system in its Daytona Beach market, Volusia and Flagler counties for 32,000 patients beginning in the fourth quarter of 2000.

         On-Line Pharmacy. The Company has entered into an arrangement with a pharmacy company that will provide mail order pharmacy and pharmacy management to its Network and patients. The Company believes that it will begin implementation before the end of 2000.

         Internet Practice Management, Billing & Collections. The Company has entered into a contract with eMedSoft.com to develop, implement and provide for Metcare's electronic healthcare needs including software, portal, Internet and network products and services. These solutions will allow Metcare's physicians to manage their medical practices more efficiently in such areas as patient scheduling, claims processing, provider directory management, ordering of diagnostic imaging and laboratory tests, and will facilitate patient interaction in a secure Internet environment. Implementation of these technologies will begin in late 2000.

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

INDUSTRY

         General
         -------

         A Health Care Financing Administration ("HCFA") study projects spending for health care in the United States will increase from $1.035 trillion in 1996, or to $2.1 trillion by 2007. Health care costs per person are expected to jump from $3,759 to $7,100. Americans are expected to spend $171 billion on prescription drugs in 2007, up from $62 billion a decade earlier. A number of factors are at work, which are affecting the patient, healthcare provider and payer relationship. Healthcare spending has been fairly stable in recent years, as consumers and employers have switched to managed care plans, holding down costs. Today, with 85% of working Americans now covered by managed care, the opportunity for additional savings is becoming harder to find. Managed care plans that have traditionally competed on price are starting to increase premiums to improve their profit margins. Medical costs are increasing due to inflation and the relative high cost of new medical technologies. The Balanced Budget Act is constraining health care spending for Medicare and Medicaid, putting greater pressure on payments to doctors and hospitals. Due to those trends, the study projects that insurance companies and consumers will see bigger increases in health bills than Medicare. Private sources are expected to pay nearly 55% of healthcare costs in 2007 compared to 53% in 1996. Hospitals will receive less, receiving 30 percent of healthcare expenditures by 2007, compared with 35% in 1996, due to the trend toward more outpatient care. Of the $1.035 trillion spent in healthcare in 1996 over 19% was directly attributable to physician services while nearly 58% was under physicians' direction.

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

         In particular, physicians are concluding that they must have control over the delivery and financial impact of a broader range of health care services. To this end, groups of independent physicians and medium to large medical groups are taking steps to assume responsibility and risk for health care services that they do not provide. Physicians are increasingly abandoning traditional private practice in favor of affiliations with larger organizations that offer skilled and innovative management, information systems and capital resources. Many payers and their intermediaries, including governmental entities and HMOs are increasingly looking to outside providers of physician services to develop and maintain quality outcomes, management programs and patient care data. One of the vehicles being used by physicians to better compete and manage within the health care industry are Managed Service Organizations or MSOs, which provide the resources necessary to function effectively in a managed care environment. MSO providers, such as the Company, manage the total care of the patients through managed care contracts, and receive a percentage of the premiums paid by the managed care member or by Medicare.

BUSINESS

         Metropolitan Health Networks, Inc. is an MSO currently operating in South and Central Florida. The Company had a contract with an HMO as of June 30, 1999 and was responsible for approximately 10,000 patient lives. As of June 30, 2000 several HMO agreements were in place and Metcare was responsible for approximately 44,000 patient lives. At September 30, 2000 Metcare is responsible for approximately 50,000 patient lives. Metcare provides its services through its Network of primary care physicians, specialists, hospitals, ancillary and diagnostic facilities. These providers have contracted to provide services to the Company's patients agreeing to certain fee schedules and care requirements.

         HMO Agreements
         --------------

         Under HMO agreements, the Company, through its affiliated providers, is generally responsible for the provision of all outpatient benefits, as well as all covered hospital benefits, regardless of whether the affiliated providers directly provide the healthcare services associated with the covered benefits. This type of agreement is called a "Full Risk" agreement. To the extent that enrollees require supplemental healthcare that is not otherwise reimbursed by the HMO, the aggregate monies received may be insufficient to cover the costs associated with the treatment of enrollees. If revenue is insufficient to cover costs, the Company's operating results could be adversely affected. The Company's contracts have a provision for a stop-loss coverage, which caps the Company's cost for Medicare at $40,000 per patient, and for commercial insurance at $15,000-$20,000 per patient. As a result, the success of the Company depends in large part on the effective management of health care costs through various methods, including utilization management, competitive pricing for purchased services and favorable agreements with payers. Recently, many providers, including the Company, have experienced more favorable pricing with respect to negotiations with HMOs. In addition, employer groups are becoming increasingly successful in negotiating reductions in the growth of premiums paid for their employees' health insurance, which tends to continue the growth in membership by HMOs. At the same time, employer groups are demanding higher accountability from payers and providers of health care services with respect to measurable accessibility, quality and service. Changes in health care practices, inflation, new technologies, major epidemics, natural disasters and numerous other factors affecting the delivery and cost of health care are beyond the control of the Company and may adversely affect its operating results.

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

         At December 31, 1999, approximately 68% of the Company's revenues were from managed care contracts with HMO's, compared to 47.9% at June 30, 1999. At June 30, 2000, managed care contract revenues accounted for approximately 95% of total revenues. All of the Company's active HMO contracts are with Humana. The Company has recently negotiated a contract with another HMO to provide services through our Network of providers in the Treasure Coast (Martin, St. Lucie & Okeechobee counties), which is subject to final governmental approvals. Management anticipates implementation of this contract in the first quarter of 2001.

         Physician Practices
         -------------------

         While the Company was initially organized as a PPM, the Company's management subsequently determined that it should primarily operate as an MSO. As such, with the exception of practices described below, it undertook a program to dispose of its Physician Practices. These remaining practices complement the Company's strategy and are expected to remain a part of Metcare.

         GMA
         ---

         GMA is a multi-specialty group with components of neurology, orthopedic surgery and occupational medicine, in addition to chiropractic physicians, licensed massage therapists and additional ancillary services. GMA uses both staff and subcontracted services to provide healthcare services and currently has three physicians, two massage therapists, two medical assistants, one x-ray technician and two electro-diagnostic technicians who perform nerve studies. GMA provides full-service medical evaluations including x-rays, EKG, electro-diagnostics, minor surgical procedures as well as physical therapy. GMA currently sees approximately 200 patients per week in its facilities and has over 3,000 active charts. The GMA facility has been combined with our Skylake facility to enhance the services provided while reducing overhead costs.

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

         Advanced Health Care
         --------------------

         Advanced Health Care is comprised of two primary care centers, which currently provide medical care on a fee-for-service basis to patients in St. Lucie and Martin counties. These centers will be integrated into the Network with the implementation of the new HMO contract. On March 17, 1999 the Company purchased the assets and certain liabilities of Advanced Health Care for $512,000. The purchase price consisted of assumed liabilities of approximately $387,000 and payments of approximately $90,000 in cash and 70,000 shares of common stock of the Company. As of June 30, 1999 the shares were held in escrow. Subsequently, the note was paid through cash payments and by tendering the 70,000 shares for the any balance owed on the Promissory Note. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The results of operations beginning March 17, 1999 are included in the Company's statement of operations for the period ended June 30, 1999. As a result of this acquisition, $125,000 was recorded as goodwill.

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

         Purchase of Dr. Sreekumar
         -------------------------

         This primary care practice that services Humana and other fee-for-service patients is located in Palm Beach County and is part of our Network. Effective August 12, 1999, the Company acquired the medical practice of Dr. P. Sreekumar. The purchase price consisted of assumed liabilities of approximately $300,000, cash of $200,000 and the issuance of a note payable in the amount of $300,000. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The results of operations beginning August 13, 1999, have been be included in the Company's statement of operations for the six months ended December 31, 1999. As a result of this acquisition, approximately $700,000 was recorded as goodwill.

DISPOSITION OF PHYSICIAN PRACTICES AND ANCILLARY SERVICES

         The Company identified certain Ancillary Services that were not performing or made the determination that services could be provided on a more economical and efficient basis by adopting its new model for providing healthcare services. The Company negotiated arrangements to dispose of its Ancillary Services as described below.

         Sale of Magnetic Imaging Systems (MIS)
         --------------------------------------

         Effective December 18, 1999, MIS was sold to its former owner in exchange for the settlement of all outstanding obligations, the discharge of a note payable of approximately $185,000 and other amounts due the former owner and the assumption by the former owner of certain liabilities of MIS. In connection with this disposal, the Company recognized a loss of approximately $968,000 during the six months ended December 31, 1999. (See Legal Proceedings:
MRI Scan Center, Inc. and Dr. Kagan).

         Sale of Datascan
         ----------------

         Effective December 31, 1999, Datascan was sold to its former owner. The Agreement called for the settlement of all outstanding litigation and the termination of Executive Employment Agreements and stock options held by the former owner. The Buyer also assumed certain third party obligations of Metropolitan. Also, as part of the agreement the former owner assumed all the employment obligations of a former employee, who was also an officer and director. Furthermore, Michael Goldstein, the former owner, had previously been an officer and director of the Company. In connection with this disposal, the Company recognized a loss of approximately $1,163,000 during the six months ended December 31, 1999.

AGREEMENTS

         Billing Agreement
         -----------------

         In November 1999 Metropolitan entered into an agreement to assign all of its current billing contracts to an unaffiliated third party. Under the agreement the third party paid the Company $250,000. As of September 30, 2000 the Company is reviewing this arrangement with the third party.

         Alpha Clinical Laboratory, Inc.
         -------------------------------

         In October 1999, the Company entered into a management agreement with Alpha Clinical Laboratory, Inc. ("Alpha") that provides for a fee based on 10% of revenues. In addition, the Company acquired an irrevocable option to purchase Alpha any time prior to October 31, 2000. Alpha is a full service clinical laboratory. It is management's intention to exercise its purchase option and close the transaction during this quarter. The designated purchase price will be three (3) times the pre-tax profit for the twelve (12) month period preceding the measurement date. Subsequent to October 1999 and through August 31, 2000 the Company has advanced approximately $812,000 that has been converted to a promissory note. The note is payable on demand and bears interest at 18% per annum and is collateralized by Alpha's accounts receivable and substantially all of the other assets of Alpha.

IMPACT OF THE Y2K COMPUTER ISSUE

         The Company did not experience any impact from the date change occurring between December 31, 1999 and January 1, 2000 with regard to its data processing systems, and does not expect to experience any significant problems in the future.

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

RISKS OF CHANGES IN PAYMENT FOR MEDICAL SERVICES

         The United States Congress and many state legislatures routinely consider proposals to reform or modify the health care system, including measures that would control healthcare spending, convert all or a portion of government reimbursement programs to managed care arrangements and reduce spending for Medicare, Medicaid and state health programs. These measures can affect a healthcare company's cost of doing business and contractual relationships. There can be no assurance that such legislation, programs and other regulatory changes will not have a material adverse effect on the Company. The profitability of the Company may also be adversely affected by cost containment decisions of third party payors and other payment factors over which the Company has no control.

EMPLOYEES

         As of December 31, 2000, the Company had approximately 70 full-time employees down from 168 on June 30, 1999. Of the total, seventeen (17) were employed at the Company's executive offices. No employee of the Company is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         As of December 31, 1999 the Company was located at 5100 Town Center, Boca Raton, Florida. However, as of the date of filing, the Company's Executive offices are presently located at 500 Australian Avenue South, Suite 1000, West Palm Beach, Florida where it occupies 10,936 square feet at a current monthly rental of approximately $12,000 pursuant to a sublease expiring December 31, 2002. The Company relocated its corporate offices April 15, 2000.

         Magnetic Imaging Systems, I, Ltd. leased approximately 4,656 square feet for diagnostic facilities located in Fort Lauderdale, Florida at a monthly rental rate of approximately $13,126 plus real estate taxes. The lease expires December 31, 2003, and was leased from Dr. Kagan, a former Director and Vice President of the Company and Medical Director of the MRI Scan Center. The lease was assigned to Dr. Kagan as part of the Global Settlement Agreement and First Amendment Agreement as of December 15, 1999. (See LEGAL PROCEEDINGS: MRI Scan Center, Inc. and Dr. Kagan).

         GMA occupied approximately 1,800 square feet in North Miami, Florida at a monthly rental of approximately $5,140. The term of this lease was month to month. This lease was terminated as of June 30, 2000 and the premises were vacated in conjunction with its consolidation with the Skylake practice.

         Datascan's offices were located at 2301 West Sample Road, Building 4, Suite 2A, Pompano Beach, Florida 33073 where it occupied approximately 5,000 square feet at a monthly rental of approximately $2,900. This lease expired on July 13, 1999.

         The Skylake Practice occupies approximately 4,800 square feet in North Miami Beach, Florida at a monthly rental of $13,931. This lease expired on June 30, 2000. As of July 1, 2000 a new lease was signed for five years with an approximate monthly base rental of $4,400.

         The Company leased approximately 5,740 square feet for diagnostic facilities in Fort Lauderdale, Florida at a monthly rate of approximately $7,395. This agreement expires December 31, 2003, and is leased from KFK Enterprises, Inc., a corporation in which Dr. Kagan, an employee and former Director of the Company, is a principal shareholder. The lease was assigned to the former owner as part of a settlement agreement dated December 15, 1999 (see LEGAL PROCEEDINGS: MRI Scan Center, Inc. and Dr. Kagan).

         None of the Company's properties, except as otherwise indicated, are leased from affiliates.

ITEM 3.  LEGAL PROCEEDINGS

MRI SCAN CENTER, INC. AND DR. KAGAN

         As of December 15, 1999 the Company entered into a Global Settlement Agreement and First Amendment Addendum to the Global Settlement Agreement (Agreements) dated January 17, 2000 with Dr. Kagan and other parties. The Agreements provide for a negotiated settlement of any and all disputes and differences, cancellation of any and all existing agreements, promissory notes, employment agreements, leases and contracts, including but not limited to the Acquisition Documents of August 20, 1996. As part of the agreement, all parties have exchanged general releases in favor of each other.

         Also, as a condition of the settlement, the Company agreed to retain Dr. Kagan to undertake and interpret not less than ten (10) scans per month for forty-eight (48) months commencing January 1, 2000 and pay Kagan $5,000 per month.

PRIMEDICA HEALTHCARE, INC.

         The Company entered into litigation with regard to the Primedica acquisition agreement. This litigation was subsequently settled whereby the parties entered into a settlement agreement that reduced the total outstanding debt to $1,512,235 from $4,745,364. The settlement agreement provided for payments of $25,000 per week. A change in anticipated payments under a full risk contract caused the Company to default on the agreement. As a result of this change, the Company and Primedica then entered into a forbearance agreement, which increased the amount of the debt to $2,000,000 while maintaining the weekly payments of $25,000. At June 30, 1999 the Company was in default of the Forbearance Agreement and, accordingly, the amount owed to Primedica was adjusted to $4,745,364. As of August 4, 2000 the Company entered into a new agreement in which Primedica acknowledged payments of $700,000 and provided for continued weekly payments of $25,000 for 32 weeks, with a balloon payment of $500,000 in March 2001, which would result in total payments of $2,000,000. In the event the Company is not able to meet this obligation, the Company may continue payments through December 2001 with a balloon payment, bringing the total to $2,500,000. In the event of a default by the Company in the required payments to Primedica, the Company shall be obligated to pay the full amount of $4,745,364. The recorded liability at December 31, 1999 was $4,524,462. This liability was settled in full in September 2000 through a negotiation and subsequent payment of $350,000. A gain of approximately $3,500,000 will be recognized in the quarter ended September 30, 2000 in connection with this settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the six months ended December 31, 1999.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Warrants are currently traded on the NASDAQ SmallCap Stock Market ("NASDAQ") OTC Bulletin Board under the symbols "MDPA" and "MDPAW", respectively. The following table sets forth the high and low closing bid prices for the common stock and warrants, as reported by NASDAQ:

                                                    High         Low
                                                    ($)          ($)

      Common Stock
      Quarter ended September 30, 1997              6.125        3.375
      Quarter ended December 31, 1997               7.375        5.625
      Quarter ended March 31, 1998                  6.125        2.500
      Quarter ended June 30, 1998                   4.063        2.750
      Quarter ended September 30, 1998              3.813        2.500
      Quarter ended December 31, 1998               2.875        1.188
      Quarter ended March 31, 1999                  1.870        0.065
      Quarter ended June 30, 1999                   1.938        0.344
      Quarter ended September 30,1999               0.563        0.203
      Quarter ended December 31, 1999               0.422        0.188

      Warrants
      Quarter ended September 30, 1997               0.97         0.44
      Quarter ended December 31, 1997                1.06         0.53
      Quarter ended March 31, 1998                   0.66         0.25
      Quarter ended June 30, 1998                    0.59         0.31
      Quarter ended September 30, 1998               0.47         0.25
      Quarter ended December 31, 1998                0.28         0.09
      Quarter ended March 31, 1999                   0.13         0.03
      Quarter ended June 30, 1999                    0.13         0.01
      Quarter ended September 30, 1999               0.10         0.02
      Quarter ended December 31, 1999                0.10         0.01

         The Company has not declared or paid any dividends on its common stock. The Company presently intends to invest its earnings, if any, in the development and growth of its operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS-SIX MONTHS ENDED DECEMBER 31, 1999

RESULTS OF OPERATIONS

OVERVIEW: The Company had revenues of $10,020,795 for the six month period ended December 31, 1999 compared to $8,377,103 for the same period in 1998, an increase of 19.6%. Operating expenses for those same periods were $13,829,744 and $11,008,810 respectively, a 25.6% increase of $2,820,934 in 1999. The loss from operations for the six months ended December 31,1999 amounted to $3,808,949 compared to $2,631,707 in 1998. The Company recognized a net loss of $5,994,486 and $2,720,512 for the six-month period ended December 31, 1999 and 1998, respectively. The current period results included a $2,185,537 loss on disposal of assets related to the Company's restructuring.

REVENUES: As previously noted, revenues for the six-month period ended December 31, 1999 increased $1,643,692 (19.6%) over the same period in 1998, from $8,377,103 to $10,020,795. MSO revenues for the two periods were $6,838,390 and $3,445,053, respectively, a $3,393,337 (98.5%) increase from 1998 to 1999. This was offset in part by a $1,749,645 (35.5%) decrease in diagnostic and physician billings. MSO revenues for the six months ended December 31, 1999 represented 68.2% of total revenues compared to 41.1% in the prior year's period, reflecting the Company's shift to the MSO business model.

Management believes that future growth in revenues will result from increases in its present HMO contracts, new HMO contracts, and from revenues relating to its strategic alliances to provide products and services including mail order pharmacy, physician purchasing of supplies and equipment, and telemedicine.

OPERATING EXPENSES: Total operating expenses increased 25.6% for the six-month period ended December 31, 1999 compared to the prior year, rising from $11,008,810 to $13,829,744. Direct medical costs, expenses directly related to MSO revenue, increased from $2,506,228 for the six months ended December 31, 1998 to $6,455,678 for the same period in 1999. Medical expenses include all costs associated with providing services of the MSO operation including direct medical payments to physician providers, hospitals and ancillary services on a capitated and fee for service basis.

Payroll, payroll taxes and benefits decreased 6.3% from 1998 to 1999, from $3,503,208 for the six-month ended December 31 to $3,280,791. Payroll and related expenses amounted to 41.8% of revenue in 1998 compared to 32.7% of revenue in 1999. This improvement reflects both the Company's efforts to streamline operations and the less labor-intensive nature of MSO business.

Rent and lease expenses totaled $1,225,910 for the six months ended December 31, 1999 and $672,061 for 1998. This increase of $553,849 was due to the acquisition of new practices and the addition of new locations in early 1999. The Company divested certain physician offices and its diagnostic operations in late 1999 that included certain rent and lease expenses. The Company moved its corporate offices to its new location in West Palm Beach in April 2000. There is sufficient capacity at the Company's current locations for future growth.

Bad debt expense totaled $54,418 or 0.5% of the total revenue for the six months ended December 31, 1999 compared to $630,184 or 7.5% for the 1998 six month period. The decrease was due to a decline in the MRI and Datascan revenues and improved collection procedures.

Consulting expense increased $147,095 to $304,283 for the six months ended December 31, 1999 compared to $157,188 in 1998. The Company contracted with consultants to provide services relating to the expansion of medical offices and to review its business plan to make recommendations regarding new strategic initiatives.

General and administrative expenses decreased by $920,697 or 41.6% to $1,290,497 for the six months ended December 31, 1999. General and administrative expenses were 12.9% of total revenue for the six months ended December 31, 1999 compared to 26.4% of revenue the for prior year period. This improvement was primarily due to decreases in legal and professional fees related to litigation and reduction in costs associated with the disposition of physician offices and diagnostic operations. The Company effectively settled all material litigation as of December 31, 1999.

Depreciation and amortization totaled $918,145 or 9.2% of revenue for the six months ended December 31, 1999, and $911,394 or 10.9% of revenue for the 1998 period. This increase is due to the combination of having a full year's depreciation and amortization on previously acquired assets, and the acquisition of assets during 1999.

Interest expense was $300,022 for the six months ended December 31, 1999 compared to $416,813 in 1998. This decrease is due to the disposition of assets and leases relating to diagnostic operations.

The 1999 loss on disposal of assets in the amount of $2,185,537 mainly relates to the disposal of the Company's MRI and Datascan businesses as part of its restructuring.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced liquidity and cash flow problems, the result of the Company's operating losses and costs associated with restructuring, closing of operations, severance and separation agreements. Current operations and the Company's future development and growth may be hampered if the Company is not able to raise additional capital. There can be no assurance that the Company will be able to raise sufficient capital.

         While the Company's net loss was nearly $6 million for the six months ended December 31, 1999, approximately $3,278,347 was attributable to non-cash items, including stock and stock options issued for services and compensation, loss on disposal of assets, and depreciation and amortization. The Company's cash needs in fiscal 1999 were met in part by an advance from an HMO of approximately $107,000 and certain private borrowings totaling approximately $850,000.

         The primary source of the Company's liquidity is derived from its payments from its full-risk contracts with HMOs. In addition the Company has other revenues and accounts receivable, which are financed under a line of credit. Such borrowings are available on a formula basis taking into account the amount and age of eligible receivables. Borrowings amounted to $1,520,668 at December 31, 1999, with $924,545 remaining at September 30, 2000. Metcare is negotiating with its current lender to restructure its line of credit. The Company currently has no additional availability under the current line.

         Subsequent to December 31, 1999 the Company has raised in excess of $3,000,000 in debt and equity to fund its Current Operations.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectation and are subject to a number of risks and uncertainties, including but not limited to economic, competitive and other factors affecting the Company's operations, ability of the Company to obtain competent medical personnel, the cost of services provided versus payment received for capitated and full risk managed care contracts, negative effects of prospective healthcare reforms, the Company's ability to obtain medical malpractice coverage and the cost associated with malpractice, access to borrowed or equity capital on favorable terms, the fluctuation of the Company's common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required to be filed hereunder are included under Item 13 (a) (1) of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         As of December 31, 1999, the directors, control persons and executive officers of the Company were as follows:

         NAME                       AGE     TITLE

         Noel J. Guillama           39      Chairman, President, Chief Executive
                                                Officer and Director
         Debra A. Finnel            37      Chief Operating Officer-MSO Division
         David S. Gartner, CPA      40      Chief Financial Officer
         Walter A. Fox, D.O.        71      Director
         Mark K. Gerstenfeld        56      Director
         Paul Preste                47      Director
         Karl Sachs                 63      Director

--------------
As of August 31, 2000, the directors, control persons and executive officers of the Company are as follows:

         NAME                       AGE     TITLE

         Fred Sternberg             60      Chairman, President, Chief Executive
                                                Officer and Director
         Debra A. Finnel            38      Vice-President and Chief Operating
                                                Officer
         David S. Gartner, CPA      42      Chief Financial Officer and
                                                Secretary
         Michael Cahr               60      Director
         Marvin Heiman              54      Director
         Mark K. Gerstenfeld        56      Director
         Paul Preste                47      Director
         Karl Sachs                 63      Director
         Michael Earley             45      Director

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

         DEBRA A. FINNEL, Vice President and Chief Operating Officer has been associated with the Company since January 1999. For the five years prior to joining the Company Ms. Finnel was President of Advanced HealthCare Consultants, Inc., which managed and owned physician practices in multiple states and provided turnaround consulting to managed care providers, MSOs, IPAs and hospitals.

         DAVID S. GARTNER, CPA joined the Company in November 1999 as its Chief Financial Officer. He has 19 years experience in accounting and finance, including nine years of specialization in the healthcare industry. Most recently, Mr. Gartner served for two years as Chief Financial Officer of Medical Specialists of the Palm Beaches, Inc., a large Palm Beach County multi-practice, multi-specialty group of 40 physicians. Prior to Medical Specialists, he held the position of Chief Financial Officer at National Consulting Group, Inc., a treatment center licensed for 140 inpatient beds in New York and Florida, from 1991 to 1998.

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

         MARVIN HEIMAN has served as a director of the Company since March 2000. He is President and Chairman of the Board of Sussex Financial Group, Inc. and Sussex Insurance Group, an asset money manager for hundreds of physicians in the Chicago area. He also manages group health plans for many physician practices. From 1970 to 1981 he was President of Curtom Record Company and Division Vice-President of Curtom/Warner Bros. Record Company from 1975-1978. Mr. Heiman is a licensed Broker/Dealer with NASD and licensed with the SEC. He is also a member of the International Association for Financial Planners, Real Estate Securities Syndication Association, a recognize Platinum member of the International Association for Financial Planners, AIPAC and a member of the International Platform Association. Mr. Heiman's biography appears in Who's Who in America, Who's Who in Finance, Who's Who in Emerging Leaders in America, and Men of Achievement 1990/91 Cambridge, England. He has also been the recipient of the American Jewish Committee "Humanitarian" award in 1978. Mr. Heiman is also a partner in the Chicago White Sox baseball team.

         MICHAEL EARLEY has served as a Director of the Company since June 2000. He is currently President of Collins Associates, an institutional money management firm. He was previously a principal and owner of Triton Group Management, Inc., which provided financial and management consulting services to a variety of clients. From 1986 to 1997, he served in a number of senior management roles including CEO and CFO of Intermark, Inc. and Triton Group Ltd.; both publicly traded diversified holding companies. Mr. Earley received undergraduate degrees in Accounting and Business Administration from the University of San Diego. From 1978 to 1983, he was an audit and tax staff member of Ernst & Whinney.

         NOEL J. GUILLAMA served as Chairman, President and Chief Executive Officer since inception in January 1996 until February 2000. During 1995, Mr. Guillama served as a health care consultant to public and private health care providers and companies. During 1995, he was Vice President of Development for MedPartners, Inc., a Birmingham, Alabama-based physician practice management public company. From 1991 to 1994, he served as Director and Vice President of Operations of Quality Care Networks, Inc.

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

BOARD OF DIRECTORS

         Election of Officers
         --------------------

         Each director is elected at the Company's annual meeting of shareholders and holds office until the next annual meeting of stockholders, or until the successors are elected and qualified. At present, the Company's bylaws provide for not less than one director. Currently, there are seven directors in the Company. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. There are no family relations among any officers or directors of the Company. The officers of the Company devote full time to the business of the Company.

         Board Committees
         ----------------

         The Company has three committees, an Audit and Compensation Committee, Executive Committee and Regulatory Compliance Committee. The Audit and Compensation Committee consists of Messrs. Sachs, Cahr and Heiman. The Audit and Compensation Committee makes recommendations to the Board of Directors regarding the compensation for executive officers and consultants of the Company, selection of independent auditors, reviews the results and scope of the audit and other services provided by the Company's independent auditors, reviews and evaluates the Company's internal control functions. During fiscal 1999, the Audit and Compensation Committee members were Messrs. Guillama, Fox and Gerstenfeld.

         The Executive Committee was established as of June 30, 1999 and has and may exercise the power of the Board of Directors in the management of the business and affairs of the Corporation at any time when the Board of Directors is not in session. The Executive Committee shall, however, be subject to the specific directions of the Board of Directors. It is composed of Messrs. Cahr, Gerstenfeld, and Heiman. All actions of the Executive Committee require a unanimous vote. During fiscal 1999, the Executive Committee consisted of Messrs. Guillama and Gerstenfeld.

         The Regulatory Compliance Committee consists of Messrs. Sachs, Preste and Cahr.

         Compensation of Directors
         -------------------------

         The Company reimburses all Directors for their expenses in connection with their activities as Directors of the Company. The Directors make themselves available to consult with the Company's management. One of the seven Directors of the Company is also an employee of the Company and did not receive additional compensation for his services as Director. A formal compensation and stock option plan has been adopted for the Company's outside Directors in the amount of $12,000 per year. The Directors have elected to receive this compensation for the present time in stock. All outside directors have received 40,000 options upon joining the Board, of which 20,000 vest immediately and the other 20,000 after one year.

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

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than (10%) percent beneficial owners were complied with during the six months ended December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION.

         The following tables present information concerning the cash compensation and stock options provided to the Company's Chief Executive Officer and each additional executive officer whose total annualized compensation exceeded $100,000 for the year ended December 31, 1999 ("fiscal 1999").

SUMMARY COMPENSATION TABLE

         Annual Compensation
         -------------------


                                                                                  Long-term
                                                                                  Compensation
                                                                                  Awards
                                                                                  Securities
                                                                  Other Annual    Underlying
Name and                          Fiscal   Salary        Bonus    Compensation    /Options SARs     All Other
Principal Position                Year       $             $          ($)             (#)           Compensation
------------------                ------   ------        -----    ------------    -------------     ------------
Noel J. Guillama
Chairman of the Board,            1998      41,466                   11,592
President,
Chief Executive Officer           1999      64,200                  197,989

Robert L. Kagan, MD
Vice President and Medical        1998     348,818      77,500        7,700
Director MRI Scan Center

Michael P. Goldstein
Director, Acting Chief            1998      81,976                    8,400
Operating Officer and
President Metcare
Diagnostic Services


Options Granted in the Year Ended December 31, 1999 to Executives

             Number of       % of Total
             Securities      Options/
             Underlying      SARs
             Options/        Granted to       Exercise or
             SARs            Employees in     Base Price       Expiration
             Granted         Fiscal Year      ($/Share)        Date
             ----------      ------------     -----------      ----------

Name
NONE

         Total number of options granted to non-executives for the six months ended December 31, 1999 was 807,000 and for the twelve months ended December 31, 1999 was 1,778,000.

Aggregated Fiscal Year-End Option Value Table

         The following table sets forth certain information concerning unexercised stock options as of December 31, 1999. No stock appreciation rights were granted or are outstanding.


                                                                 Value of Unexercised
                         Number of Unexercised Options               In-the-Money
                           Held at December 31, 1999       Options at December 31, 1999 (1)
                         -----------------------------     --------------------------------
Name                     Exercisable     Unexercisable     Exercisable        Unexercisable
----                     -----------     -------------     -----------        -------------
                         (#)             (#)               ($)                ($)
                         ---             ---               ---                ---
Robert Kagan                80,000          20,000
Donald B. Cohen            306,000


(1) The closing sale price of the Common Stock on December 31, 1999 as reported by NASDAQ was $0.2344 per share. Value is calculated by multiplying (a) the difference between $0.2344 and the option exercisable price by (b) the number of shares of Common Stock underlying.

         Compensation of Directors. For the six-month period ending December 31, 1999, all directors who received remuneration in excess of $100,000 are listed above.

         Employment Agreements. Effective February 29, 2000 Mr. Guillama resigned as President, CEO and as a Director of the Company. Mr. Guillama has entered a consulting agreement for one year. As part of his termination agreement he is to receive 200,000 options at an average per share price of approximately $1.00, which shall expire within thirty (30) months from February 29, 2000.

         In connection with their employment with the Company, Fred Sternberg and Debra Finnel have entered into written contracts with the Company providing for base compensation of $150,000 and $125,000, respectively, together with additional bonus provisions based on performance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. (I am not reviewing this section)

         The following table sets forth certain information regarding the Company's Common Stock beneficially owned at August 31, 2000 (i) by each person who is known by the Company to own beneficially 5% or more of the Company's common stock; (ii) by each of the Company's directors; and (ii) by all executive officers and directors as a group.

                                                                Percentage of
Name/Address of                   Beneficial Ownership      Beneficial Ownership
Beneficial Owner                      Common Stock              Common Stock
----------------                      ------------              ------------

Noel J. Guillama (1)                    1,490,666                     8.04%
Martin Harrison, M.D. (2)               5,291,372                    28.54%
Fred Sternberg (3)                        923,850                     4.98%
Paul Preste, M.D. (4)                      57,500                     0.31%
Karl Sachs (5)                            240,000                     1.21%
Mark Gerstenfeld (6)                      255,666                     1.24%
Michael Cahr (7)                          303,615                     1.64%
Marvin Heiman (8)                         131,100                     0.71%
Michael Earley (9)                         20,000                     0.11%
David Gartner (10)                         50,000                    .0.27%
Debbie Finnel (11)                        200,000                    1. 08%
Directors and Executive
Officers as a group
(9 persons)                             2,456,731                    11.63%

--------------------

(1) Includes (1) 1,021,000 held by Mr. Guillama, (32) 265,000 shares held by Guillama Family Holdings, Inc., a corporation in which Mr. Guillama is an officer, (3) 142,000 shares held by Mr. Guillama as trustee for his minor son, and (4) 68,666 shares owned by Beacon Consulting Group, Inc., a corporation in which Mr. Guillama is a director. Does not include (1) 1,500,000 shares currently held as collateral for an existing loan, (2) 50,000 shares issuable upon exercise of options at a price of $0.50 until July 23, 2005, (3) 50,000 shares issuable upon exercise of options at a price of $0.75 from January 28, 2001 to January 28, 2006, (4) 50,000 shares issuable upon exercise of options at a price of $1.00 from July 28, 2001 to July 28, 2006 and (5) 50,000 shares issuable upon exercise of options at a price of $1.25 from January 28, 2002 to January 28, 2007.

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

(6) Includes (1) 85,666 shares held by Mr. Gerstenfeld, (2) 20,000 shares issuable upon exercise of options at a price of $0.30 per share until October 8, 2003, (3) 20,000 shares issuable upon exercise of options at a price of $0.30 per share until April 8, 2004, (4) 80,000 shares issuable upon exercise of options at a price of $0.625 per share until March 15, 2004, (5) 25,000 shares issuable upon exercise of options at a price of $0.75 per share until November 7, 2004 and (6) 25,000 shares issuable upon exercise of options at a price of $0.75 per share until May 7, 2005. Does not include (1) 25,000 shares issuable upon exercise of options at a price of $0.75 per share from November 7, 2000 through November 7, 2005, (2) 25,000 shares issuable upon the exercise of options at a price of $0.75 per share from May 7, 2001 through May 7, 2006 or
(3) 25,000 shares issuable upon the exercise of options at a price of $0.75 per share from November 7, 2001 through November 7, 2006.

(7) Includes (1) 229,615 shares held by Michael Cahr, (2) 4,000 shares held by Michael Cahr as custodian for his son, (3) 20,000 shares issuable upon the exercise of options at the price of $0.75 per share until February 4, 2005 and
(4) 50,000 shares issuable upon the exercise of options at the price of $0.50 per share until April 4, 2001. Does not include 20,000 shares issuable upon the exercise of options at the price of $0.75 per share from February 4, 2001 through February 4, 2005.

(8) Includes (1) 1111,100 shares held by Marvin Heiman and (2) 20,000 shares issuable upon the exercise of options at the price of $0.75 per share until February 17, 2005. Does not include 20,000 shares issuable upon the exercise of options at a price of $0.75 per share from February 17, 2001 through February 17, 2005.

(9) Includes 20,000 shares issuable upon the exercise of options at a price of $0.75 per share until June 9, 2005. Does not include 20,000 shares issuable upon the exercise of options at a price of $0.75 per share from June 9, 2001 through June 9, 2005.

(10) Includes 50,000 shares issuable upon the exercise of options at a price of $0.30 per share until February 4, 2001. Does not include 50,000 shares issuable upon the exercise of options at a price of $0.30 per share from November 1, 2000 to November 1, 2001 or 50,000 options issuable upon the exercise of options at a price of $0.30 per share from November 1, 2001 to November 1, 2002.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company had a consulting agreement with Sternco, Inc., an affiliate of Fred Sternberg that provided for commissions on any acquisition for which Sternco is or was the introducing party or materially contributed to such acquisition. Prior to becoming an officer and director of the Company any and all obligations under this agreement were satisfied with the payment of $24,000 cash and 160,000 shares of common stock.

         The facility leases between Dr. Robert Kagan and the Company are for the addresses 3122 East Commercial Boulevard and 3079 East Commercial Boulevard. The property located at 3122 East Commercial Boulevard is owned by Dr. Kagan, a former director of the Company, and leased by Magnetic Imaging Systems I, Ltd. The current rent is $13,126 per month net of expenses. The total square footage is 4,656 of office space plus an additional 2,000 square feet of garage. Magnetic Imaging Systems, I, Ltd. built the garage in 1987. The total leasehold improvements were approximately $285,289 at this location. Independent property appraisals were performed and both valued the properties at a maximum of $22 a square foot net of expenses. Magnetic Imaging Systems, I, Ltd. is currently paying $23.66 a square foot net of expenses for the 4,656 square feet of office space. This lease expires December 31, 2003. This lease was assigned to Dr. Robert Kagan as part of the Global Settlement Agreement, whereby METCARE has been released of any and all responsibility and obligations.

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

ITEM 13.EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements

--------------------------------------------------------------------------------



                              METROPOLITAN HEALTH

                        NETWORKS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999



--------------------------------------------------------------------------------

C O N T E N T S
                                                                            Page
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                                   1

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets                                                            2

     Statements of Operations                                              3 - 4

     Statements of Changes in Stockholders' Equity (Deficiency
        In Assets)                                                         5 - 6

     Statements of Cash Flows                                             7 - 10

     Notes to Financial Statements                                       11 - 34

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Board of Directors and Stockholders
Metropolitan Health Networks, Inc. and Subsidiaries
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Metropolitan Health Networks, Inc. and Subsidiaries as of December 31, 1999 and June 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficiency in assets), and cash flows for the six month period ended December 31, 1999 and each of the two years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Health Networks, Inc. and Subsidiaries as of December 31, 1999 and June 30, 1999, and the results of their operations and their cash flows for the six month period ended December 31, 1999 and each of the two years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. We have not audited the consolidated statements of operations and cash flows for the six months ended December 31, 1998. Accordingly, we do not express an opinion or any other form of assurance on them.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has sustained substantial operating losses and negative cash flows from operations since inception. In the absence of achieving profitable operations and positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



                                        KAUFMAN, ROSSIN & CO., P.A.

June 16, 2000, except for the fourth paragraph of Practices of Note 3, which is August 2, 2000
Miami, Florida

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND JUNE 30, 1999
================================================================================


ASSETS                                                           December 31, 1999    June 30, 1999
====================================================================================================
CURRENT ASSETS
      Accounts receivable, net of allowances of $4,829,137 and
        $5,042,376, respectively                                    $  3,001,661       $  3,459,245
      Other current assets (Note 6)                                      257,699             96,349
----------------------------------------------------------------------------------------------------
           Total current assets                                        3,259,360          3,555,594

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
      $815,516 and $2,673,841, respectively (Note 4)                   1,228,416          4,316,128

GOODWILL, net of accumulated amortization of $249,555 and
      $958,722, respectively (Note 1)                                  2,394,891          3,842,840

INTANGIBLE ASSETS, net of accumulated amortization of $91,145
      and $36,458, respectively                                          127,605            182,292

OTHER ASSETS                                                              23,308             47,893
----------------------------------------------------------------------------------------------------
                                                                    $  7,033,580       $ 11,944,747
====================================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS
====================================================================================================

CURRENT LIABILITIES
      Accounts payable                                              $  2,608,950       $  2,529,884
      Advances from HMO                                                1,596,000          1,089,000
      Due to related parties (Note 10)                                    95,705            300,144
      Accrued expenses                                                 2,793,466          1,665,399
      Medical costs payable                                               98,907            357,940
      Line of credit (Note 8)                                          1,520,668            132,231
      Unearned revenue                                                   125,000               --
      Current maturities of capital lease obligations (Note 7)           378,094            848,120
      Current maturities of long-term debt (Note 9)                    6,366,181          5,764,221
----------------------------------------------------------------------------------------------------
           Total current liabilities                                  15,582,971         12,686,939

CAPITAL LEASE OBLIGATIONS (NOTE 7)                                       449,515          2,280,705

LONG-TERM DEBT (NOTE 9)                                                  293,700            477,902

COMMITMENTS AND CONTINGENCIES (NOTE 14)

DEFICIENCY IN ASSETS (NOTE 12)                                        (9,292,606)        (3,500,799)
----------------------------------------------------------------------------------------------------

                                                                    $  7,033,580       $ 11,944,747
====================================================================================================



                            See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998
================================================================================


                                                                               Unaudited
                                                              1999               1998
=========================================================================================
REVENUES                                                  $ 10,020,795       $  8,377,103
-----------------------------------------------------------------------------------------
EXPENSES
      Direct medical costs                                   6,455,678          2,506,228
      Payroll, payroll taxes and benefits                    3,280,791          3,503,208
      Depreciation and amortization                            918,145            911,934
      Bad debt expense                                          54,418            630,184
      Rent and leases                                        1,225,910            672,061
      Consulting expense                                       304,283            157,188
      Interest                                                 300,022            416,813
      General and administrative                             1,290,497          2,211,194
-----------------------------------------------------------------------------------------
           Total expenses                                   13,829,744         11,008,810
-----------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                        (3,808,949)        (2,631,707)
-----------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
      Loss on disposal of assets (Note 3)                   (2,185,537)            (9,158)
      Other                                                       --              (79,647)
-----------------------------------------------------------------------------------------
           Total other income (expense)                     (2,185,537)           (88,805)
-----------------------------------------------------------------------------------------

NET LOSS                                                  $ (5,994,486)      $ (2,720,512)
=========================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        10,738,757          6,501,185
=========================================================================================

      NET LOSS PER SHARE, basic and diluted               $      (0.55)      $      (0.42)
=========================================================================================



                            See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1999 AND 1998
================================================================================


                                                              1999               1998
=========================================================================================
REVENUES                                                  $ 18,501,497       $ 14,025,264
-----------------------------------------------------------------------------------------

EXPENSES
      Direct medical costs                                   7,346,978          1,294,347
      Payroll, payroll taxes and benefits                    7,046,342          7,114,017
      Depreciation and amortization                          1,870,774          1,415,515
      Bad debt expense                                       1,060,856          1,723,425
      Rent and leases                                        1,955,352          1,159,356
      Consulting expense                                     1,000,608            202,000
      Interest                                                 683,203            658,048
      General and administrative                             5,379,189          5,062,746
-----------------------------------------------------------------------------------------
           Total expenses                                   26,343,302         18,629,454
-----------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                        (7,841,805)        (4,604,190)
-----------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
      Loss on Primedica (Note 3)                            (2,206,448)              --
      Loss on disposal of assets (Note 3)                     (362,003)          (330,000)
      Other                                                     90,440           (232,135)
-----------------------------------------------------------------------------------------
           Total other income (expense)                     (2,478,011)          (562,135)
-----------------------------------------------------------------------------------------

NET LOSS                                                  $(10,319,816)      $ (5,166,325)
=========================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         7,185,142          5,597,803
=========================================================================================

      NET LOSS PER SHARE, basic and diluted               $      (1.44)      $      (0.92)
=========================================================================================



                            See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY IN
ASSETS)
SIX MONTH PERIOD ENDED DECEMBER 31, 1999
================================================================================

                                                                                                      Common
                                                                 Preferred      Preferred             Stock            Common
                                                                   Shares         Stock               Shares           Stock
================================================================================================================================
BALANCES - JUNE 30, 1999                                           5,500       $  1,000,000          9,351,765      $      9,352

Conversion of preferred shares into common shares (Note 12)         (500)          (500,000)         2,300,000             2,300

Shares issued in lieu of compensation                               --                 --               62,700                63

Shares issued for consulting services                               --                 --               29,000                29

Shares issued for loans                                             --                 --               70,000                70

Shares issued for director's fees                                   --                 --               11,500                11

Shares issued for interest expense and late fees                    --                 --              130,000               130

Contingent shares issued in connection with acquisition             --                 --              156,923               157

Dividends on preferred stock (Note 12)                              --                 --                 --                --

Issuance of options in lieu of compensation (Note 13)               --                 --                 --                --

Net loss                                                            --                 --                 --                --
--------------------------------------------------------------------------------------------------------------------------------

BALANCES - DECEMBER 31, 1999                                       5,000       $    500,000         12,111,888      $     12,112
================================================================================================================================
                                                                  Additional
                                                                   Paid-in
                                                                    Capital             Deficit             Total
=====================================================================================================================
BALANCES - JUNE 30, 1999                                          $ 12,781,486       $(17,291,637)      $ (3,500,799)

Conversion of preferred shares into common shares (Note 12)            497,700               --                 --

Shares issued in lieu of compensation                                   19,770               --               19,833

Shares issued for consulting services                                    5,686               --                5,715

Shares issued for loans                                                 34,930               --               35,000

Shares issued for director's fees                                        5,681               --                5,692

Shares issued for interest expense and late fees                        46,090               --               46,220

Contingent shares issued in connection with acquisition                   (157)              --                 --

Dividends on preferred stock (Note 12)                                    --               (6,986)            (6,986)

Issuance of options in lieu of compensation (Note 13)                   97,205               --               97,205

Net loss                                                                  --           (5,994,486)        (5,994,486)
---------------------------------------------------------------------------------------------------------------------

BALANCES - DECEMBER 31, 1999                                      $ 13,488,391       $(23,293,109)      $ (9,292,606)
=====================================================================================================================

                            See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY IN
ASSETS)
YEARS ENDED JUNE 30, 1999 AND 1998
================================================================================


                                                                                                       Common
                                                                     Preferred       Preferred          Stock            Common
                                                                      Shares           Stock           Shares            Stock
===================================================================================================================================
BALANCES - JUNE 30, 1997                                                 --         $       --        5,210,825       $      5,211

Issuance of series A Preferred Stock (Note 12)                          5,000            500,000           --                 --

Issuance of series B Preferred Stock (Note 12)                          1,200          1,200,000           --                 --

Issuances of common stock                                                --                 --          625,142                625

Issuance of options in lieu of compensation                              --                 --             --                 --

Exercise of options (Note 13)                                            --                 --          470,602                471

Conversion of securities available for sale to the trading
      account                                                            --                 --             --                 --

Dividends on preferred stock (Note 12)                                   --                 --             --                 --

Net loss                                                                 --                 --             --                 --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES - JUNE 30, 1998                                                6,200          1,700,000      6,306,569              6,307

Conversion of preferred shares into common shares (Note 12)              (700)          (700,000)     1,297,305              1,297

Returned or retired shares (Note 3)                                      --                 --         (114,354)              (114)

Shares issued in lieu of compensation                                    --                 --          426,427                426

Shares issued for consulting services                                    --                 --          540,500                541

Shares issued for marketing services                                     --                 --          250,000                250

Shares issued for legal services                                         --                 --           25,000                 25

Shares issued for director's fees                                        --                 --           18,000                 18

Shares issued for non-compete agreement                                  --                 --          125,000                125

Contingent shares issued in connection with acquisition                  --                 --          225,000                225

Exercise of options (Note 13)                                            --                 --          252,318                252

Dividends on preferred stock (Note 12)                                   --                 --             --                 --

Options granted for services rendered (Note 13)                          --                 --             --                 --

Issuance of options in lieu of compensation (Note 13)                    --                 --             --                 --

Net loss                                                                 --                 --             --                 --
-----------------------------------------------------------------------------------------------------------------------------------

BALANCES - JUNE 30, 1999                                                5,500       $  1,000,000      9,351,765       $      9,352
===================================================================================================================================


                                                                      Additional                   Unrealized Gain On
                                                                       Paid-in                        Securities
                                                                       Capital         Deficit     Available For Sale      Total
====================================================================================================================================
BALANCES - JUNE 30, 1997                                             $  8,675,586   $ (1,747,993)     $     40,916     $  6,973,720

Issuance of series A Preferred Stock (Note 12)                            (40,000)          --                --            460,000

Issuance of series B Preferred Stock (Note 12)                            (84,946)          --                --          1,115,054

Issuances of common stock                                               1,768,853           --                --          1,769,478

Issuance of options in lieu of compensation                               127,000           --                --            127,000

Exercise of options (Note 13)                                               3,959           --                --              4,430

Conversion of securities available for sale to the trading
      account                                                                --             --             (40,916)         (40,916)

Dividends on preferred stock (Note 12)                                       --          (10,000)             --            (10,000)

Net loss                                                                     --       (5,166,325)             --         (5,166,325)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES - JUNE 30, 1998                                               10,450,452     (6,924,318)             --          5,232,441

Conversion of preferred shares into common shares (Note 12)               698,703           --                --               --

Returned or retired shares (Note 3)                                      (276,594)          --                --           (276,708)

Shares issued in lieu of compensation                                     428,159           --                --            428,585

Shares issued for consulting services                                     228,509           --                --            229,050

Shares issued for marketing services                                      127,000           --                --            127,250

Shares issued for legal services                                           81,225           --                --             81,250

Shares issued for director's fees                                           6,282           --                --              6,300

Shares issued for non-compete agreement                                   218,625           --                --            218,750

Contingent shares issued in connection with acquisition                      (225)          --                --               --

Exercise of options (Note 13)                                              89,748           --                --             90,000

Dividends on preferred stock (Note 12)                                       --          (47,503)             --            (47,503)

Options granted for services rendered (Note 13)                           576,310           --                --            576,310

Issuance of options in lieu of compensation (Note 13)                     153,292           --                --            153,292

Net loss                                                                     --      (10,319,816)             --        (10,319,816)
------------------------------------------------------------------------------------------------------------------------------------

BALANCES - JUNE 30, 1999                                             $ 12,781,486   $(17,291,637)     $       --       $ (3,500,799)
====================================================================================================================================



                            See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS PERIODS ENDED DECEMBER 31, 1999 AND 1998
================================================================================


                                                                                                      Unaudited
                                                                                       1999              1998
=================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                     $(5,994,486)      $(2,720,512)
-----------------------------------------------------------------------------------------------------------------
      Adjustments to reconcile net loss to net cash provided by (used in)
           operating activities:
           Depreciation and amortization                                               918,145           911,934
           Loss on disposal of assets                                                2,185,537              --
           Provision for bad debts                                                      54,418           630,184
           Stock options granted in lieu of compensation                                97,205              --
           Stock issued for professional services and compensation                      31,240              --
           Stock issued for loans, interest and late fees                               46,220              --
           Changes in operating assets and liabilities:
               Accounts receivable                                                     403,166         1,079,356
               Trading securities                                                         --                (204)
               Other current assets                                                   (209,951)         (272,261)
               Other assets                                                             24,585           (72,092)
               Accounts payable and accrued expenses                                 1,130,062         1,331,322
               Unearned revenue                                                        125,000              --
               Medical claims payable                                                     --              13,626
-----------------------------------------------------------------------------------------------------------------
                     Total adjustments                                               4,805,627         3,621,865
-----------------------------------------------------------------------------------------------------------------
                          Net cash provided by (used in) operating activities       (1,188,859)          901,353
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash consideration paid for companies acquired                                  (200,000)             --
      Capital expenditures                                                            (109,181)         (360,542)
-----------------------------------------------------------------------------------------------------------------
                          Net cash used in investing activities                       (309,181)         (360,542)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (repayments) under line of credit facilities                    1,388,437          (980,685)
      Repayments of notes payable                                                     (484,267)             --
      Borrowings on note payable                                                       847,025              --
      Net repayments of capital lease obligations                                     (360,155)         (285,855)
      Net proceeds from issuance of common stock                                          --            (158,719)
      Advances from HMO                                                                107,000              --
-----------------------------------------------------------------------------------------------------------------
                          Net cash provided by (used in) financing activities        1,498,040        (1,425,259)
-----------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 --            (884,448)

CASH AND CASH EQUIVALENTS - BEGINNING                                                     --             916,464
-----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - ENDING                                                 $      --         $    32,016
=================================================================================================================



                            See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE SIX MONTHS PERIODS ENDED DECEMBER 31, 1999 AND 1998
================================================================================


                                                                                                     Unaudited
                                                                                        1999            1998
===============================================================================================================
Supplemental Disclosures:
---------------------------------------------------------------------------------------------------------------

      Interest paid                                                                  $  221,000      $  384,000
---------------------------------------------------------------------------------------------------------------

      Income taxes paid                                                              $     --        $     --
---------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Non-cash Investing and Financing Activities (Note 3)
---------------------------------------------------------------------------------------------------------------

      Purchase price in excess of net assets acquired                                $  820,000      $     --
---------------------------------------------------------------------------------------------------------------

      Conversion of preferred shares into common stock                               $  500,000      $     --
---------------------------------------------------------------------------------------------------------------

      Fair value of assets disposed of in connection with sales                      $4,694,944      $     --
---------------------------------------------------------------------------------------------------------------

      Fair value of liabilities disposed of in connection with sales                 $2,509,407      $     --
---------------------------------------------------------------------------------------------------------------

      Common stock issued for non-compete agreement                                  $     --        $  218,750
---------------------------------------------------------------------------------------------------------------



                            See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999 AND 1998
================================================================================

                                                                                       1999               1998
===================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                     $(10,319,816)      $ (5,166,325)
-------------------------------------------------------------------------------------------------------------------
      Adjustments to reconcile net loss to net cash provided by (used in)
           operating activities:
           Depreciation and amortization                                              1,702,034          1,415,515
           Loss on Primedica                                                          2,206,448               --
           Realized loss on sales of securities                                         131,452             22,677
           Change in unrealized gain on trading securities                              (85,314)              --
           Loss on sale of property and equipment                                        14,339               --
           Loss on disposal of assets                                                   362,003               --
           Provision for bad debts                                                    1,060,856          1,723,425
           Deferred costs charged to operations                                            --              260,364
           Amortization of discount on note payable                                     168,740             36,201
           Stock options granted in lieu of compensation                                153,292            127,000
           Stock options granted for professional services                              576,310               --
           Stock issued in lieu of compensation                                         428,585               --
           Stock issued for professional services                                       443,850            350,632
           Changes in operating assets and liabilities:
               Accounts receivable                                                    1,330,769         (1,577,900)
               Trading securities                                                          --              240,072
               Other current assets                                                     145,865            (92,296)
               Other assets                                                              85,436             20,461
               Accounts payable and accrued expenses                                  2,044,599          1,060,358
               Due to related parties                                                   300,144               --
               Medical claims payable                                                  (487,597)           466,990
-------------------------------------------------------------------------------------------------------------------
                     Total adjustments                                               10,581,811          4,053,499
-------------------------------------------------------------------------------------------------------------------
                          Net cash provided by (used in) operating activities           261,995         (1,112,826)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Deferred acquisition costs                                                        171,890           (110,016)
      Repayment (issuance) of notes receivable                                          170,000           (170,000)
      Cash consideration paid for companies acquired                                       --             (346,500)
      Cash balances of companies acquired                                                  --               46,626
      Capital expenditures                                                             (908,712)          (371,815)
-------------------------------------------------------------------------------------------------------------------
                          Net cash used in investing activities                        (566,822)          (951,705)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (repayments) under line of credit facilities                    (1,543,694)         1,023,399
      Repayments of notes payable                                                       (82,044)          (717,547)
      Borrowings on note payable                                                        420,017            177,413
      Repayments of capital lease obligations                                          (584,916)          (704,641)
      Loan acquisition cost                                                                --              (45,000)
      Proceeds from exercise of stock options                                            90,000              4,430
      Net proceeds from issuance of preferred stock                                        --            1,575,054
      Advances from HMO                                                               1,089,000               --
-------------------------------------------------------------------------------------------------------------------
                          Net cash provided by (used in) financing activities          (611,637)         1,313,108
-------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (916,464)          (751,423)

CASH AND CASH EQUIVALENTS - BEGINNING                                                   916,464          1,667,887
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - ENDING                                                 $       --         $    916,464
===================================================================================================================

                            See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
YEARS ENDED JUNE 30, 1999 AND 1998
================================================================================


                                                                                        1999            1998
===============================================================================================================
Supplemental Disclosures:

      Interest paid                                                                  $  633,000      $  560,000
---------------------------------------------------------------------------------------------------------------

      Income taxes paid                                                              $     --        $     --
---------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Non-cash Investing and Financing Activities (Note 3)
---------------------------------------------------------------------------------------------------------------

      Common stock issued in connection with acquisitions                            $     --        $1,291,846
---------------------------------------------------------------------------------------------------------------

      Issuance of notes payable in connection with acquisitions                      $   37,801      $2,856,123
---------------------------------------------------------------------------------------------------------------

      Fair value of assets received in connection with acquisitions                  $  581,810      $2,200,151
---------------------------------------------------------------------------------------------------------------

      Fair value of liabilities assumed in connection with acquisitions              $  454,054      $1,060,270
---------------------------------------------------------------------------------------------------------------

      Capital lease obligations incurred on purchases of equipment                   $  502,808      $  221,673
---------------------------------------------------------------------------------------------------------------

      Dividends accrued but not paid                                                 $   47,503      $   10,000
---------------------------------------------------------------------------------------------------------------

      Common stock issued for non-compete agreement                                  $  218,750      $     --
---------------------------------------------------------------------------------------------------------------



                            See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Consolidation

         The consolidated financial statements include the accounts of Metropolitan Health Networks, Inc. and all majority owned subsidiaries, the most significant of which are Magnetic Imaging Systems I, Ltd. and Nuclear Magnetic Imaging, Inc. (collectively MIS), Datascan of Florida, Inc. (Datascan), Advanced Healthcare Consultants, Inc. (Advanced), Family Medical Plaza, Inc. and several physician practices. The consolidated group is referred to, collectively, as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

         Organization and Business Activity

         The Company was incorporated in January 1996, under the laws of the State of Florida for the purpose of acquiring and operating health care related businesses. The Company operates in South Florida, and during the periods ended December 31, 1999 and June 1999 and 1998, owned and operated a radiology practice, a magnetic resonance imaging (MRI) outpatient center, a diagnostic testing company and various general medical practice offices. During the six months ended December 31, 1999 the Company sold the radiology practice and magnetic resonance imaging
         (MRI) outpatient center (see Note 3). The Company and certain of the general medical practices operate under capitation agreements with a national health maintenance organization (HMO). Commencing in 1999, the Company entered into additional capitation agreements with the HMO in locations where it did not have owned medical practices and in connection therewith, began providing medical care to certain patients through non-owned medical practices. (See accounts receivable and revenue recognition.) The Company also provided medical billing services to third party medical related businesses, however, as these services were not significant, the Company is deemed to be operating in one segment.

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

================================================================================
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
================================================================================

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

                  Line of credit facilities, capital lease obligations, long-term debt - The fair value of line of credit facilities, capital lease obligations, long-term debt and notes payable to redeemed partners are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1999 and June 30, 1999, the fair values approximate the carrying values.

================================================================================
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
================================================================================

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

         Accounts Receivable and Revenue Recognition

         The Company recognizes revenues, net of contractual allowances, as medical services are provided to patients. These services are typically billed to patients, Medicare, Medicaid, health maintenance organizations and insurance companies. The Company provides an allowance for uncollectible amounts and for contractual adjustments relating to the difference between standard charges and agreed upon rates paid by certain third party payors.

         The Company is a party to certain managed care contracts and provides medical care to its patients through owned and non-owned medical practices. Accordingly, revenues under these contracts are reported as Management Service Organization (MSO) revenues, and the cost of provider services under these contracts are not included as a deduction to net revenues of the Company but are reported as an operating expense. In connection with MSO operations, the Company is exposed to losses to the extent of its share (100% for Medicare Part B and 50% for Medicare Part A) of deficits, if any on its owned and non-owned managed medical practices.

         Revenues for the six month period ended December 31, 1999 and years ended June 30, were as follows:


                                                                 Years Ended June 30
                                         Six Months Ended    ----------------------------
                                         December 31, 1999      1999             1998
         ================================================================================
         Patient revenues, net              $ 3,170,405      $ 9,606,854      $12,116,028
         MSO revenues, net                    6,838,390        8,862,826        1,643,462
         Billing service revenues, net           12,000           31,817          265,774
         --------------------------------------------------------------------------------
                                            $10,020,795      $18,501,497      $14,025,264
         ================================================================================


         Advances from HMO

         Advances represent amounts advanced from the HMO to the Company. These advances are due on demand and are being repaid via offsets to future revenues earned from the HMO.

================================================================================
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
================================================================================

         Goodwill

         In connection with its acquisitions of physician and ancillary practices, the Company has recorded goodwill of $2,644,446 and $4,801,562 as of December 31 and June 30, 1999, respectively, which is the excess of the purchase price over the fair value of the net assets acquired. The goodwill is attributable to the general reputation of these businesses in the communities they serve, the collective experience of the management and other employees, contracts with health maintenance organizations, relationships between the physicians and their patients, patient lists and other similar intangible assets. The Company evaluates the underlying facts and circumstances related to each acquisition in establishing amortization periods for the related goodwill. The goodwill related to current and prior year's acquisitions is being amortized on a straight-line basis over 10 years.

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

         Reclassification

         Certain amounts in the unaudited financial statements for the six month period ended December 31, 1998 have been reclassified to conform with the December 31, 1999 financial statement presentation.

================================================================================
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
================================================================================

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

NOTE 2. GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial operating losses and negative cash flows from operations since inception. In addition, the Company has had difficulty in meeting its current and long-term obligations.

         The Company's ability to continue as a going concern is dependent upon achieving profitable operations and positive cash flows from operations or obtaining additional debt or equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         In addition, the Company is not in compliance with Securities and Exchange Commission and NASD reporting requirements with respect to annual, quarterly and certain disclosure related filing requirements. In this regard, should the Company remain deficient in its filing requirements, it may lose its eligibility for quotation and be subject to removal from the OTCBB.

NOTE 3. ACQUISITIONS AND DISPOSALS

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

         In addition to the purchase price the acquisition agreement provided for contingent consideration of 200,000 shares of common stock if MIS achieved earnings before interest, income taxes, depreciation and amortization ("EBITDA") in excess of $1,200,000 for the year ended June 30, 1997 or in excess of $1,500,000 for the year ended June 30, 1998, a total maximum contingent consideration of 400,000 shares, plus additional shares issuable in connection with a price guarantee based upon the company's pre-tax earnings at the first and second anniversary of the transaction. The Company was not liable for any contingent consideration associated with its acquisition of MIS. Effective December 18, 1999, MIS was sold to its former owner in exchange for the settlement of all outstanding litigation with its former owner, the discharge of a note payable of approximately $185,000 and other amounts due to the former owner. Also, the former owner agreed to assume certain liabilities of MIS. In connection with this disposal, the Company recognized a loss of approximately $968,000 during the six months ended December 31, 1999.

         Datascan

         Effective September 30, 1996, the Company acquired Datascan for $1,170,529. The purchase price consisted of 300,000 shares of the Company's common stock (valued at $3 per share), related acquisition costs of $42,529 and contingent consideration of 100,000 shares of the Company's common stock (valued at $2.28) issued on June 30, 1997. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. As a result of this acquisition, $429,463 was allocated to goodwill. Effective December 31, 1999, Datascan was sold to its former owner in exchange for the settlement of all outstanding litigation and termination of all Executive Employment Agreements and all stock options held by the former owner. The Buyer also assumed certain third party obligations of the Company. In connection with this disposal, the Company recognized a loss of approximately $1,163,000 during the six months ended December 31, 1999.

================================================================================
NOTE 3.  ACQUISITIONS AND DISPOSALS (Continued)
================================================================================

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

================================================================================
NOTE 3.  ACQUISITIONS AND DISPOSALS (Continued)
================================================================================

In addition to the purchase consideration, the acquisition agreement provides for two types of contingent consideration: 1) If the EBITDA of GMA for the years ended June 30, 1998 and 1999 equals or exceeds 80% of GMA's EBITDA for the twelve months ended June 30, 1997 (the "Targeted Amount"), there shall be released from escrow 104,615 and 52,308 additional shares, respectively, of the common stock of the Company. In the event, however, that the EBITDA is less than the Targeted Amount, the seller of GMA is entitled to receive additional shares of the Company, as determined based upon a sliding scale down to 60%. The Company was not liable for contingent consideration under this provision at June 30, 1998 or 1999; 2) If the gross proceeds from the sale of up to 200,000 shares of the Company's common stock issued to the former owner of GMA (the Seller) amounted to less then $6.50 per share, the Company must make up the deficiency in cash. In June 1999, the Company issued 225,000 shares of its common stock (valued at $1.65 per share) to the Seller in full satisfaction of this contingent consideration provision. The Seller was entitled to sell 25,000 share blocks monthly, during the period July 1, 1999 through February 12, 2000.

         The Practices

         Effective April 1, 1998, the Company acquired two physician practices (the Practices) from Primedica Healthcare, Inc. (Primedica) for $2,431,123. The purchase price consisted of a 7.5% note payable of $3,500,000, which is amortized over 20 years, with a balloon payment due on April 1, 2003 (the Promissory Note). The Company discounted this Promissory Note $1,068,877 based upon the Company's incremental borrowing rate at April 1, 1998 (16%) (see Note 9). The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The results of operations beginning April 1, 1998 are included in the Company's statement of operations. As a result of this acquisition, $1,588,349 was allocated to goodwill.

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

         During 1999, the Company defaulted on the Promissory Note and a judgement was entered against the Company for $4,745,370. Accordingly, the Promissory Note was increased to $4,745,370, and a loss of $2,206,448 was recorded in the result of operations for the year ended June 30, 1999.

================================================================================
NOTE 3.  ACQUISITIONS AND DISPOSALS (Continued)
================================================================================

         Subsequent to June 30, 1999, the Company and Primedica reached a settlement whereby the Company agreed to pay Primedica $1,513,235, subject to a provision stating that if timely payments were not received by Primedica, the Company would be liable for $4,745,364. On October 26, 1999, the Company was notified by Primedica that it was in default of this settlement agreement. Effective August 2, 2000 the parties entered into a second stipulation for forbearance providing for a discount on amounts owed of $2,000,000 to $2,500,000 contingent upon timely weekly payments of $25,000 to Primedica. In the event of a default by the Company in connection with the timely required payments, the Company shall be obligated to pay the full amount of the $4,745,364. At December 31, 1999 the Company owed Primedica $4,524,462, which is included in current maturities of long-term debt.

         Disposal of Dr. Glickman's Practice

         Effective January 31, 1999, one of the Company's physician practices was sold to its former owner for $20,000 cash, the cancellation of a note payable to the former owner of $25,000 and the return of the initial 19,677 shares of the Company's common stock and 19,677 additional shares held in escrow. In connection with the disposal, the Company incurred a loss of approximately $142,000, which is included in loss on disposal of assets in the accompanying consolidated statement of operations for the year ended June 30, 1999.

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

         Advanced Healthcare, Inc.

         Pursuant to an asset purchase agreement effective March 17, 1999, the Company acquired all operating assets and certain liabilities of Advanced Healthcare, Inc. for $512,000. The purchase price consisted of assumed liabilities of approximately $387,000 and payments of approximately $90,000 in cash and 70,000 shares of the Company's common stock (valued at $0.50 per share). At June 30, 1999, the shares were held in escrow and subsequently were released from escrow and issued. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The results of operations beginning March 17, 1999 are included in the Company's statement of operations. As a result of this acquisition $125,000 was recorded as goodwill.

================================================================================
NOTE 3.  ACQUISITIONS AND DISPOSALS (Continued)
================================================================================

         Pro Forma - Unaudited

         Unaudited pro forma results of operations, assuming the acquisition of Family Medical Plaza, Inc. and Advanced occurred as of the beginning of the fiscal year ended June 30, 1999 and June 30, 1998, after giving effect to certain adjustments such as the elimination of intercompany transactions resulting from the acquisitions were as follows:

                                         (Unaudited)             (Unaudited)
                                        June 30, 1999           June 30, 1998
         -----------------------------------------------------------------------
         Revenues                       $ 19,749,497            $ 14,025,264
         Net loss                       $(10,947,319)           $ (4,950,325)
         Loss per share                 $      (1.52)           $      (0.88)

         The pro forma summary does not necessarily reflect the results of operations as they would have been if the companies had constituted a single entity during such periods.

         Purchase of Dr. P. Sreekumar

         Effective August 12, 1999, the Company acquired the medical practice of Dr. P. Sreekumar. The purchase price consisted of assumed liabilities of approximately $300,000, cash of $200,000 and the issuance of a note payable in the amount of $300,000. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The results of operations beginning August 13, 1999 are included in the Company's statement of operations for the six month period ended December 31, 1999. As a result of this acquisition approximately $700,000 was recorded as goodwill.

         Purchase of Dr. Federgreen

         Pursuant to an asset purchase agreement effective December 30, 1999, the Company acquired certain assets of the Medical practice of Dr. Federgreen. The purchase price consisted of a $120,000 note payable. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The results of operations beginning January 1, 2000 will be included in the Company's statement of operations. As a result of this acquisition approximately $120,000 was recorded as goodwill.

         In addition to the purchase consideration, the Company is potentially liable for additional consideration based on the amount of adjusted pre-tax earnings for the first year of operations, on a scalable basis up to $60,000 if earnings are $225,000 or above.

================================================================================
NOTE 3.  ACQUISITIONS AND DISPOSALS (Continued)
================================================================================

         Pro Forma - Unaudited

         Unaudited pro forma results of operations, assuming the acquisition of the Sreekumar and Federgreen practices occurred as of the beginning of the six months periods ended December 31, 1999 and 1998, after giving effect to certain adjustments such as the elimination of intercompany transactions resulting from the acquisitions were as follows:

                                      (Unaudited)          (Unaudited)
                                   December 31, 1999    December 31, 1998
         =======================================================================
         Revenues                    $ 10,560,795         $  8,917,103
         Net loss                    $ (5,874,486)        $ (2,600,512)
         Loss per share              $      (0.55)        $      (0.40)

         The pro forma summary does not necessarily reflect the results of operations as they would have been if the companies had constituted a single entity during such periods.

NOTE 4. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:


                                           December 31, 1999   June 30, 1999
         =======================================================================

         Machinery and medical equipment      $   222,805       $ 1,694,841
         Furniture and fixtures                   531,721           254,154
         Leasehold improvements                   365,931           813,941
         Computer and office equipment            425,259           492,589
         Automobile equipment                      61,380           160,086
         -----------------------------------------------------------------------
                                                1,607,096         3,415,611
         Less accumulated depreciation           (569,835)       (1,346,948)
         -----------------------------------------------------------------------

                                              $ 1,037,261       $ 2,068,663
         =======================================================================

================================================================================
NOTE 4.  PROPERTY AND EQUIPMENT (Continued)
================================================================================

         Property and equipment under capital leases consisted of the following:

                                           December 31, 1999       June 30, 1999
         =======================================================================
         Machinery and equipment              $      --             $ 3,137,399
         Computer and office equipment            436,836               436,959
         -----------------------------------------------------------------------
                                                  436,836             3,574,358
         Less accumulated amortization           (245,681)           (1,326,893)
         -----------------------------------------------------------------------
                                                  191,155             2,247,465
         -----------------------------------------------------------------------
                                              $ 1,228,416           $ 4,316,128
         =======================================================================

NOTE 5. INVESTMENTS

         During the year ended June 30, 1999, the Company disposed of all investments in trading securities. The change in unrealized gain (loss) on trading securities for the years ended June 30, 1999 and 1998 was $85,314 and $(131,817), respectively, and these changes are included in other income (expense) in the consolidated statements of operations.

         Net realized losses on sales of trading securities for the periods ended June 30, 1999 and 1998 were $131,452 and $22,677, respectively, and are included in other income (expense) in the consolidated statements of operations.

NOTE 6. OTHER CURRENT ASSETS

         Alpha Clinical Laboratory Agreement

         During October 1999, the Company entered into a management agreement with Alpha Clinical Laboratory (Alpha) to act as Alpha's management company for a fee of 10% of Alpha's collections. Concurrently, the Company entered into an unconditional and irrevocable option to purchase or designate a third party to purchase at any time prior to October 31, 2000 all of the outstanding common stock of Alpha. The designated purchase price shall be three times the pre-tax profit for the twelve-month period preceding the measurement date, and shall be payable with the Company's common stock. Subsequent to October 1999, the Company began advancing Alpha funds to support its operations. At December 31, 1999 the Company had advanced approximately $210,000 to Alpha which is included in other current assets in the accompanying balance sheet. On May 12, 2000 these advances, plus additional advances in 2000 were converted into a promissory note in the amount of $512,000. The promissory note is payable upon demand, bears interest at 18% per annum, and is collateralized by substantially all of the assets of Alpha.

NOTE 7. CAPITAL LEASE OBLIGATIONS

         The Company is obligated under capital leases relating to certain of its property and equipment. Future minimum lease payments for capital lease obligations as of December 31 were as follows:

         2000                                                     $   466,539
         2001                                                         226,768
         2002                                                         141,394
         2003                                                         109,041
         2004                                                          75,461
         -----------------------------------------------------------------------
                                                                    1,019,203
         Less amount representing interest                            191,594
         -----------------------------------------------------------------------
                                                                      827,609
         Less current maturities                                      378,094
         -----------------------------------------------------------------------

                                                                  $   449,515
         =======================================================================

NOTE 8. LINE OF CREDIT FACILITIES

         In September 1997, the Company entered into an accounts receivable funding program (the Program) with a financing company. The Program allowed for advances to the Company of up to 85% of the expected collections from third party payers on eligible accounts receivable of GMA, as defined. Outstanding amounts under this credit facility are collateralized by the eligible accounts receivable. The Program bears interest at 12% and repayments are made directly through a lock box arrangement. At June 30, 1999, $132,231 was outstanding under this Program, which was repaid in July 1999 and the Program was canceled.

         During June 1999, the Company entered into a three year line of credit agreement providing for maximum borrowings not to exceed $2,000,000. Any outstanding amounts under this credit facility are collateralized by substantially all assets of the Company and the Company can borrow up to 85% of eligible accounts receivable, as defined. This facility bears interest at prime plus 4% (12.50% and 11.75% at December 31 and June 30, 1999, respectively) and repayments are made directly through a lock box arrangement. At December 31, 1999 $1,520,668 was outstanding on this credit facility. At June 30, 1999 no amounts were outstanding on this credit facility.

NOTE 9. LONG-TERM DEBT

         Long-term debt consisted of the following:


                                                                         December 31, 1999   June 30, 1999
         =================================================================================================
         Promissory note to Primedica in connection with the
            acquisition of assets on April, 1998; stated interest at
            7.5%; original note balance of $3,500,000; note is in
            default and carried at the default amount (See Note 3); due
            on demand.                                                       $4,524,462        $4,745,370

         Note payable to former owner of MIS; interest at 6.5%;
            principal and interest payment of $213,000 was due April
            1, 1998; unsecured; during 1998 and 1999 the note was in
            default; interest was increased to 18%. Effective
            December 18, 1999, the note was discharged as part of
            the sale of MIS. (see Note 3).                                         --             185,000

         Note payable to former owner of GMA and shareholder of the
            Company; interest at 8%; payable in monthly installments
            of $37,834 commencing in August, 1998; collateralized by
            substantially all assets of GMA; prior to August 1998
            the note required only monthly interest payments; at
            December 31, 1999 and June 30, 1999 in default and; due
            on demand. (Notes 10 and 16).                                       712,615           329,194

         Note payable to former owner of Advanced; non-interest
            bearing; due and payable on April 30, 1999; at June 30,
            1999 in default and; due on demand. Repaid during the
            six months ended December 31, 1999 for $40,000 and the
            release of 70,000 shares held in escrow.                               --              75,000

         Note payable to HMO in connection with the Advanced
            acquisition (see Note 3); interest at 6%, increased to
            14% if note defaults; payable in 60 monthly installments
            of $7,489 commencing May 1, 1999; collateralized by
            accounts receivable and property and equipment.                     371,620           377,223

         Promissory note to former owner of Family Medical Plaza;
            interest at 8%, due and payable on March 14, 1999; at
            June 30, 1999 in default and due on demand
            Subsequently, a settlement was reached, revised terms
            reduce installments of $2,500 commencing on August 15,
            2000.                                                                45,000            37,756


================================================================================
NOTE 9.  LONG-TERM DEBT (Continued)
================================================================================


                                                                         December 31, 1999   June 30, 1999
         =================================================================================================
         Note payable to an individual; unsecured; stock-based
            interest of 23%; due on demand.  Repaid on July 1, 1999
            in full with 45,500 shares of the Company's common stock
            issued in lieu of interest.                                            --             200,000

         Note payable to former officer of MIS in connection with
            severance agreement; due on March 1, 1999; non-interest
            bearing unless defaults occurs, then interest shall be
            5% above the prime rate; at December 31, 1999 and June
            30, 1999 in default and; due on demand.                             170,000           195,000

         Note payable to former owner of Federgreen practice;
            non-interest bearing; payable in installments of $10,000
            commencing January 2000.                                            120,000              --

         Note payable to former owner of Sreekumar practice;
            non-interest bearing; collateralized by the assets of the
            practice; due and payable on August 12, 2000 in cash or
            common stock.                                                       300,000              --

         Various installment notes payable; interest ranging from
            9.7% to 10.13%; collateralized by various automobiles;
            due September 2001 through August 2002.                              44,545            44,545

         Equipment notes payable to bank; interest ranging from 9.5%
            to 10.48%; collateralized by medical testing equipment;
            due August, 2000 through November, 2000.                             53,035            53,035

         Notes payable with interest at 17.5%, due in six monthly
            installments beginning July 2000. The holders of these
            notes have the right to convert the outstanding
            obligations to common stock at $0.50 per share at any time.         125,000              --

         Notes payable with interest at 11.5% payable in three
            monthly installments of $10,000 beginning January 2000
            and thereafter nine monthly installments of $19,688 and
            collateralized by substantially all assets of the Company.          193,604              --
         -------------------------------------------------------------------------------------------------
                                                                              6,659,881         6,242,123
         Less current maturities                                              6,366,181         5,764,221
         -------------------------------------------------------------------------------------------------

         Long-term debt                                                      $  293,700        $  477,902
         =================================================================================================


================================================================================
NOTE 9.  LONG-TERM DEBT (Continued)
================================================================================

         Aggregate maturities of long-term debt for subsequent years as of December 31, are as follows:

          2000                                                       $ 6,366,181
          2001                                                            90,615
          2002                                                            87,815
          2003                                                            85,344
          2004                                                            29,926
         -----------------------------------------------------------------------

                                                                     $ 6,659,881
         =======================================================================

NOTE 10. RELATED PARTY TRANSACTIONS

         Office Rent

         The Company rented one of its office facilities from an individual who is the former majority owner of MIS and director of the Company, and another office facility from a company owned 50% by this individual. Total rent expense related to these leases amounted to approximately $105,000 for the six month period ended December 31, 1999 and $269,000 and $235,000 for the years ended June 30, 1999 and 1998. These leases were canceled in December 1999 (See Note 3).

         Due to Related Parties

         During 1998, the Company entered into an agreement with an entity controlled by the current President of the Company (Related Consultant). Under the agreement, the Related Consultant provides consulting services to the Company. Fees and expenses paid to the Related Consultant for services amounted to approximately $60,000 for the six month period ended December 31, 1999 and $142,000 for the year ended June 30, 1999. As of December 31, 1999, approximately $85,000 was owed to the Related Consultant.

         For the six month period ended December 31, 1999 and the year ended June 30, 1999, approximately $26,000 and $220,000, respectively of Company expenses were paid by the former owner of GMA, who is presently a shareholder of the Company. At December 31, 1999, $220,000 of these amounts were included in long-term debt in the accompanying balance sheet. At December 31, 1999 and June 30, 1999, approximately $26,000 and $220,000 of these amounts were included in due to related parties in the accompanying balance sheet.

NOTE 11. INCOME TAXES

         The components of income taxes were as follows:


                                                Six months ended        Year Ended            Year Ended
                                               December 31, 1999       June 30, 1999         June 30, 1998
         =================================================================================================
         Current Benefit
              Federal                             $      --             $      --             $      --
              State                                      --                    --                    --

         Deferred Benefit
              Federal                               1,669,000             3,353,000             1,787,000
              State                                   288,000               381,000               183,000

         Increase in Valuation Allowance           (1,957,000)           (3,734,000)           (1,970,000)
         -------------------------------------------------------------------------------------------------

         Income Tax Benefit                       $      --             $      --             $      --
         =================================================================================================


         The effective tax rate for the year ended December 31, 1999, differed from the federal statutory rate due to state income tax benefits of approximately $288,000, an increase in the valuation allowance of approximately $1,957,000 and permanent and other differences of approximately $369,000.

         The effective tax rate for the year ended June 30, 1999 differed from the federal statutory rate due to state income tax benefits of approximately $381,000, an increase in the valuation allowance of approximately $3,734,000 and permanent and other differences of approximately $156,000.

         The effective tax rate for 1998 differed from the federal statutory rate due to state income tax benefits of approximately $183,000, a net increase in the valuation allowance of approximately $1,970,000, and permanent and other differences of approximately $49,000.

         The Company has net operating loss carryforwards totalling approximately $23,200,000, expiring in various years through 2019.

================================================================================
NOTE 11. INCOME TAXES (Continued)
================================================================================

         At December 31, and June 30, 1999, approximate deferred tax assets and liabilities were as follows:

                                            December 31, 1999   June 30, 1999
         =======================================================================

         Deferred tax assets:
         --------------------
         Allowances for doubtful accounts      $   868,000       $ 1,560,000
         Amortization                                 --             101,000
         Net operating loss carryforward         8,707,000         6,619,000
         -----------------------------------------------------------------------
         Total deferred tax assets               9,575,000         8,280,000
         -----------------------------------------------------------------------

         Deferred tax liabilities:
         -------------------------
         Cash basis subsidiaries                   674,000           914,000
         Depreciation                               14,000           436,000
         -----------------------------------------------------------------------
         Total deferred tax liabilities            688,000         1,350,000
         -----------------------------------------------------------------------

         Net deferred tax asset                  8,887,000         6,930,000
         Less valuation allowance               (8,887,000)       (6,930,000)
         -----------------------------------------------------------------------

                                               $      --         $      --
         =======================================================================

NOTE 12. DEFICIENCY IN ASSETS

At December 31, 1999 and June 30, 1999, the Company has authorized 40,000,000 shares of par value $.001 common stock, with 12,111,888 and 9,351,765 shares issued and outstanding, respectively. Additionally, the Company has authorized 10,000,000 shares of preferred stock.

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

         At December 31, 1999 and June 30, 1999, the Company has 3,517,625 warrants outstanding.

================================================================================
NOTE 12  DEFICIENCY IN ASSETS (Continued)
================================================================================

         During 1998, the Company completed two separate placements of non-voting preferred stock. The Company has authorized 30,000 shares of Series A preferred stock, par value $.001, of which 5,000 were issued during the year ended June 30, 1998. Each share of Series A preferred stock has a stated value of $100 and pays dividends equal to 10% of the stated value per annum. At December 31, 1999 and June 30, 1999, the aggregate and per share amounts of cumulative dividend arrearages were approximately $150,000 and $30 and $92,000 and $18.40, respectively. Each share of Series A preferred stock is convertible into shares of common stock at the option of the holder at the lesser of 85% of the average closing bid price of the common stock for the ten trading days immediately preceding the conversion or $6.00. The Company has the right to deny conversion of the Series A preferred stock, at which time the holder shall be entitled to receive and the Company shall pay additional cumulative dividends at 5% per annum, together with the initial dividend rate to equal 15% per annum. For the year ended June 30, 1998, gross proceeds from this issuance amounted to $500,000, less commissions and costs of $40,000. At December 31, 1999 and June 30, 1999 there were 5,000 series A preferred shares issued and outstanding. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series A preferred stock shall be entitled to receive a liquidating distribution before any distribution may be made to holders of common stock of the Company.

         The Company has also designated 7,000 shares of preferred stock as Series B preferred stock, with a stated value of $1,000 per share. During 1998, 1,200 shares of Series B preferred stock were issued. Holders of the Series B preferred stock are entitled to receive, whether declared or not, cumulative dividends equal to 5% per annum. At December 31, 1999, the aggregate and per share amounts of cumulative dividend arrearages was $57,503 and $114.81, respectively. Each share of Series B preferred stock is convertible into such number of fully paid and nonassessable shares of common stock as is determined by dividing the stated value by the conversion price. The conversion price shall be the lesser of the market price, as defined or $4.00. For the year ended June 30, 1998, gross proceeds from the issuance of series B preferred stock amounted to $1,200,000, less commissions and costs of $84,946. From September 1998 to May 1999, 700 shares of series B preferred stock were converted into 1,297,305 shares of the Company's common stock at various prices. At June 30, 1999, there were 500 shares of series B preferred stock issued and outstanding. During October 1999, the remaining 500 shares of series B preferred stock were converted into 2,300,000 shares of the Company's common stock. There were no series B preferred shares outstanding at December 31, 1999.

NOTE 13. STOCK OPTIONS

         The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Accordingly, compensation expense has been recorded to the extent that the market value of the underlying stock exceeded the exercise price at the date of grant. For the six month period ended December 31, 1999 compensation costs related to stock options amounted to approximately $97,200. For the years ended June 30, 1999 and 1998, compensation costs related to stock options amounted to approximately $729,600 and $127,000, respectively.

         Stock option activity for the six month period ended December 31, 1999 was as follows:

                                                    Number of   Weighted Average
                                                     Options     Exercise Price
         -----------------------------------------------------------------------

         Balance, June 30, 1999                     2,383,842       $   4.27
         Granted during period                        507,000       $   0.37
         Exercised and returned during period            --         $   --
         Forfeited during period                     (247,150)      $   4.29
         -----------------------------------------------------

         Balance, end of period                     2,643,692       $   3.70
         =====================================================

         Exercisable at end of period               1,907,554       $   3.54
         =====================================================

         The following table summarizes information about stock options outstanding at December 31, 1999:


                                     Options Outstanding                  Options Exercisable
                               --------------------------------    ----------------------------------
                                                     Weighted                              Weighted
                                                      Average                               Average
                                                     Remaining                             Remaining
                               Number of            Contractual    Number of              Contractual
         Exercise Price         Options                Life         Options                  Life
         ------------------------------------------------------    ----------------------------------
         $0.100 - $1.000       1,333,125                4.1          634,004                4.3
         $1.250 - $2.000         217,000                4.2          227,333                4.2
         $2.500 - $3.000         491,017                3.2          471,317                3.0
         $3.125 - $5.000         147,050                3.3          139,400                3.1
         $5.250 - $8.000         280,000                2.9          260,000                2.7
         $9.000 - $18.000        175,500                3.2          175,500                3.2
                               ---------                           ---------
                               2,643,692                           1,907,554
                               =========                           =========


================================================================================
NOTE 13. STOCK OPTIONS (Continued)
================================================================================

         The weighted average fair value per option as of grant date was $0.12 for stock options granted during the six months period ended December 31, 1999. The determination of the fair value of all stock options granted during the six month period ended December 31, 1999 was based on (i) risk-free interest rate of 6.1%, (ii) expected option lives ranging from 5 to 7 years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company's common stock of 100%, and (iv) no expected dividends on the underlying stock.

         The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for stock options.

                                                                 Period ended
                                                               December 31, 1999
         -----------------------------------------------------------------------
         Net loss                                               $  (6,052,057)

         Net loss per share                                     $       (0.56)

         Stock option activity for the year ended June 30, 1999 was as follows:

                                                    Number of   Weighted Average
                                                     Options     Exercise Price
         -----------------------------------------------------------------------

         Balance, June 30, 1998                     1,458,250       $   5.02
         Granted during year                        1,331,975       $   1.20
         Exercised and returned during year          (260,500)      $   0.44
         Forfeited during year                       (145,883)      $   8.62
         -----------------------------------------------------

         Balance, end of year                       2,383,842       $   4.27
         =====================================================

         Exercisable at end of year                 1,928,792       $   4.00
         =====================================================

                     The following table summarizes information about stock options outstanding at June 30, 1999:


                                     Options Outstanding                  Options Exercisable
                               --------------------------------    ----------------------------------
                                                     Weighted                              Weighted
                                                      Average                               Average
                                                     Remaining                             Remaining
                               Number of            Contractual    Number of              Contractual
         Exercise Price         Options                Life         Options                  Life
         ------------------------------------------------------    ----------------------------------

         $0.100 - $1.000         814,925                5.0          537,542                4.8
         $1.250 - $2.000         237,250                4.7          214,083                4.6
         $2.500 - $3.000         629,117                3.7          582,517                3.5
         $3.125 - $5.000         147,050                3.8          135,400                3.6
         $5.250 - $8.000         380,000                3.7          299,250                3.3
         $9.000 - $18.000        175,500                3.7          160,000                3.6
                               ---------                           ---------
                               2,383,842                           1,928,792
                               =========                           =========


================================================================================
NOTE 13. STOCK OPTIONS (Continued)
================================================================================

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

                                               Year ended          Year ended
                                              June 30, 1999       June 30, 1998
         -----------------------------------------------------------------------
         Net loss                            $  (10,588,216)      $  (5,415,226)

         Net loss per share                  $        (1.47)      $       (0.97)

         During the year ended June 30, 1999, 252,318 options were exercised, with net proceeds to the Company of $90,000, plus the return of 8,182 options. During the year ended June 30, 1998, 470,602 options were exercised with net proceeds of $4,430 to the Company, plus the return of 14,398 options.

NOTE 14. COMMITMENTS AND CONTINGENCIES

         Leases

The Company leases office and medical facilities under various non-cancelable operating leases. Approximate future minimum payments under these leases for the years ended December 31, are as follows:

         2000                                                        $   400,000
         2001                                                            248,000
         2002                                                            244,000
         2003                                                            173,000
         2004                                                            139,000
         Thereafter                                                      245,000
         -----------------------------------------------------------------------

         Total                                                       $ 1,449,000
         =======================================================================

================================================================================
NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)
================================================================================

                              Employment Contracts

The Company has employment contracts with certain executives, physicians and other clinical and administrative employees. Future annual minimum payments under these employment agreements for the years ended December 31, are as follows:

         2000                                                          $ 471,000
         2001                                                            154,000
         2002                                                            121,000
         2003                                                             96,000
         2004                                                              4,000
         -----------------------------------------------------------------------

                                                                       $ 846,000
         =======================================================================

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

         Other Contingencies

         At December 31, 1999 and June 30 1999, the Company had recorded accrued payroll taxes of approximately $1,290,000 and $598,000, respectively, which is included in accrued expenses in the accompanying balance sheet. The Company has requested an IRS agent be assigned to this matter and intends to negotiate a payment plan to repay this amount.

NOTE 15. CONCENTRATIONS

         Revenue Concentration

         During the year ended June 30, 1999 and 1998 one HMO accounted for approximately 48% and 12% of revenue, respectively. Revenue from this HMO, for the six months ended December 31, 1999 were approximately 68% of total sales. The loss of this HMO could affect the operating results of the Company.

NOTE 16. SUBSEQUENT EVENTS

         Effective January 1, 2000, the Company issued 3,500,000 shares of common stock to the former owner of GMA, who is a shareholder of the Company in satisfaction of all outstanding obligations to this individual, approximating $713,000.

         Subsequent to December 31, 1999, the Company granted 2,765,000 options under consulting, employee compensation agreements and settlements with exercise prices from $0.30 to $4.50 which expire from August 2000 through January 2007.

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

Exhibit  Description

Number
------

3.1      Articles of Incorporation.(1)

3.2      Articles of Amendment to the Articles of Incorporation.(1)

3.3      By-laws. (1)

3.4 Article of Amendment to the Articles of Incorporation designating the Series A Preferred Stock. (8)

3.5 Article of Amendment to the Articles of Incorporation designating the Series B Preferred Stock. (8)

3.6 Articles of Amendment to the Articles of Incorporation amending the designation of the Series B Preferred Stock. (8)

4.1      Specimen Common Stock Certificate. (1)

4.2 Specimen Common Stock Purchase Warrant (issued pursuant to the Company's initial public offering on February 13, 1997) (1)

4.3      Underwriter's Warrant. (1)

4.4      Warrant Agreement. (1)

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

Exhibit  Description

Number
------

10.6 Purchase and Sales Agreement between the Company and Edwin Kagan dated August 13, 1996. (1)

10.7 Agreement between the Company and Dr. Robert Kagan dated September 1, 1996. (1)

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

10.27 Option Agreement between Noel J. Guillama, Bonnie Hilderbrand and Dr. Robert L. Kagan. (1)

10.28 Option Agreement between Noel J. Guillama, Bonnie Hilderbrand and Kenneth J. Hall. (1)

Exhibit  Description

Number
------

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

SIGNATURE                 TITLE                                  DATE

/s/ Fred Sternberg        President, Chief Executive             August 10, 2000
----------------------    Officer and Chairman of the Board
Fred Sternberg

/s/ David S. Gartner      Chief Financial Officer                August 10, 2000
----------------------    and Secretary
David S. Gartner

                          Director                               August 10, 2000
----------------------
Karl Sachs

                          Director                               August 10, 2000
----------------------
Michael Cahr

                          Director                               August 10, 2000
----------------------
Marvin Heiman

                          Director                               August 10, 2000
----------------------
Mark Gerstenfeld

                          Director                               August 10, 2000
----------------------
Michael Earley

                          Director                               August 10, 2000
----------------------
Paul Preste