Form 10QSB
period 2000-06-30
METROPOLITAN HEALTH NETWORKS INC
filed 2000-10-17
CIK 1009379

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Class                                         Outstanding as of August 31, 2000
-----                                         ---------------------------------

Common Stock par value $.001                  18,543,425
Preferred Stock Series A, par value $.001        500,000

Metropolitan Health Networks, Inc.

Index

Part I.    FINANCIAL INFORMATION                                            Page

Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheet
                  June 30, 2000                                                2

                  Condensed Consolidated Statements of
                  Operations for the Three and Six Months
                  Ended June 30, 2000 and 1999                                 3

                  Condensed Consolidated Statements of
                  Cash Flows for the Six Months Ended
                  June 30, 2000 and 1999                                       4

                  Notes to Condensed Consolidated
                  Financial Statements-Accounting Policies                   5-7

Item 2.      Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                                    8-10

PART II.  OTHER INFORMATION

                  Summary of Legal Proceedings                                10

                  Changes in Securities and Use of Proceeds                   10

                  Default Upon Senior Securities                              10

                  Submission of Matters to a Vote of Security
                  Holders                                                     10

                  Recent Developments                                         11

                  Forward Looking Statements and
                  Associated Risks                                            11

SIGNATURES                                                                    12

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2000

------------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                                           (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS

     Accounts receivable, net                                                                                $       4,992,418
     Other current assets                                                                                              992,219
------------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                                        5,984,637

PROPERTY AND EQUIPMENT, net                                                                                          1,222,931

GOODWILL, net                                                                                                        2,262,669

OTHER ASSETS                                                                                                            42,480
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                                            $       9,512,717
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND DEFICIENCY IN ASSETS

------------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
     Accounts payable                                                                                        $         774,883
     Advances from HMO                                                                                               2,273,725
     Due to related parties                                                                                              3,350
     Accrued expenses                                                                                                4,532,964
     Medical costs payable                                                                                             445,398
     Line of credit facilities                                                                                       1,037,966
     Current maturities of capital lease obligations                                                                   467,332
     Current maturities of long-term debt                                                                            6,032,510
------------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                                                  15,568,128
------------------------------------------------------------------------------------------------------------------------------------

CAPITAL LEASE OBLIGATIONS                                                                                              440,722
------------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                                                         247,783
------------------------------------------------------------------------------------------------------------------------------------

CONTINGENCIES (NOTE 6)

DEFICIENCY IN ASSETS
     Common stock, par value $.001 per share; 40,000,000 shares authorized; 17,906,498
         issued and outstanding                                                                                         17,906
     Preferred stock, par value $.001 per share; stated value $100 per share;
         10,000,000 shares authorized; 5,000 issued and outstanding                                                    500,000
     Additional paid in capital                                                                                     15,526,976
     Accumulated deficit                                                                                   (        22,788,798)
------------------------------------------------------------------------------------------------------------------------------------
         Total deficiency in assets                                                                        (         6,743,916)
------------------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                                              $       9,512,717
------------------------------------------------------------------------------------------------------------------------------------

                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                Six Months Ended                       Three Months Ended
                                                      --------------------------------------  ------------------------------------
                                                        June 30, 2000      June 30, 1999       June 30, 2000      June 30, 1999
                                                         (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)
----------------------------------------------------- ------------------ ------------------- ------------------ ------------------
REVENUES                                              $   59,213,711     $    10,124,394     $   29,337,155     $    5,673,857
----------------------------------------------------- ------------------ ------------------- ------------------ ------------------

EXPENSES

   Medical expenses                                       54,973,564           7,346,978         26,944,578          3,898,248
   Salaries and benefits                                   1,903,794           3,543,134            983,118          1,707,130
   Depreciation & amortization                               356,318             958,840            171,309            405,125
   General and administrative                              1,215,839           3,219,150            695,552          3,996,676
----------------------------------------------------- ------------------ ------------------- ------------------ ------------------
     Total expenses                                       58,449,515          15,068,102         28,794,557         10,007,179
----------------------------------------------------- ------------------ ------------------- ------------------ ------------------

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)                  764,196     (     4,943,708)           542,598     (    4,333,322)
----------------------------------------------------- ------------------ ------------------- ------------------ ------------------

OTHER INCOME (EXPENSE):
   Loss on Primedica                                               -     (     2,206,448)                 -     (    2,206,448)
   Loss on disposal of assets                                      -     (       352,845)                 -     (      352,845)
   Interest expense                                   (      265,185)    (       266,390)    (      196,616)    (      168,375)
   Other income (expense)                                      5,300             170,087              4,500            282,778
----------------------------------------------------- ------------------ ------------------- ------------------ ------------------
     Total other income (expense)                     (      259,885)    (     2,655,596)    (      192,116)    (    2,444,890)
----------------------------------------------------- ------------------ ------------------- ------------------ ------------------

NET INCOME (LOSS)                                     $      504,311     ($    7,599,304)    $      350,482     ($   6,778,212)
----------------------------------------------------- ------------------ ------------------- ------------------ ------------------

Weighted Average Number of Common Shares
   Outstanding                                            13,902,608           7,756,627         15,338,453          8,255,962
----------------------------------------------------- ------------------ ------------------- ------------------ ------------------

Net earnings (loss) per share - basic                 $         0.04     ($         0.98)    $         0.02     ($        0.82)
----------------------------------------------------- ------------------ ------------------- ------------------ ------------------

Net earnings (loss) per share - diluted               $         0.03     ($         0.98)    $         0.01     ($        0.82)
----------------------------------------------------- ------------------ ------------------- ------------------ ------------------

                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     June 30, 2000            June 30, 1999
                                                                                      (Unaudited)              (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                             $         504,311      ( $        7,599,304)
----------------------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net income (loss) to net cash used in operating activities:

       Depreciation and amortization                                                        356,318                   790,100
       Loss on Primedica                                                                          -                 2,206,448
       Realized loss on sale of securities                                                        -                   131,452
       Change in unrealized loss on trading securities                                            -      (             85,314)
       Loss on sale of fixed assets                                                               -                    14,339
       Loss on disposal of assets                                                                 -                   362,003
       Provision for bad debt                                                                     -                   430,672
       Amortization of discount on note payable                                                   -                   168,740
       Stock options issued in lieu of cash for services                                     81,716                   729,602
       Stock issued in lieu of cash for services                                          1,021,298                   872,435
       Changes in assets and liabilities:
          Accounts receivable                                                   (         1,990,757)                  251,413
          Trading securities                                                                      -                       204
          Other current assets                                                  (           734,520)                  418,126
          Other assets                                                          (            19,172)                  157,528
          Accounts payable and accrued expenses                                 (            37,069)                  713,277
          Due to related parties                                                (            92,355)                  300,144
          Unearned revenue                                                      (           125,000)                        -
          Medical costs payable                                                             346,491      (            501,223)
----------------------------------------------------------------------------------------------------------------------------------
              Total adjustments                                                 (         1,193,050)                6,959,946
----------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in operating activities                         (           688,739)     (            639,358)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deferred acquisition costs                                                                    -                   171,890
    Repayment (issuance) of notes receivable                                                      -                   170,000
    Cash paid for acquired companies                                                              -                   360,542
    Capital expenditures                                                        (            91,006)     (            908,712)
----------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                         (            91,006)     (            206,280)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowing (repayments) on lines of credit                               (           482,702)     (            563,009)
    Net borrowings on notes payable                                                         504,277                   337,973
    Net borrowings (repayments) on capital leases                                            80,445      (            299,061)
    Advances from HMO                                                                       677,725                 1,089,000
    Net proceeds from issuance of preferred stock                                                 -                    90,000
    Net proceeds from issuance of common stock                                                    -                   158,719
----------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                                 779,745                   813,622
----------------------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                                   -      (             32,016)

CASH AND EQUIVALENTS - BEGINNING                                                                  -                    32,016
----------------------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS - ENDING                                                     $               -        $                -
----------------------------------------------------------------------------------------------------------------------------------

                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================
NOTE 1.                       BASIS OF PRESENTATION
--------------------------------------------------------------------------------

                  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                  The audited financial statements at December 31, 1999, which are included in the Company's Transitional Six-Month Report on Form 10-KSB should be read in conjunction with these condensed financial statements.

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

                  Net Income (Loss) Per Share

                  The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options to purchase shares of common stock. Outstanding stock equivalents were not considered in the calculation for periods in which the Company sustained a loss, as their effect would have been anti-dilutive.

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

================================================================================
NOTE 3.           LIQUIDITY AND CAPITAL RESOURCES (Continued)
================================================================================

                  The Company's ability to continue as a going concern is dependent upon achieving continued profitable operations and positive cash flows from operations or obtaining additional debt or equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                  In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial obligations. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

--------------------------------------------------------------------------------
NOTE 4.                           NOTE RECEIVABLE
--------------------------------------------------------------------------------

                  Alpha Clinic Agreement

                  During October 1999, the Company entered into a management agreement with Alpha Clinical Laboratory (Alpha) to act as Alpha's management company for a fee of 10% of Alpha's collections. Concurrently, the Company entered into an unconditional and irrevocable option to purchase or designate a third party to purchase at any time prior to October 31, 2000 all of the outstanding common stock of Alpha. The designated purchase price shall be three times the pre-tax profit for the twelve-month period preceding the measurement date, and shall be payable with the Company's common stock. Subsequent to October 1999, the Company began advancing Alpha funds to support its operations. On May 12, 2000, part of these advances was converted into a promissory note in the amount of $512,000. The promissory note is payable upon demand, bears interest at 18% per annum, and is collateralized by substantially all of the assets of Alpha. At June 30, 2000, the Company has advanced funds aggregating approximately $732,500 to Alpha, which are included in other current assets in the accompanying balance sheet.

--------------------------------------------------------------------------------
NOTE 5.                            STOCK OPTIONS
--------------------------------------------------------------------------------

                  The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options.

                  Accordingly, compensation expense has been recorded to the extent the market value of the underlying stock exceeded the exercise price at the date of grant. For the six months and three months ended June 30, 2000 compensation costs related to stock options amounted to approximately $81,700 and $26,000, respectively.

--------------------------------------------------------------------------------
NOTE 6.                            CONTINGENCIES
--------------------------------------------------------------------------------

                  Payroll Taxes

                  At June 30, 2000, the Company had recorded accrued payroll taxes of approximately $1,600,000, which is included in accounts payable and accrued expenses in the accompanying balance sheet. The Company is currently negotiating a payment plan to repay this amount.

                  Primedica Settlement

                  During the year ended June 30, 1999, the Company defaulted on the Promissory Note relating to a 1998 acquisition of two physician practices (the Practices) from Primedica Healthcare, Inc. (Primedica) and a judgment was entered against the Company for $4,745,364. Accordingly, as of June 30, 1999 the Promissory Note was increased to $4,745,364, and a loss of $2,206,448 was recorded. Subsequently, the Company and Primedica reached a settlement whereby the Company agreed to pay Primedica $1,513,235, subject to a provision stating that if timely payments were not received by Primedica, the Company would be liable for $4,745,364. On October 26, 1999 the Company was notified by Primedica that it was in default of this settlement agreement. On August 4, 2000, the Company entered into a new agreement with Primedica requiring weekly payments of $25,000 aggregating $2,000,000 or $2,500,000, depending on the timing of payments but specifying that if one of two payment schedules are not met, the Company shall be obligated to pay the full $4,745,364. Subsequent to June 30, 2000 the Company paid Primedica $350,000 under a final agreement and in connection therewith satisfied, in full, all Primedica judgments against the Company and as a result of this satisfaction of judgment, the Company recorded "other income" of approximately $3,500,000.

--------------------------------------------------------------------------------
NOTE 7.                          SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

                  Options

                  Subsequent to June 30, 2000, the Company granted 400,000 options under professional compensation agreements with exercise prices from $1.60 to $6.30, which expire from July 2005 through July 2008.

                  e-MedSoft.com

                  On October 6, 2000 the Company received $500,000 in funding, in the form of a loan, from e-medsoft.com in connection with a 10-year exclusive preferred provider agreement. This amount is to be recorded as unearned revenue and may be required to be repaid, together with interest at prime plus 8%, should the Company not meet certain requirements of the agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Metropolitan Health Networks, Inc. (the "Company" or "Metcare") was incorporated in the State of Florida in January 1996 to develop a vertically and horizontally integrated health care delivery network (the "Network").

Responding to changes in the health care industry, in mid-1999 the Company modified its business strategy and determined to become a provider of health care services and implemented its Management Services Organization ("MSO"), which instead of owning and managing Physician Practices and Ancillary Services, would manage the total care of patients through full risk managed care contracts. As a result, the Company undertook to divest of or unwind several of its acquisitions.

The start of the new millennium marked a new beginning for Metcare. The Company pursued its MSO strategy focusing on providing quality care in a cost efficient manner, and management moved decisively to form new strategic alliances for the future as a major healthcare provider in the State of Florida. As an MSO, the Company provides management of patient lives in contracted physician offices and is actively implementing Internet-based technologies to its operating model to improve its effectiveness and profitability, and that of its Network. Metcare is constantly expanding its markets with the increase and addition of full risk contracts in the State of Florida with the ultimate goal of becoming the largest healthcare provider in the State.

Due to the significant changes in the direction of the business, the Board of Directors elected to change its year-end to a calendar year from a June 30 fiscal year. The June 30, 2000 financial statements and analysis reflect this change and present the information for the first six months then ended.

The Company's revenue for the six months ended June 30, 2000 was $59,213,711 compared to $10,124,394 for the same six months in 1999, an increase of 485%. Net income for the first six months of 2000 increased to $504,311 from a loss of $7,599,304 for the same 1999 period, an increase of $8,103,615. For the second consecutive quarter the Company recognized a profit, totaling $350,482 for the quarter ended June 30, 2000 compared to a loss for the three months ended June 30, 1999 of $6,778,212.

These dramatic results are further reflected in the increase in EBITDA of $7,499,888 from a negative EBITDA of $6,374,074 for the six month period ended June 30, 1999 to a positive $1,125,814 for the six months ended June 30, 2000.

The turn around is the result of a number of decisions made and actions taken leading up to the current fiscal year:

    o The Company's new President and CEO, Fred Sternberg, along with the management team of Debbie Finnel, COO and David S. Gartner, CFO, implemented its strategy to become an MSO serving the needs of patients in South and Central Florida.

    o MetCare has affiliated with several technology partners to bring new Internet-based solutions and e-Commerce to its network. These opportunities include adjudication & payment of claims; on-line pharmacy services; billing, collections & accounts receivable financing; and office management including scheduling & purchasing.

    o Metcare restructured its Board of Directors with proven and credible members. The new board now consists of independent directors with diverse backgrounds including members experienced in the medical industry.

    o The Company closed all diagnostic service operations that were losing money and draining the Company's cash flow. Furthermore, Metcare set out to consolidate physician offices, reducing overhead while maximizing management's ability to increase revenues.

    o The Company settled all material litigation which was not only costly, but a distraction to management in its efforts to move forward with MSO operations.

Results of Operations

The Company had revenues of $29,337,155 for the quarter ended June 30, 2000 compared to $5,673,857 for the quarter ended June 30, 1999, an increase of $23,663,298 or 417%. For the six months ended June 30, 2000 revenues were $59,213,711 compared to $10,124,394 for the same period in fiscal 1999, an increase of $49,089,317 or 485%. The Company produced net income of $350,482 for the current quarter ended June 30, 2000, compared to a loss of $6,778,212 for the quarter ended June 30, 1999, a turnaround of $7,128,694. For the six months ended June 30, 2000 and 1999, Metcare achieved net income of $504,311 and a net loss of $7,599,304, respectively, a turnaround of $8,103,615.

Revenue

Total revenues for the quarter and six months ended June 30, 2000 were $29,337,155 and $59,213,711 respectively, compared to $5,673,857 and $10,124,394 for the same periods in 1999, increases in excess of 400%. MSO revenues for the quarter and six months ended June 30, 2000 were $28,862,524 and $57,802,314 respectively, compared to $3,951,456 and $5,415,826 for 1999, , increases of $24,911,058 (630%) and $52,386,488 (967%) respectively. MSO revenue increased to 97.6% of total revenue for the first two quarters of 2000, up from 53.5% for the same periods in 1999. The current period's increase continues to reflect the shift in the Company's position as a healthcare provider with a well-founded model operating as an MSO.

Medical Expenses

Medical expenses, an expense directly correlated to MSO revenue, were $26,944,578 and $54,973,564 for the quarter and six months ended June 30, 2000 respectively, compared to $3,898,248 and $7,346,978 for the same periods in 1999. Medical expenses include all costs associated with providing services of the MSO operation including medical payments to physician providers, hospitals and ancillary services on a capitated and fee for service basis.

Salaries and Benefits

Salaries and benefits expense for the quarters ended June 30, 2000 and 1999 were $983,118 and $1,707,130 respectively, reflecting a decrease of $724,012 or 42%. This reduction resulted from the closing of the diagnostic operations and consolidation of physician practices as well as the less labor-intensive nature of the MSO business. Salaries and benefits for the six months ended June 30, 2000 and June 30, 1999 were $1,903,794 and $3,543,134, respectively.

Depreciation and Amortization

Depreciation and amortization for the quarter ended June 30, 2000 decreased by $233,816 compared to the year ago period, directly related to the sale and disposition of the diagnostic operations and certain physician practices. For the six months ended June 30, 2000 and June 30, 1999, depreciation and amortization was $356,318 and $958,840, respectively.

General and Administrative

General and administrative expenses for the quarters ended June 30, 2000 and June 30, 1999 were $695,552 and $3,996,676 respectively, a decrease of $3,301,124. For the six months ended June 30, 2000 and 1999, general and administrative were $1,215,839 and $3,219,150 respectively. These decreases are attributable to the lower costs associated with its MSO business, the closing its diagnostic operations and continued attention to reducing costs and improving operational efficiency.

Liquidity and Capital Resources

The Company has experienced liquidity and cash flow problems, the result of the Company's operating losses and costs associated restructuring, closing of operations, severance and separation agreements. Current operations and the Company's future development and growth may be hampered if the Company is not able to raise additional capital. There can be no assurance that the Company will be able to raise sufficient capital.

Subsequent to June 30, 2000, the Company has raised additional debt and equity in the amount of approximately $1,700,000.

As of September 30, 2000, the Company settled its total outstanding liability of $4,524,462 with Primedica Health Care, Inc. with a negotiated final payment of $350,000. As a result, a gain of approximately $3,500,000 will be recognized in the quarter ended September 30, 2000 in connection with this settlement.

The primary source of the Company's liquidity is derived from its payments from its full-risk contracts with HMOs. In addition, the Company has other revenues and accounts receivable, which are financed under a line of credit. Such borrowings are available on a formula basis taking into account the amount and age of the eligible receivables. Borrowings amount to approximately $925,000 as of August 31, 2000. The Company is negotiating with its current lender to restructure its line of credit. The Company has no additional availability under the current line.

In view of these matters, realization of a portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial obligations. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

PART II OTHER INFORMATION

ITEM 1. SUMMARY OF LEGAL PROCEEDINGS

Primedica Healthcare, Inc.

The Company entered into litigation with regard to the Primedica acquisition agreement. This litigation was subsequently settled whereby the parties entered into a settlement agreement that reduced the total outstanding debt to $1,512,235 from $4,745,364. The settlement agreement provided for payments of $25,000 per week. A change in anticipated payments under our full risk contract caused the Company to default on the agreement. As a result of this change, the Company and Primedica then entered into a forbearance agreement, which increased the amount of the debt to $2,000,000 while maintaining the weekly payments of $25,000. As of August 4, 2000 the Company entered into a new agreement in which Primedica acknowledged payments of $700,000 and called for continued weekly payments of $25,000 for 32 weeks with a balloon payment of $500,000, totaling $2,000,000 by March 2001. The recorded liability at June 30, 2000 was approximately $4,075,000. This liability was settled in full in September 2000 through a negotiation and subsequent final payment of $350,000. A gain of approximately $3,500,000 will be recognized in the quarter ended September 30, 2000 in connection with this settlement.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         NONE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

Recent Developments

New HMO Contracts

    o   Daytona Beach Market (Volusia and Flagler Counties)
        ---------------------------------------------------
As of January 1, 2000, MetCare's MSO implemented a new contract with Humana. Current enrollment includes approximately 23,000 Medicare and over 7,000 commercial patients in a market with approximately 106,000 verified and eligible Medicare lives. As of the date of this filing, the Company has fully implemented this contract and estimates its total annualized revenues to be approximately $120,000,000.

    o   Treasure Coast Market (St. Lucie, Martin and Okeechobee Counties)
        -----------------------------------------------------------------
Metcare's MSO entered into a new contract with a major managed care organization to offer an alternative HMO product to an estimated 82,000 underserved Medicare patients. Implementation of the contract, which is subject to the usual state and federal approvals, is expected to begin sometime in the first quarter of 2001. Once fully implemented, this contract is estimated to provide an additional $100,000,000 in annualized revenues.

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

On-Line Pharmacy

The Company has entered into an arrangement with e-MedSoft.com to provide pharmacy services as part of the Company's MSO model. The Company believes that it will implement this arrangement in late 2000. Management believes this relationship will provide better management control of the spiraling costs relating to prescriptions that in turn will result in significant cost savings to the Company while providing a better service to the Company's patients.

Internet Practice Management, Billing & Collections

The Company has entered into a contract with e-MedSoft.com to develop, implement and provide for Metcare's electronic healthcare needs including software, portal, Internet and network products and services. These solutions will allow the Company's contracted physicians to manage their medical services more efficiently in such areas as patient scheduling, claims processing, provider directory management, ordering diagnostic imaging and laboratory tests, and will facilitate interaction in a secure Internet environment. Implementation of these technologies will begin in late 2000.

Telemedicine

The Company has entered into the telemedicine field with CYBeR-CARE to utilize its telemedicine units. The system is a patented Internet-based technology system that provides remote monitoring of individuals for healthcare purposes such as blood pressure, pulse, heart rate and other vital signs. Emergency room visits and hospital stays are significant costs to the Company and management believes that this system will help reduce these costs significantly by allowing its physicians to better manage and interact with patients. As of the date of this filing, the Company has started the implementation of the telemedicine units in its Daytona Beach market.

Purchasing e-Commerce Provider

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

                                             METROPOLITAN HEALTH NETWORKS, INC.
                                             Registrant

Date:  August 17, 2000                       /s/ Fred Sternberg
                                             ------------------------

                                             Fred Sternberg
                                             Chairman, President and
                                             Chief Executive Officer

Date:  August 17, 2000                       /s/ David S. Gartner
                                             --------------------

                                             David S. Gartner
                                             Chief Financial Officer