Form 10-Q
period 2000-09-30
METROPOLITAN HEALTH NETWORKS INC
filed 2000-11-14
CIK 1009379

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                  Yes /X/   No / /

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                         Outstanding as of October 31, 2000
-----                                         ----------------------------------

Common Stock par value $.001                                   21,218,036
Preferred Stock Series A, par value $.001                         500,000

Metropolitan Health Networks, Inc.

Index

Part I.    FINANCIAL INFORMATION                                          Page

Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheet
                  September 30, 2000                                      2

                  Condensed Consolidated Statements of
                  Operations for the Three and Nine Months
                  Ended September 30, 2000 and 1999                       3

                  Condensed Consolidated Statements of
                  Cash Flows for the Nine Months Ended
                  September 30, 2000 and 1999                             4

                  Notes to Condensed Consolidated
                  Financial Statements-Accounting Policies                5-7

Item 2.    Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                                    8-9

PART II.  OTHER INFORMATION

                  Summary of Legal Proceedings                            10

                  Changes in Securities and Use of Proceeds               10

                  Default Upon Senior Securities                          10

                  Submission of Matters to a Vote of Security
                  Holders                                                 10

                  Recent Developments                                     10-11

                  Forward Looking Statements and
                  Associated Risks                                        11

SIGNATURES                                                                12

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2000
================================================================================

ASSETS                                                                                    (Unaudited)
=====================================================================================================
CURRENT ASSETS
     Accounts receivable, net of allowance for doubtful accounts                         $  6,960,693
     Other current assets                                                                   1,299,828
-----------------------------------------------------------------------------------------------------
         Total current assets                                                               8,260,521

PROPERTY AND EQUIPMENT, net                                                                 1,180,537

GOODWILL, net                                                                               2,196,558

OTHER ASSETS                                                                                   56,214
-----------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                                        $ 11,693,830
=====================================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS
=====================================================================================================

CURRENT LIABILITIES
     Accounts payable                                                                    $    972,566
     Advances from HMO                                                                      2,323,729
     Accrued expenses                                                                       4,440,825
     Medical costs payable                                                                    393,902
     Line of credit facilities                                                                919,810
     Unearned revenue                                                                         500,000
     Current maturities of capital lease obligations                                          347,277
     Current maturities of long-term debt                                                   1,426,502
-----------------------------------------------------------------------------------------------------
         Total current liabilities                                                         11,324,611
-----------------------------------------------------------------------------------------------------

CAPITAL LEASE OBLIGATIONS                                                                     362,599
-----------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                                221,784
-----------------------------------------------------------------------------------------------------

CONTINGENCIES (NOTE 7)

DEFICIENCY IN ASSETS
     Common stock, par value $.001 per share; 40,000,000 shares authorized; 20,547,288
         issued and outstanding                                                                20,547
     Preferred stock, par value $.001 per share; stated value $100 per share;
         10,000,000 shares authorized; 5,000 issued and outstanding                           500,000
     Additional paid in capital                                                            17,911,940
     Accumulated deficit                                                                  (18,647,651)
-----------------------------------------------------------------------------------------------------
         Total deficiency in assets                                                          (215,164)
-----------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                          $ 11,693,830
=====================================================================================================

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                   Nine Months Ended               Three Months Ended
                                              ----------------------------    ----------------------------
                                              September 30,   September 30,   September 30,   September 30,
                                                  2000            1999            2000            1999
                                              (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)
==========================================================================================================
REVENUES                                      $ 86,545,646    $ 15,100,928    $ 27,331,935    $  4,976,534
----------------------------------------------------------------------------------------------------------

EXPENSES

   Medical expenses                             79,603,260      10,295,839      24,629,696       2,948,861
   Salaries and benefits                         2,810,641       5,213,442         906,847       1,670,308
   Depreciation & amortization                     527,091       1,418,003         170,773         459,163
   General and administrative                    1,963,683       3,955,614         747,844         736,464
----------------------------------------------------------------------------------------------------------
     Total expenses                             84,904,675      20,882,898      26,455,160       5,814,796
----------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE OTHER INCOME                1,640,971      (5,781,970)        876,775        (838,262)
   (EXPENSE)
----------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Gain (loss) on Primedica                      3,548,288      (2,206,448)      3,548,288              --
   Loss on disposal of assets                                     (352,845)                             --
   Interest expense                               (552,588)       (428,348)       (287,403)       (161,958)
   Other income                                      8,785         170,087           3,485              --
----------------------------------------------------------------------------------------------------------
     Total other income (expense)                3,004,485      (2,817,554)      3,264,370        (161,958)
----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                             $  4,645,456    ($ 8,599,524)   $  4,141,145    ($ 1,000,220)
==========================================================================================================

Weighted Average Number of Common Shares
   Outstanding                                  15,402,442      11,511,848      18,326,052       9,694,688
----------------------------------------------------------------------------------------------------------

Net earnings (loss) per share - basic         $       0.30    ($      0.74)   $       0.23    ($      0.10)
==========================================================================================================

Net earnings (loss) per share - diluted       $       0.27    ($      0.74)   $       0.20    ($      0.10)
==========================================================================================================

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

======================================================================================================
                                                               September 30, 2000  September 30, 1999
                                                                    (Unaudited)        (Unaudited)
======================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  (loss)                                            $    4,645,456    ($   8,599,524)
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation & amortization                                        527,091         1,249,263
      (Gain) loss on Primedica                                        (3,548,288)        2,206,448
      Realized loss on sale of securities                                     --           131,452
      Change in unrealized loss on trading securities                         --           (85,314)
      Loss on sale of fixed assets                                            --            14,339
      Loss on disposal of assets                                              --           362,003
      Provision for bad debt                                                  --           457,881
      Amortization of discount on note payable                                --           168,740
      Proceeds from the exercise of options                               57,500                --
      Stock options issued in lieu of cash or services                    81,716           729,602
      Stock  issued in lieu of cash or services                        1,402,884           917,843
      Stock  issued for convertible debt                               2,138,734                --
      Changes in assets and liabilities:
        Accounts receivable, net                                      (3,959,032)          358,743
        Trading securities                                                    --               204
        Other current assets                                          (1,042,129)          282,192
        Other assets                                                     (32,906)          205,421
        Accounts payable and accrued expenses                             10,977           (78,447)
        Due to related parties                                           (95,705)          300,144
        Unearned Revenue                                                 375,000                --
        Medical costs payable                                            294,995          (501,223)
------------------------------------------------------------------------------------------------------
          Total adjustments                                           (3,789,163)        6,719,291
------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities          856,293        (1,880,233)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Deferred acquisition costs                                                --           171,890
    Repayment of notes receivable                                             --           170,000
    Cash paid for acquired companies                                          --           360,542
    Capital expenditures                                                (153,274)         (911,215)
------------------------------------------------------------------------------------------------------
            Net cash  used in investing activities                      (153,274)         (208,783)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net borrowing (repayments) on line of credit                        (600,858)        1,048,535
    Net borrowings (repayments) on notes payable                      (1,463,307)          254,963
    Net borrowings (repayments) on capital leases                       (117,733)         (628,242)
    Advances from HMO                                                    727,729         1,089,000
    Net proceeds from issuance of preferred stock                             --            90,000
    Net proceeds from issuance of common stock                           751,150           202,744
------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities         (703,019)        2,057,000
------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                               --           (32,016)

CASH AND EQUIVALENTS - BEGINNING                                              --            32,016
------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS - ENDING                                                 --                --
======================================================================================================

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================
NOTE 1.           BASIS OF PRESENTATION
--------------------------------------------------------------------------------


                  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                  The audited financial statements at December 31, 1999 which are included in the Company's Transitional Six-Month Report on Form 10-KSB should be read in conjunction with these condensed financial statements.

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

--------------------------------------------------------------------------------
NOTE 3.           LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

                  The Company sustained substantial operating losses through December 31, 1999 and negative cash flows from operations since inception. In addition the Company has had difficulty in meeting its current and long-term obligations. In the absence of achieving consistent profitable operations and positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations.

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

--------------------------------------------------------------------------------
NOTE 4.           NOTE RECEIVABLE
--------------------------------------------------------------------------------

                  Alpha Clinic Agreement

                  During October 1999, the Company entered into a management agreement with Alpha Clinical Laboratory (Alpha) to act as Alpha's management company for a fee of 10% of Alpha's collections. Concurrently, the Company entered into an unconditional and irrevocable option to purchase or designate a third party to purchase at any time prior to October 31, 2000 all of the outstanding common stock of Alpha. The designated purchase price shall be three times the pre-tax profit for the twelve-month period preceding the measurement date, and shall be payable with the Company's common stock. Subsequent to October 1999, the Company began advancing Alpha funds to support its operations. On May 12, 2000, part of these advances were converted into a promissory note in the amount of $512,000. The promissory note was payable upon demand, bears interest at 18% per annum, and is collateralized by substantially all of the assets of Alpha. At September 30, 2000, the promissory notes plus additional advanced funds aggregating approximately $968,000 due from Alpha, are included in other current assets in the accompanying balance sheet.

                  Subsequent to September 30, 2000, the Company exercised its right to acquire Alpha for 50,000 shares of the Company's common stock plus the assumption of Alpha's liabilities including the amounts due to the Company.

--------------------------------------------------------------------------------
NOTE 5.           UNEARNED REVENUE
--------------------------------------------------------------------------------

                  On August 22, 2000, the Company entered into a Pharmacy Services Agreement (Pharmacy Agreement) with E-MedSoft Pharmacy Services, Inc. (E-Med) under which Metropolitan agreed to engage E-Med as its exclusive provider of pharmacy services, for an initial term of three years. In connection with this agreement, E-Med paid the Company $500,000, subject to return if the Company elects to cancel the Pharmacy Agreement under certain terms. This amount is reflected in the balance sheet as unearned revenue at September 30, 2000.

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

                  Accordingly, compensation expense has been recorded to the extent the market value of the underlying stock exceeded the exercise price at the date of grant. For the nine months ended September 30, 2000 compensation costs related to stock options amounted to approximately $81,700. No compensation expense was recorded for the three months ended September 30, 2000.

--------------------------------------------------------------------------------
NOTE 7.           CONTINGENCIES
--------------------------------------------------------------------------------

                  Payroll Taxes

                  At September 30, 2000, the Company had recorded accrued payroll taxes of approximately $1,600,000, which is included in accrued expenses in the accompanying balance sheet. The Company is scheduled to meet with the IRS in connection with its negotiations for an extended payment plan to repay this amount. In connection with past due payroll taxes the Company has accrued interest of approximately $165,000 it believes to be due. No penalties have been accrued as the Company believes it will be successful in obtaining a waiver of payment of said penalties. At September 30, 2000, management believes maximum penalties that can be imposed are approximately $600,000.

                  Primedica Settlement

                  During the year ended September 30, 1999, the Company defaulted on the Promissory Note relating to a 1998 acquisition of two physician practices (the Practices) from Primedica Healthcare, Inc. (Primedica) and a judgment was entered against the Company for $4,745,364. Accordingly, as of September 30, 1999 the Promissory Note was increased to $4,745,364, and a loss of $2,206,448 was recorded.
                  Subsequently, the Company and Primedica reached a settlement whereby the Company agreed to pay Primedica $1,513,235, subject to a provision stating that if timely payments were not received by Primedica, the Company would be liable for $4,745,364. On October 26, 1999, the Company was notified by Primedica that it was in default of this settlement agreement. On August 4, 2000, the Company entered into a new agreement with Primedica requiring weekly payments of $25,000 aggregating $2,000,000 or $2,500,000, depending on the timing of payments but specifying that if one of two payment schedules are not met, the Company shall be obligated to pay the full $4,745,364.

                  Pursuant to a final agreement in August 2000, the Company and Primedica agreed to a full settlement aggregating $1,250,000, predicated upon final payment of $350,000. Subsequent to September 30, 2000, the Company paid Primedica $350,000 under the final agreement and in connection therewith satisfied, in full, all Primedica judgements against the Company. As a result of this satisfaction of judgement, the Company recorded "other income" of approximately $3,500,000 in the three months ended September 30, 2000.

--------------------------------------------------------------------------------
NOTE 8.           SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

                  On October 6, 2000 the Company received $500,000 in funding from E-MedSoft.com in connection with a 10 year exclusive preferred provider agreement. This amount has been recorded as unearned revenue and may be required to be repaid, together with interest at prime plus 2%, should the Company default or elect to cancel the Agreement.

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

The start of the new millennium marked a new beginning for Metcare. The Company pursued its MSO strategy focusing on providing quality care in a cost efficient manner, and management moved decisively to form new strategic alliances for the future as a major healthcare provider in the State of Florida. As an MSO, the Company provides management of patient lives in contracted physician offices and is actively implementing Internet-based technologies to its operating model to improve its effectiveness and profitability and that of its Network. Metcare is constantly expanding its markets with the increase and addition of full risk contracts in the State of Florida with the ultimate goal of becoming the largest healthcare provider in the State.

The Company's revenue for the nine months ended September 30, 2000 was $86,545,646 compared to $15,100,928 for the same nine months in 1999, an increase of 473%. Net income for the first nine months of 2000 increased to $4,645,456 from a loss of $8,599,524 for the same 1999 period, an increase of $13,244,980. During the third quarter, the Company recognized a non-recurring gain on the settlement of its outstanding debt with Primedica in the amount of $3,548,288. For the third consecutive quarter, the Company recognized a profit from continuing operations, totaling $876,775 for the most recent quarter compared to a loss of $838,262 for the quarter ended September 30, 1999.

These improved results are further reflected in the increase in earnings before interest, taxes, depreciation and amortization (EBITDA), excluding the non-recurring gain, of $2,168,062 for the nine months ended September 30, 2000, which compares to a negative EBITDA of $4,363,967 for the nine-month period ended September 30, 1999. For the quarter ended September 30, 2000, the Company had a positive EBITDA, excluding the one time gain, of $1,047,548 compared to a negative of $379,099 for the comparative quarter ended September 30, 1999. The turn around is a result of a number of factors including the following:

     o The Company continued its strategic focus to implement and improve of its operating model as an MSO.

     o The MSO lowered its medical expenses through improved coordination of patient care in cooperation with our Primary Care Physicians. In the Daytona Market, for instance, the referral rate decreased from 96.6% in the first quarter of 2000 to 64% for the current quarter. In Palm Beach and Dade counties, the referral rates were consistent with prior quarters. Hospital bed days also showed improvement against the national average in Daytona and Palm Beach counties, with Dade County being slightly ahead of the national average

     o The Company continued to streamline its operations through the introduction of claims adjudication information technologies.

Results of Operations

The Company had revenues of $27,331,935 for the quarter ended September 30, 2000 compared to $4,976,534 for the quarter ended September 30, 1999, an increase of $2,355,401 or 449%. For the nine months ended September 30, 2000 revenues were $86,545,646 compared to $15,100,928 for the same period in fiscal 1999, an increase of $71,444,718 or 473%. The Company produced net income of $4,645,456 for the current quarter ended September 30, 2000, compared to a loss of $8,599,524 for the quarter ended September 30, 1999. The current period included a one-time gain of $3,548,288. For the nine months ended September 30, 2000, Metcare achieved income from continuing operations of $1,640,971 as compared to a loss of $5,781,970 for the same period in 1999, a turnaround of $7,422,941.

Revenue

Total revenues for the quarter and nine months ended September 30, 2000 were $27,331,935 and $86,545,646 respectively, compared to $4,976,534 and $15,100,928 for the same periods in 1999, increases in excess of 400%. MSO revenues for the quarter and nine months ended September 30, 2000 were $27,011,384 and $84,813,698 respectively, compared to $3,951,456 and $5,415,826 for 1999, increases of $23,059,028 and $79,397,872, respectively. MSO revenue increased to

99% of total revenue for the first three quarters of 2000, up from 36% for the same period in 1999. The current period's increase continues to reflect Metcare's shift to a well-founded model operating as an MSO.

Medical Expenses

Medical expenses, expenses directly related to MSO revenue, were $24,629,696 and $79,603,260 for the quarter and nine months ended September 30, 2000, respectively. For the current quarter, medical expenses showed a continued improvement and were 90% of revenue compared to 92% of revenue for the nine months ended September 30, 2000. Medical expenses include all costs associated with providing services of the MSO operation including medical payments to physician providers, hospitals and ancillary services on a capitated and fee for service basis.

Salaries and Benefits

Salaries and benefits expense for the quarters ended September 30, 2000 and 1999 were $906,847 and $1,670,308 respectively, reflecting a decrease of $763,461 or 46%. This reduction resulted from the closing of the diagnostic operations and consolidation of physician practices, and as well from the less labor-intensive nature of the MSO business. Salaries and benefits for the nine months ended September 30, 2000 and September 30, 1999 were $2,810,641 and $5,213,442, respectively, a decrease of $2,402,801 or 46%.

Depreciation and Amortization

Depreciation and amortization for the quarter ended September 30, 2000 decreased by $288,390 compared to the year ago period, directly related to the sale and disposition of the diagnostic operations and certain physician practices. For the nine months ended September 30, 2000 and September 30, 1999, depreciation and amortization was $527,091 and $1,418,003, respectively, a decrease of $890,912 or 63%.

General and Administrative

General and administrative expenses for the quarters ended September 30, 2000 and September 30, 1999 were $747,844 and $736,464 respectively, an increase of $11,380. For the nine months ended September 30, 2000 and 1999, general and administrative was $1,963,683 and $3,955,614 respectively, a decrease of $1,991,931 or 50%. The overall year to date decreases are attributable to the lower costs associated with its MSO business, the closing of its diagnostic operations and continued attention to reducing costs and improving operational efficiency.

Liquidity and Capital Resources

The Company has experienced liquidity and cash flow problems, the result of the Company's prior years' operating losses and costs associated restructuring, closing of operations, severance and separation agreements. Current operations and the Company's future development and growth may be hampered if the Company is not able to raise additional capital. The Company has raised significant funds during the current year and believes it can raise additional funds as needed. However, there can be no assurance that the Company will be able to raise sufficient capital. Management believes that based upon it current and future contracts there will be significant improvement in the Company's cash flow beginning in the first quarter of 2001.

As of September 30, 2000, the Company settled its total outstanding liability of $4,524,462 with Primedica Health Care, Inc. with a negotiated final payment of $350,000. As a result, a gain of $3,548,288 has been recognized in the quarter ended September 30, 2000.

The primary source of the Company's liquidity is derived from its payments from its full-risk contracts with HMOs. In addition, the Company has other revenues and accounts receivable, which are financed under a line of credit. Such borrowings are available on a formula basis taking into account the amount and age of the eligible receivables. Borrowings amount to approximately $862,000 as of November 9, 2000. The Company is negotiating with its current lender to restructure its line of credit. The Company has no additional availability under the current line.

In view of these matters, realization of a portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial obligations. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

PART II OTHER INFORMATION

ITEM 1. SUMMARY OF LEGAL PROCEEDINGS

Primedica Healthcare, Inc.

The Company entered into litigation with regard to the Primedica acquisition agreement. This litigation was subsequently settled whereby the parties entered into a settlement agreement that reduced the total outstanding debt to $1,512,235 from $4,745,364. The settlement agreement provided for payments of $25,000 per week. A change in anticipated payments under our full risk contract caused the Company to default on the agreement. As a result of this change, the Company and Primedica then entered into a forbearance agreement, which increased the amount of the debt to $2,000,000 while maintaining the weekly payments of $25,000. As of August 4, 2000 the Company entered into a new agreement in which Primedica acknowledged payments of $700,000 and called for continued weekly payments of $25,000 for 32 weeks with a balloon payment of $500,000, totaling $2,000,000 by March 2001. The recorded liability at June 30, 2000 was approximately $4,075,000. This liability was settled in full in September 2000 through a negotiation and subsequent final payment of $350,000. A gain of $3,548,288 has been recognized in the quarter ended September 30, 2000 in connection with this settlement.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         NONE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

Recent Developments

New HMO Contracts

     o    Daytona Beach Market (Volusia and Flagler Counties)

As of January 1, 2000, MetCare's MSO implemented a new contract with Humana. Current enrollment includes approximately 22,000 Medicare and 5,000 commercial patients in a market with approximately 106,000 verified and eligible Medicare lives. As of the date of this filing, the Company has fully implemented this contract and estimates its total annualized revenues to be approximately $120,000,000.

     o    Treasure Coast Market (St. Lucie, Martin and Okeechobee Counties)

Metcare's MSO entered into a new contract with a major managed care organization to offer an alternative HMO product to an estimated 82,000 underserved Medicare patients. Implementation of the contract, which is subject to the usual state and federal approvals, is expected to begin sometime late in the first quarter of 2001. Once fully implemented, this contract is estimated to provide an additional $100,000,000 in annualized revenues.

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

Preferred Provider Agreement

The Company has entered into a Preferred Provider Agreement with e-MedSoft.com to increase productivity through advanced technology as an integral part of our healthcare business. The Company is presently reviewing its present applications on a company-wide basis to provide better patient and management information at the most efficient cost.

Independent Provider Association

The Company has signed a letter of intent with Vitacare Solutions, Inc., an Independent Provider Association with over 825 physicians located in Central Florida. Vitacare contracts risk and preferred provider agreements with various healthcare insurance companies, with a network of primary care and specialty physicians servicing over 750,000 patients. The Companies will share similar operating models and embrace a common goal to be a healthcare provider that manages patient lives in physician offices.

Forward-Looking Statements and Associated Risks

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectation and are subject to a number of risks and uncertainties, including but not limited to economic, competitive and other factors affecting the Company's operations, ability of the Company to obtain competent medical personnel, the cost of services provided versus payment received for capitated and full risk managed care contracts, negative effects of prospective healthcare reforms, the Company's ability to obtain medical malpractice coverage and the cost associated with malpractice, the availability of appropriate acquisition candidates, the Company's ability to close once a letter of intent or contract has been executed, the Company's ability to raise capital to close on such acquisitions, access to borrowed or equity capital on favorable terms, the fluctuation of the Company's common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including but not limited to the Company's SB-2, S-3, S-8, 10-K, 10-Q and 8-K fillings. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                              METROPOLITAN HEALTH NETWORKS, INC.
                                              Registrant

Date:  November 14, 2000                      /s/ Fred Sternberg
                                              ------------------

                                              Fred Sternberg
                                              Chairman, President and
                                              Chief Executive Officer

Date:  November 14, 2000                      /s/ David S. Gartner
                                              --------------------

                                              David S. Gartner
                                              Chief Financial Officer