Form 10KSB
period 2000-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 2001-04-02
CIK 1009379

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                                   (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the twelve month period ended December 31, 2000

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                             Commission file number

                                    0-28456

                       Metropolitan Health Networks, Inc.
                 (Name of small business issuer in its charter)

            Florida                                     65-0635748
(State or other jurisdiction of              (I.R.S. Employer Identification No)
incorporation or organization)

                  500 Australian Avenue                   33401
                  West Palm Beach, Fl.
        (Address of principal executive offices)        (Zip Code)

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

State issuer's revenues for its most recent fiscal year:  $119,129,854

The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the registrant was approximately $12,350,000 (computed using the closing price of $0.8438 per share of Common Stock on December 29, 2000, as reported by OTCBB, based on the assumption that directors and officers and more than 5% stockholders are affiliates).

         (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

There were 22,553,910 shares of the registrant's Common Stock, par value $.001 per share, and 3,277,625 of the registrant's Class A Redeemable Common Stock Purchase Warrants outstanding on February 28, 2001.

         DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check One): Yes     No [X]

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         Metropolitan Health Networks, Inc. (the "Company" or "METCARE") was incorporated in the State of Florida in January 1996 to develop a vertically and horizontally integrated healthcare delivery network (the "Network"). The Network initially was intended to provide primary and subspecialty physician care, while capturing diagnostic and therapeutic services. METCARE pursued this business plan through 1999 with the acquisition, expansion and integration of physician care practices (the "Physician Practices") and diagnostic and rehabilitation centers ("Ancillary Services") in Dade, Broward and Palm Beach County, Florida. This business model proved unsuccessful and the Company incurred substantial losses through 1999.

         The new millennium brought many changes for METCARE. In 2000, the Company replaced senior management and implemented its new strategic plan, operating as a Provider Service Network (PSN), specializing in managed care risk contracting. The Company's ability to control its Network, incorporating leading edge technology, has produced favorable medical loss ratios, allowing the Company to successfully tap into the trillion dollar healthcare market. Through its current contracts the Company manages the risk and provides care to over 45,000 patients through its Network. For the twelve months ended December 31, 2000, METCARE generated revenues of $119.1 million with a profit of $5.1 million, inclusive of one-time gains of $4.0 million. Additionally, as of December 31, 2000 the Company improved shareholder value by increasing its net worth to a positive $1.2 million from a negative $9.3 million as of December 31, 1999. Working capital increased $11.8 million and earnings before interest, taxes, depreciation and amortization (EBITDA) increased $11.1 million.

         The Company changed its financial reporting year-end to December 31 from a fiscal year-end of June 30. The audited financial information reported herein is for the twelve months ended December 31, 2000. Management felt the change of the financial reporting year was consistent with its change in direction and restructuring of the Company, and provides its shareholders with reporting that will more appropriately reflect METCARE's strategies, goals and objectives.

INDUSTRY

         A recent Healthcare Financing Administration ("HCFA") study projects spending for healthcare in the United States will increase from $1.2 trillion in 1999 or to over $2 trillion by 2006, or 15.9% of the Gross Domestic Product. Healthcare costs per person are expected to jump from $3,759 to $7,100. Americans are expected to spend $171 billion on prescription drugs in 2007, up from $99.6 billion in 1999. A number of factors are at work affecting the patient, healthcare provider and payor relationship. Healthcare spending has been fairly stable in recent years, as consumers and employers have switched to managed care plans, holding down costs. Today, with 85% of working Americans now covered by managed care, the opportunity for additional savings is becoming harder to find. Managed care plans that have traditionally competed on price are beginning to increase premiums to improve their profit margins. Medical costs are increasing due to inflation and the relative high cost of new medical technologies. The Balanced Budget Act of 1997 constrained healthcare spending in both Medicare and Medicaid reducing payments to hospitals, physicians and managed care organizations. In December 2000, portions of the Balanced Budget Act of 1997 were revised in response to major surpluses created by previous cuts. New minimum payment criteria were established for the Medicare+ Choice program enhancing payments to Managed Care Organizations (MCO) more than $5 billion over the next several years.

         The United States Congress and many state legislatures routinely consider proposals to reform or modify the healthcare system, including measures that would control healthcare spending, convert all or a portion of government reimbursement programs to managed care arrangements and reduce spending for Medicare, Medicaid and state health programs. These measures can affect a healthcare company's cost of doing business and contractual relationships. While the Company does not foresee nor does it know of any pending legislation, there can be no assurance that such legislation, programs or other regulatory changes will not have a material adverse effect on the Company. The profitability of the Company may also be adversely affected by cost containment decisions of third party payors and other payment factors over which the Company has no control.

BUSINESS

         As of December 31, 2000, the Company had HMO agreements to manage the risk in South and Central Florida and was responsible for approximately 45,000 patient lives. METCARE provides its services through its Network of primary care physicians, specialists, hospitals and ancillary facilities. These providers have contracted to provide services to the Company's patients agreeing to certain fee schedules and care requirements.

         METCARE has developed an infrastructure of management expertise in the fields of network development; disease, quality and utilization management; and claims adjudication and payment. This expertise allows the Company to provide a service and manage the risk that health insurance companies cannot provide on an efficient and economic level. Health insurance companies are typically structured as marketing entities to sell their products on a broad scale. Due to mounting pressures from the industry, MCO's have altered their strategy, returning to the traditional model of selling insurance and downstreaming the risk to the PSN's. Under such arrangements, MCO's receive premiums from the government (HCFA) and commercial groups and pass a significant percentage of the premium on to a third party such as METCARE, to provide covered benefits to patients, including pharmacy and other enhanced services. After all medical expenses are paid, any surplus or deficit remains with the PSN. When managed properly, accepting downstream risk can create significant surpluses. Under METCARE's model, the physicians maintain their independence but are aligned with a professional staff to assist in providing cost effective medicine, which in turn helps maximize profits for the Company and the physicians. Furthermore, to limit its exposure, the Company has secured reinsurance (stop-loss coverage).

         Through strategic alliances, the Company is providing current technology and services to its Network of providers. These services include telemedicine; pharmacy; real time eligibility, referral and encounter processing; and the adjudication and payment of claims. This enables the Company to manage medical costs while allowing the physician to provide quality patient care.

         Managed Care Agreements
         -----------------------

         Effective December 1, 1998, the Company entered into a percent of premium Global Risk Agreement for renewable one year terms with Humana Medical Plan, Inc., Humana Health Insurance Company and Employers Health Insurance Company ("Humana") to provide covered healthcare services to members in certain healthcare networks established or managed by Humana. The original contract was renewed with better terms and conditions to the Company and provided for coverage in Dade, Broward and Palm Beach Counties. A new contract for Volusia and Flagler counties (Daytona Market) was implemented on January 1, 2000.

         Under these HMO agreements, the Company, through its affiliated providers, is responsible for the provision of all covered benefits. If revenue is insufficient to cover costs, the Company's operating results could be adversely affected. The Company's contracts have a provision for stop-loss coverage, which caps the Company's cost for Medicare recipients at $40,000 per patient, and for commercial insurance at $20,000 per patient. A change in healthcare legislation, inflation, major epidemics, natural disasters and other factors affecting the delivery and cost of healthcare are beyond the control of the Company and may adversely affect its operating results.

         For the twelve months ended December 31, 2000, approximately 96.4% of the Company's revenues were from risk contracts with MCO's. In conjunction with its new business strategy, the Company is pursuing opportunities to add additional payor sources while continuing to expand its existing business relationships to provide additional services through the Network.

         As part of its Network, the Company owns several practices that have been fully integrated into its PSN model.

         Pharmacy
         --------

         Responding to rapid increases in prescription drug spending, the Company formed METCARE RX, Inc., a wholly owned subsidiary, to capitalize on prescription drug expenditures that are forecasted to increase over the next decade. An increasing number of health plans with low-cost co-pays for drug coverage, direct-to-consumer advertising, and newer, better therapies requiring high-cost branded products all drive up the cost of pharmacy benefits. In an effort to reduce these costs, the Company has negotiated an agreement allowing the Company to directly negotiate contracts for the purchase, filling and delivery of prescriptions. Assuming that it can successfully implement this agreement throughout its Network, METCARE believes it can achieve better management and control to provide significant cost savings and incremental revenues. As part of this program, the Company is providing its physicians with handheld wireless units that allow the physician to immediately process new prescriptions and refills, with delivery direct to the patient. In addition, with the use of the software technology included in this system, the physician is provided with a preferred formulary resulting in reduced costs to both the patient and Company.


         To assist in the implementation of this agreement, METCARE has contracted with an outside company to provide the necessary software and consulting services. The consulting agreement provides for an initial term of three years with a renewal option for a similar period. The terms of the agreement provide performance standards with a minimum savings over current costs. The consultant receives a fee plus incentives based upon achieving specific performance criteria. The Company has received $500,000 and, upon certain performance criteria, will receive an additional $500,000. The agreement provides, under certain circumstances, for termination by METCARE that would require the Company to return the initial $500,000.

STRATEGIC ALLIANCES

         Preferred Provider Agreement
         ----------------------------

         As part of its strategy to improve patient care, METCARE entered into a 10-year strategic alliance with a technology provider that will allow METCARE to provide multiple software applications for the physicians in the Company's Network. As part of this agreement, METCARE received $500,000 as consideration for entering into this contract. The agreement includes termination provisions whereby the Company may be required to repay all or part of the consideration.

         Telemedicine Agreement
         ----------------------

         The Company has identified telemedicine as a resource to further manage cost in providing efficient patient care through disease management. Disease management is the practice of treating high-risk, high-cost patients that have diagnosed conditions for which there are broad variations of treatments. The telemedicine approach attempts to standardize the care and treatment of such patients to achieve a positive impact on healthcare outcomes and healthcare utilizations costs. The state-of-the-art technology utilized by telemedicine units enables the physician or nurse to have direct contact over the Internet with patients on a daily or more frequent basis as may be required, often reducing the need for costly ER visits or overnight hospital stays.

         METCARE has entered into an agreement with a supplier of telemedicine units and, based upon the initial pilot program, the Company has decided to extend this service to a larger group of chronically ill patients. The initial agreement calls for a 50-50 risk sharing formula to be determined upon completion of the pilot program.

ACQUISITIONS

         Metlabs, Inc. (Formerly Alpha Clinical Laboratory, Inc.)
         --------------------------------------------------------

         In October 1999, the Company entered into a management agreement with Alpha Clinical Laboratory, Inc. ("Alpha"). This Agreement provided for a fee based upon 10% of collections. In addition, the Company acquired an irrevocable option to purchase Alpha any time prior to October 31, 2000. Alpha is a full service clinical laboratory. As of October 1, 2000 the Company exercised its purchase option that resulted in the purchase of the outstanding stock of Alpha. As total consideration for the purchase, the Company issued 50,000 shares of restricted stock to the prior owners. The Company changed the name to Metlabs, Inc. and in January 2001 the lab was relocated to West Palm Beach. The Company is providing service through its Network and is actively marketing its services in Southern Florida to all providers of healthcare.

DISPOSITIONS

         In late 1999, the Company identified certain ancillary services that were not performing or made the determination that services could be provided on a more economical and efficient basis by adopting its new model for providing healthcare services. The Company negotiated arrangements to dispose of these services as described below.

         Sale of Magnetic Imaging Systems (MIS)
         --------------------------------------

         Effective December 18, 1999, MIS was sold to its former owner in exchange for the settlement of all outstanding litigation and obligations with the former owner, the termination of Executive Employment Agreements, the discharge of a note payable of approximately $185,000 and other amounts due the former owner, and the assumption by the former owner of certain liabilities of MIS. In connection with this disposal, the Company recognized a loss of approximately $968,000 during the six months ended December 31, 1999. (See Legal
Proceedings: MRI Scan Center, Inc. and Dr. Kagan).

         Sale of Datascan
         ----------------

         Effective December 31, 1999, Datascan was sold to its former owner. The Agreement called for the settlement of all outstanding litigation and the termination of Executive Employment Agreements and stock options held by the former owner. The Buyer also assumed certain third party obligations of METCARE. Also, as part of the agreement the former owner assumed all the employment obligations of a former employee, who was also an officer and director. Furthermore, the former owner had previously been an officer and director of the Company. In connection with this disposal, the Company recognized a loss of approximately $1,163,000 during the six months ended December 31, 1999.

COMPETITION

         The healthcare industry is highly competitive and is subject to continuing changes in the provision of services and the selection and compensation of providers. Previously, many businesses were expanding their presence in the physician management market. The PPM industry failed and hospitals and insurance companies began to divest their interests in physician practices. As a result, METCARE has not encountered new entries into the market. The Company competes with national, regional and local companies in providing its services. Excluding individual physicians and small medical groups, many of the Company's competitors are larger and better capitalized and may have greater experience in providing healthcare management services and may have longer established relationships with buyers of such services.

EMPLOYEES

           As of December 31, 2000, the Company had approximately 70 full-time employees. Of the total, 17 were employed at the Company's executive offices. No employee of the Company is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         Since April 15, 2000, the Company's Executive offices have been located at 500 Australian Avenue South, Suite 1000, West Palm Beach, Florida where it occupies 10,936 square feet at a current monthly rental of approximately $12,000, pursuant to a sublease expiring December 31, 2002.

         The Company has a satellite office in Daytona Beach of 2,980 square feet with a monthly rental of $2,206. The lease expires August 31, 2003.

         The Skylake Practice and GMA practice occupy approximately 4,800 square feet in North Miami Beach, Florida at a monthly rental of $14,400. This lease expires on June 30, 2005.

         The Company leases space for its medical offices in Wellington of approximately 2,500 square feet at a current monthly rental of $6,870. It also has two leases for medical offices in Port St. Lucie totaling 2,338 and 4,200 square feet with monthly rents of $3,325 and $2,533, respectively. One lease expires December 31, 2008 while the other expires November 1, 2004.

         As of October 5, 2000, the Company entered into a lease for its laboratory operations in West Palm Beach for 2,080 square feet with a monthly rental of $2,980. The lease expires October 4, 2005.

         None of the Company's properties are leased from affiliates.

ITEM 3.  LEGAL PROCEEDINGS

MRI SCAN CENTER, INC. AND DR. KAGAN

         On December 15, 1999 the Company entered into a Global Settlement Agreement and First Amendment Addendum to the Global Settlement Agreement (Agreements) dated January 17, 2000 with Dr. Kagan and other parties. The Agreements provide for a negotiated settlement of any and all disputes and differences, cancellation of any and all existing agreements, promissory notes, employment agreements, leases and contracts, including but not limited to the Acquisition Documents of August 20, 1996. As part of the agreement, all parties have exchanged general releases in favor of each other.

         Also, as a condition of the settlement, the Company agreed to retain Dr. Kagan to undertake and interpret not less than ten (10) scans per month for forty-eight (48) months commencing January 1, 2000 and pay Kagan $5,000 per month for this service.

PRIMEDICA HEALTHCARE, INC.

         The Company entered into litigation with regard to the Primedica acquisition agreement. This litigation was subsequently settled whereby the parties entered into a settlement agreement that reduced the amount outstanding on a judgment from $4,745,370 to $1,512,235. The settlement agreement provided for payments of $25,000 per week. A change in anticipated payments under a full risk contract caused the Company to default on the agreement. As a result of this change, the Company and Primedica then entered into a forbearance agreement, which increased the amount of the debt to $2,000,000 while maintaining the weekly payments of $25,000. At June 30, 1999 the Company was in default of the Forbearance Agreement and, accordingly, the amount owed to Primedica was adjusted to $4,745,370. The recorded liability at December 31, 1999 was $4,524,462. This liability was settled in full in September 2000 through a negotiation and a subsequent final payment of $350,000 for a total payment of $1.25 million. As a result, a gain of approximately $3.4 million was recognized in 2000 in connection with this settlement.

         The Company is a party to other various claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a materially adverse effect on the financial position or the results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the twelve months ended December 31, 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded on the OTCBB under the symbol "MDPA". The Company's Warrants traded under the symbol "MDPAW" until March 15, 2001 when they expired. The following table sets forth the high and low closing bid prices for the common stock and warrants, as reported by OTCBB:

                                                      High                 Low
                                                      ($)                  ($)

     Common Stock
     Quarter ended September 30, 1998                 3.813                2.500
     Quarter ended December 31, 1998                  2.875                1.188
     Quarter ended March 31, 1999                     1.870                0.065
     Quarter ended June 30, 1999                      1.938                0.344
     Quarter ended September 30,1999                  0.563                0.203
     Quarter ended December 31, 1999                  0.422                0.188
     Quarter ended March 31, 2000                     3.813                0.235
     Quarter ended June 30, 2000                      2.750                1.031
     Quarter ended September 30, 2000                 3.313                1.531
     Quarter ended December 31, 2000                  2.000                0.750

     Warrants
     Quarter ended September 30, 1998                 0.470                0.250
     Quarter ended December 31, 1998                  0.280                0.090
     Quarter ended March 31, 1999                     0.130                0.030
     Quarter ended June 30, 1999                      0.130                0.010
     Quarter ended September 30, 1999                 0.100                0.020
     Quarter ended December 31, 1999                  0.100                0.010
     Quarter ended March 31, 2000                     0.250                0.005
     Quarter ended June 30, 2000                      0.375                0.070
     Quarter ended September 30, 2000                 0.220                0.072
     Quarter ended December 31, 2000                  0.080                0.015

         The Company has not declared or paid any dividends on its common stock. The Company presently intends to invest its earnings, if any, in the development and growth of its operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000

INTRODUCTION

         This year's performance is directly related to the change in the Company's business strategy in becoming a PSN, assuming the downstream risk from MCO's, while strongly managing this risk through its Network.

         The current results of operations presented are for a twelve-month period. Due to a change in the Company's reporting year, there are no comparative numbers for the prior year. As a result of the change in the Company's business operations in the current year, comparison to prior years' operations is not necessarily meaningful.

         The Company had revenues of $119.1 million for the twelve-month period ended December 31, 2000 compared to $10.0 million for the six months ended December 31, 1999. Operating expenses for those same periods were $117.5 million and $13.5 million respectively. The Company had net income of $5.1 million for the twelve months ended December 31, 2000 versus a loss of $6.0 million for the six-month period ended December 31, 1999. Current year period results include a one-time gain of $3.4 million related to the settlement of litigation. On a continuing operations basis the Company had a profit for the current twelve months of $1.7 million compared to a loss $3.5 million for the six months ended December 31,1999. The increase in revenues and profits for the year ended December 31, 2000 reflects management's change in the direction of the business as a PSN and reaffirms its operating model as a downstream risk provider.

         Furthermore, METCARE began 2000 with a deficit net worth of $9.3 million and ended the year with a positive net worth of $1.2 million, an improvement of $10.5 million, while working capital improved by $11.8 million and EBITDA increased by $11.1 million.

REVENUES

         The Company generates substantially all of its revenues from its managed care contracts. The revenue is based upon a pre-negotiated percentage of established fees by HCFA based upon the Medicare+ Choice program per member per month (PMPM). Management has recognized the need to further increase growth by expanding its current relationships, adding new payor sources and establishing a direct relationship with HCFA. Strategic alliances in pharmacy, physician purchasing, telemedicine and other services will also provide future opportunity for revenue growth through its Network. In addition, the Company has identified potential new markets in the State of Florida.

OPERATING EXPENSES

         The operating expenses for the twelve months ended December 31, 2000 are reflective of the company's PSN operating model and, as a result, comparison to the prior year would not be indicative of current operations. However, the Company has continued to improve its overall performance as reflected in decreases in a number of operating expense categories. In prior years, the Company's operations were highly labor and capital intensive whereas the current PSN model requires fewer employees, consultants, facilities and fixed assets, but incurs higher medical costs.

         Direct medical costs include all costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillary services on capitated and fee for service basis. For the year ended December 31, 2000, these costs represented 91.7% of total revenue, or 95.1% of PSN revenues, what is referred to as the medical loss ratio ("MLR). Management believes as its systems of monitoring utilization management continue to improve, and through the implementation and management of its pharmacy, telemedicine and other cost effective services, it can reduce the MLR, resulting in additional cost savings.

         Payroll, payroll taxes and benefits for the year ended December 31, 2000 was $4.1 million compared to $7.0 million for the twelve months ended June 30, 1999. The decrease in payroll is due to the change in operations. Additional patient lives in 2001 will require additional personnel. We expect these increases to be more than offset by the additional revenue these patient lives will generate.

         Depreciation and amortization totaled $666,000, approximately one-third the amount it had previously been incurring. The Company`s current operations do not require significant outlays for capital improvements. The Company is availing itself of ASP services through its strategic relationships to maximize the use of technology without the need to acquire hardware and software.

         Bad debt expense of $644,000 reflects the write-off of accounts receivable. Management expects this amount to decline as a result of a change in its business model.

         General and administrative expenses for the twelve months ended December 31, 2000 were $1.9 million or 1.6% of revenue compared to $1.3 million or 12.9% for the six months ended December 31, 1999.

         In 1999 and 2000 the Company retained consultants to review its operations. For the twelve months ended December 31, 2000 consulting expense was $323,000 compared to $1.0 million for the twelve months ended June 30, 1999 and $300,000 for the six months ended December 31, 1999. The Company believes it is beneficial and more economical to retain consultants for specific projects where specific expertise is required rather than hire permanent personnel.

         As of December 31, 1999, the Company closed its deficit operations. In connection with the closing of these operations the Company had recorded certain related liabilities. During 2000, management made settlements with certain equipment lessors that reduced the outstanding liability by $572,000.

         Interest expense was $588,000 for the twelve months ended December 31, 2000. The interest costs on a comparable basis reflect a decrease due to the improved working capital position of the Company and its ability to reduce its debt.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced ongoing liquidity and cash flow problems, the result of the Company's prior operating losses and costs associated with restructuring carried over from the year ended December 31, 1999. In the year ended December 31, 2000, the Company had EBITDA of $6.4 million, which was used to fund current operations. In addition, the Company raised $4.6 million in debt and equity and was able to settle prior obligations at terms favorable to the Company. As a result, working capital increased by $11.8 million from December 31, 1999 to December 31, 2000 and shareholders' equity improved by $10.5 million.

         In March 2001, the Company secured a two-year equity line of credit in the amount of $12 million which the Company has the right, but not the obligation, to draw upon. The facility allows the Company to draw up to an aggregate of $750,000 per month based upon certain pricing formulas at the time of the draw and a floor exclusively to be set by the Company, which will allow it to limit the amount of shares to be issued in any one month (see Audit Report
Note 15). Management believes that this facility will enable the Company to pursue future opportunities that would be accretive to its shareholders. The Company is also pursuing other sources of funding with various potential investors.

         The primary source of the Company's liquidity is derived from payments from its full-risk contracts. In connection with its January 2000 contract in the Daytona market, the Company was required to fund a full year's IBNR (claims incurred but not reported) and, as a result, the cash flow provided from that contract was minimal for the year ended December 31, 2000. Beginning early 2001, this contract began generating substantial cash flows. In addition, recent revisions to portions of the Balanced Budget Act of 1997 will provide the Company with additional funding on its existing contracts estimated to be in excess of $500,000 per month by mid-year 2001.


         The Company has certain accounts receivable which have been financed under a line of credit. Such borrowings are available on a formula basis taking into account the amount and age of eligible receivables and amounted to $811,100 at December 31, 2000. The Company had no additional availability under the current line. As of the date of this filing the Company has restructured the debt to an 18-month term loan.


         At December 31, 2000 the Company had a recorded liability for unpaid payroll taxes and related interest of approximately $2.1 million. Effective, April 2001, the Company negotiated an installment plan with the Internal Revenue Service (IRS) whereby it will make monthly installments ranging from $50,000 to $100,000 until the liability is retired (see Audit Report Note 13).

         As of December 31, 2000, the Company had approximately 1,400 shareholders of record and three beneficial holders. In the 4th quarter of 2000, the Company issued 250,000 shares to accredited investors pursuant to Section
4.2 of the Securities and Exchange Act resulting in proceeds of $300,000 that were used for working capital. The Company also issued $500,000 in debt convertible to 550,000 shares of common stock under certain circumstances by the Company or investor. There were 450,000 Warrants issued in connection with the above transactions.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         As of December 31, 2000, the directors, control persons and executive officers of the Company were as follows:


         NAME                               AGE               TITLE
         Fred Sternberg                     60                Chairman, President, Chief Executive Officer and Director
         Debra A. Finnel                    38                Vice President and Chief Operating Officer
         David S. Gartner, CPA              42                Secretary and Chief Financial Officer
         Michael Cahr                       60                Director
         Marvin Heiman                      55                Director
         Michael Earley                     45                Director
         Karl Sachs                         63                Director
         Mark K. Gerstenfeld                58                Director
         Martin Harrison, MD                47                Director
         Paul Preste, MD                    47                Director


         FRED STERNBERG, President & Chairman of the Board - Mr. Sternberg has been a director and President of the Company since January 2000. For more than twenty-five years prior thereto, Mr. Sternberg had been involved in the healthcare industry, as President of a publicly-traded dental manufacturing company in 1968 and providing consulting services relating to the PPM, MSO and DPM industries, billings/collections, and mobile diagnostics companies. Mr. Sternberg has also provided consulting services to assisted care living facilities and skilled nursing homes.

         DEBRA A. FINNEL, Vice President and Chief Operating Officer has been associated with the Company since January 1999. For the five years prior to joining the Company, Ms. Finnel was President of Advanced HealthCare Consultants, Inc., which managed and owned physician practices in multiple states and provided turnaround consulting to managed care providers, MSOs, IPAs and hospitals.

         DAVID S. GARTNER, CPA joined the Company in November 1999 as its Chief Financial Officer. He has 20 years experience in accounting and finance, including ten years of specialization in the healthcare industry. Most recently, Mr. Gartner served for two years as Chief Financial Officer of Medical Specialists of the Palm Beaches, Inc., a large Palm Beach County multi-practice, multi-specialty group of 40 physicians. Prior to Medical Specialists, he held the position of Chief Financial Officer at National Consulting Group, Inc., a treatment center licensed for 140 inpatient beds in New York and Florida, from 1991 to 1998. Mr. Gartner is a member of the American Institute of Certified Public Accountants.

         MICHAEL CAHR has served as a director of the Company since February 2000. He is currently the Chief Executive Officer of IKEDEGA a video server technology company. Prior to joining IKEDEGA, he was the Chairman of Allscripts, Inc. a publicly traded prescription management company from September 1997 through March 1999. At Allscripts he successfully refocused the company to an Internet-based technology company and raised $20 million, leading to a successful IPO in 1999. Prior to Allscripts, Mr. Cahr was the Venture Group Manager for Allstate Venture Capital where he oversaw investments of over $100 million in technology, healthcare services, biotech pharmaceuticals and medical services. Mr. Cahr received his Bachelor of Arts degree in Economics from Colgate University and Masters of Business Administration from Farleigh Dickinson University.

         MARVIN HEIMAN has served as a director of the Company since March 2000. He is President and Chairman of the Board of Sussex Financial Group, Inc. and Sussex Insurance Group, an asset money manager for hundreds of physicians in the Chicago area. He also manages group health plans for many physician practices. From 1970 to 1981 he was President of Curtom Record Company and Division Vice-President of Curtom/Warner Bros. Record Company from 1975-1978. Mr. Heiman is a licensed Broker/Dealer with NASD and licensed with the SEC. He is also a member of the International Association for Financial Planners, Real Estate Securities Syndication Association, and a recognized Platinum member of the International Association for Financial Planners, AIPAC and a member of the International Platform Association. Mr. Heiman's biography appears in Who's Who in America, Who's Who in Finance, Who's Who in Emerging Leaders in America, and Men of Achievement 1990/91 Cambridge, England. He has also been the recipient of the American Jewish Committee "Humanitarian" award in 1978. Mr. Heiman is also a partner in the Chicago White Sox baseball team.

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

         KARL M. SACHS, CPA has served as a Director of the Company since March 1999. He is a founding partner of the Miami-based public accounting firm of Sachs & Focaracci, P.A. A certified public accountant for more than 21 years, Mr. Sachs is a member of the American Institute of Certified Public Accountants, Personal Financial Planning and Tax Sections; Florida Institute of Certified Public Accountants; and the National Association of Certified Valuation Analysts. The firm of Sachs & Focaracci, P.A. serves the financial and tax needs of its diverse clients in addition to providing litigation support services. Mr. Sachs is a qualified litigation expert for the U.S. Federal District Court, U.S. District Court, U.S. Bankruptcy Court and Circuit Courts of Dade and Broward Counties. He is a graduate of the University of Miami where he received his BS in Business Administration. He also holds a Series 65 Securities License and a Life Insurance and Annuity License.

         DR. MARTIN HARRISON was appointed as a Director of the Company in November 2000. He served as an advisor to the Board for the past year. He has been practicing medicine in South Florida for the past 19 years and specializes in preventive and occupational medicine. Dr. Harrison completed his undergraduate training at the University of Illinois and postgraduate and residency training at Johns Hopkins University, as well as his Masters in Public Health. Dr. Harrison has also been on the Faculty of both the University and Medical School. He is currently the owner of H30, Inc. a privately held Research & Biomedical Company.

         MARK K. GERSTENFELD has served as a Director of the Company since October 1998. In addition, Mr. Gerstenfeld has served from October of 1996 to present as an advisor to the Company. Since 1986 Mr. Gerstenfeld has served as Vice President of Sales at Action West in New York, NY. Mr. Gerstenfeld received a Bachelor of Arts degree from Michigan State University in East Lansing, Michigan and a MBA in marketing and marketing research from City College of New York, Baruch School of Business.

         PAUL PRESTE, M.D. has served as a member of the Board of Directors since March 1999. He owned and operated a private medical practice from 1981 through 1992. From 1993 to 1994, he was associated with Intermed and returned to his private practice in 1995. Dr. Preste was owner of a 30-bed retirement facility from 1983 to 1987 and a 100-bed retirement home from 1987 to 1991. He is affiliated with Holy Cross Hospital, AMI - North Ridge Medical Center and HTI
- Cleveland Clinic Hospital (Ft. Lauderdale, Florida). Dr. Preste received his Bachelor of Science degree, summa cum laude, from the University of Florida in 1974, his Doctor of Medicine degree from the University of South Florida in 1978 and completed his residency in Internal Medicine at the University of South Carolina in 1981.

BOARD OF DIRECTORS

         Each director is elected at the Company's annual meeting of shareholders and holds office until the next annual meeting of stockholders, or until the successors are elected and qualified. At present, the Company's bylaws provide for not less than one director. Currently, there are eight directors in the Company. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. There are no family relations among any officers or directors of the Company. The officers of the Company devote full time to the business of the Company. The Board of Directors held fifteen meetings and voted fourteen times by Unanimous Written Consent.

         Board Committees
         ----------------

         The Company had two active committees in 2000, the Audit and Compensation and the Executive. The Audit and Compensation Committee consists of Messrs. Sachs, Cahr and Heiman. The Audit and Compensation Committee makes recommendations to the Board of Directors regarding the compensation for executive officers and consultants of the Company, selects the independent auditors, reviews the results and scope of the audit and other services provided by the Company's independent auditors, and reviews and evaluates the Company's internal control functions.

         The Executive Committee may exercise the power of the Board of Directors in the management of the business and affairs of the Corporation at any time when the Board of Directors is not in session. The Executive Committee shall, however, be subject to the specific directions of the Board of Directors. It is composed of Messrs. Cahr, Gerstenfeld, and Heiman. All actions of the Executive Committee require a unanimous vote.

         Compensation of Directors
         -------------------------

         The Company reimburses all Directors for their expenses in connection with their activities as Directors of the Company. The Directors make themselves available to consult with the Company's management. One of the eight Directors of the Company is also an employee of the Company and did not receive additional compensation for his services as Director. A compensation and stock option agreement has been adopted for the Company's outside Directors in the amount of $18,000 per year. The Directors have elected to receive this compensation for the present time in stock. All outside directors have received 40,000 options upon joining the Board, of which 20,000 vest immediately and the remaining 20,000 vest after one year.

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

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than (10%) percent beneficial owners were complied with during the twelve months ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION.

         The following tables present information concerning the cash compensation and stock options provided to the Company's Chief Executive Officer and each additional executive officer whose total annualized compensation exceeded $100,000 for the year ended December 31, 2000 ("fiscal 2000").

SUMMARY COMPENSATION TABLE

         Annual Compensation
         -------------------


                                                                                          Long-term
                                                                                        Compensation
                                                                                           Awards
                                                                                         Securities
                                                                  Other Annual           Underlying
Name and                     Fiscal     Salary       Bonus        Compensation          /Options SARs           All Other
Principal Position            Year        $            $              ($)                    (#)               Compensation
------------------            ----      ------       -----        ------------          -------------          ------------
Fred Sternberg
Chairman of the Board,        2000     150,000         0              9,600               1,695,000
President, CEO

Debra Finnel
Vice President and Chief      2000     132,000         0
Operating Officer

David S. Gartner, CPA
Secretary and Chief           2000      96,557         0              6,000
Financial Officer


 * The above were not officers in 1999

Options Granted in the Year Ended December 31, 2000 to Executives


                             Number of             % of Total
                             Securities            Options/
                             Underlying            SARs
                             Options/              Granted to           Exercise or
                             SARs                  Employees in         Base Price             Expiration
Name                         Granted               Fiscal Year          ($/Share)              Date
----                         -------               -----------          ---------              ----
Fred Sternberg               300,000               52.04%               $0.30                  01/01/05
Fred Sternberg               360,000                                    $0.50                  01/01/05
Fred Sternberg               125,000                                    $1.00                  12/31/05 - 12/31/09
Fred Sternberg               200,000                                    $2.00                  09/19/05
Fred Sternberg               700,000                                    $0.75                  04/01/06 - 01/01/08


         Total number of options granted to non-executives for the twelve months ended December 31, 2000 was 1,543,000 and for the twelve months ended
December 31, 1999 was 1,778,000.

Aggregated Fiscal Year-End Option Value Table

         The following table sets forth certain information concerning unexercised stock options as of December 31, 2000. No stock appreciation rights were granted or are outstanding.


                                             Number of                                Value of Unexercised
                                        Unexercised Options                               In-the-Money
                                          Held at 12/31/00                            Options at 12/31/00 (1)
                          ---------------------------------------------------     ----------------------------
                                         Shares Acquired
                          Exercisable      On Exercise          Unexercisable     Exercisable    Unexercisable
                          -----------      -----------          -------------     -----------    -------------
Name                      (#)                                   (#)               ($)            ($)
----                      ---                                   ---               ---            ---
Fred Sternberg            885,000          885,000              800,000           300,193        81,280
Debbie Finnel             100,000          100,000              100,000           44,380         34,380
David Gartner             100,000          100,000              50,000            54,380         27,190


(1) The closing sale price of the Common Stock on December 29, 2000 as reported by OTCBB was $0.8438 per share. Value is calculated by multiplying (a) the difference between $0.8438 and the option exercisable price by (b) the number of shares of Common Stock underlying.

         Employment Agreements
         ---------------------

         Fred Sternberg
         --------------

         In January 2000 the Company entered into an employment agreement, subsequently amended, with Fred Sternberg, the Company's President, Chief Executive Officer and a director. The term of the agreement is for five years from the effective date. The annual salary under the Agreement is $150,000. Effective April 1, 2001 the salary is to be raised to $250,000 per year. Mr. Sternberg agreed to waive the bonus provisions and is eligible to receive a discretionary bonus. Additionally, Mr. Sternberg was previously granted options to purchase 300,000 shares of Common Stock at $0.30 per share and options to purchase 360,000 shares of Common stock at $0.50 per share upon the signing of the Agreement. Additional longevity options were granted at the rate of 25,000 options per year of employment at a price of $1.00 per share. The Agreement also provides for an additional 700,000 options at $0.75 per share vesting on various dates over the life of the Contract.

         The Agreement also provides, among other things, for (i) participation in any profit-sharing or retirement plan and in other employee benefits applicable to employees and executives of the Company; (ii) an automobile allowance of $800 per month and fringe benefits commensurate with the duties and responsibilities of Mr. Sternberg and (iii) benefits in the event of death or disability. The Agreement also contains certain non-disclosure and non-competition provisions.

         Under the terms of the Agreement, the Company may terminate the employment of Mr. Sternberg either with or without cause. If the Company without good cause terminates the Agreement, the Company would be obligated to continue to pay Mr. Sternberg's salary and any current and future bonuses that would have been earned under the agreement. Mr. Sternberg would also be entitled to all stock options earned or not yet earned through the full term of the Agreement.

         Debra Finnel
         ------------

         In January 2001 the Company entered into an employment agreement with Debra Finnel, Chief Operating Officer. The term of the agreement is five years and calls for an annual salary of $225,000, increasing to $250,000 on July 1, 2001. Ms. Finnel is also eligible to receive a discretionary bonus and has been granted options to purchase 300,000 shares of Common Stock at $1.00 per share with vesting over five years.

         The Agreement also calls for an automobile allowance of $1,500 per month and fringe benefits commensurate with Ms. Finnel's responsibilities as well as certain non-compete provisions.

CONSULTING AGREEMENTS

Effective February 29, 2000 Mr. Guillama resigned as President, CEO and as a Director of the Company. Mr. Guillama had entered a consulting agreement for one year. As part of his termination agreement he received 200,000 options at an average per share price of approximately $1.00, which shall expire within thirty
(30) months from February 29, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the Company's Common Stock beneficially owned at December 31, 2000 (i) by each person who is known by the Company to own beneficially 5% or more of the Company's common stock; (ii) by each of the Company's directors; and (ii) by all executive officers and directors as a group.


                                                                                  Percentage of
Name/Address of                                 Beneficial Ownership          Beneficial Ownership
Beneficial Owner                                    Common Stock                  Common Stock
----------------                                    ------------                  ------------
Martin Harrison, M.D. (2)                            5,311,372                         21.28%
P.O.Box 601757
North Miami Bch, FL 33160

*Fred Sternberg (3)                                  1,508,850                          6.04%

Noel J. Guillama (1)                                 1,490,666                          5.97%
460 Business Parkway
Royal Palm Beach, FL  33411

Paul Preste, M.D. (4)                                   63,163                          0.25%
404 Briny Avenue
Pompano Bch, FL  33062

Karl Sachs (5)                                         285,663                          1.14%
3675 SW 24th St
Miami, FL  33145

Mark Gerstenfeld (6)                                   288,329                          1.15%
9 Pimlico Drive
Commack, NY  11725

Michael Cahr (7)                                       342,440                          1.37%
1051 Saxony Drive
Highland Park, IL  60035

Marvin Heiman                                          157,465                          0.63%
1048 Saxony Drive
Highland Park, IL  60035

Michael Earley (8)                                      47,349                          0.19%
500 West Harbor Dr. #508
San Diego, CA  92101

*David Gartner (9)                                     100,000                          0.40%

*Debbie Finnel (10)                                    100,000                          0.40%

Directors and Executive
Officers as a group
(10 persons)                                         8,204,631                         32.86%


-------------
* Unless otherwise indicated the address of the beneficial owner is 500 Australian Avenue South, Suite 1000, West Palm Beach, FL 33401.

(1) Includes (1) 1,021,000 held by Mr. Guillama, (32) 265,000 shares held by Guillama Family Holdings, Inc., a corporation in which Mr. Guillama is an officer, (3) 142,000 shares held by Mr. Guillama as trustee for his minor son, and (4) 68,666 shares owned by Beacon Consulting Group, Inc., a corporation in which Mr. Guillama is a director. Does not include 1,500,000 shares currently held as collateral for an existing loan or 200,000 shares issuable upon exercise of options at prices ranging from $0.50 to $1.25 expiring on July 28, 2002.

(2) Includes (1) 4,391,372 shares held by Dr. Harrison, (2) 900,000 shares held by H3O, Inc., a corporation which Dr. Harrison is a Director and (3) 20,000 shares issuable upon exercise of options at a price of $0.91 until November 2, 2005. Does not include 70,000 shares issuable upon exercise of options at prices ranging from $6.938 to $7.938 per share with expirations from April 2003 to until April 18, 2003 or 20,000 shares issuable upon exercise of options at a price of $0.91 per share which are not yet vested

(3) Includes (1) 405,850 shares held by Sternco, Inc., a corporation which Mr. Sternberg is President, (2) 18,000 shares held by Mr. Sternberg's wife and
(3) 1,085,000 shares issuable upon the exercise of options at a prices ranging from $0.30 to $2.00 with expirations from May 2004 to December 2005. Does not include 800,000 shares issuable upon the exercise of options at prices ranging from $0.75 to $1.00, which have not yet vested.

(4) Includes (1) 23,163 shares held by Dr. Preste and (2) 40,000 shares issuable upon exercise of options at a price of $0.30 with expirations from May 2004 to April 2005.

(5) Does not include 25,000 shares issuable upon exercise of options at a price of $0.30 per share that have not yet vested.

(6) Includes 93,329 shares held by Mr. Gerstenfeld and 170,000 shares issuable upon exercise of options at a price of $0.30 to $0.75 per share with expirations from October 2003 to May 7 2005. Does not include 50,000 shares issuable upon exercise of options at a price of $0.75 that have not yet vested.

(7) Includes 338,440 shares held by Michael Cahr and 4,000 shares held by Michael Cahr as custodian for his son.

(8) Includes 2,349 shares held by Mike Earley and 45,000 shares issuable upon the exercise of options at prices ranging from $0.75 to $2.00 per share with expirations from June 2005 to September 2005. Does not include 20,000 shares issuable upon the exercise of options at a price of $0.75 per share that have not yet vested.

(9) Does not include 50,000 shares issuable upon the exercise of options at a price of $0.30 per share that have not yet vested.

(10) Includes 100,000 shares issuable upon the exercise of options at prices ranging from $0.30 to $0.50 per share with expiration from March 2001 to October 2005. Does not include 100,000 shares issuable upon the exercise of options at a price of $0.50 per share that have not yet vested

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company previously had a consulting agreement with Sternco, Inc., an affiliate of Fred Sternberg that provided for commissions on any acquisition for which Sternco is or was the introducing party or materially contributed to such acquisition. The consulting agreement was terminated upon the execution of Mr. Sternberg's employment agreement.

         In November 2000, the Company loaned Debra Finnel $30,000. The loan has been recorded as an employee advance and will be repaid in 2001.

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

ITEM 13.EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements

                                                             METROPOLITAN HEALTH

                                                 NETWORKS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                               CONSOLIDATED FINANCIAL STATEMENTS

                                                               DECEMBER 31, 2000

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Board of Directors and Stockholders
Metropolitan Health Networks, Inc. and Subsidiaries
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheet of Metropolitan Health Networks, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficiency in assets), and cash flows for the year then ended, the six months ended December 31, 1999, and the year ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Health Networks, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, the six months ended December 31, 1999, and the year ended June 30, 1999, in conformity with accounting principles generally accepted in the United States.



                                                     KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida
February 21, 2001, except for Note 15 which is March 30, 2001


METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------

ASSETS
-----------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash                                                                           $    44,724
     Accounts receivable, net of allowances of $5,065,000                             7,170,480
     Other current assets                                                               144,488
-----------------------------------------------------------------------------------------------
         Total current assets                                                         7,359,692

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
     $1,149,163 (Note 3)                                                              1,099,692

GOODWILL, net of accumulated amortization of $541,480 (Note 1)                        3,242,212

OTHER ASSETS                                                                             63,656
-----------------------------------------------------------------------------------------------

                                                                                    $11,765,252
-----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------

CURRENT LIABILITIES
     Accounts payable                                                               $ 1,773,027
     Advances from HMO                                                                2,552,931
     Due to related parties (Note 9)                                                    105,800
     Accrued expenses (Note 13)                                                       1,646,865
     Unearned revenue (Note 6)                                                          316,667
     Line of credit (Note 5)                                                            434,091
     Current maturities of capital lease obligations (Note 7)                            35,978
     Current maturities of long-term debt (Note 8)                                    1,022,697
-----------------------------------------------------------------------------------------------
         Total current liabilities                                                    7,888,056

PAYROLL TAXES PAYABLE (NOTE 13)                                                       1,440,000

UNEARNED REVENUE (NOTE 6)                                                               590,277

CAPITAL LEASE OBLIGATIONS (NOTE 7)                                                       33,647

LINE OF CREDIT (NOTE 5)                                                                 377,009

LONG-TERM DEBT (NOTE 8)                                                                 195,630

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS' EQUITY (NOTE 11)                                                        1,240,633
-----------------------------------------------------------------------------------------------

                                                                                    $11,765,252
===============================================================================================



                            See accompanying notes.


METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2000, SIX MONTHS ENDED DECEMBER 31, 1999
AND YEAR ENDED JUNE 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             Year Ended        Six Months Ended        Year Ended
                                                                          December 31, 2000    December 31, 1999      June 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES (Note 14)                                                          $ 119,129,854        $  10,020,795        $  18,501,497
-----------------------------------------------------------------------------------------------------------------------------------

EXPENSES
     Direct medical costs                                                     109,230,078            6,455,678            7,346,978
     Payroll, payroll taxes and benefits                                        4,072,887            3,280,791            7,046,342
     Depreciation and amortization                                                666,330              918,145            1,870,774
     Bad debt expense                                                             643,734               54,418            1,060,856
     Rent and leases                                                              654,408            1,225,910            1,955,352
     Consulting expense                                                           323,304              304,283            1,000,608
     General and administrative                                                 1,870,850            1,290,497            5,379,189
-----------------------------------------------------------------------------------------------------------------------------------
         Total expenses                                                       117,461,591           13,529,722           25,660,099

-----------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)                                     1,668,263           (3,508,927)          (7,158,602)
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Gain (loss) on Primedica (Note 2)                                          3,448,288                 --             (2,206,448)
     Loss on disposal of assets                                                    (1,501)          (2,185,537)            (362,003)
     Gain on settlement of capital lease obligations                              572,000                 --                   --
     Interest expense                                                            (588,208)            (300,022)            (683,203)
     Other                                                                          9,727                 --                 90,440
-----------------------------------------------------------------------------------------------------------------------------------
         Total other income (expense)                                           3,440,306           (2,485,559)          (3,161,214)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                           $   5,108,569        $  (5,994,486)       $ (10,319,816)
===================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                           16,887,402           10,738,757            7,185,142
===================================================================================================================================

NET EARNINGS (LOSS) PER SHARE, basic                                        $        0.29        $       (0.55)       $       (1.44)
===================================================================================================================================

NET EARNINGS (LOSS) PER SHARE, diluted                                      $        0.24        $       (0.55)       $       (1.44)
===================================================================================================================================



                            See accompanying notes.


METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
YEAR ENDED DECEMBER 31, 2000, SIX MONTHS ENDED DECEMBER 31, 1999
AND YEAR ENDED JUNE 30, 1999

--------------------------------------------------------------------------------------------------------------------------
                                                                                                  Common
                                                                   Preferred    Preferred         Stock          Common
                                                                     Shares       Stock           Shares         Stock
--------------------------------------------------------------------------------------------------------------------------
BALANCES - JUNE 30, 1998                                             6,200    $  1,700,000       6,306,569    $      6,307
Conversion of preferred shares into common shares (Note 11)           (700)       (700,000)      1,297,305           1,297
Returned or retired shares (Note 2)                                   --              --          (114,354)           (114)
Shares issued in lieu of compensation                                 --              --           426,427             426
Shares issued for consulting services                                 --              --           540,500             541
Shares issued for marketing services                                  --              --           250,000             250
Shares issued for legal services                                      --              --            25,000              25
Shares issued for director's fees                                     --              --            18,000              18
Shares issued for non-compete agreement                               --              --           125,000             125
Shares issued as contingent consideration with acquisition            --              --           225,000             225
Exercise of options (Note 12)                                         --              --           252,318             252
Dividends on preferred stock (Note 11)                                --              --              --              --
Options granted for services rendered (Note 12)                       --              --              --              --
Issuance of options in lieu of compensation (Note 12)                 --              --              --              --
Net loss                                                              --              --              --              --
--------------------------------------------------------------------------------------------------------------------------
BALANCES - JUNE 30, 1999                                             5,500       1,000,000       9,351,765           9,352
Conversion of preferred shares into common shares (Note 11)           (500)       (500,000)      2,300,000           2,300
Shares issued in lieu of compensation                                 --              --            62,700              63
Shares issued for consulting services                                 --              --            29,000              29
Shares issued for loans                                               --              --            70,000              70
Shares issued for director's fees                                     --              --            11,500              11


---------------------------------------------------------------------------------------------------------------
                                                                    Additional
                                                                     Paid-in
                                                                     Capital          Deficit          Total
---------------------------------------------------------------------------------------------------------------
BALANCES - JUNE 30, 1998                                           $ 10,450,452    $ (6,924,318)   $  5,232,441
Conversion of preferred shares into common shares (Note 11)             698,703            --              --
Returned or retired shares (Note 2)                                    (276,594)           --          (276,708)
Shares issued in lieu of compensation                                   428,159            --           428,585
Shares issued for consulting services                                   228,509            --           229,050
Shares issued for marketing services                                    127,000            --           127,250
Shares issued for legal services                                         81,225            --            81,250
Shares issued for director's fees                                         6,282            --             6,300
Shares issued for non-compete agreement                                 218,625            --           218,750
Shares issued as contingent consideration with acquisition                 (225)           --              --
Exercise of options (Note 12)                                            89,748            --            90,000
Dividends on preferred stock (Note 11)                                     --           (47,503)        (47,503)
Options granted for services rendered (Note 12)                         576,310            --           576,310
Issuance of options in lieu of compensation (Note 12)                   153,292            --           153,292
Net loss                                                                   --       (10,319,816)    (10,319,816)
---------------------------------------------------------------------------------------------------------------
BALANCES - JUNE 30, 1999                                             12,781,486     (17,291,637)     (3,500,799)
Conversion of preferred shares into common shares (Note 11)             497,700            --              --
Shares issued in lieu of compensation                                    19,770            --            19,833
Shares issued for consulting services                                     5,686            --             5,715
Shares issued for loans                                                  34,930            --            35,000
Shares issued for director's fees                                         5,681            --             5,692



                            See accompanying notes.


METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS) (CONTINUED)
YEAR ENDED DECEMBER 31, 2000, SIX MONTHS ENDED DECEMBER 31, 1999
AND YEAR ENDED JUNE 30, 1999
----------------------------------------------------------------------------------------------------------------------
                                                                                               Common
                                                                 Preferred     Preferred       Stock           Common
                                                                   Shares        Stock         Shares           Stock
----------------------------------------------------------------------------------------------------------------------
Shares issued for interest expense and late fees                     --             --          130,000            130
Shares issued as contingent consideration with acquisition           --             --          156,923            157
Dividends on preferred stock (Note 11)                               --             --             --             --
Issuance of options in lieu of compensation (Note 12)                --             --             --             --
Net loss                                                             --             --             --             --
----------------------------------------------------------------------------------------------------------------------
BALANCES - DECEMBER 31, 1999                                        5,000        500,000     12,111,888         12,112
Shares issued as prepayment for consulting services                  --             --           82,500             82
Shares issued in lieu of compensation                                --             --           55,019             55
Shares issued for consulting services                                --             --          378,603            379
Shares issued in connection with private placements                  --             --          874,176            874
Shares issued for loans                                              --             --        2,773,001          2,773
Shares issued for director's fees                                    --             --           97,666             98
Shares issued for interest expense and late fees                     --             --          890,951            891
Shares issued in connection with acquisition                         --             --           50,000             50
Shares issued as contingent consideration with acquisition           --             --           14,000             14
Shares issued in settlement                                          --             --        3,660,333          3,660
Exercise of options and warrants                                     --             --          729,096            729
Issuance of options for services (Note 12)                           --             --             --             --
Net income                                                           --             --             --             --
----------------------------------------------------------------------------------------------------------------------
BALANCES - DECEMBER 31, 2000                                        5,000   $    500,000     21,717,233   $     21,717
======================================================================================================================


------------------------------------------------------------------------------------------------------------------------------
                                                                   Additional
                                                                     Paid-in          Prepaid
                                                                     Capital          Expenses        Deficit        Total
------------------------------------------------------------------------------------------------------------------------------
Shares issued for interest expense and late fees                        46,090            --              --            46,220
Shares issued as contingent consideration with acquisition                (157)           --              --              --
Dividends on preferred stock (Note 11)                                    --              --            (6,986)         (6,986)
Issuance of options in lieu of compensation (Note 12)                   97,205            --              --            97,205
Net loss                                                                  --              --        (5,994,486)     (5,994,486)
------------------------------------------------------------------------------------------------------------------------------
BALANCES - DECEMBER 31, 1999                                        13,488,391            --       (23,293,109)     (9,292,606)
Shares issued as prepayment for consulting services                     88,605         (33,258)           --            55,429
Shares issued in lieu of compensation                                   48,196            --              --            48,251
Shares issued for consulting services                                  125,856            --              --           126,235
Shares issued in connection with private placements                  1,061,968            --              --         1,062,842
Shares issued for loans                                              2,385,961            --              --         2,388,734
Shares issued for director's fees                                       28,551            --              --            28,649
Shares issued for interest expense and late fees                       134,193            --              --           135,084
Shares issued in connection with acquisition                            66,717            --              --            66,767
Shares issued as contingent consideration with acquisition              26,986            --              --            27,000
Shares issued in settlement                                          1,188,822            --              --         1,192,482
Exercise of options and warrants                                       160,362            --              --           161,091
Issuance of options for services (Note 12)                             132,106            --              --           132,106
Net income                                                                --              --         5,108,569       5,108,569
------------------------------------------------------------------------------------------------------------------------------
BALANCES - DECEMBER 31, 2000                                      $ 18,936,714    $    (33,258)   $(18,184,540)   $  1,240,633
==============================================================================================================================



                            See accompanying notes.


METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2000, SIX MONTHS ENDED DECEMBER 31, 1999 AND YEAR ENDED JUNE 30, 1999
------------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended       Six Months Ended
                                                                                   December 31, 2000   December 31, 1999
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                $  5,108,569       $ (5,994,486)
------------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net income (loss)to net cash provided by (used in)
         operating activities:
         Depreciation and amortization                                                     666,330            918,145
         Gain (loss) on Primedica                                                       (3,448,288)
         Loss on disposal of assets                                                           --            2,185,537
         Provision for bad debts                                                           643,734             54,418
         Realized loss on sales of securities                                                 --                 --
         Change in unrealized gain on trading securities                                      --                 --
         Loss on sale of property and equipment                                               --                 --
         Gain on settlement of capital lease obligations                                  (572,000)              --
         Amortization of discount on note payable                                           36,206               --
         Stock options granted in lieu of compensation                                        --               97,205
         Stock options granted for professional services                                   132,106               --
         Stock issued in lieu of compensation                                               76,900             25,525
         Stock issued for professional services                                            126,235              5,715
         Stock issued for interest and late fees                                           135,084             46,220
         Stock issued in connection with settlements                                       179,868               --
         Changes in operating assets and liabilities:
             Accounts receivable                                                        (4,704,246)           403,166
             Other current assets                                                          168,641           (209,951)
             Other assets                                                                 (249,323)            24,585
             Due to related parties                                                         10,095               --
             Accounts payable and accrued expenses                                      (1,077,254)         1,130,062
             Unearned revenue                                                              781,944            125,000
             Medical claims payable                                                        (98,907)              --
------------------------------------------------------------------------------------------------------------------------
                  Total adjustments                                                     (7,192,875)         4,805,627
------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) operating
                           activities                                                   (2,084,306)        (1,188,859)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deferred acquisition costs                                                               --                 --
     Repayment (issuance) of notes receivable                                                 --                 --
     Cash consideration paid for companies acquired                                       (758,486)          (200,000)
     Capital expenditures                                                                 (265,858)          (109,181)
------------------------------------------------------------------------------------------------------------------------
                      Net cash used in investing activities                             (1,024,344)          (309,181)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants                                  161,091               --
     Net borrowings (repayments) under line of credit facilities                          (709,568)         1,388,437
     Repayments of notes payable                                                        (1,686,805)          (484,267)
     Borrowings on notes payable                                                         3,554,867            847,025
     Net repayments of capital lease obligations                                          (185,984)          (360,155)
     Net proceeds from issuance of common stock                                          1,062,842               --
     Advances from HMO                                                                     956,931            107,000
------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) financing
                           activities                                                    3,153,374          1,498,040
------------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   44,724               --

CASH AND CASH EQUIVALENTS - BEGINNING                                                         --                 --
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - ENDING                                                    $     44,724       $       --
------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------
                                                                                     Year Ended
                                                                                    June 30, 1999
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                              $(10,319,816)
-------------------------------------------------------------------------------------------------
     Adjustments to reconcile net income (loss)to net cash provided by (used in)
         operating activities:
         Depreciation and amortization                                                 1,702,034
         Gain (loss) on Primedica                                                      2,206,448
         Loss on disposal of assets                                                      362,003
         Provision for bad debts                                                       1,060,856
         Realized loss on sales of securities                                            131,452
         Change in unrealized gain on trading securities                                 (85,314)
         Loss on sale of property and equipment                                           14,339
         Gain on settlement of capital lease obligations                                    --
         Amortization of discount on note payable                                        168,740
         Stock options granted in lieu of compensation                                   153,292
         Stock options granted for professional services                                 576,310
         Stock issued in lieu of compensation                                            428,585
         Stock issued for professional services                                          443,850
         Stock issued for interest and late fees                                            --
         Stock issued in connection with settlements                                        --
         Changes in operating assets and liabilities:
             Accounts receivable                                                       1,330,769
             Other current assets                                                        145,865
             Other assets                                                                 85,436
             Due to related parties                                                         --
             Accounts payable and accrued expenses                                     2,044,599
             Unearned revenue                                                            300,144
             Medical claims payable                                                     (487,597)
-------------------------------------------------------------------------------------------------
                  Total adjustments                                                   10,581,811
-------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) operating
                           activities                                                    261,995
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deferred acquisition costs                                                          171,890
     Repayment (issuance) of notes receivable                                            170,000
     Cash consideration paid for companies acquired                                         --
     Capital expenditures                                                               (908,712)
-------------------------------------------------------------------------------------------------
                      Net cash used in investing activities                             (566,822)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants                                 90,000
     Net borrowings (repayments) under line of credit facilities                      (1,543,694)
     Repayments of notes payable                                                         (82,044)
     Borrowings on notes payable                                                         420,017
     Net repayments of capital lease obligations                                        (584,916)
     Net proceeds from issuance of common stock                                             --
     Advances from HMO                                                                 1,089,000
-------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) financing
                           activities                                                   (611,637)
-------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (916,464)

CASH AND CASH EQUIVALENTS - BEGINNING                                                    916,464
-------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - ENDING                                                  $       --
-------------------------------------------------------------------------------------------------



                            See accompanying notes.


METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
-------------------------------------------------------------------------------------------------------------------------
         YEAR ENDED DECEMBER 31, 2000, SIX MONTHS ENDED DECEMBER 31, 1999
         AND YEAR ENDED JUNE 30, 1999
                                                                        Year Ended     Six Months Ended      Year Ended
                                                                    December 31, 2000  December 31, 1999    June 30, 1999
-------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures:
-------------------------------------------------------------------------------------------------------------------------

     Interest paid                                                      $  599,000         $  221,000         $  633,000
-------------------------------------------------------------------------------------------------------------------------

     Income taxes paid                                                  $     --           $     --           $     --
-------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Non-cash Investing and Financing
     Activities (Note 2)
-------------------------------------------------------------------------------------------------------------------------

     Common stock issued in connection with acquisitions                $   66,767         $     --           $     --
-------------------------------------------------------------------------------------------------------------------------

     Issuance of notes payable in connection with acquisitions          $     --           $     --           $   37,801
-------------------------------------------------------------------------------------------------------------------------

     Fair value of assets received in connection with
         acquisitions                                                   $  134,550         $     --           $  581,810
-------------------------------------------------------------------------------------------------------------------------

     Fair value of liabilities assumed in connection with
         acquisitions                                                   $  198,769         $     --           $  454,054
-------------------------------------------------------------------------------------------------------------------------

     Capital lease obligations incurred on purchases of equipment       $     --           $     --           $  502,808
-------------------------------------------------------------------------------------------------------------------------

     Dividends accrued but not paid                                     $     --           $     --           $   47,503
-------------------------------------------------------------------------------------------------------------------------

     Purchase price in excess of net assets acquired                    $  340,760         $  820,000         $     --
-------------------------------------------------------------------------------------------------------------------------

     Conversion of preferred shares into common stock                   $     --           $  500,000         $     --
-------------------------------------------------------------------------------------------------------------------------

     Fair value of assets disposed of in connection with sales          $     --           $4,694,944         $     --
-------------------------------------------------------------------------------------------------------------------------

     Fair value of liabilities disposed of in connection with
         sales                                                          $     --           $2,509,407         $     --
-------------------------------------------------------------------------------------------------------------------------

     Common stock issued for non-compete agreement                      $     --           $     --           $  218,750
-------------------------------------------------------------------------------------------------------------------------

     Conversion of debt into common stock                               $2,388,734         $     --           $     --
-------------------------------------------------------------------------------------------------------------------------

     Common stock issued as contingent consideration in
         connection with acquisition                                    $   27,000         $     --           $     --
-------------------------------------------------------------------------------------------------------------------------

     Common stock issued in connection with settlements                 $1,012,614         $     --           $     --
-------------------------------------------------------------------------------------------------------------------------



                            See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Consolidation

         The consolidated financial statements include the accounts of Metropolitan Health Networks, Inc. and all subsidiaries. The consolidated group is referred to, collectively, as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

         Organization and Business Activity

         The Company was incorporated in January 1996, under the laws of the State of Florida for the purpose of acquiring and operating health care related businesses. The Company operates principally in South and Central Florida. The Company and certain of the wholly owned general medical practices operate under agreements with a national health maintenance organization (HMO). Commencing in 1999, the Company entered into additional agreements with the HMO in locations where it did not have owned medical practices and in connection therewith, began contracting with physicians to provide medical care to certain patients through non-owned medical practices. (See accounts receivable and revenue recognition.) The Company also provided medical billing services to third party medical businesses through December 31, 1999.

         Segment Reporting

         The Company applies Financial Accounting Standards Boards ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

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

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

         Depreciation and Amortization

         Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements and property under capital leases is computed on a straight-line basis over the shorter of the estimated useful lives or the assets in the term of the lease. The range of useful lives is as follows:

                  Machinery and equipment                                  5 - 7 years
                  Computer and office equipment, including items
                     under capital lease                                   5 - 7 years
                  Furniture and fixtures                                   5 - 7 years
                  Auto equipment                                               5 years
                  Leasehold improvements                                       5 years


         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates.

         Direct medical expenses are based in part upon estimates of claims incurred but not reported (IBNR). These estimates are made by the HMO utilizing actuarial methods and are continually evaluated by management of the Company based upon its specific claims experience. Management believes its estimates of IBNR claims are reasonable, however, it is reasonably possible the Company's estimate of these claims could change in the near term, and these changes may be material.

         From time to time, the Company is charged for certain medical expenses for which, under its contract with the HMO, the Company believes it is not liable. In connection therewith, the Company is contesting (Contestation Recoveries) certain costs aggregating $3,871,000. Management's estimate of these contestations recovery is determined based upon its judgment and its consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors. Accordingly, the Company has reduced direct medical costs by approximately $774,000, which represents an estimated recovery of 20% of total contestations. It is reasonably possible the Company's estimate of these recoveries could change in the near term, and these changes may be material.

         The allowance for doubtful accounts is an estimate which is established through charges to earnings for estimated uncollectible amounts. Management's judgment in determining the adequacy of the allowance is based upon several factors which include, but are not limited to, the nature and volume of the accounts receivable and management's judgment with respect to current economic conditions and their impact on the receivable balances. It is reasonably possible the Company's estimate of the allowance for doubtful accounts could change in the near term, and these changes may be material.

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

         The Company has estimated it is entitled to rebates of approximately $640,000 relating to pharmacy costs incurred during the year ended December 31, 2000. This amount has been deducted from medical costs. Management's estimates of pharmacy rebates is based principally upon the Company's prior experience and other qualitative factors. It is reasonably possible the Company's estimate of pharmacy rebates could change in the near term, and these changes may be material.

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

                  Line of credit facilities, capital lease obligations, long-term debt - The fair value of line of credit facilities, capital lease obligations and long-term debt are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2000, the fair values approximate the carrying values.

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

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

         The Company is a party to certain managed care contracts and provides medical care to its patients through owned and non-owned medical practices. Accordingly, revenues under these contracts are reported as Provider Service Network (PSN) revenues, and the cost of provider services under these contracts are not included as a deduction to net revenues of the Company but are reported as an operating expense. In connection with its PSN operations, the Company is exposed to losses to the extent of its share (100% for Medicare Part B and 50% for Medicare Part A) of deficits, if any, on its owned and non-owned managed medical practices.

         Revenues for the year ended December 31, 2000, six month period ended December 31, 1999 and the year ended June 30, 1999 were as follows:


                                                Year Ended      Six Months Ended      Year Ended
                                             December 31, 2000  December 31, 1999    June 30, 1999
         -----------------------------------------------------------------------------------------
         Patient revenues, net                 $   4,240,709       $  3,170,405       $  9,606,854
         PSN revenues                            114,889,145          6,838,390          8,862,826
         Billing service revenues, net                     -             12,000             31,817
         -----------------------------------------------------------------------------------------

                                               $ 119,129,854       $ 10,020,795       $ 18,501,497
         -----------------------------------------------------------------------------------------


         Advances from HMO

         Advances represent amounts advanced from the HMO to the Company. These advances are due on demand and are being repaid via offsets to future revenues earned from the HMO.

         Goodwill

         In connection with its acquisitions of physician and ancillary practices, the Company has recorded goodwill of $3,783,692 and $2,644,446 as of December 31, 2000 and 1999, respectively, which is the excess of the purchase price over the fair value of the net assets acquired. The goodwill is attributable to the general reputation of these businesses in the communities they serve, the collective experience of the management and other employees, contracts with health maintenance organizations, licenses, relationships between the physicians and their patients, patient lists and other similar intangible assets. The Company evaluates the underlying facts and circumstances related to each acquisition in establishing amortization periods for the related goodwill. The goodwill related to current and prior year's acquisitions is being amortized on a straight-line basis over 10 years.

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

         Capital Lease Settlement

         During the year ended December 31, 2000, a vendor/lessee to a former subsidiary disposed of during 1999 repossessed equipment from the former subsidiary in partial satisfaction of certain company obligations. In connection with this satisfaction, the Company recorded other income of approximately $572,000.

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

         New Accounting Pronouncements

         In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB statement No. 125) ("SFAS No. 140"). This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. The Company has determined that the impact of adopting SFAS No. 140 will not be material to its consolidated financial statements.

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 (an amendment of FASB Statement No. 133). Under the provisions of this statement, the effective date of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), is deferred to fiscal years beginning after June 15, 2000. The Company has determined that the impact of adopting SFAS No. 133 will not be material to its consolidated financial statements.

         Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101") issued by the Securities and Exchange Commission, became effective beginning the fourth quarter of 2000. SAB 101 had no material impact on the Company's revenue recognition policies.

--------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

         Reclassification

         Certain amounts in the financial statements for the six month period ended December 31, 1999 and the year ended June 30, 1999 have been reclassified to conform with the December 31, 2000 financial statement presentation.

--------------------------------------------------------------------------------
NOTE 2.  ACQUISITIONS AND DISPOSALS
--------------------------------------------------------------------------------

         Alpha Clinical Purchase

         During October 1999, the Company entered into a management agreement with Alpha Clinical Laboratory (Alpha) to act as Alpha's management company for a fee of 10% of Alpha's collections. Concurrently, the Company entered into an unconditional and irrevocable option to purchase or designate a third party to purchase at any time prior to October 31, 2000 all of the outstanding common stock of Alpha. Subsequent to October 1999, the Company began advancing Alpha funds to support its operations. At December 31, 1999 the Company had advanced approximately $210,000 to Alpha. On May 12, 2000 these advances, plus additional advances in 2000 were converted into a promissory note in the amount of $512,000.

         Effective October 1, 2000, the Company acquired Alpha for approximately $1,035,000. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their fair market values. In connection with this acquisition, approximately $1,099,000 was allocated to goodwill as follows:

         50,000 shares of the Company's common stock                $    66,767
         Forgiveness of promissory note and other advances              968,000
         ----------------------------------------------------------------------
         Total consideration                                          1,034,767
         Fair value of assets acquired                                 (134,775)
         Fair value of liabilities assumed                              198,769
         ----------------------------------------------------------------------

                                                                    $ 1,098,761
         ----------------------------------------------------------------------

         The results of the operations beginning October 1, 2000 are included in the Company's statement of operations.

--------------------------------------------------------------------------------
NOTE 2.  ACQUISITIONS AND DISPOSALS (Continued)
--------------------------------------------------------------------------------

         Unaudited pro forma results of operations, assuming the business combination had occurred at the beginning of each period, after giving effect to certain adjustments resulting from the acquisition for each of the periods presented below were as follows:


                                                             Unaudited
                                       -----------------------------------------------------
                                            For the            For the           For the
                                           Year Ended      Six Months Ended     Year Ended
                                       December 31, 2000  December 31, 1999   June 30, 1999
         -----------------------------------------------------------------------------------
         Revenue                          $119,372,854      $ 10,182,795       $ 18,825,497

         Net income (loss)                $  4,820,569     ($  6,186,486)     ($ 10,703,816)

         Net income (loss) per share      $       0.29     ($       0.58)     ($       1.49)


         The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combination had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

         Magnetic Imaging Systems I, Ltd. and the Nuclear Magnetic Imaging, Inc.
         (MIS)

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

--------------------------------------------------------------------------------
NOTE 2.  ACQUISITIONS AND DISPOSALS (Continued)
--------------------------------------------------------------------------------

         Datascan

         Effective September 30, 1996, the Company acquired Datascan of Florida, Inc. (Datascan) for $1,170,529. The purchase price consisted of 300,000 shares of the Company's common stock (valued at $3 per share), related acquisition costs of $42,529 and contingent consideration of 100,000 shares of the Company's common stock (valued at $2.28) issued on June 30, 1997. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. As a result of this acquisition, $429,463 was allocated to goodwill. Effective December 31, 1999, Datascan was sold to its former owner in exchange for the settlement of all outstanding litigation and termination of all Executive Employment Agreements and all stock options held by the former owner. The Buyer also assumed certain third party obligations of the Company. In connection with this disposal, the Company recognized a loss of approximately $1,163,000 during the six months ended December 31, 1999.

         The Practices

         Effective April 1, 1998, the Company acquired two physician practices (the Practices) from Primedica Healthcare, Inc. (Primedica) for $2,431,123. The purchase price consisted of a 7.5% note payable of $3,500,000, which was to be amortized over 20 years, with a balloon payment due on April 1, 2003 (the Promissory Note). The Company discounted this Promissory Note $1,068,877 based upon the Company's incremental borrowing rate at April 1, 1998 (16%). The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. As a result of this acquisition, $1,588,349 was allocated to goodwill.

         During 1999, the Company defaulted on the Promissory Note and a judgement was entered against the Company for $4,745,370. Accordingly, the Promissory Note was increased to $4,745,370, and a loss of $2,206,448 was recorded in the consolidated statement of operations for the year ended June 30, 1999.

         Subsequent to June 30, 1999, the Company and Primedica reached a settlement whereby the Company agreed to pay Primedica $1,513,235, subject to a provision stating that if timely payments were not received by Primedica, the Company would be liable for $4,745,364. On October 26, 1999, the Company was notified by Primedica that it was in default of this settlement agreement.

         In August 2000, the Company and Primedica reached a final settlement agreement providing for full settlement of all Primedica judgments upon a payment of $350,000. In connection therewith, the Company recorded "other income" of approximately $3,500,000 for the year ended December 31, 2000.

--------------------------------------------------------------------------------
NOTE 2.  ACQUISITIONS AND DISPOSALS (Continued)
--------------------------------------------------------------------------------

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

         Advanced Healthcare, Inc.

         Pursuant to an asset purchase agreement effective March 17, 1999, the Company acquired all operating assets and certain liabilities of Advanced Healthcare, Inc. (Advanced) for $512,000. The purchase price consisted of assumed liabilities of approximately $387,000 and payments of approximately $90,000 in cash and 70,000 shares of the Company's common stock (valued at $0.50 per share). At June 30, 1999, the shares were held in escrow and subsequently were released from escrow and issued. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The results of operations beginning March 17, 1999 are included in the Company's statement of operations. As a result of this acquisition $125,000 was recorded as goodwill.

         Unaudited pro forma results of operations, assuming the acquisition of Family Medical Plaza, Inc. and Advanced occurred as of the beginning of the fiscal year ended June 30, 1999, after giving effect to certain adjustments such as the elimination of intercompany transactions resulting from the acquisitions were as follows:

                                                                    Unaudited
                                                                 ---------------
                                                                  June 30, 1999
         -----------------------------------------------------------------------
         Revenues                                                  $ 19,749,497
         Net loss                                                 ($ 10,947,319)
         Loss per share                                           ($       1.52)
         -----------------------------------------------------------------------

         The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combination had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

--------------------------------------------------------------------------------
NOTE 2.  ACQUISITIONS AND DISPOSALS (Continued)
--------------------------------------------------------------------------------

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

         Purchase of Dr. Federgreen

         Pursuant to an asset purchase agreement effective December 30, 1999, the Company acquired certain assets of the Medical practice of Dr. Federgreen. The purchase price consisted of a $120,000 note payable. The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. The results of operations beginning January 1, 2000 are included in the Company's statement of operations. As a result of this acquisition approximately $120,000 was recorded as goodwill.

         In addition to the purchase consideration, the Company is potentially liable for additional consideration based on the amount of adjusted pre-tax earnings for the first year of operations, on a scalable basis up to $60,000 if earnings are $225,000 or above.

         Unaudited pro forma results of operations, assuming the acquisition of the Sreekumar and Federgreen practices occurred as of the beginning of the six month ended December 31, 1999 and the year ended June 30, 1999, after giving effect to certain adjustments such as the elimination of intercompany transactions resulting from the acquisitions were as follows:

                                                         Unaudited
                                            ------------------------------------
                                             Six Month Ended        Year Ended
                                            December 31, 1999      June 30, 1999
         -----------------------------------------------------------------------
         Revenues                             $ 10,560,795         $ 19,581,497
         Net loss                            ($  5,874,486)       ($ 10,079,816)
         Loss per share                      ($       0.55)       ($       1.40)
         -----------------------------------------------------------------------

         The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combination had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

--------------------------------------------------------------------------------
NOTE 3.  PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

         Property and equipment consisted of the following:

                                                               December 31, 2000
         -----------------------------------------------------------------------
         Computer and office equipment under capital lease        $   396,000
         Machinery and medical equipment                              264,020
         Furniture and fixtures                                       582,187
         Leasehold improvements                                       441,153
         Computer and office equipment                                504,115
         Automobile equipment                                          61,380
         -----------------------------------------------------------------------
                                                                    2,248,855
         Less accumulated depreciation and amortization            (1,149,163)
         -----------------------------------------------------------------------
                                                                  $ 1,099,692
         -----------------------------------------------------------------------

         Accumulated amortization of computer equipment and office equipment under capital leases was $307,183 at December 31, 2000

         Depreciation and amortization expense totaled approximately $286,800, $594,000 and $1,361,000 for the year ended December 31, 2000, the six months ended December 31, 1999 and for the year ended June 30, 1999, respectively.

--------------------------------------------------------------------------------
NOTE 4.  INVESTMENTS
--------------------------------------------------------------------------------

         During the year ended June 30, 1999, the Company disposed of all investments in trading securities. The change in unrealized gain (loss) on trading securities for the year ended June 30, 1999 was $85,314. These changes are included in other income (expense) in the consolidated statements of operations.

         Net realized losses on sales of trading securities for the period ended June 30, 1999 were $131,452 and are included in other income (expense) in the consolidated statements of operations.

--------------------------------------------------------------------------------
NOTE 5.  LINE OF CREDIT FACILITIES
--------------------------------------------------------------------------------

         During June 1999, the Company entered into a three year line of credit agreement providing for maximum borrowings not to exceed $2,000,000. Any outstanding amounts under this credit facility are collateralized by substantially all assets of the Company and the Company can borrow up to 85% of eligible accounts receivable, as defined. This facility bears interest at prime plus 4% with repayments made directly through a lock box arrangement. At December 31, 2000, $811,100 was outstanding on this credit facility.

--------------------------------------------------------------------------------
NOTE 5.  LINE OF CREDIT FACILITIES (Continued)
--------------------------------------------------------------------------------

         Subsequent to year end $377,009 of the line of credit balance was refinanced on a long-term basis and is reflected as a long-term liability at December 31, 2000.

--------------------------------------------------------------------------------
NOTE 6.  UNEARNED REVENUE
--------------------------------------------------------------------------------

         On August 22, 2000, the Company entered into a Pharmacy Services Agreement (Pharmacy Agreement) with a medical management and software company (Pharmacy Consultant), to provide consulting, technology, and software services for the Company's start-up pharmacy operation, for an initial term of three years. In connection with this agreement, the Pharmacy Consultant paid the Company $500,000, subject to return if the Company elects to cancel the Pharmacy Agreement under certain provisions. Of this amount approximately $56,000 has been recognized as revenue during the year ended December 31, 2000, and approximately $167,000 and $278,000 are included as unearned revenue - current liabilities and unearned revenue -long term, respectively, in the accompanying balance sheet.

         On October 6, 2000, the Company received an additional $500,000 in funding from the Pharmacy Consultant in connection with a 10 year exclusive preferred provider agreement. This amount may be required to be repaid, together with interest at prime plus 2%, should the Company default or elect to cancel the Agreement. Of this $500,000, approximately $38,000 has been recognized as revenue during the year ended December 31, 2000, and approximately $150,000 and $312,000 are included as unearned revenue - current liabilities and unearned revenue -long term, respectively, in the accompanying balance sheet.

--------------------------------------------------------------------------------
NOTE 7.  CAPITAL LEASE OBLIGATIONS
--------------------------------------------------------------------------------

         The Company is obligated under capital leases relating to certain of its property and equipment. Future minimum lease payments for capital lease obligations as of December 31 were as follows:

         2001                                                            $45,605
         2002                                                             27,790
         2003                                                             10,527
         -----------------------------------------------------------------------
                                                                          83,922
         Less amount representing interest                                14,297
         -----------------------------------------------------------------------
                                                                          69,625
         Less current maturities                                          35,978
         -----------------------------------------------------------------------
                                                                         $33,647
         -----------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 8.  LONG-TERM DEBT
--------------------------------------------------------------------------------


         Long-term debt consisted of the following:

         Note payable to HMO in connection with the Advanced acquisition (Note 3);          $      277,599
           interest at 5%, increased to 14% if note defaults; payable in 60 monthly installments of $7,489 commencing May 1, 1999; collateralized by accounts receivable and property and equipment.

         Notes payable with interest prepaid in the form of one share of the Company's common stock for each dollar loaned, plus additional interest upon default; principal payable in 6 equal installments.  The holders of these notes have the right to convert the outstanding obligation to common
              stock at $1 per share at any time.                                                   252,991

         Note payable to former owner of Federgreen practice; non-interest bearing;
              payable in installments of $10,000 commencing January 2000.                           23,943

         Promissory notes, unsecured, with interest at 12%, increased to 18% upon default, due and payable at various dates from May to June 2001.  The holders have the right to convert into common stock at varying prices from $0.75 to $1.00 per share, at any time.  The Company has the right, but not the obligation to convert to stock, if the common stock price of the Company is at $1.40 or greater for 20 consecutive trading days.  The notes have 225,000 attached warrants at prices ranging from $1.00 to
              $1.50 with the provision that the payee must exercise the warrants if the
              Company's closing stock price is from $1.75 to $2.00 for 30 consecutive
              trading days.                                                                        463,794

         Promissory note to shareholder of the Company, interest at 8% due and payable
              on July 31, 2001, or as otherwise agreed to by the parties.                          100,000

         Promissory note, interest at 10%, due on demand; collateralized by
              substantially all assets of the Company.                                             100,000
         -------------------------------------------------------------------------------------------------
                                                                                                 1,218,327

         Less current maturities                                                                 1,022,697
         -------------------------------------------------------------------------------------------------

         Long-term debt                                                                     $      195,630
         -------------------------------------------------------------------------------------------------


         Aggregate maturities of long-term debt for years subsequent to December 31, 2000 are as follows:

         2001                                                         $1,022,697
         2002                                                             80,452
         2003                                                             85,344
         2004                                                             29,834
         -----------------------------------------------------------------------
                                                                      $1,218,327
         -----------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 9.  RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

         Office Rent

         The Company rented one of its office facilities from an individual who is the former majority owner of MIS and director of the Company, and another office facility from a company owned 50% by this individual. Total rent expense related to these leases amounted to approximately $105,000 for the six month period ended December 31, 1999 and $269,000 for the year ended June 30, 1999. These leases were canceled in December 1999. (Note 2)

         Due to Related Parties

         During 1998, the Company entered into an agreement with an entity controlled by the current President of the Company (Related Consultant). Under the agreement, the Related Consultant provides consulting services to the Company. Fees and expenses paid to the Related Consultant for services amounted to approximately $40,000 for the year ended December 31, 2000 for amounts outstanding at December 31, 1999, $60,000 for the six month period ended December 31, 1999 and $142,000 for the year ended June 30, 1999.

         For the year ended December 31, 2000, the six month period ended December 31, 1999 and the year ended June 30, 1999, approximately $238,000, $26,000 and $220,000, respectively of Company expenses were paid by the former owner of GMA, who is presently a shareholder of the Company. At December 31, 2000, $92,800 and $100,000 of these amounts were included in due to related parties and current maturities of long term debt, respectively, in the accompanying balance sheet.

--------------------------------------------------------------------------------
NOTE 10. INCOME TAXES
--------------------------------------------------------------------------------

         The components of income taxes were as follows:


                                                   Year Ended      Six months ended     Year Ended
                                               December 31, 2000  December 31, 2000   June 30, 1999
         ------------------------------------------------------------------------------------------
         Provision (Benefit) For Income Taxes
         Current
              Federal                              $      --         $      --         $      --
              State                                       --                --                --

         Deferred
              Federal                                1,616,000        (1,669,000)       (3,353,000)
              State                                    278,000          (288,000)         (381,000)

         Change in Valuation Allowance              (1,894,000)        1,957,000         3,734,000
         ------------------------------------------------------------------------------------------

         Income Tax Benefit                        $      --         $      --         $      --
         ------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 10. INCOME TAXES (Continued)
--------------------------------------------------------------------------------

         The effective tax rate for the year ended December 31, 2000, differed from the federal statutory rate due principally to state income tax benefits of approximately $278,000, a decrease in the valuation allowance of approximately $1,894,000 and permanent and other differences of approximately $121,000.

         The effective tax rate for the six months ended December 31,1999, differed from the federal statutory rate due to state income tax benefits of approximately $288,000, an increase in the valuation allowance of approximately $1,957,000 and permanent and other differences of approximately $369,000.

         The effective tax rate for the year ended June 30, 1999 differed from the federal statutory rate due to state income tax benefits of approximately $381,000, an increase in the valuation allowance of approximately $3,734,000 and permanent and other differences of approximately $156,000.

         The Company has net operating loss carryforwards totalling approximately $18,583,000, expiring in various years through 2019.

         At December 31, 2000, approximate deferred tax assets and liabilities were as follows:

         Deferred tax assets:
         Allowances for doubtful accounts                           $   918,000
         Amortization                                                    36,000
         Net operating loss carryforward                              6,898,000
         ----------------------------------------------------------------------
         Total deferred tax assets                                    7,852,000
         ----------------------------------------------------------------------

         Deferred tax liabilities:
         Cash basis subsidiaries                                        801,000
         Depreciation                                                    58,000
         ----------------------------------------------------------------------
         Total deferred tax liabilities                                 859,000
         ----------------------------------------------------------------------

         Net deferred tax asset                                       6,993,000
         Less valuation allowance                                    (6,993,000)
         ----------------------------------------------------------------------

                                                                    $      --
         ----------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 11. STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

         At December 31, 2000, the Company has authorized 40,000,000 shares of par value $0.001 common stock, with 21,717,233 shares issued and outstanding. Additionally, the Company has authorized 10,000,000 shares of preferred stock, with 5,000 shares issued and outstanding.

--------------------------------------------------------------------------------
NOTE 11. STOCKHOLDERS' EQUITY (Continued)
--------------------------------------------------------------------------------

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

         At December 31, 2000, the Company has 3,342,850 warrants outstanding.

         During the year ended June 30, 1998, the Company completed two separate placements of non-voting preferred stock. The Company authorized 30,000 shares of Series A preferred stock, par value $.001, of which 5,000 were issued during the year ended June 30, 1998. Each share of Series A preferred stock has a stated value of $100 and pays dividends equal to 10% of the stated value per annum. At December 31, 2000, the aggregate and per share amounts of cumulative dividend arrearages were approximately $166,667 and $33.40. Each share of Series A preferred stock is convertible into shares of common stock at the option of the holder at the lesser of 85% of the average closing bid price of the common stock for the ten trading days immediately preceding the conversion or $6.00. The Company has the right to deny conversion of the Series A preferred stock, at which time the holder shall be entitled to receive and the Company shall pay additional cumulative dividends at 5% per annum, together with the initial dividend rate to equal 15% per annum. At December 31, 2000 there were 5,000 series A preferred shares issued and outstanding. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series A preferred stock shall be entitled to receive a liquidating distribution before any distribution may be made to holders of common stock of the Company.

         The Company has also designated 7,000 shares of preferred stock as Series B preferred stock, with a stated value of $1,000 per share. During the year ended June 30, 1998, 1,200 shares of Series B preferred stock were issued. Holders of the Series B preferred stock are entitled to receive, whether declared or not, cumulative dividends equal to 5% per annum. Each share of Series B preferred stock is convertible into such number of fully paid and nonassessable shares of common stock as is determined by dividing the stated value by the conversion price. The conversion price shall be the lesser of the market price, as defined or $4.00. From September 1998 to October 1999, all Series B preferred shares were converted into 3,597,305 shares of the Company's commons stock at various prices. At December 31, 2000, there were no shares of series B preferred stock issued and outstanding.

         During 2000, the Company borrowed approximately $1,600,000 from a private trust. In connection therewith, the Company issued 1,832,768 shares of its common stock during September 2000 as repayment of such debt.

--------------------------------------------------------------------------------
NOTE 12. STOCK OPTIONS
--------------------------------------------------------------------------------

         The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Accordingly, compensation expense has been recorded to the extent that the market value of the underlying stock exceeded the exercise price at the date of grant. For the year ended December 31, 2000 compensation costs related to stock options amounted to approximately $132,106. For the six month period ended December 31, 1999 and year ended June 30, 1999, compensation costs related to stock options amounted to approximately $97,200 and $729,600, respectively.

         Stock option activity for the year ended December 31, 2000 was as follows:

                                                   Number of    Weighted Average
                                                    Options      Exercise Price
         -----------------------------------------------------------------------

         Balance, December 31, 1999                 2,643,692       $   3.70
         Granted during the year                    3,868,000       $   1.21
         Exercised and returned during the year      (357,028)      $   0.53
         Forfeited during the year                 (1,103,217)      $   1.42
         -----------------------------------------------------
         Balance, end of the year                   5,051,447       $   1.88
         =====================================================

         Exercisable at end of the year             3,317,975       $   2.06
         =====================================================

         The following table summarizes information about stock options outstanding at December 31, 2000:


                                                    Options Outstanding                      Options Exercisable
                                            -------------------------------------    ------------------------------------
                                                              Weighted Average                        Weighted Average
                                              Number of          Remaining             Number of          Remaining
                       Exercise Price          Options        Contractual Life          Options       Contractual Life
                  ---------------------------------------------------------------    ------------------------------------
                  $0.100 - $ 1.000             3,109,197            4.9                 1,925,725            3.8
                  $1.250 - $ 2.000               659,450            4.3                   484,450            3.9
                  $2.500 - $ 3.000               490,700            2.7                   390,700            2.1
                  $3.125 - $ 5.000               214,100            4.1                    89,100            2.5
                  $5.250 - $ 8.000               397,000            3.5                   329,500            1.6
                  $9.000 - $18.000               181,000            1.5                    98,500            1.9
                                            ------------                             ------------

                                               5,051,447                                3,317,975
                                            ============                             ============


--------------------------------------------------------------------------------
NOTE 12. STOCK OPTIONS (Continued)
--------------------------------------------------------------------------------

         The weighted average fair value per option as of grant date was $0.21 for stock options granted during the year ended December 31, 2000. The determination of the fair value of all stock options granted during the year ended December 31, 2000 was based on (i) risk-free interest rate of 5.3%, (ii) expected option lives ranging from 1 to 7 years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company's common stock of 100%, and (iv) no expected dividends on the underlying stock.

         The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for stock options.

                                                                  Period Ended
                                                               December 31, 2000
         -----------------------------------------------------------------------
         Net income                                              $   4,399,555

         Net income per share                                    $        0.24

         Stock option activity for the six month period ended December 31, 1999 was as follows:


                                                        Number of   Weighted Average
                                                         Options     Exercise Price
         ---------------------------------------------------------------------------
         Balance, June 30, 1999                         2,383,842       $   4.27
         Granted during the period                        507,000       $   0.37
         Exercised and returned during the period            --         $   --
         Forfeited during the period                     (247,150)      $   4.29
         ========================================================

         Balance, end of the period                     2,643,692       $   3.70
         ========================================================

         Exercisable at end of the period               1,907,554       $   3.54
         ========================================================


         The following table summarizes information about stock options outstanding at December 31, 1999:


                                                    Options Outstanding                      Options Exercisable
                                            -------------------------------------    ------------------------------------
                                                              Weighted Average                        Weighted Average
                                              Number of          Remaining             Number of          Remaining
                       Exercise Price          Options        Contractual Life          Options       Contractual Life
                  ---------------------------------------------------------------    ------------------------------------
                  $0.100 - $ 1.000             1,333,125            4.1                   634,004            4.3
                  $1.250 - $ 2.000               217,000            4.2                   227,333            4.2
                  $2.500 - $ 3.000               491,017            3.2                   471,317            3.0
                  $3.125 - $ 5.000               147,050            3.3                   139,400            3.1
                  $5.250 - $ 8.000               280,000            2.9                   260,000            2.7
                  $9.000 - $18.000               175,500            3.2                   175,500            3.2
                                            ------------                             ------------

                                               2,643,692                                1,907,554
                                            ============                             ============


--------------------------------------------------------------------------------
NOTE 12. STOCK OPTIONS (Continued)
--------------------------------------------------------------------------------

         The weighted average fair value per option as of grant date was $0.12 for stock options granted during the six month period ended December 31, 1999. The determination of the fair value of all stock options granted during the six month period ended December 31, 1999 was based on (i) risk-free interest rate of 6.1%, (ii) expected option lives ranging from 5 to 7 years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company's common stock of 100%, and (iv) no expected dividends on the underlying stock.

         The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method in SFAS 123 had been used in accounting for stock options.

                                             Period ended          Year ended
                                             December 31,         June 30, 1999
         -----------------------------------------------------------------------

         Net loss                           $   (6,052,057)      $  (10,588,216)

         Net loss per share                 $        (0.56)      $        (1.47)

         During the six month period ended December 31, 1999, no options were exercised, and 247,150 options were returned. During the year ended June 30, 1999, 252,318 options were exercised with net proceeds of $90,000 to the Company, plus the return of 8,182 options.

--------------------------------------------------------------------------------
NOTE 13. COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

         Leases

         The Company leases office and medical facilities under various non-cancelable operating leases. Approximate future minimum payments under these leases for the years ended December 31, are as follows:

         2001                                                         $  511,000
         2002                                                            564,000
         2003                                                            310,000
         2004                                                            288,000
         2005                                                            266,000
         Thereafter                                                      177,000
         -----------------------------------------------------------------------

         Total                                                        $2,116,000
         =======================================================================

--------------------------------------------------------------------------------
NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------------------------------------------------

         Employment Contracts

         The Company has employment contracts with certain executives, physicians and other clinical and administrative employees. Future annual minimum payments under these employment agreements for the years ended December 31, are as follows:

         2001                                                         $  806,000
         2002                                                            384,000
         2003                                                            329,000
         2004                                                            228,000
         -----------------------------------------------------------------------

                                                                      $1,747,000
         =======================================================================

         Under the terms of the employment agreement with the Company's Chief Executive Officer (CEO), if the Compnay terminates the CEO without good cause, the Company would be obligated to continue to pay all salary and any current and future bonuses that would have been earned under the agreement. The CEO would also be entitled to all stock options earned or not yet earned through the full term of the agreement and the Company would be required to register all shares owned, directly or indirectly by the CEO.

         Litigation

         The Company is a party to various claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a materially adverse effect on the financial position or the results of operations of the Company.

         Payroll Taxes Payable

         The Company has unpaid payroll tax liabilities owed to the Internal Revenue Service (IRS) totaling approximately $2,509,000, including penalties and interest. The Company has negotiated an installment plan with the IRS whereby the Company will make monthly installments ranging from $50,000 to $100,000 a month until the amount is retired. At December 31, 2000, the Company had recorded payroll tax liabilities and related interest of approximately $2,115,000 of which $675,000 is included in accrued expenses and $1,440,000 is reflected as payroll taxes payable - long term in the accompanying balance sheet. No penalties have been accrued as the Company believes it will be successful in obtaining a waiver of the penalties. At December 31, 2000, management believes maximum penalties that can be imposed approximates $400,000.

--------------------------------------------------------------------------------
NOTE 14. CONCENTRATIONS
--------------------------------------------------------------------------------

         Revenue Concentration and Economic Dependency

         During the year ended December 31, 2000, six month period ended December 31, 1999 and year ended June 30, 1999 one HMO accounted for approximately 96%, 68% and 48% of revenue, respectively. The loss of this contract with the HMO could significantly impact the operating results of the Company.

-------------------------------------------------------------------------------
NOTE 15.  SUBSEQUENT EVENTS
-------------------------------------------------------------------------------

         Subsequent to year end the Company issued 720,000 shares to accredited investors, in connection with a private placement, resulting in proceeds of $720,000 that were used for working capital.

         Equity Line of Credit Agreement

         On March 30, 2001 the Company entered into an equity line of credit agreement with a British Virgin Islands corporation (Purchaser), in order to establish a possible source of funding for the company's planned operations. The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility (Equity Facility).

         Under the Equity Facility, Purchaser has agreed to provide the Company with up to $12,000,000 of funding during the twenty-four (24) month period following the date of an effective registration statement. During this twenty-four (24) month period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Purchaser, and Purchaser will be obligated to purchase the shares. The Company may request a drawdown once every 27 trading days, although the Company is under no obligation to request any drawdowns under the Equity Facility.

         During the 22 trading days following a drawdown request, the Company will calculate the amount of shares it will sell to Purchaser and the purchase price per share. The purchase price per share of common stock will based on the daily volume weighted average price of the Company's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 10%. The Company will receive the purchase price less a placement agent fee payable to a registered broker-dealer (Placement Agent) equal to 7% of the aggregate purchase price. Purchaser may then resell all or a portion of these shares. Placement Agent introduced Purchaser to the Company.

         The minimum amount the Company can draw down at any one time is $100,000. The maximum amount the Company can draw down at any one time is the lesser of $750,000 or the amount equal to six percent (6%) of the weighted average price of the Company's common stock for the sixty
         (60) calendar days prior to the date of the drawdown request, multiplied by the total trading volume of the Company's common stock for the sixty (60) calendar days prior to the date of the drawdown request.

         Grant of Warrants

         Upon closing of the equity line of credit Agreement, the Company paid to Purchaser's legal counsel, $25,000 to cover its legal and administrative expenses. As consideration for extending the equity line of credit, the Company granted Purchaser warrants to purchase up to the number of shares equaling $720,000 based upon the average closing price of the Company's common stock for the 15 trading days prior to the closing of this agreement (Base Price). The warrant entitles the Purchaser to purchase such shares for 120% of the Base Price at any time prior to March 30, 2004. As partial consideration for Placement Agent's services in connection with this offering, the Company granted Placement Agent warrants to purchase up to the number of shares equaling $840,000 based upon the Base Price, for 110% of the Base Price, any time prior to March 30, 2004.

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

Exhibit           Description

Number
------

3.1      Articles of Incorporation. (1)

3.2      Articles of Amendment to the Articles of Incorporation. (1)

3.3      By-laws. (1)

3.4 Article of Amendment to the Articles of Incorporation designating the Series A Preferred Stock. (8)

4.1      Specimen Common Stock Certificate. (1)

10.1     Stock Option Plan. (1)

10.40 Stock Purchase Agreement dated July 1997 between Neal Jay Tolar and the Company. (1)

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

------------------------

SIGNATURES

         Pursuant to the requirements of the Securities Act, as amended, the registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized in the Boca Raton, State of Florida on the 30th of March 2001.

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

SIGNATURE                                TITLE                    DATE

/s/ Fred Sternberg         President, Chief Executive             March 30, 2001
-----------------------    Officer and Chairman of the Board
Fred Sternberg

/s/ David S. Gartner       Chief Financial Officer                March 30, 2001
-----------------------    and Secretary
David S. Gartner

                           Director                               March 30, 2001
-----------------------
Karl Sachs

                           Director                               March 30, 2001
-----------------------
Michael Cahr

                           Director                               March 30, 2001
-----------------------
Marvin Heiman

                           Director                               March 30, 2001
-----------------------
Mark Gerstenfeld

                           Director                               March 30, 2001
-----------------------
Michael Earley

                           Director                               March 30, 2001
-----------------------
Paul Preste

                           Director                               March 30, 2001
-----------------------
Martin Harrison