Form 10QSB
period 2001-03-31
METROPOLITAN HEALTH NETWORKS INC
filed 2001-05-15
CIK 1009379

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                    Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class                                         Outstanding as of April 30,2001
 -----                                         -------------------------------

 Common Stock par value $.001                          26,251,797

Metropolitan Health Networks, Inc.

Index

Part I.    FINANCIAL INFORMATION                                         Page

Item 1.     Financial Statements
                           Condensed Consolidated Balance Sheet
                           March 31, 2001                                 2

                           Condensed Consolidated Statements of
                           Operations for the Three Months
                           Ended March 31, 2001 and 2000                  3

                           Condensed Consolidated Statements of
                           Cash Flows for the Three Months Ended
                           March 31, 2001 and 2000                        4

                           Notes to Condensed Consolidated
                           Financial Statements-Accounting Policies       5-7

Item 2.    Management's Discussion and Analysis of
           Financial Conditions and Results of
           Operations                                                     8-9

PART II.   OTHER INFORMATION

                           Summary of Legal Proceedings                   10

                           Changes in Securities and Use of Proceeds      10

                           Default Upon Senior Securities                 10

                           Submission of Matters to a Vote of Security
                           Holders                                        10

                           Recent Developments                            10-11

                           Forward Looking Statements and
                           Associated Risks                               11

SIGNATURES                                                                12

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2001
--------------------------------------------------------------------------------

ASSETS                                                                       (Unaudited)
                                                                            ------------

CURRENT ASSETS
         Cash                                                               $    295,121
         Accounts receivable, net of allowance for doubtful accounts           9,001,239
         Other current assets                                                    144,127
                                                                            ------------
                  Total current assets                                         9,440,487

PROPERTY AND EQUIPMENT, net                                                    1,121,289

GOODWILL, net                                                                  3,303,826

OTHER ASSETS                                                                      75,017
                                                                            ------------

         TOTAL ASSETS                                                         13,940,619
                                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                                                   $  1,633,614
         Advances from HMO                                                     2,455,931
         Due to related parties                                                  100,507
         Accrued expenses                                                      1,692,116
         Line of credit                                                          530,970
         Unearned revenue                                                        308,854
         Current maturities of capital lease obligations                          47,863
         Current maturities of long-term debt                                    539,653
                                                                            ------------

                  Total current liabilities                                    7,309,508`

PAYROLL TAXES PAYABLE                                                          1,354,470
                                                                            ------------

UNEARNED REVENUE                                                                 518,923
                                                                            ------------

CAPITAL LEASE OBLIGATIONS                                                         54,981
                                                                            ------------

LINE OF CREDIT                                                                   240,212
                                                                            ------------

LONG-TERM DEBT                                                                 1,049,522
                                                                            ------------

CONTINGENCIES

STOCKHOLDERS' EQUITY
         Common stock, par value $.001 per share; 40,000,000 shares
          authorized; 23,270,306 issued and outstanding                           23,370
         Preferred stock, par value $.001 per share;
          stated value $100 per share; 10,000,000 shares
          authorized; 5,000 issued and outstanding                               500,000
         Additional paid in capital                                           20,179,776
         Accumulated deficit                                                 (16,973,808)
                                                                            ------------

         Common stock issued for services to be rendered                        (316,335)
                  Total stockholders' equity                                   3,413,003
                                                                            ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 13,940,619
                                                                            ============

                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                              Three Months Ended
                                                     -------------------------------------
                                                     March 31, 2001         March 31, 2000
                                                      Unaudited)             (Unaudited)
                                                     --------------        ---------------

REVENUES                                               $ 29,489,921         $ 29,876,556
                                                       ------------         ------------

EXPENSES
     Medical expenses                                    25,589,600           28,028,986
     Salaries and benefits                                1,369,692              920,676
     Depreciation and amortization                          206,066              185,009
     General and administrative                             954,720              520,287
                                                       ------------         ------------
         Total expenses                                  28,120,078           29,654,958
                                                       ------------         ------------

INCOME BEFORE OTHER INCOME (EXPENSE)                      1,369,843              221,598
                                                       ------------         ------------

OTHER INCOME (EXPENSE):
     Interest expense                                      (159,711)             (68,569)
     Other income                                               600                  800
                                                       ------------         ------------
         Total other income (expense)                      (159,111)             (67,769)
                                                       ------------         ------------

NET INCOME                                                1,210,732         $    153,829
                                                       ============         ============

Weighted Average Number of Common Shares
     Outstanding                                         22,461,465           12,621,246
                                                       ------------         ------------

Net earnings per share - basic                         $       0.05         $       0.01
                                                       ============         ============

Net earnings per share - diluted                       $       0.05         $       0.01
                                                       ============         ============

                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                  March 31, 2001      March 31, 2000
                                                                                   (Unaudited)          (Unaudited)
                                                                                  --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                   $ 1,210,732         $   153,829
                                                                                   -----------         -----------
      Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                                                206,066             185,009
          Provision for bad debt                                                       100,000                   -
          Amortization of discount on note payable                                      22,457
          Proceeds from the exercise of options                                          1,000               7,500
          Stock options issued in lieu of cash or services                                   -              56,600
          Stock issued in lieu of cash or services                                      77,638             195,175
          Changes in assets and liabilities:
               Accounts receivable, net                                             (1,930,759)            457,110
               Other current assets                                                      9,161            (693,863)
               Other assets                                                            (11,361)            (24,719)
               Accounts payable and accrued expenses                                  (210,265)         (1,109,913)
               Due to related parties                                                   (5,293)            875,000
               Unearned revenue                                                        (79,167)                  -
                                                                                   -----------         -----------
                    Total adjustments                                               (1,820,523)            (52,101)
                                                                                   -----------         -----------
                        Net cash provided by (used in) operating activities           (609,791)            101,728
                                                                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                             (60,615)           (101,555)
                                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net repayments on line of credit                                                 (39,918)           (212,592)
      Net borrowings (repayments) on notes payable                                     198,391            (549,818)
      Net borrowings (repayments) on capital leases                                    (23,670)             10,806
      Net repayments from HMO                                                          (97,000)                  -
      Net proceeds from issuance of common stock                                       883,000             751,431
                                                                                   -----------         -----------
                        Net cash provided by (used in) financing activities            920,803                (173)
                                                                                   -----------         -----------

NET INCREASE IN CASH AND EQUIVALENTS                                                   250,397                   -

CASH AND EQUIVALENTS - BEGINNING                                                        44,724                   -
                                                                                   -----------         -----------

CASH AND EQUIVALENTS - ENDING                                                      $   295,121          $        -
                                                                                   ===========         ===========


                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
NOTE 1.           BASIS OF PRESENTATION
--------------------------------------------------------------------------------

                  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                  The audited financial statements at December 31, 2000 which are included in the Company's Form 10-KSB should be read in conjunction with these condensed financial statements.

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

                  Net Income Per Share

                  The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period; 22,461,465 at March 31, 2001. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants to purchase shares of common stock; 25,864,967 at March 31, 2001.

                  Revenue Concentration and Economic Dependency

                  During the quarters ended March 31, 2001 and 2000, one HMO accounted for approximately 99% and 97% of revenue, respectively. The loss of this contract with the HMO could significantly impact the operating results of the Company.

--------------------------------------------------------------------------------
NOTE 3.           EQUITY LINE OF CREDIT AGREEMENT
--------------------------------------------------------------------------------

                  On March 30, 2001 the Company entered into an equity line of credit agreement with a British Virgin Islands corporation (Purchaser), in order to establish a possible source of funding for the Company's planned operations. The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility (Equity Facility).

--------------------------------------------------------------------------------
NOTE 3.           EQUITY LINE OF CREDIT AGREEMENT (Continued)
--------------------------------------------------------------------------------

                  Under the Equity Facility, the Purchaser has agreed to provide the Company with up to $12,000,000 of funding during the twenty-four (24) month period following the date of an effective registration statement. During this twenty-four (24) month period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to the Purchaser, and the Purchaser will be obligated to purchase the shares. The Company may request a drawdown once every 27 trading days, although the Company is under no obligation to request any drawdowns under the Equity Facility.

                  During the 22 trading days following a drawdown request, the Company will calculate the amount of shares it will sell to the Purchaser and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of the Company's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 10%. The Company will receive the purchase price less a placement agent fee payable to a registered broker-dealer (Placement Agent) equal to 7% of the aggregate purchase price. The Purchaser may then resell all or a portion of these shares. The Placement Agent introduced the Purchaser to the Company.

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

                  Grant of Warrants

                  Upon closing of the equity line of credit Agreement, the Company paid to Purchaser's legal counsel, $25,000 to cover its legal and administrative expenses. As consideration for extending the equity line of credit, the Company granted Purchaser warrants to purchase up to the number of shares equaling $780,000 based upon the average closing price of the Company's common stock for the 15 trading days prior to the closing of this agreement (Base Price). The warrant entitles the Purchaser to purchase such shares for 120% of the Base Price at any time prior to March 30, 2004. As partial consideration for Placement Agent's services in connection with this offering, the Company granted Placement Agent warrants to purchase up to the number of shares equaling $780,000 based upon the Base Price, for 120% of the Base Price, any time prior to March 30, 2004. The total value of the warrants granted under the equity line of credit agreement during the quarter ended March 31, 2001 was approximately $675,000 and this amount was recorded as a reduction of paid in capital.

--------------------------------------------------------------------------------
NOTE 4.           STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                  Subsequent to March 31, 2001, the Company issued 2,352,778 shares to accredited investors at prices ranging from $1.60 to $1.85, in connection with private placements, resulting in proceeds of $4,225,000 that will be used towards the implementation of the Company's business plan.

                  In addition, subsequent to March 31, 2001, approximately $736,000 of long-term debt was converted into 843,478 shares of common stock at prices ranging from $.75 to $2.30 per share.

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

                  Accordingly, compensation expense has been recorded to the extent the market value of the underlying stock exceeded the exercise price at the date of grant. For the three months ended March 31, 2001 no compensation was recorded. For the three months ended March 31, 2000 compensation costs related to stock options amounted to approximately $56,600.

--------------------------------------------------------------------------------
NOTE 6.           COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

                  Litigation

                  The Company is a party to various claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a materially adverse effect on the financial position or the results of operations of the Company.

                  Payroll Taxes Payable

                  The Company has unpaid payroll tax liabilities owed to the Internal Revenue Service (IRS) totaling approximately $2,645,000, including penalties and interest. The Company has negotiated an installment plan with the IRS whereby the Company will make monthly installments ranging from $50,000 to $100,000 a month until the amount is retired. At March 31, 2001, the Company had recorded payroll tax liabilities and related interest of approximately $2,245,000 of which $890,000 is included in accrued expenses and $1,355,000 is reflected as payroll taxes payable - long term in the accompanying balance sheet. No penalties have been accrued, as the Company believes it will be successful in obtaining a waiver of the penalties. At March 31, 2001, management believes maximum penalties that can be imposed approximate $400,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Metropolitan Health Networks, Inc. (the "Company" or "METCARE") was incorporated in the State of Florida in January 1996 to develop a vertically and horizontally integrated healthcare delivery network (the "Network"). The Network initially was intended to provide primary and subspecialty physician care, while capturing diagnostic and therapeutic services. METCARE pursued this business plan through 1999 with the acquisition, expansion and integration of physician care practices and diagnostic and rehabilitation centers in Dade, Broward and Palm Beach County, Florida. This business model proved unsuccessful and the Company incurred substantial losses through 1999.

The Company began operations as a Provider Service Network (PSN) in 2000. As a PSN, METCARE assumes the risk for and manages the provision of health care services for patients through "global risk" contracts entered into with HMO's and other insurers in return for a significant portion of the insurance premiums. As well, in late 1999 and early 2000 management sold or discontinued unprofitable business units, downsized staffing and overhead, and resolved several issues including various litigation. Presently, substantially all of the Company's revenues are generated from its PSN operations.

As of March 31, 2001, the Company had HMO agreements to manage the risk and provide health care service to approximately 45,000 patient lives in South and Central Florida. METCARE provides its services through its Network of primary care physicians, specialists, hospitals and ancillary facilities. These providers have contracted to provide services to the Company's patients, agreeing to certain fee schedules and care requirements.

Results of Operations

The Company had revenues of $29.5 million for the quarter ended March 31, 2001 and operating expenses of $28.1 million, resulting in income from operations of approximately $1.4 million and a net income of $1.2 million. For the same quarter in 2000, revenues amounted to $29.9 million resulting in net income of $154,000. On a basic per share basis, earnings were $0.05 and $0.01 for the quarters ended March 31, 2001 and 2000, respectively.

Earnings before interest, taxes, depreciation and amortization (EBITDA) increased $1.2 million, from $407,000 in the first quarter of 2000 to $1.6 million in 2001. In addition, METCARE had working capital of $2.0 million at March 31, 2001, up from a deficit of $11.4 million a year earlier. Shareholders' equity increased to $3.4 million at March 31, 2001 compared to a deficit of $8.0 million at March 31, 2000.

These results continue the trend of profitability that began in the first quarter of 2000.

Revenue

Revenue for the quarter ended March 31, 2001 declined slightly compared to the same period in 2000, from $29.9 million to $29.5 million. March 31, 2000 quarterly results included $547,000 of revenues related to discontinued and other non-PSN operations. PSN revenues increased $161,000 from $28.9 million to $29.1 million. March 2001 PSN revenues included approximately $542,000 of additional Medicare funding resulting from November 2000 revisions to the Balance Budget Act of 1997. The Company expects to receive similar additional monthly amounts for the foreseeable future. The Company estimates that this change in funding will result in approximately $6.5 million dollars of additional annualized revenues.

Medical Expenses

Medical expenses for the quarter ended March 31, 2001 were $25.6 million compared to $28.0 for the quarter ended March 31, 2000. Medical expenses include all costs associated with providing services of the PSN operation including but not limited to capitation payments made directly to the physicians in our Network. As a percentage of PSN revenues, the medical loss ratio (MLR) amounted to 87.9% and 96.9% for the quarters ended March 31, 2001 and 2000, respectively. This decrease is due, in part to March's increased funding under the Balanced Budget Act of 1997, and to the Company's improving utilization of program services and cost management within its Network.

Salaries and Benefits

Payroll expenses for the quarters ended March 31, 2001 and March 31, 2000 were approximately $1.4 million and $921,000 respectively, a current period increase of $479,000. Due to cost cutting measures, METCARE's staff was significantly reduced in the first quarter of 2000, the result of aggressive cost cutting and discontinued operations. As the PSN was implemented in 2000, additional management was hired, the utilization review department was expanded, and a satellite office was opened in the Daytona market. The Company acquired the Met labs laboratory operation in the fourth quarter of 2000. In addition, as part of the expansion of our PSN operations, three new medical centers were opened in the Palm Beach and Daytona markets in February 2001. All of these factors, while contributing to the increased staffing costs, have allowed the Company to expand and to better control its MLR.

Depreciation and Amortization

Depreciation and amortization for the quarter ended March 31, 2001 was $206,000 compared to $185,000 the year before. The increase of approximately $21,000 is due primarily to the additional goodwill amortization related to the Metlabs acquisition.

General and Administrative

General and administrative expenses for the quarters ended March 31, 2001 2000 were $955,000 and $520,000 respectively, a current period increase of approximately $435,000. Increases of approximately $140,000 were attributable to consulting and legal expenses in connection with the Company's financing initiatives. Approximately $165,000 of the increase was the result of the Company's three new medical centers and $100,000 is attributable to additional bad debt reserves related to the prior business' accounts receivable.

Liquidity and Capital Resources

The Company has historically experienced liquidity and cash flow problems, the result of the Company's prior operating losses and costs associated with restructuring carried over from the year ended December 31, 1999. Beginning in 2000, the Company began operating profitably and has been able to raise the funds required to augment its cash flow from operations, enabling it to implement its business plan. Subsequent to March 31, 2001, the Company raised approximately $4.2 million in equity financing, principally from three institutional investors.

In March 2001, the Company secured a two-year equity line of credit in the amount of $12 million that the Company has the right, but not the obligation, to draw upon. The facility allows the Company to draw up to an aggregate of $750,000 per month based upon certain pricing formulas at the time of the draw and a floor to be set exclusively by the Company. Management believes that this facility, along with its other financing initiatives, will enable the Company to pursue future accretive business opportunities.

In addition to third party financing, the primary source of the Company's liquidity is derived from payments under its full-risk contracts. In connection with its January 2000 contract in the Daytona market, the Company was required to fund a full year's IBNR (claims incurred but not reported) and, as a result, the cash flow provided from that contract was minimal for the year ended December 31, 2000. Beginning early 2001, this contract began generating substantial cash flows. In addition, the revisions to portions of the Balanced Budget Act of 1997 began providing additional funding of approximately $542,000 per month on the Company's existing contracts in March 2001.

The Company has certain accounts receivable, which have been financed under a line of credit. Such borrowings were available on a formula basis taking into account the amount and age of eligible receivables and amounted to $811,100 at March 31, 2001. The Company had no additional availability under the current line. This line of credit has subsequently been restructured as an 18-month term loan.

At March 31, 2001 the Company had a liability for unpaid payroll taxes and related interest of approximately $2.2 million. In April 2001, the Company negotiated an installment plan with the Internal Revenue Service (IRS) whereby it is making monthly installments ranging from $50,000 to $100,000 until the liability is retired.

PART II OTHER INFORMATION

ITEM 1.  SUMMARY OF LEGAL PROCEEDINGS

                  The Company had no material litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  NONE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

                  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE

ITEM 5.  OTHER INFORMATION

Growth Opportunities

Pharmacy

Responding to rapid increases in prescription drug spending, the Company formed METCARE RX, Inc., a wholly owned subsidiary, to better control prescription drug expenditures. An increasing number of health plans with low-cost co-pays for drug coverage, direct-to-consumer advertising, and newer, better therapies requiring high-cost branded products all drive up the cost of pharmacy benefits. In an effort to reduce these costs, the Company has negotiated an agreement allowing the Company to directly negotiate contracts for the purchase, filling and delivery of prescriptions. Assuming that the Company can successfully implement its pharmacy strategy throughout its Network, METCARE believes it can achieve better management and control to provide significant cost savings and incremental revenues. As part of this program, the Company is providing its physicians with handheld wireless units that allow the physician to immediately process new prescriptions and refills, with delivery direct to the patient. In addition, with the use of the software technology included in this system, the physician is provided with a preferred formulary resulting in reduced costs to both the patient and Company.

To assist in the implementation of this agreement, METCARE has contracted with an outside company to provide the necessary software and consulting services. The consulting agreement provides for an initial term of three years with a renewal option for a similar period. The terms of the agreement provide performance standards with savings benchmarks over current costs. The consultant receives a fee plus incentives based upon specific performance criteria. The Company received $500,000 in connection with this contract and, upon achieving certain performance criteria, could receive an additional $500,000. The agreement provides, under certain circumstances, for termination by METCARE that would require the Company to return the initial $500,000.

Telemedicine

The Company has identified telemedicine as a resource to further manage cost in providing efficient patient care through improved disease management. Disease management is the practice of treating high-risk, high-cost patients that have diagnosed conditions for which there are broad variations of treatments. The telemedicine approach attempts to standardize the care and treatment of such patients to achieve a positive impact on healthcare outcomes and healthcare utilizations costs. The state-of-the-art technology utilized by telemedicine units enables physicians or nurses to have direct contact over the Internet with patients on a daily or more frequent basis as required, often reducing the need for costly ER visits or overnight hospital stays.

METCARE has entered into an agreement with a supplier of telemedicine units which have been approved by the FDA. Based upon the initial pilot program, the Company has decided to extend this service to a larger group of chronically ill patients. The initial agreement calls for a 50-50 risk sharing formula to be determined upon completion of the pilot program.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectation and are subject to a number of risks and uncertainties, including but not limited to economic, competitive and other factors affecting the Company's operations, ability of the Company to obtain competent medical personnel, the cost of services provided versus payment received for capitated and full-risk managed care contracts, negative effects of prospective healthcare reforms, the Company's ability to obtain medical malpractice coverage and the cost associated with malpractice, access to borrowed or equity capital on favorable terms, the fluctuation of the Company's common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.



                                      METROPOLITAN HEALTH NETWORKS, INC.
                                      Registrant





Date:  May 14, 2001                   /s/ Fred Sternberg
                                      ------------------

                                      Fred Sternberg
                                      Chairman, President and
                                      Chief Executive Officer


Date:  May 14, 2001                   /s/ David S. Gartner
                                      --------------------

                                      David S. Gartner
                                      Chief Financial Officer