Form 10QSB
period 2001-06-30
METROPOLITAN HEALTH NETWORKS INC
filed 2001-08-13
CIK 1009379

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


                500 Australian Avenue, West Palm Beach, FL 33401
               (Address of principal executive office) (Zip Code)


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

                                 Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                                Outstanding as of June 30, 2001
  ---------------------------                  -------------------------------
  Common Stock par value $.001                         27,142,174

Metropolitan Health Networks, Inc.

Index
                                                                          Page
                                                                          ----
Part I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheet
                  June 30, 2001                                             2

                  Condensed Consolidated Statements of
                  Operations for the Three and Six Months
                  Ended June 30, 2001 and 2000                              3

                  Condensed Consolidated Statements of
                  Cash Flows for the Six Months Ended
                  June 30, 2001 and 2000                                    4

                  Notes to Condensed Consolidated
                  Financial Statements-Accounting Policies                5-8

Item 2.    Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                                    9-12

PART II.  OTHER INFORMATION

                  Summary of Legal Proceedings                              12

                  Changes in Securities and Use of Proceeds                 12

                  Default Upon Senior Securities                            13

                  Submission of Matters to a Vote of Security
                  Holders                                                13-14

                  Other Information                                         14

                  Forward Looking Statements and
                  Associated Risks                                          14

SIGNATURES                                                                  15

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2001


ASSETS

CURRENT ASSETS
     Cash                                                                            $  1,244,418
     Accounts receivable, net of allowances                                            10,507,168
     Other current assets                                                                 746,570
                                                                                     ------------
         Total current assets                                                          12,498,156

PROPERTY AND EQUIPMENT, net                                                             1,110,494

GOODWILL, net                                                                           3,205,262

OTHER ASSETS                                                                              130,702
                                                                                     ------------
     TOTAL ASSETS                                                                    $ 16,944,614
                                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                $    843,295
     Advances from HMO                                                                    951,202
     Accrued expenses                                                                   1,580,792
     Current maturities of capital lease obligations                                       55,352
     Current maturities of long-term debt                                                 943,986
                                                                                     ------------
         Total current liabilities                                                      4,374,627
                                                                                     ------------

PAYROLL TAXES PAYABLE                                                                   1,420,575
                                                                                     ------------

CAPITAL LEASE OBLIGATIONS                                                                  57,373
                                                                                     ------------

LONG-TERM DEBT                                                                            321,020
                                                                                     ------------

         TOTAL LIABILITIES                                                              6,173,595
                                                                                     ------------

CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, par value $.001 per share; 80,000,000 shares authorized;
         27,142,174 issued and outstanding                                                 27,142
     Preferred stock, par value $.001 per share; stated value $100 per share;
         10,000,000 shares authorized; 5,000 issued and outstanding                       500,000
     Additional paid-in capital                                                        25,636,523
     Accumulated deficit                                                              (15,123,864)
     Common stock issued for services to be rendered                                     (268,782)
                                                                                     ------------
         Total stockholders' equity                                                    10,771,019
                                                                                     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 16,944,614
                                                                                     ============


                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000



                                                         Six Months Ended                        Three Months Ended
                                                ----------------------------------        ----------------------------------
                                                June 30, 2001        June 30, 2000        June 30, 2001        June 30, 2000
                                                -------------        -------------        -------------        -------------
REVENUES                                        $ 60,095,498         $ 59,213,711         $ 30,605,577         $ 29,337,155

EXPENSES
   Medical expenses                               51,385,561           54,973,564           25,795,961           26,944,578
   Salaries and benefits                           2,881,037            1,903,794            1,511,345              983,118
   Depreciation and amortization                     420,871              356,318              214,805              171,309
   General and administrative                      2,048,579            1,215,839            1,093,859              695,552
                                                ------------         ------------         ------------         ------------
     Total expenses                               56,736,048           58,449,515           28,615,970           28,794,557
                                                ------------         ------------         ------------         ------------

INCOME BEFORE OTHER INCOME (EXPENSE)               3,359,450              764,196            1,989,607              542,598
                                                ------------         ------------         ------------         ------------

OTHER INCOME (EXPENSE):
   Interest expense                                 (310,774)            (265,185)            (151,063)            (196,616)
   Other income                                       11,999                5,300               11,399                4,500
                                                ------------         ------------         ------------         ------------
     Total other income (expense)                   (298,775)            (259,885)            (139,664)            (192,116)
                                                ------------         ------------         ------------         ------------

NET INCOME                                      $  3,060,675         $    504,311         $  1,849,943         $    350,482
                                                ============         ============         ============         ============

Weighted Average Number of Common Shares
   Outstanding                                    24,363,922           13,902,608           25,998,639           15,338,453
                                                ------------         ------------         ------------         ------------

Net earnings per share - basic                  $       0.12         $       0.04         $       0.07         $       0.02
                                                ============         ============         ============         ============

Net earnings per share - diluted                $       0.11         $       0.03         $       0.06         $       0.01
                                                ============         ============         ============         ============




                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                            June 30, 2001       June 30, 2000
                                                                            -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $ 3,060,675         $   504,311
                                                                             -----------         -----------
    Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                              420,871             356,318
      Provision for bad debt                                                     200,000                  --
      Amortization of discount on note payable                                    36,206                  --
      Stock options issued for services                                           54,077              81,716
      Stock issued for services                                                  139,331           1,021,298
      Changes in assets and liabilities:
        Accounts receivable, net                                              (5,041,417)         (1,990,757)
        Other current assets                                                    (593,282)           (734,520)
        Other assets                                                             (67,046)            (19,172)
        Accounts payable and accrued expenses                                 (1,199,998)            (37,069)
        Due to related parties                                                  (105,800)            (92,355)
        Unearned revenue                                                        (906,944)           (125,000)
        Medical cost payable                                                          --             346,491
                                                                             -----------         -----------
          Total adjustments                                                   (7,064,007)         (1,193,050)
                                                                             -----------         -----------
            Net cash used in operating activities                             (4,359,327)           (688,739)
                                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                        (166,061)            (91,006)
                                                                             -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments on line of credit                                             (39,918)           (482,702)
    Borrowings on notes payable                                                  198,391                  --
    Repayments on notes payable                                                 (242,310)           (504,277)
    Net borrowings (repayments) on capital leases                                (13,789)            (80,445)
    Net repayments from HMO                                                      (97,000)            677,725
    Net proceeds from issuance of common stock                                 5,177,375                  --
    Proceeds from the exercise of stock options                                  386,333                  --
                                                                             -----------         -----------
            Net cash provided by (used in) financing activities                5,369,082            (779,745)
                                                                             -----------         -----------

NET INCREASE IN CASH AND EQUIVALENTS                                           1,199,694                  --

CASH AND EQUIVALENTS - BEGINNING                                                  44,724                  --
                                                                             -----------         -----------
CASH AND EQUIVALENTS - ENDING                                                $ 1,244,418         $        --
                                                                             ===========         ===========



                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         The audited financial statements at December 31, 2000 which are included in the Company's Form 10-KSB should be read in conjunction with these condensed financial statements.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         NET INCOME PER SHARE

         The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants to purchase 3,561,882 and 3,532,104 shares of common stock for the three and six months ended at June 30, 2001.

         REVENUE CONCENTRATION AND ECONOMIC DEPENDENCY

         During the three and six months ended June 30, 2001 and 2000, one HMO accounted for approximately 98% of revenue. The loss of this contract with the HMO could significantly impact the operating results of the Company.

NOTE 3   EQUITY LINE OF CREDIT AGREEMENT

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

         At June 30, 2001, the Company has not completed the stock registration necessary to request a drawdown under this Agreement.

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

NOTE 4   ISSUANCE OF COMMON STOCK

         During the three months ended June 30, 2001, the Company sold 2,352,778 shares of common stock for an aggregate of approximately $4,294,000. Also, 581,500 shares of common stock were issued pursuant to the exercise of options and warrants with stock and cash proceeds to the Company of approximately $575,000. In addition, the Company issued 885,741 shares of common stock related to the conversion of debt and accrued interest of approximately $862,000.

NOTE 5   STOCK OPTIONS

         The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options.

         Accordingly, compensation expense has been recorded to the extent the market value of the underlying stock exceeded the exercise price at the date of grant. For the three and six months ended June 30, 2001 no compensation was recorded. For the three and six months ended June 30, 2000 compensation costs related to stock options amounted to approximately $57,000 and $81,700, respectively.

NOTE 6   COMMITMENTS AND CONTINGENCIES

         LITIGATION

         The Company is a party to various claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a materially adverse effect on the financial position or the results of operations of the Company.

         PAYROLL TAXES PAYABLE

         The Company has unpaid payroll tax liabilities owed to the Internal Revenue Service (IRS) totaling approximately $2,360,000, including penalties and interest. The Company has negotiated an installment plan with the IRS whereby the Company will make monthly installments ranging from $50,000 to $100,000 until the amount is retired. At June 30, 2001, the Company had recorded payroll tax liabilities and related interest of approximately $1,960,000 of which $540,000 is included in accrued expenses and $1,420,000 is reflected as payroll taxes payable - long term in the accompanying balance sheet. No penalties have been accrued as the Company believes it will be successful in obtaining a waiver of the penalties. At June 30, 2001, management believes maximum penalties that can be imposed approximates $400,000.

NOTE 7   RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Also during 2002, we will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these Statements will be on our earnings and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Metropolitan Health Networks, Inc. (the "Company" or "METCARE") was incorporated in the State of Florida in January 1996 and began its operations as a Provider Service Network (PSN) in 2000. As a PSN, METCARE assumes the risk for and manages the provision of health care services for patients through "global risk" contracts entered into with HMO's and other insurers in return for a significant portion of the insurance premiums. Presently, substantially all of the Company's revenues are generated from its PSN operations.

As of June 30, 2001, we have HMO agreements to manage patient risk in South and Central Florida and are responsible for providing healthcare services to 45,000 patient lives. We provide our services through a network of primary care physicians, specialists, hospitals and ancillary facilities. These providers have contracted to provide services to our patients agreeing to certain fee schedules and care requirements.

We have developed management expertise in the fields of network development; disease, quality and utilization management; and claims adjudication and payment. Under our model, the physicians maintain their independence but are aligned with a professional staff to assist in providing cost effective medicine. Each primary care physician provides direct patient services as a primary care doctor including referrals to specialists, hospital admissions and referrals to diagnostic services.

We believe our expertise allows us to provide a service and manage the risk that health insurance companies cannot provide on an efficient and economic level. Health insurance companies are typically structured as marketing entities to sell their products on a broad scale. Due to mounting pressures from the industry, managed care organizations have altered their strategy, returning to the traditional model of selling insurance and downstreaming the risk to a provider service network. Under such arrangements, managed care organizations receive premium from the government (HCFA) and commercial groups and pass a significant percentage of the premium on to a third party such as Metcare, to provide covered health benefits to patients, including pharmacy and other enhanced services. After all medical expenses are paid, any surplus or deficit remains with the Provider Service Network. When managed properly, accepting downstream risk can create significant surpluses.

We also use the Internet to help process encounters, referrals and the adjudication of claims between network primary care physicians and specialists. This process helps reduce the paperwork in the physician's office as well as provide a more efficient model for the patient in our network. Our utilization management team communicates with the physicians on a daily basis to provide overall management of the patient.

Within the healthcare market, the Company is moving to expand its revenue base through additional managed care contracts and the expansion of its pharmacy operations. The Company believes its proven success with its operating PSN model will allow it to enter new markets within Florida while at the same time further developing its existing relationships. As part of its continuing plan to expand its PSN operations, effective July 1, 2001 an additional 700 member lives were added in the Palm Beach market. On an annual basis the addition of these lives will generate approximately $3.8 million in incremental gross revenue.

Responding to rapid increases in prescription drug spending, the Company formed METCARE Rx, Inc., a wholly owned subsidiary, to better control prescription drug expenditures. An increasing number of health plans with low-cost co-pays for drug coverage, direct-to-consumer advertising, and newer, better therapies requiring high-cost branded products all drive up the cost of pharmacy benefits. In an effort to reduce these costs, the Company has negotiated contracts for the purchase, filling and delivery of prescriptions. Assuming that the Company can successfully implement its pharmacy strategy throughout its Network, METCARE believes it can achieve better management and control to provide significant cost savings and incremental revenues. As of June 1, 2001 the Company terminated its agreement with e-Medsoft.com to operate its pharmacy and has taken over the daily management of the pharmacy operation. The company has recruited experienced executive management to operate the pharmacy.

FOR THE THREE MONTHS ENDED JUNE 30, 2001

RESULTS OF OPERATIONS

The Company had revenues of $30.6 million for the quarter ended June 30, 2001 while operating expenses were $28.6 million, resulting in income from operations of approximately $2.0 million and net income of $1.8 million, as compared to an operating profit of $543,000 and net income of $350,000 for the same period in 2000, increases of 267% and 428% respectively.

Earnings before interest, taxes, depreciation and amortization (EBITDA) increased $1.5 million, from $718,000 in the second quarter of 2000 to $2.2 million in 2001. In addition, at June 30, 2001 the Company's working capital was $8.1 million while its net worth increased to $10.8 million, both showing significant improvement over the June 30, 2000 working capital deficit and negative net worth of $9.6 million and $6.7 million respectively.

These results continue the trend of profitability that began in the first quarter of 2000.

REVENUE

Revenue for the quarter ended June 30, 2001 increased $1.3 million over the same period in 2000, from $29.3 million to $30.6 million. PSN revenues, the core of the Company's business, increased 4%, from $28.9 million to $30.1 million, due primarily to funding increases in our PSN revenues from November 2000 revisions to the Balanced Budget Act of 1997. Non-PSN revenues increased 5%, from $475,000 to $500,000, as a result of the June 2001 start-up of the Company's pharmacy operation (Metcare Rx) in the Daytona market. Management believes that Metcare Rx will eventually account for a significant percentage of overall company wide revenues as it continues to expand in Daytona and other markets.

EXPENSES

Medical expenses decreased approximately $1.1 million in the second quarter of 2001 over the same period in 2000, from $26.9 million in 2000 to $25.8 million in 2001, reflecting a decrease in our medical loss ratio (MLR) from 93% to 86%. This decrease is due to the Company's improved utilization efforts resulting primarily from the Company's growing experience in managing the Daytona market.

Salaries and benefit costs for the quarter increased 54% over the same period in 2000, from $983,000 to $1.5 million. This increase results primarily from two factors, new locations and increased management personnel. Through late 2000 and the first six months of 2001, five new locations were opened. These locations accounted for $399,000 of incremental payroll related costs. Three of these (Port Orange, Ormond Beach and Everglades), totaling $301,000 in payroll costs, were opened February 2001 and operated as medical centers for our PSN operations in Daytona and Palm Beach. Metlabs, which we began operating in October 2000, accounted for $82,000 of the increase in payroll expenses while Metcare Rx, opened June 2001, the Company's pharmacy operation, accounted for $16,000 of incremental payroll costs. In addition, during the second half of 2000 and early 2001 the Company recognized the need to bolster its management, hiring three new senior managers totaling approximately $120,000 in payroll costs for the quarter.

Depreciation and amortization for the quarter ended June 30, 2001 was $215,000 compared to $171,000 the year before. Of the increase, $31,000 is due to the amortization of goodwill on the above mentioned acquisitions while the balance results from deprecation of fixed assets acquired over the past year in the normal course of operations.

General and administrative expense for the quarters ended June 30, 2001 and 2000 were $1.1 million and $696,000 respectively, an increase in the current period of approximately $396,000. Significant increases occurred in marketing and consulting fees ($68,000) primarily to market and promote the company. Legal and other related costs incurred as a result of regulatory filings accounted for $79,000 in the June 2001 quarter. In addition, approximately $227,000 in incremental general and administrative expenses were incurred by the five aforementioned new operating locations in the quarter.

FOR THE SIX MONTHS ENDED JUNE 30, 2001

RESULTS OF OPERATIONS

The Company had revenues of $60.1 million for the six months ended June 30, 2001 while operating expenses were $56.7 million, resulting in income from operations of approximately $3.4 million and net income of $3.1 million, as compared to an operating profit of $764,000 and net income of $504,000 for the same period in 2000, increases of 340% and 507% respectively.

Earnings before interest, taxes, depreciation and amortization (EBITDA) increased $2.7 million, from $1.1 in the first half of 2000 to $3.8 million in 2001. In addition, at June 30, 2001 the Company's working capital was $8.1 million while its net worth increased to $10.8 million, both showing significant improvement over the June 30, 2000 working capital deficit and negative net worth of $9.6 million and $6.7 million respectively.

REVENUE

Revenue for the six months ended June 30, 2001 increased $882,000 over the same period in 2000, from $59.2 million to $60.1 million. PSN revenues, the core of the Company's business, increased $1.4 million, from $57.8 million to $59.2 million, due primarily to funding increases in our PSN revenues from November 2000 revisions to the Balanced Budget Act of 1997. Non-PSN revenues decreased $507,000 due to a $555,000 reduction in one-time revenue and revenue from discontinued (MRI and Datascan) and non-PSN operations which were reported in the first quarter of 2000. This decrease in non-PSN revenues was slightly offset by $24,000 in revenues generated from the June 2001 start-up of the Company's pharmacy operation (Metcare Rx) in the Daytona market. Management believes that Metcare Rx will eventually account for a significant percentage of overall company wide revenues as it continues to expand in Daytona and other markets.

EXPENSES

Medical expenses decreased approximately $3.6 million in the first six months of 2001 over the same period in 2000, from $55.0 million in 2000 to $51.4 million in 2001, reflecting a decrease in our medical loss ratio (MLR) from 95% to 87%. This decrease is due to the Company's improved utilization efforts resulting primarily from the Company's growing experience in managing the Daytona market.

Salaries and benefit costs for the six months increased $977,000 over the same period in 2000, from $1.9 million to $2.9 million. This increase results primarily from two factors, new locations and increased management personnel. Through late 2000 and the first six months of 2001, five new locations were opened. These locations accounted for $669,000 of incremental payroll related costs. Three of these (Port Orange, Ormond Beach and Everglades), totaling $509,000 in payroll costs, were opened February 2001 and operated as medical centers for our PSN operations in Daytona and Palm Beach. Metlabs, which we began operating in October 2000, accounted for $144,000 of the increase in payroll expenses while Metcare Rx, opened June 2001, the Company's pharmacy operation, accounted for $16,000 of incremental payroll costs. In addition, during the second half of 2000 and early 2001 the Company recognized the need to bolster its management, hiring three new senior managers totaling approximately $269,000 in payroll costs for the six months.

Depreciation and amortization for the six months ended June 30, 2001 was $421,000 compared to $356,000 the year before. $65,000 of the increase is due to the amortization of goodwill on the above mentioned acquisitions while the balance results from deprecation of fixed assets acquired over the past year in the normal course of operations.

General and administrative expense for the six months ended June 30, 2001 and 2000 were $2.0 million and $1.2 respectively, an increase in the current period of approximately $833,000. Significant increases occurred in marketing and consulting fees ($142,000) primarily to market and promote the company.

Legal and other related costs incurred as a result of regulatory filings, annual meeting and financing initiatives accounted for $206,000 in the six months ended June 30, 2001. In addition, approximately $380,000 in incremental general and administrative expenses were incurred by the five aforementioned new operating locations while $100,000 of the increase is attributable to additional bad debt reserves related to the Company's accounts receivable from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically experienced liquidity and cash flow problems, the result of the Company's prior operating losses and costs associated with restructuring carried over from the year ended December 31, 1999. Beginning in 2000, the Company began operating profitably and has been able to raise the funds required to augment its cash flow from operations. In the quarter ended June 30, 2001, the Company raised approximately $4.2 million in equity financing, principally from three institutional investors, at prices ranging from $1.60 to $1.85. In connection with these transactions the Company issued 2,353,778 shares of its common stock.

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

In addition to third party financing, the primary source of the Company's liquidity is derived from payments under its full-risk contracts. In connection with its January 2000 contract in the Daytona market, the Company was required to fund a full year's IBNR (claims incurred but not reported) and, as a result, the cash flow provided from that contract was minimal for the year ended December 31, 2000. Beginning early 2001, this contract began generating substantial cash flows. In addition, the revisions to portions of the Balanced Budget Act of 1997 began providing increased funding of approximately $526,000 per month on the Company's existing contracts in March 2001.

The Company has certain accounts receivable, which have been financed under a line of credit. Such borrowings were available on a formula basis taking into account the amount and age of eligible receivables and amounted to $666,050 at June 30, 2001. The Company had no additional availability under the line and has restructured it as an 18-month term loan with monthly payments of $50,000, which includes principal and interest at 5% over prime.

At June 30, 2001 the Company had a liability for unpaid payroll taxes and related interest of approximately $1.96 million. In April 2001, the Company negotiated an installment plan with the Internal Revenue Service (IRS) whereby it is making monthly installments ranging from $50,000 to $100,000 until the liability is retired.

In June 2001, the Company terminated its consulting and preferred provider agreement for technology software and our pharmacy management agreement with e-Medsoft.com. Under the terms of the termination agreement we assumed some of the accounts payable concerning the pharmacy operation; assumed the lease at the pharmacy location; purchased all of the pharmacy assets; and paid e-Medsoft.com $1,028,000, for the cost of the pharmacy assets and repayment of fees and advances received under the consulting and preferred provider agreements. There was no material effect on the Company's operating results for the quarter ended June 30, 2001 as satisfaction of all our obligations to e-Medsoft.com

PART II OTHER INFORMATION

ITEM 1.  SUMMARY OF LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         NONE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 24, 2001 the Company held its 2001 Annual Meeting of Stockholders (the "Annual Meeting") for the following purposes:

         1. To elect eight members to the Company's Board of Directors to hold office until the Company's 2002 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

         2. To consider and vote upon a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 40,000,000 to 80,000,000.

         3.       To consider and vote upon a proposed Employee Stock Option
                  Plan.

         4. To ratify the appointment of Kaufman Rossin & Company as the independent auditors of the Company to serve at the pleasure of the Board.

The results from the Annual Meeting are summarized below.

         The following directors of the Company were elected to continue serving until the Company's 2002 Annual Meeting or until their successors are duly elected and qualified:


Name                             Votes For         Withheld        Abstentions      Broker Non-Vote
----                             ---------         --------        -----------      ---------------
Fred Sternberg                   18,258,811        11,722          81,838           159,978
Michael Cahr (1)(2)              18,270,533             0          81,838           159,978
Marvin Heiman (1)(2)             18,216,045        54,488          81,838           159,978
Michael Earley                   18,270,533             0          81,838           159,978
Karl Sachs (2)                   18,270,533             0          81,838           159,978
Mark Gerstenfeld (1)             18,270,533             0          81,838           159,978
Martin Harrison, MD              18,270,533             0          81,838           159,978


(1)      Member of the Executive Committee
(2)      Member of the Audit and Compensation Committee

         In addition, the shareholders approved the proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 40,000,000 shares to 80,000,000 shares by the following vote:

            Votes For         Votes Against    Abstentions       Broker Non-Vote
            ---------         -------------    -----------       ---------------

            18,274,036        46,185           32,150            159,978

         The shareholders also approved the 2001 Stock Option Plan, which replaces the 1996 Stock Option Plan. The 2001 Plan will terminate on June 1, 2011. Under the 2001 Plan, the Board or the Compensation Committee may grant stock incentives to key individuals performing services for Metropolitan, including employees, officers, eligible directors, consultants and agents. Awards under the 2001 Plan may be in the form of incentive stock options and nonqualified stock options. 2,000,000 shares of common stock are reserved for issuance under the 2001 Plan. The 2001 Plan was approved by the following vote:

             Votes For      Votes Against    Abstentions       Broker Non-Vote
             ---------      -------------    -----------       ---------------

             18,209,060     98,940           44,371            159,978


         Lastly, the shareholders ratified the appointment of Kaufman Rossin & Company as the independent auditors of the Company to serve at the pleasure of the Board by the following vote:

             Votes For      Votes Against    Abstentions       Broker Non-Vote
             ---------      -------------    -----------       ---------------

             18,256,061        22,522           73,788            159,978



ITEM 5.  OTHER INFORMATION

         NONE

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

                                         METROPOLITAN HEALTH NETWORKS, INC.
                                         Registrant


Date:  August 13, 2001                       /s/ Fred Sternberg
                                         ---------------------------------------
                                             Fred Sternberg
                                             Chairman, President and
                                             Chief Executive Officer




Date:  August 13, 2001                  /s/ David S. Gartner
                                         ---------------------------------------
                                             David S. Gartner
                                             Chief Financial Officer