Form 10KSB40/A
period 1999-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 2001-09-18
CIK 1009379

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                   (MARK ONE)

      [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1999

   [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

        FOR THE TRANSITION PERIOD FROM JULY 1, 1999 TO DECEMBER 31, 1999

                             COMMISSION FILE NUMBER
                                     0-28456

                       METROPOLITAN HEALTH NETWORKS, INC.
                 (Name of small business issuer in its charter)

          FLORIDA                                        65-0635748
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   500 AUSTRALIAN AVENUE
    WEST PALM BEACH, FL                                      33401
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

                                  Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of
   Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

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

INDUSTRY

         GENERAL

         A Health Care Financing Administration ("HCFA") study projects spending for health care in the United States will increase from $1.035 trillion in 1996, or to $2.1 trillion by 2007. Health care costs per person are expected to jump from $3,759 to $7,100. Americans are expected to spend $171 billion on prescription drugs in 2007, up from $62 billion a decade earlier. A number of factors are at work which are affecting the patient, healthcare provider and payer relationship. Healthcare spending has been fairly stable in recent years, as consumers and employers have switched to managed care plans, holding down costs. Today, with 85% of working Americans now covered by managed care, the opportunity for additional savings is becoming harder to find. Managed care plans that have traditionally competed on price are starting to increase premiums to improve their profit margins. Medical costs are increasing due to inflation and the relative high cost of new medical technologies. The Balanced Budget Act is constraining health care spending for Medicare and Medicaid, putting greater pressure on payments to doctors and hospitals. Due to those trends, the study projects that insurance companies and consumers will see bigger increases in health bills than Medicare. Private sources are expected to pay nearly 55% of healthcare costs in 2007 compared to 53% in 1996. Hospitals will receive less, receiving 30 percent of healthcare expenditures by 2007, compared with 35% in 1996, due to the trend toward more outpatient care. Of the $1.035 trillion spent in healthcare in 1996 over 19% was directly attributable to physician services while nearly 58% was under physicians' direction.

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

PRIMEDICA HEALTHCARE, INC.

         The Company entered into litigation with regard to the Primedica acquisition agreement. This litigation was subsequently settled whereby the parties entered into a settlement agreement that reduced the total outstanding debt to $1,513,235 from $4,745,364. The settlement agreement provided for payments of $25,000 per week. A change in anticipated payments under a full risk contract caused the Company to default on the agreement. As a result of this change, the Company and Primedica then entered into a forbearance agreement, which increased the amount of the debt to $2,000,000 while maintaining the weekly payments of $25,000. At June 30, 1999 the Company was in default of the Forbearance Agreement and, accordingly, the amount owed to Primedica was adjusted to $4,745,364. As of August 4, 2000 the Company entered into a new agreement in which Primedica acknowledged payments of $700,000 and provided for continued weekly payments of $25,000 for 32 weeks, with a balloon payment of $500,000 in March 2001, which would result in total payments of $2,000,000. In the event the Company is not able to meet this obligation, the Company may continue payments through December 2001 with a balloon payment, bringing the total to $2,500,000. In the event of a default by the Company in the required payments to Primedica, the Company shall be obligated to pay the full amount of $4,745,364. The recorded liability at December 31, 1999 was $4,524,462. This liability was settled in full in September 2000 through a negotiation and subsequent payment of $350,000. A gain of approximately $3,500,000 will be recognized in the quarter ended September 30, 2000 in connection with this settlement.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Warrants are currently traded on the NASDAQ SmallCap Stock Market ("NASDAQ") OTC Bulletin Board under the symbols "MDPA" and "MDPAW", respectively. The following table sets forth the high and low closing bid prices for the common stock and warrants, as reported by NASDAQ:

                                                      HIGH                 LOW
                                                      ($)                  ($)

     COMMON STOCK
     Quarter ended September 30, 1997                 6.125                3.375
     Quarter ended December 31, 1997                  7.375                5.625
     Quarter ended March 31, 1998                     6.125                2.500
     Quarter ended June 30, 1998                      4.063                2.750
     Quarter ended September 30, 1998                 3.813                2.500
     Quarter ended December 31, 1998                  2.875                1.188
     Quarter ended March 31, 1999                     1.870                0.065
     Quarter ended June 30, 1999                      1.938                0.344
     Quarter ended September 30, 1999                 0.563                0.203
     Quarter ended December 31, 1999                  0.422                0.188

     WARRANTS
     Quarter ended September 30, 1997                 0.97                 0.44
     Quarter ended December 31, 1997                  1.06                 0.53
     Quarter ended March 31, 1998                     0.66                 0.25
     Quarter ended June 30, 1998                      0.59                 0.31
     Quarter ended September 30, 1998                 0.47                 0.25
     Quarter ended December 31, 1998                  0.28                 0.09
     Quarter ended March 31, 1999                     0.13                 0.03
     Quarter ended June 30, 1999                      0.13                 0.01
     Quarter ended September 30, 1999                 0.10                 0.02
     Quarter ended December 31, 1999                  0.10                 0.01

         The Company has not declared or paid any dividends on its common stock. The Company presently intends to invest its earnings, if any, in the development and growth of its operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS-SIX MONTHS ENDED DECEMBER 31, 1999

RESULTS OF OPERATIONS

OVERVIEW: The Company had revenues of $10,020,795 for the six month period ended December 31, 1999 compared to $8,377,103 for the same period in 1998, an increase of 19.6%. Operating expenses for those same periods were $14,049,744 and $11,008,810 respectively, a 27.6% increase of $3,040,934 in 1999. The loss from operations for the six months ended December 31,1999 amounted to $4,028,949 compared to $2,631,707 in 1998. The Company recognized a net loss of $6,214,486 and $2,720,512 for the six-month period ended December 31, 1999 and 1998, respectively. The current period results included a $2,185,537 loss on disposal of assets related to the Company's restruct ring.

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

OPERATING EXPENSES: Total operating expenses increased 27.6% for the six-month period ended December 31, 1999 compared to the prior year, rising from $11,008,810 to $14,049,744. Direct medical costs, expenses directly related to MSO revenue, increased from $2,506,228 for the six months ended December 31, 1998 to $6,455,678 for the same period in 1999. Medical expenses include all costs associated with providing services of the MSO operation including direct medical payments to physician providers, hospitals and ancillary services on a capitated and fee for service basis.

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

General and administrative expenses decreased by $700,697 or 31.7% to $1,510,497 for the six months ended December 31, 1999. General and administrative expenses were 15.1% of total revenue for the six months ended December 31, 1999 compared to 26.4% of revenue the for prior year period. This improvement was primarily due to decreases in legal and professional fees related to litigation and reduction in costs associated with the disposition of physician offices and diagnostic operations. The Company effectively settled all material litigation as of December 31, 1999.

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

         While the Company's net loss was approximately $6.2 million for the six months ended December 31, 1999, approximately $3,278,347 was attributable to non-cash items, including stock and stock options issued for services and compensation, loss on disposal of assets, and depreciation and amortization. The Company's cash needs in fiscal 1999 were met in part by an advance from an HMO of approximately $107,000 and certain private borrowings totaling approximately $850,000.

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

ITEM 7. FINANCIAL STATEMENTS

         The financial statements required to be filed hereunder are included under Item 13(a)(1) of this report.

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

--------------
         MARK K. GERSTENFELD has served as Director of the Company since October 9, 1998. In addition, Mr. Gerstenfeld has served from October of 1996 to present as an advisor to the Company. Mr. Gerstenfeld has since 1986 served as Vice President of Sales at Action West in New York, NY. Mr. Gerstenfeld received a Bachelor or Arts degree from Michigan State University in East Lansing Michigan and a MBA in marketing and marketing research from City College of New York, Baruch School of Business.

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

SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                                                       LONG-TERM
                                                                                       COMPENSATION
                                                                                       AWARDS
                                                                                       SECURITIES
                                                                 OTHER ANNUAL          UNDERLYING
NAME AND                     FISCAL      SALARY        BONUS      COMPENSATION         OPTIONS/SARs          ALL OTHER
PRINCIPAL POSITION           YEAR           $            $             ($)                  (#)              COMPENSATION
------------------           ----        -------      -------    -------------        ---------------        ------------

Noel J. Guillama
Chairman of the Board,       1998         41,466                   11,592
President,
Chief Executive Officer      1999         64,200                  197,989

Robert L. Kagan, MD
Vice President and           1998        348,818     77,500         7,700
Medical Director MRI Scan
Center

Michael P. Goldstein
Director, Acting Chief       1998         81,976                    8,400
Operating Officer and
President Metcare
Diagnostic Services

OPTIONS GRANTED IN THE YEAR ENDED DECEMBER 31, 1999 TO EXECUTIVES

                             NUMBER OF             % OF TOTAL
                             SECURITIES            OPTIONS/
                             UNDERLYING            SARs
                             OPTIONS/              GRANTED TO           EXERCISE OR
                             SARs                  EMPLOYEES IN         BASE PRICE             EXPIRATION
NAME                         GRANTED               FISCAL YEAR          ($/SHARE)              DATE
----                         -----------           -------------        -----------            ----------

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

                                                                              Value of Unexercised
                            Number of Unexercised Options                          In-the-Money
                              Held at December 31, 1999                    Options at December 31, 1999(1)
                          --------------------------------                ---------------------------------
NAME                      EXERCISABLE        UNEXERCISABLE                EXERCISABLE         UNEXERCISABLE
----                      -----------        -------------                -----------         -------------
                              (#)                (#)                          ($)                 ($)
                              ---                ---                          ---                 ---

Robert Kagan                 80,000             20,000
Donald B. Cohen             306,000


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

                                                               Percentage of
Name/Address of               Beneficial Ownership          Beneficial Ownership
Beneficial Owner                  Common Stock                  Common Stock
----------------                  ------------                  ------------

Noel J. Guillama(1)                1,490,666                          8.04%
Martin Harrison, M.D.(2)           5,291,372                         28.54%
Fred Sternberg(3)                    923,850                          4.98%
Paul Preste, M.D.(4)                  57,500                          0.31%
Karl Sachs(5)                        240,000                          1.21%
Mark Gerstenfeld(6)                  255,666                          1.24%
Michael Cahr(7)                      303,615                          1.64%
Marvin Heiman(8)                     131,100                          0.71%
Michael Earley(9)                     20,000                          0.11%
David Gartner(10)                     50,000                          0.27%
Debbie Finnel(11)                    200,000                          1.08%
Directors and Executive
Officers as a group
(9 persons)                        2,456,731                         11.63%

-------------

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

ITEM 13.EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements

C O N T E N T S


                                                                                 Page
                                                                                 ----

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Health Networks, Inc. and Subsidiaries as of December 31, 1999 and June 30, 1999, and the results of their operations and their cash flows for the six month period ended December 31, 1999 and each of the two years in the period ended June 30, 1999, in conformity with accounting principles generally accepted in the United States. We have not audited the consolidated statements of operations and cash flows for the six months ended December 31, 1998. Accordingly, we do not express an opinion or any other form of assurance on them.

The consolidated financial statements for the six month period ended December 31, 1999 have been restated as described in Note 2.

                                                     KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida

June 16, 2000, except for the fourth paragraph under "The Practices" in Note 3, which is August 2, 2000, and Note 2, which is September 14, 2001.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND JUNE 30, 1999

                                                                                  December 31, 1999         June 30, 1999
                                                                                  -----------------         -------------
ASSETS
CURRENT ASSETS
     Accounts receivable, net of allowances of $4,829,137 and $5,042,376,
         respectively                                                               $  3,001,661           $  3,459,245
     Other current assets (Note 6)                                                       257,699                 96,349
                                                                                    ------------           ------------
         Total current assets                                                          3,259,360              3,555,594

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $815,516 and
     $2,673,841, respectively (Note 4)                                                 1,228,416              4,316,128

GOODWILL, net of accumulated amortization of $249,555 and $958,722,
     respectively (Note 1)                                                             2,394,891              3,842,840

INTANGIBLE ASSETS, net of accumulated amortization of $91,145 and $36,458,
     respectively                                                                        127,605                182,292

OTHER ASSETS                                                                              23,308                 47,893
                                                                                    ------------           ------------
                                                                                    $  7,033,580           $ 11,944,747
                                                                                    ============           ============

LIABILITIES AND DEFICIENCY IN ASSETS
CURRENT LIABILITIES
     Accounts payable                                                               $  2,608,950           $  2,529,884
     Advances from HMO                                                                 1,596,000              1,089,000
     Due to related parties (Note 10)                                                     95,705                300,144
     Accrued expenses                                                                  3,013,466              1,665,399
     Medical costs payable                                                                98,907                357,940
     Line of credit (Note 8)                                                           1,520,668                132,231
     Unearned revenue                                                                    125,000                     --
     Current maturities of capital lease obligations (Note 7)                            378,094                848,120
     Current maturities of long-term debt (Note 9)                                     6,366,181              5,764,221
                                                                                    ------------           ------------
         Total current liabilities                                                    15,802,971             12,686,939

CAPITAL LEASE OBLIGATIONS (NOTE 7)                                                       449,515              2,280,705

LONG-TERM DEBT (NOTE 9)                                                                  293,700                477,902

COMMITMENTS AND CONTINGENCIES (NOTE 14)

DEFICIENCY IN ASSETS (NOTE 12)                                                        (9,512,606)            (3,500,799)
                                                                                    ------------           ------------
                                                                                    $  7,033,580           $ 11,944,747
                                                                                    ============           ============


                             See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998


                                                                                      Unaudited
                                                                  1999                   1998
                                                              ------------           ------------
REVENUES                                                      $ 10,020,795           $  8,377,103
                                                              ------------           ------------
EXPENSES
     Direct medical costs                                        6,455,678              2,506,228
     Payroll, payroll taxes and benefits                         3,280,791              3,503,208
     Depreciation and amortization                                 918,145                911,934
     Bad debt expense                                               54,418                630,184
     Rent and leases                                             1,225,910                672,061
     Consulting expense                                            304,283                157,188
     Interest                                                      300,022                416,813
     General and administrative                                  1,510,497              2,211,194
                                                              ------------           ------------
         Total expenses                                         14,049,744             11,008,810
                                                              ------------           ------------


LOSS FROM OPERATIONS                                            (4,028,949)            (2,631,707)
                                                              ------------           ------------
OTHER INCOME (EXPENSE)
     Loss on disposal of assets (Note 3)                        (2,185,537)                (9,158)
     Other                                                              --                (79,647)
                                                              ------------           ------------
         Total other income (expense)                           (2,185,537)               (88,805)
                                                              ------------           ------------

NET LOSS                                                      $ (6,214,486)          $ (2,720,512)
                                                              ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            10,738,757              6,501,185
                                                              ============           ============
NET LOSS PER SHARE, basic and diluted                         $      (0.58)          $      (0.42)
                                                              ============           ============




                            See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1999 AND 1998


                                                                                                1999                   1998
                                                                                            ------------           ------------
REVENUES                                                                                    $ 18,501,497           $ 14,025,264
                                                                                            ------------           ------------
EXPENSES
     Direct medical costs                                                                      7,346,978              1,294,347
     Payroll, payroll taxes and benefits                                                       7,046,342              7,114,017
     Depreciation and amortization                                                             1,870,774              1,415,515
     Bad debt expense                                                                          1,060,856              1,723,425
     Rent and leases                                                                           1,955,352              1,159,356
     Consulting expense                                                                        1,000,608                202,000
     Interest                                                                                    683,203                658,048
     General and administrative                                                                5,379,189              5,062,746
                                                                                            ------------           ------------
         Total expenses                                                                       26,343,302             18,629,454
                                                                                            ------------           ------------

LOSS FROM OPERATIONS                                                                          (7,841,805)            (4,604,190)
                                                                                            ------------           ------------

OTHER INCOME (EXPENSE)
     Loss on Primedica (Note 3)                                                               (2,206,448)                    --
     Loss on disposal of assets (Note 3)                                                        (362,003)              (330,000)
     Other                                                                                        90,440               (232,135)
                                                                                            ------------           ------------
         Total other income (expense)                                                         (2,478,011)              (562,135)
                                                                                            ------------           ------------

NET LOSS                                                                                    $(10,319,816)          $ (5,166,325)
                                                                                            ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                                        7,185,142              5,597,803
                                                                                            ============           ============

NET LOSS PER SHARE, basic and diluted                                                       $      (1.44)          $      (0.92)
                                                                                            ============           ============



                             See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)
SIX MONTH PERIOD ENDED DECEMBER 31, 1999


                                                                Common                   Additional
                                   Preferred  Preferred          Stock      Common         Paid-in
                                     Shares     Stock           Shares       Stock         Capital       Deficit         Total
                                   --------- ------------     ----------  ------------  ------------   ------------   ------------
BALANCES - JUNE 30, 1999             5,500   $  1,000,000      9,351,765  $      9,352  $ 12,781,486   $(17,291,637)  $ (3,500,799)

Conversion of preferred
 shares into common
 shares (Note 12)                     (500)      (500,000)     2,300,000         2,300       497,700             --             --

Shares issued in lieu
 of compensation                        --             --         62,700            63        19,770             --         19,833

Shares issued for
 consulting services                    --             --         29,000            29         5,686             --          5,715

Shares issued for
 loans                                  --             --         70,000            70        34,930             --         35,000

Shares issued for
 director's fees                        --             --         11,500            11         5,681             --          5,692

Shares issued for
 interest expense
 and late fees                          --             --        130,000           130        46,090             --         46,220

Contingent shares
 issued in connection
 with acquisition                       --             --        156,923           157          (157)            --             --

Dividends on preferred
 stock (Note 12)                        --             --             --            --            --         (6,986)        (6,986)

Issuance of options
 in lieu of
 compensation
 (Note 13)                              --             --             --            --        97,205             --         97,205

Net loss                                --             --             --            --            --     (6,214,486)    (6,214,486)
                                     -----   ------------     ----------  ------------  ------------   ------------   ------------
BALANCES - DECEMBER 31, 1999         5,000   $    500,000     12,111,888  $     12,112  $ 13,488,391   $(23,513,109)  $ (9,512,606)
                                     =====   ============     ==========  ============  ============   ============   ============






                             See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)
YEARS ENDED JUNE 30, 1999 AND 1998


                                                                                                       Unrealized Gain
                                                      Common                  Additional                On Securities
                          Preferred  Preferred        Stock      Common        Paid-in                  Available For
                            Shares     Stock          Shares      Stock         Capital      Deficit        Sale          Total
                            -----  ------------     ---------  ------------  ------------  ------------ -------------  ----------
BALANCES - JUNE 30, 1997       --  $         --     5,210,825  $      5,211  $  8,675,586  $ (1,747,993) $   40,916  $  6,973,720

Issuance of series A
 Preferred Stock
 (Note 12)                  5,000       500,000            --            --       (40,000)           --          --       460,000

Issuance of series B
 Preferred Stock
 (Note 12)                  1,200     1,200,000            --            --       (84,946)           --          --     1,115,054

Issuances of common
 stock                         --            --       625,142           625     1,768,853            --          --     1,769,478

Issuance of options
 in lieu of
 compensation                  --            --            --            --       127,000            --          --       127,000

Exercise of options
 (Note 13)                     --            --       470,602           471         3,959            --          --         4,430

Conversion of
 securities available
 for sale to the
 trading account               --            --            --            --            --            --     (40,916)      (40,916)

Dividends on
 preferred stock
 (Note 12)                     --            --            --            --            --       (10,000)         --       (10,000)

Net loss                       --            --            --            --            --    (5,166,325)         --    (5,166,325)

                            -----  ------------     ---------  ------------  ------------  ------------  ----------   -----------
BALANCES - JUNE 30, 1998    6,200     1,700,000     6,306,569         6,307    10,450,452    (6,924,318)         --     5,232,441

Conversion of preferred
 shares into common
 shares (Note 12)            (700)     (700,000)    1,297,305         1,297       698,703            --          --            --

Returned or retired
 shares (Note 3)               --            --      (114,354)         (114)     (276,594)           --          --      (276,708)

Shares issued in
 lieu of compensation          --            --       426,427           426       428,159            --          --       428,585

Shares issued for
 consulting services           --            --       540,500           541       228,509            --          --       229,050

Shares issued for
 marketing services            --            --       250,000           250       127,000            --          --       127,250

Shares issued for
 legal services                --            --        25,000            25        81,225            --          --        81,250

Shares issued for
 director's fees               --            --        18,000            18         6,282            --          --         6,300

Shares issued for
 non-compete agreement         --            --       125,000           125       218,625            --          --       218,750

Contingent shares
 issued in connection
 with acquisition              --            --       225,000           225          (225)           --          --            --

Exercise of options
 (Note 13)                     --            --       252,318           252        89,748            --          --        90,000

Dividends on preferred
 stock (Note 12)               --            --            --            --            --       (47,503)         --       (47,503)

Options granted for
 services rendered
 (Note 13)                     --            --            --            --       576,310            --          --       576,310

Issuance of options
 in lieu of
 compensation (Note 13)        --            --            --            --       153,292            --          --       153,292

Net loss                       --            --            --            --            --   (10,319,816)         --   (10,319,816)
                            -----  ------------     ---------  ------------  ------------  ------------  ----------   -----------
BALANCES - JUNE 30, 1999    5,500  $  1,000,000     9,351,765  $      9,352  $ 12,781,486  $(17,291,637) $       --   $(3,500,799)
                            =====  ============     =========  ============  ============  ============  ==========   ===========



                             See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS PERIODS ENDED DECEMBER 31, 1999 AND 1998


                                                                                                          Unaudited
                                                                                       1999                  1998
                                                                                   -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $(6,214,486)          $(2,720,512)
                                                                                   -----------           -----------
     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
         Depreciation and amortization                                                 918,145               911,934
         Loss on disposal of assets                                                  2,185,537                    --
         Provision for bad debts                                                        54,418               630,184
         Stock options granted in lieu of compensation                                  97,205                    --
         Stock issued for professional services and compensation                        31,240                    --
         Stock issued for loans, interest and late fees                                 46,220                    --
         Changes in operating assets and liabilities:
             Accounts receivable                                                       403,166             1,079,356
             Trading securities                                                             --                  (204)
             Other current assets                                                     (209,951)             (272,261)
             Other assets                                                               24,585               (72,092)
             Accounts payable and accrued expenses                                   1,350,062             1,331,322
             Unearned revenue                                                          125,000                    --
             Medical claims payable                                                         --                13,626
                                                                                   -----------           -----------
                  Total adjustments                                                  5,025,627             3,621,865
                                                                                   -----------           -----------
                      Net cash provided by (used in) operating activities           (1,188,859)              901,353
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash consideration paid for companies acquired                                   (200,000)                   --
     Capital expenditures                                                             (109,181)             (360,542)
                                                                                   -----------           -----------
                      Net cash used in investing activities                           (309,181)             (360,542)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings (repayments) under line of credit facilities                     1,388,437              (980,685)
     Repayments of notes payable                                                      (484,267)                   --
     Borrowings on note payable                                                        847,025                    --
     Net repayments of capital lease obligations                                      (360,155)             (285,855)
     Net proceeds from issuance of common stock                                             --              (158,719)
     Advances from HMO                                                                 107,000                    --
                                                                                   -----------           -----------
                      Net cash provided by (used in) financing activities            1,498,040            (1,425,259)
                                                                                   -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   --              (884,448)

CASH AND CASH EQUIVALENTS - BEGINNING                                                       --               916,464
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS - ENDING                                                 $        --           $    32,016
                                                                                   ===========           ===========





                            See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE SIX MONTHS PERIODS ENDED DECEMBER 31, 1999 AND 1998


                                                                                                             Unaudited
                                                                                            1999                1998
                                                                                         ----------          ----------
Supplemental Disclosures:

     Interest paid                                                                       $  221,000          $  384,000
                                                                                         ----------          ----------

     Income taxes paid                                                                   $       --          $       --
                                                                                         ----------          ----------

Supplemental Disclosure of Non-cash Investing and Financing Activities (Note 3)

     Purchase price in excess of net assets acquired                                     $  820,000          $       --
                                                                                         ----------          ----------

     Conversion of preferred shares into common stock                                    $  500,000          $       --
                                                                                         ----------          ----------

     Fair value of assets disposed of in connection with sales                           $4,694,944          $       --
                                                                                         ----------          ----------

     Fair value of liabilities disposed of in connection with sales                      $2,509,407          $       --
                                                                                         ----------          ----------

     Common stock issued for non-compete agreement                                       $       --          $  218,750
                                                                                         ----------          ----------




                             See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999 AND 1998


                                                                                     1999                 1998
                                                                                 ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $(10,319,816)        $ (5,166,325)
                                                                                 ------------         ------------
     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
         Depreciation and amortization                                              1,702,034            1,415,515
         Loss on Primedica                                                          2,206,448                   --
         Realized loss on sales of securities                                         131,452               22,677
         Change in unrealized gain on trading securities                              (85,314)                  --
         Loss on sale of property and equipment                                        14,339                   --
         Loss on disposal of assets                                                   362,003                   --
         Provision for bad debts                                                    1,060,856            1,723,425
         Deferred costs charged to operations                                              --              260,364
         Amortization of discount on note payable                                     168,740               36,201
         Stock options granted in lieu of compensation                                153,292              127,000
         Stock options granted for professional services                              576,310                   --
         Stock issued in lieu of compensation                                         428,585                   --
         Stock issued for professional services                                       443,850              350,632
         Changes in operating assets and liabilities:
             Accounts receivable                                                    1,330,769           (1,577,900)
             Trading securities                                                            --              240,072
             Other current assets                                                     145,865              (92,296)
             Other assets                                                              85,436               20,461
             Accounts payable and accrued expenses                                  2,044,599            1,060,358
             Due to related parties                                                   300,144                   --
             Medical claims payable                                                  (487,597)             466,990
                                                                                 ------------         ------------
                  Total adjustments                                                10,581,811            4,053,499
                                                                                 ------------         ------------
                      Net cash provided by (used in) operating activities             261,995           (1,112,826)
                                                                                 ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deferred acquisition costs                                                       171,890             (110,016)
     Repayment (issuance) of notes receivable                                         170,000             (170,000)
     Cash consideration paid for companies acquired                                        --             (346,500)
     Cash balances of companies acquired                                                   --               46,626
     Capital expenditures                                                            (908,712)            (371,815)
                                                                                 ------------         ------------
                      Net cash used in investing activities                          (566,822)            (951,705)
                                                                                 ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under line of credit facilities                   (1,543,694)           1,023,399
     Repayments of notes payable                                                      (82,044)            (717,547)
     Borrowings on note payable                                                       420,017              177,413
     Repayments of capital lease obligations                                         (584,916)            (704,641)
     Loan acquisition cost                                                                 --              (45,000)
     Proceeds from exercise of stock options                                           90,000                4,430
     Net proceeds from issuance of preferred stock                                         --            1,575,054
     Advances from HMO                                                              1,089,000                   --
                                                                                 ------------         ------------
                      Net cash provided by (used in) financing activities            (611,637)           1,313,108
                                                                                 ------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (916,464)            (751,423)

CASH AND CASH EQUIVALENTS - BEGINNING                                                 916,464            1,667,887
                                                                                 ------------         ------------
CASH AND CASH EQUIVALENTS - ENDING                                               $         --         $    916,464
                                                                                 ============         ============




                             See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
YEARS ENDED JUNE 30, 1999 AND 1998



                                                                                            1999                1998
                                                                                         ----------          ----------
Supplemental Disclosures:

     Interest paid                                                                       $  633,000          $  560,000
                                                                                         ----------          ----------

     Income taxes paid                                                                   $       --          $       --
                                                                                         ----------          ----------

Supplemental Disclosure of Non-cash Investing and Financing Activities (Note 3)

     Common stock issued in connection with acquisitions                                 $       --          $1,291,846
                                                                                         ----------          ----------

     Issuance of notes payable in connection with acquisitions                           $   37,801          $2,856,123
                                                                                         ----------          ----------

     Fair value of assets received in connection with acquisitions                       $  581,810          $2,200,151
                                                                                         ----------          ----------

     Fair value of liabilities assumed in connection with acquisitions                   $  454,054          $1,060,270
                                                                                         ----------          ----------

     Capital lease obligations incurred on purchases of equipment                        $  502,808          $  221,673
                                                                                         ----------          ----------

     Dividends accrued but not paid                                                      $   47,503          $   10,000
                                                                                         ----------          ----------

     Common stock issued for non-compete agreement                                       $  218,750          $       --
                                                                                         ----------          ----------


METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues for the six month period ended December 31, 1999 and years ended June 30, were as follows:



                                                                  Years Ended June 30
                                    Six Months Ended        --------------------------------
                                    December 31, 1999          1999                 1998
                                    -----------------       -----------          -----------
Patient revenues, net                  $ 3,170,405          $ 9,606,854          $12,116,028
MSO revenues, net                        6,838,390            8,862,826            1,643,462
Billing service revenues, net               12,000               31,817              265,774
                                       -----------          -----------          -----------
                                       $10,020,795          $18,501,497          $14,025,264
                                       ===========          ===========          ===========


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

NOTE 2. RESTATEMENT

Although the Company continues to negotiate with the Internal Revenue Service
(IRS), and management believes that it will be successful in obtaining a waiver of any penalties relating to past due payroll taxes, it has restated its financial statements to give effect to such penalties as incurred as specified by statute. If and when the Company obtains a formal notification of waiver from the IRS, the Company will, at that time record as income all penalties accrued to date.

The impact of the restatement on affected financial information in the balance sheet and the consolidated statement of operations at and for the six month period ended December 31, 1999, is as follows:


                                            As Previously
                                           Reported as of               As Restated as of
                                          December 31, 1999             December 31, 1999
                                          -----------------             -----------------
Accrued expenses                             $ 2,793,466                    $ 3,013,466
Total current liabilities                     15,582,971                     15,802,971
Accumulated deficit                           23,293,109                     23,513,109
Deficiency in assets                           9,292,606                      9,512,606



                                                         As Previously
                                                        Reported for the            As Restated for the
                                                        Six Months Ended             Six Months Ended
                                                       December 31, 1999             December 31, 1999
                                                       -----------------            -------------------
General and administrative expenses                      $ 1,290,497                    $ 1,510,497
Total expenses                                            13,829,744                     14,049,744
Loss from operations                                       3,808,949                      4,028,949
Net loss                                                   5,994,486                      6,214,486
Net loss per share, basic and diluted                           0.55                           0.58


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

PRO FORMA - UNAUDITED

Unaudited pro forma results of operations, assuming the acquisition of Family Medical Plaza, Inc. and Advanced occurred as of the beginning of the fiscal year ended June 30, 1999 and June 30, 1998, after giving effect to certain adjustments such as the elimination of intercompany transactions resulting from the acquisitions were as follows:

                                   (Unaudited)                      (Unaudited)
                                  June 30, 1999                    June 30, 1998
                                  -------------                    -------------

Revenues                          $ 19,749,497                     $ 14,025,264
Net loss                          $(10,947,319)                    $ (4,950,325)
Loss per share                    $      (1.52)                    $      (0.88)

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

PRO FORMA - UNAUDITED

Unaudited pro forma results of operations, assuming the acquisition of the Sreekumar and Federgreen practices occurred as of the beginning of the six months periods ended December 31, 1999 and 1998, after giving effect to certain adjustments such as the elimination of intercompany transactions resulting from the acquisitions were as follows:

                              (Unaudited)                (Unaudited)
                           December 31, 1999           December 31, 1998
                           -----------------           -----------------

Revenues                     $ 10,560,795                $  8,917,103
Net loss                     $  6,094,486)               $ (2,600,512)
Loss per share               $      (0.56)               $      (0.40)

The pro forma summary does not necessarily reflect the results of operations as they would have been if the companies had constituted a single entity during such periods.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                           December 31, 1999            June 30, 1999
                                           -----------------            -------------
Machinery and medical equipment               $   222,805                $ 1,694,841
Furniture and fixtures                            531,721                    254,154
Leasehold improvements                            365,931                    813,941
Computer and office equipment                     425,259                    492,589
Automobile equipment                               61,380                    160,086
                                              -----------                -----------
                                                1,607,096                  3,415,611
Less accumulated depreciation                    (569,835)                (1,346,948)
                                              -----------                -----------
                                              $ 1,037,261                $ 2,068,663
                                              ===========                ===========



Property and equipment under capital leases consisted of the following:

                                      December 31, 1999         June 30, 1999
                                      -----------------         -------------
Machinery and equipment                 $        --              $ 3,137,399
Computer and office equipment                436,836                 436,959
                                         -----------             -----------
                                             436,836              3,574,358

Less accumulated amortization               (245,681)             (1,326,893)
                                         -----------             -----------
                                             191,155              2,247,465
                                         -----------             -----------
                                         $ 1,228,416             $ 4,316,128
                                         ===========             ===========

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

NOTE 7. CAPITAL LEASE OBLIGATIONS

The Company is obligated under capital leases relating to certain of its property and equipment. Future minimum lease payments for capital lease obligations as of December 31 were as follows:

        2000                                           $       466,539
        2001                                                   226,768
        2002                                                   141,394
        2003                                                   109,041
        2004                                                    75,461
                                                       ---------------
                                                             1,019,203
        Less amount representing interest                      191,594
                                                       ---------------
                                                               827,609
        Less current maturities                                378,094
                                                       ---------------
                                                       $       449,515
                                                       ===============

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

NOTE 9. LONG-TERM DEBT

Long-term debt consisted of the following:


                                                                December 31, 1999      June 30, 1999
                                                                -----------------      -------------
Promissory note to Primedica in connection with the
  acquisition of assets on April, 1998; stated interest at
  7.5%; original note balance of $3,500,000; note is in
  default and carried at the default amount (See Note
  3); due on demand.                                               $4,524,462            $4,745,370

Note payable to former owner of MIS; interest at 6.5%;
  principal and interest payment of $213,000 was due April 1,
  1998; unsecured; during 1998 and 1999 the note was in
  default; interest was increased to 18%. Effective December
  18, 1999, the note was discharged
  as part of the sale of MIS.  (see Note 3).                               --               185,000

Note payable to former owner of GMA and shareholder of the
  Company; interest at 8%; payable in monthly installments of
  $37,834 commencing in August, 1998; collateralized by
  substantially all assets of GMA; prior to August 1998 the
  note required only monthly interest payments; at December
  31, 1999 and June 30,
  1999 in default and; due on demand.  (Notes 10 and 16)              712,615               329,194

Note payable to former owner of Advanced; non-interest
  bearing; due and payable on April 30, 1999; at June 30, 1999 in default and; due on demand. Repaid during the six months ended December 31, 1999 for $40,000 and
  the release of 70,000 shares held in escrow.                             --                75,000

Note payable to HMO in connection with the Advanced
  acquisition (see Note 3); interest at 6%, increased to 14%
  if note defaults; payable in 60 monthly installments of
  $7,489 commencing May 1, 1999; collateralized by accounts
  receivable and property and  equipment.                             371,620               377,223

Promissory note to former owner of Family Medical Plaza;
  interest at 8%, due and payable on March 14, 1999; at June
  30, 1999 in default and due on demand. Subsequently, a
  settlement was reached, revised terms reduce installments of
  $2,500 commencing on August 15, 2000.                                45,000                37,756



                                                                December 31, 1999      June 30, 1999
                                                                -----------------      -------------
Note payable to an individual; unsecured; stock-based interest of 23%; due on demand. Repaid on July 1, 1999 in full with
  45,500 shares of the Company's
  common stock issued in lieu of interest.                                 --               200,000

Note payable to former officer of MIS in connection with
  severance agreement; due on March 1, 1999; non-interest
  bearing unless defaults occurs, then interest shall be 5%
  above the prime rate; at December 31, 1999 and June 30, 1999
  in default and; due on demand.                                      170,000               195,000

Note payable to former owner of Federgreen practice;
  non-interest bearing; payable in installments of
  $10,000 commencing January 2000.                                    120,000                    --

Note payable to former owner of Sreekumar practice;
  non-interest bearing; collateralized by the assets of the
  practice; due and payable on August 12, 2000 in
  cash or common stock.                                               300,000                    --

Various installment notes payable; interest ranging from 9.7%
  to 10.13%; collateralized by various automobiles;
  due September 2001 through August 2002.                              44,545                44,545

Equipment notes payable to bank; interest ranging from 9.5% to
  10.48%; collateralized by medical testing
  equipment; due August, 2000 through November, 2000.                  53,035                53,035

Notes payable with interest at 17.5%, due in six monthly
  installments beginning July 2000. The holders of these notes have the right to convert the outstanding obligations to
  common stock at $0.50 per share at any time.                        125,000                    --

Notes payable with interest at 11.5% payable in three monthly installments of $10,000 beginning January 2000 and
  thereafter nine monthly installments of $19,688 and
  collateralized by substantially all assets of the
  Company.                                                            193,604                    --
                                                                   ----------            ----------
                                                                    6,659,881             6,242,123
Less current maturities                                             6,366,181             5,764,221
                                                                   ----------            ----------
Long-term debt                                                     $  293,700            $  477,902
                                                                   ==========            ==========


Aggregate maturities of long-term debt for subsequent years as of December 31, are as follows:

        2000                                             $ 6,366,181
        2001                                                  90,615
        2002                                                  87,815
        2003                                                  85,344
        2004                                                  29,926
                                                         -----------
                                                         $ 6,659,881
                                                         ===========

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

NOTE 11. INCOME TAXES

The components of income taxes were as follows:


                                      Six months ended         Year Ended            Year Ended
                                      December 31, 1999       June 30, 1999         June 30, 1998
                                      -----------------       -------------         -------------
Current Benefit
     Federal                             $        --           $        --           $        --
     State                                        --                    --                    --

Deferred Benefit
     Federal                               1,669,000             3,353,000             1,787,000
     State                                   288,000               381,000               183,000

Increase in Valuation Allowance           (1,957,000)           (3,734,000)           (1,970,000)
                                         -----------           -----------           -----------
Income Tax Benefit                       $        --           $        --           $        --
                                         ===========           ===========           ===========


The effective tax rate for six months ended December 31, 1999, differed from the federal statutory rate due to state income tax benefits of approximately $288,000, an increase in the valuation allowance of approximately $1,957,000 and permanent and other differences of approximately $457,000.

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

The Company has net operating loss carryforwards totalling approximately $23,200,000, expiring in various years through 2019.

At December 31, and June 30, 1999, approximate deferred tax assets and liabilities were as follows:


                                               December 31, 1999            June 30, 1999
                                               -----------------            -------------
DEFERRED TAX ASSETS:
  Allowances for doubtful accounts                $   868,000                $ 1,560,000
  Amortization                                             --                    101,000
  Net operating loss carryforward                   8,707,000                  6,619,000
                                                  -----------                -----------
     Total deferred tax assets                      9,575,000                  8,280,000
                                                  -----------                -----------
DEFERRED TAX LIABILITIES:
  Cash basis subsidiaries                             674,000                    914,000
  Depreciation                                         14,000                    436,000
                                                  -----------                -----------
     Total deferred tax liabilities                   688,000                  1,350,000
                                                  -----------                -----------
Net deferred tax asset                              8,887,000                  6,930,000
Less valuation allowance                           (8,887,000)                (6,930,000)
                                                  -----------                -----------
                                                  $        --                $        --
                                                  ===========                ===========


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

Stock option activity for the six month period ended December 31, 1999 was as follows:


                                                    Number of            Weighted Average
                                                     Options              Exercise Price
                                                    ---------            ----------------
Balance, June 30, 1999                              2,383,842                $   4.27
Granted during period                                 507,000                $   0.37
Exercised and returned during period                       --                $     --
Forfeited during period                              (247,150)               $   4.29
                                                    ---------
Balance, end of period                              2,643,692                $   3.70
                                                    =========
Exercisable at end of period                        1,907,554                $   3.54
                                                    =========

The following table summarizes information about stock options outstanding at December 31, 1999:


                                    Options Outstanding                     Options Exercisable
                                ---------------------------              ---------------------------
                                                 Weighted                                Weighted
                                                  Average                                 Average
                                                 Remaining                               Remaining
                                Number of       Contractual             Number of       Contractual
Exercise Price                   Options           Life                  Options            Life
----------------                ---------       -----------            ----------       -----------
$0.100 - $1.000                 1,333,125          4.1                    634,004             4.3
$1.250 - $2.000                   217,000          4.2                    227,333             4.2
$2.500 - $3.000                   491,017          3.2                    471,317             3.0
$3.125 - $5.000                   147,050          3.3                    139,400             3.1
$5.250 - $8.000                   280,000          2.9                    260,000             2.7
$9.000 - $18.000                  175,500          3.2                    175,500             3.2
                                ---------                               ---------
                                2,643,692                               1,907,554
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

                                                 Period ended
                                               December 31, 1999
                                               -----------------

Net loss                                         $(6,272,057)

Net loss per share                               $     (0.58)

Stock option activity for the year ended June 30, 1999 was as follows:


                                                               Number of         Weighted Average
                                                                Options           Exercise Price
                                                               ---------         -----------------
Balance, June 30, 1998                                         1,458,250            $      5.02
Granted during year                                            1,331,975            $      1.20
Exercised and returned during year                              (260,500)           $      0.44
Forfeited during year                                           (145,883)           $      8.62
                                                               ---------
Balance, end of year                                           2,383,842            $      4.27
                                                               =========
Exercisable at end of year                                     1,928,792            $      4.00
                                                               =========


The following table summarizes information about stock options outstanding at June 30, 1999:


                                    Options Outstanding                      Options Exercisable
                                 --------------------------             ----------------------------
                                                 Weighted                                  Weighted
                                                  Average                                   Average
                                                 Remaining                                 Remaining
                                 Number of      Contractual             Number of         Contractual
Exercise Price                    Options          Life                  Options              Life
----------------                 ---------      -----------             ---------         -----------
$0.100 - $1.000                   814,925          5.0                    537,542             4.8
$1.250 - $2.000                   237,250          4.7                    214,083             4.6
$2.500 - $3.000                   629,117          3.7                    582,517             3.5
$3.125 - $5.000                   147,050          3.8                    135,400             3.6
$5.250 - $8.000                   380,000          3.7                    299,250             3.3
$9.000 - $18.000                  175,500          3.7                    160,000             3.6
                                ---------                               ---------
                                2,383,842                               1,928,792
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

                                   Year ended                  Year ended
                                    June 30,                    June 30,
                                      1999                        1998
                               -------------------         -------------------
Net loss                       $    (10,588,216)            $     (5,415,226)

Net loss per share             $          (1.47)            $          (0.97)

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

NOTE 14. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases office and medical facilities under various non-cancelable operating leases. Approximate future minimum payments under these leases for the years ended December 31, are as follows:

      2000                                            $  400,000
      2001                                               248,000
      2002                                               244,000
      2003                                               173,000
      2004                                               139,000
      Thereafter                                         245,000
                                                      ----------
      Total                                           $1,449,000
                                                      ==========

EMPLOYMENT CONTRACTS

The Company has employment contracts with certain executives, physicians and other clinical and administrative employees. Future annual minimum payments under these employment agreements for the years ended December 31, are as follows:

        2000                                            $471,000
        2001                                             154,000
        2002                                             121,000
        2003                                              96,000
        2004                                               4,000
                                                        --------
                                                        $846,000
                                                        ========

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

OTHER CONTINGENCIES

At December 31, 1999 and June 30, 1999, the Company had recorded accrued payroll taxes and interest and penalties of approximately $1,510,000 and $598,000, respectively, which are included in accrued expenses in the accompanying balance sheet. The Company has requested an IRS agent be assigned to this matter and intends to negotiate a payment plan to repay this amount.

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

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

3.1               Articles of Incorporation.(1)

3.2               Articles of Amendment to the Articles of Incorporation.(1)

3.3               By-laws.(1)

3.4 Article of Amendment to the Articles of Incorporation designating the Series A Preferred Stock.(8)

3.5 Article of Amendment to the Articles of Incorporation designating the Series B Preferred Stock.(8)

3.6 Articles of Amendment to the Articles of Incorporation amending the designation of the Series B Preferred Stock.(8)

4.1               Specimen Common Stock Certificate.(1)

4.2 Specimen Common Stock Purchase Warrant (issued pursuant to the Company's initial public offering on February 13, 1997)(1)

4.3               Underwriter's Warrant.(1)

4.4               Warrant Agreement.(1)

4.5 Specimen of Class A Warrant (issued pursuant to the Company's Private Placement in February 1996).(1)

4.6 Stock Purchase Warrant (issued pursuant to the Securities Purchase Agreement dated April 27, 1998).(8)

5.1 Opinion of Atlas, Pearlman, Trop & Borkson, P.A. concerning legality of shares being registered pursuant to this Registration Statement.(8)

10.1              Stock Option Plan.(1)

10.2              Executive Employment Agreement between the Company and Noel J.
                  Guillama.(1)

10.3              Executive Employment Agreement between the Company and Robert
                  L. Kagan, M.D.(1)

10.4              Sub-Lease Agreement with the Company and Safeskin dated August
                  1, 1996.(1)

10.5 Purchase and Sales Agreement between the Company, Roman Fisher and Ofra Fisher dated August 13, 1996.(1)

10.6 Purchase and Sales Agreement between the Company and Edwin Kagan dated August 13, 1996.(1)

10.7 Agreement between the Company and Dr. Robert Kagan dated September 1, 1996.(1)

10.8 Merger Agreement between the Company, Florida Rehabilitation Services, Inc., Southeast Medical Staffing, Inc. and Dr. Frederick J. Kunen dated September 25, 1996.(1)

10.9 Stock Purchase Agreement between the Company, Kenneth J. Hall, Ira P. Hall, Lee M. Hall and Michael Goldstein dated September 26, 1996.(1)

10.10 Assets Purchase Agreement between the Company, International Family Healthcare Centers, Inc. and Emergency Care Services, Inc. dated October 15, 1996.(1)

10.11 Merger Agreement between the Company, Metcare II, Inc., Paul Wand, M.D., P.A., and Paul Wand dated October 24, 1996.(1)

10.12 Promissory Note dated December 23, 1993 by Datascan of Florida, Inc. to First Union National Bank.(1)

10.13 Promissory Note dated September 1, 1996 by the Company to Robert L. Kagan.(1)

10.14 Promissory Note dated September 1, 1996 by the Company to Robert L. Kagan.(1)

10.15 Promissory Note dated September 1, 1996 by the Company to Robert L. Kagan.(1)

10.16 Promissory Note dated September 25, 1996 by the Company to Frederick J. Kunen.(1)

10.17 Promissory Note dated October 15, 1996 by the Company to International Family Healthcare Center, Inc.(1)

10.18             Executive Employment Agreement between the Company and Kenneth
                  Hall.(1)

10.19             Executive Employment Agreement between the Company and Roman
                  Fisher.(1)

10.20             Agreement between Mr. Guillama, Mr. Kagan and Ms. Hilderbrand.
                  (1)

10.21 Consulting Agreement between the Company and Euro-Atlantic Securities, Inc.(1)

10.22             Consulting Agreement between the Company and Sternco, Inc.(1)

10.23             Letter of Intent between the Company and General Medical
                  Associates, Inc.(1)

10.24 Lease Agreement between the Company and Champion Technologies of Florida, Inc.(1)

10.25 Letter of Intent between Martin Harrison, M.D. and Metropolitan Health Networks, Inc.(1)

10.26 Option Agreement between Noel J. Guillama, Bonnie Hilderbrand and Dr. Martin Harrison.(1)

10.27 Option Agreement between Noel J. Guillama, Bonnie Hilderbrand and Dr. Robert L. Kagan.(1)

10.28 Option Agreement between Noel J. Guillama, Bonnie Hilderbrand and Kenneth J. Hall.(1)

10.29 Merger Agreement dated August 6, 1997 by and among the Company, Metcare, GMA and Martin Harrison, M.D.(2)

10.30             Promissory Note dated August 6, 1997.(2)

10.31 Consulting Agreement dated July 28, 1997, between the Company and Lion Capital.(3)

10.32             Promissory Note dated August 6, 1997, by the Company to Dr.
                  Harrison, M.D.(3)

10.33 Post-Effective Amendment No. 1 to Merger Agreement dated October 1997, by and among Metropolitan Health Networks, Inc. ("Metropolitan"), Metcare III, Inc., General Medical Associates, Inc. and Martin Harrison.(4)

10.34 Agreement and Plan of Merger dated November 30, 1997 by and among the Company, Metcare VI, Inc. and Trident Medical Concepts, Inc.(5)

10.35 First Amendment to Merger Agreement dated January 13, 1998 by and among the Company, Metcare VI, Inc. and Trident Medical Concepts, Inc.(5)

10.36 Second Amendment to Merger Agreement dated February 22, 1998 by and among Trident Medical Concepts, Inc.(5)

10.37 Asset Purchase Agreement dated April 2, 1997 by and among the Company, Metcare VII, Inc. and Primedica Healthcare, Inc.(6)

10.38 Repurchase Election Agreement dated April 2, 1998 by and among the Company, Metcare VII and Primedica Healthcare, Inc.(6)

10.39             Promissory Note dated April 2, 1998.(6)

10.40 Stock Purchase Agreement dated July 1997 between Neal Jay Tolar and the Company.(8)

10.41 Securities Purchase Agreement dated April 27, 1998 between Pangea Fund Ltd. and the Company.(8)

10.42 Registration Rights Agreement dated April 27, 1998 between Pangea Fund Ltd. and the Company.(8)

21                Subsidiaries of the Company.(8)

23.2 Consent of Atlas, Pearlman, Trop & Borkson, counsel for the Company (included in opinion filed in Exhibit 5.1).(8)

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


SIGNATURE                           TITLE                                            DATE
/s/ Fred Sternberg                  President, Chief Executive                       September 14, 2001
------------------                  Officer and Chairman of the Board
Fred Sternberg

/s/ David S. Gartner                Chief Financial Officer                          September 14, 2001
--------------------                and Secretary
David S. Gartner


_________________                   Director                                         September 14, 2001
Karl Sachs


_________________                   Director                                         September 14, 2001
Michael Cahr


_________________                   Director                                         September 14, 2001
Marvin Heiman


_________________                   Director                                         September 14, 2001
Mark Gerstenfeld


_________________                   Director                                         September 14, 2001
Michael Earley


_________________                   Director                                         September 14, 2001
Martin Harrison
