Form 10KSB/A
period 2000-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 2001-09-18
CIK 1009379

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                   (MARK ONE)

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

         The new millennium brought many changes for METCARE. In 2000, the Company replaced senior management and implemented its new strategic plan, operating as a Provider Service Network (PSN), specializing in managed care risk contracting. The Company's ability to control its Network, incorporating leading edge technology, has produced favorable medical loss ratios, allowing the Company to successfully tap into the trillion dollar healthcare market. Through its current contracts the Company manages the risk and provides care to over 45,000 patients through its Network. For the twelve months ended December 31, 2000, METCARE generated revenues of $119.1 million with a profit of $4.9 million, inclusive of one-time gains of $4.0 million. Additionally, as of December 31, 2000 the Company improved shareholder value by increasing its net worth to a positive $841,000 from a negative $9.5 million as of December 31, 1999. Working capital increased $12.0 million and earnings before interest, penalties, taxes, depreciation and amortization (EBITDA) increased $11.1 million.

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

BUSINESS

         As of December 31, 2000, the Company had HMO agreements to manage patient risk in South and Central Florida and was responsible for providing healthcare services approximately 45,000 patient lives. METCARE provides its services through its Network of primary care physicians, specialists, hospitals and ancillary facilities. These providers have contracted to provide services to the Company's patients agreeing to certain fee schedules and care requirements.

         METCARE has developed an infrastructure of management expertise in the fields of:

         o        Disease Management - a method to manage the costs and care of high risk patients and produce better patient care.
         o        Quality Management - a review of overall patient care measured against best medical practice patterns.
         o Utilization Management - a daily review of statistical data created by encounters, referrals, hospital admissions and nursing home information.
         o        Claims Adjudication and Payment

         This expertise allows the Company to provide a service and manage the risk that health insurance companies cannot provide on an efficient and economic level. Health insurance companies are typically structured as marketing entities to sell their products on a broad scale. Due to mounting pressures from the industry, MCO's have altered their strategy, returning to the traditional model of selling insurance and transferring the risk to the PSN's. Under such arrangements, MCO's receive premiums from the Healthcare Financing Administration (HCFA) and commercial groups and pass a significant percentage of the premium on to a third party such as METCARE, to provide covered benefits to patients, including pharmacy and other enhanced services. After all medical expenses are paid, any surplus or deficit remains with the PSN. When managed properly, accepting this risk can create significant surpluses. Under METCARE's model, the physicians maintain their independence but are aligned with a professional staff to assist in providing cost effective medicine, which in turn helps maximize profits for the Company and the physicians. Furthermore, to limit its exposure, the Company has secured reinsurance (stop-loss coverage).

         We also use the Internet to help process referral claims between Network primary care physicians and specialists. This process helps reduce paperwork in the physician's office as well as provide a more efficient method for the patient in our Network. Our utilization management team communicates with the physicians on a daily basis to provide overall management of the patient.

         MANAGED CARE AGREEMENTS

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

         PHARMACY

         Responding to rapid increases in prescription drug spending, the Company formed METCARE RX, Inc., a wholly owned subsidiary, to capitalize on prescription drug expenditures that are forecast to increase over the next decade. An increasing number of health plans with low-cost co-pays for drug coverage, direct-to-consumer advertising, and newer, better therapies requiring high-cost branded products all drive up the cost of pharmacy benefits. In an effort to reduce these costs, the Company has negotiated an agreement allowing the Company to directly negotiate contracts for the purchase, filling and delivery of prescriptions. Assuming that it can successfully implement this agreement throughout its Network, METCARE believes it can achieve better management and control to provide significant cost savings and incremental revenues. As part of this program, the Company is providing its physicians with handheld wireless units that allow the physician to immediately process new prescriptions and refills, with delivery direct to the patient. In addition, with the use of the software technology included in this system, the physician is provided with a preferred formulary resulting in reduced costs to both the patient and Company.


         To assist in the implementation of this agreement, METCARE has contracted with an outside company to provide the necessary software and consulting services. The consulting agreement provides for an initial term of three years with a renewal option for a similar period. The terms of the agreement provide performance standards with a minimum savings over current costs. The consultant receives a fee plus incentives based upon specific performance criteria. The Company has received $500,000 and, upon achieving certain performance criteria, will receive an additional $500,000. The agreement provides, under certain circumstances, for termination by METCARE that would require the Company to return the initial $500,000.

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

         TELEMEDICINE AGREEMENT

         The Company has identified telemedicine as a potential resource to further manage cost in providing efficient patient care through disease management. Disease management is the practice of treating high-risk, high-cost patients that have diagnosed conditions for which there are broad variations of treatments. The telemedicine approach attempts to standardize the care and treatment of such patients to achieve a positive impact on healthcare outcomes and healthcare utilizations costs. The state-of-the-art technology utilized by telemedicine units enables the physician or nurse to have direct contact over the Internet with patients on a daily or more frequent basis as may be required, often reducing the need for costly ER visits or overnight hospital stays.

         METCARE has entered into an agreement with Cyber-Care, Inc. a supplier of telemedicine units and, based upon the initial pilot program, the Company has decided to extend this service to a larger group of chronically ill patients. The initial agreement calls for a 50-50 risk sharing formula to be determined upon completion of the pilot program.

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

PRIMEDICA HEALTHCARE, INC.

         The Company entered into litigation with regard to the Primedica acquisition agreement. This litigation was subsequently settled whereby the parties entered into a settlement agreement that reduced the amount outstanding on a judgment from $4,745,370 to $1,513,235. The settlement agreement provided for payments of $25,000 per week. A change in anticipated payments under a full risk contract caused the Company to default on the agreement. As a result of this change, the Company and Primedica then entered into a forbearance agreement, which increased the amount of the debt to $2,000,000 while maintaining the weekly payments of $25,000. At June 30, 1999 the Company was in default of the Forbearance Agreement and, accordingly, the amount owed to Primedica was adjusted to $4,745,370. The recorded liability at December 31, 1999 was $4,524,462. This liability was settled in full in September 2000 through a negotiation and a subsequent final payment of $350,000 for a total payment of $1.25 million. As a result, a gain of approximately $3.4 million was recognized in 2000 in connection with this settlement.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded on the OTCBB under the symbol "MDPA". The Company's Warrants traded under the symbol "MDPAW" until March 15, 2001 when they expired. The following table sets forth the high and low closing bid prices for the common stock and warrants, as reported by OTCBB:

                                                    High                  Low
                                                    ($)                   ($)
                                                    -----                -----
     COMMON STOCK
     Quarter ended September 30, 1998               3.813                2.500
     Quarter ended December 31, 1998                2.875                1.188
     Quarter ended March 31, 1999                   1.870                0.065
     Quarter ended June 30, 1999                    1.938                0.344
     Quarter ended September 30,1999                0.563                0.203
     Quarter ended December 31, 1999                0.422                0.188
     Quarter ended March 31, 2000                   3.813                0.235
     Quarter ended June 30, 2000                    2.750                1.031
     Quarter ended September 30, 2000               3.313                1.531
     Quarter ended December 31, 2000                2.000                0.750

     WARRANTS
     Quarter ended September 30, 1998               0.470                0.250
     Quarter ended December 31, 1998                0.280                0.090
     Quarter ended March 31, 1999                   0.130                0.030
     Quarter ended June 30, 1999                    0.130                0.010
     Quarter ended September 30, 1999               0.100                0.020
     Quarter ended December 31, 1999                0.100                0.010
     Quarter ended March 31, 2000                   0.250                0.005
     Quarter ended June 30, 2000                    0.375                0.070
     Quarter ended September 30, 2000               0.220                0.072
     Quarter ended December 31, 2000                0.080                0.015

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

         The Company had revenues of $119.1 million for the twelve-month period ended December 31, 2000 compared to $10.0 million for the six months ended December 31, 1999. Operating expenses for those same periods were $117.5 million and $13.5 million respectively. The Company had a net income of $4.9 million for the twelve months ended December 31, 2000 versus a loss of $6.2 million for the six-month period ended December 31, 1999. Current year period results include a one-time gain of $3.4 million related to the settlement of litigation. On a continuing operations basis the Company had a profit for the current twelve months of $1.7 million compared to a loss $3.5 million for the six months ended December 31,1999. The increase in revenues and profits for the year ended December 31, 2000 reflects management's change in the direction of the business as a PSN and reaffirms its operating model as a downstream risk provider.

         Furthermore, METCARE began 2000 with a deficit net worth of $9.5 million and ended the year with a positive net worth of $841,000, an improvement of $10.4 million, while working capital improved by $12.0 million and EBITDA increased by $11.1 million.

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

         Bad debt expense of $644,000 reflects the adjustment to our reserve for doubtful accounts based on our best estimates of the collectability of our accounts receivable. Management expects this amount to decline as a result of a change in its business model.

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

         Interest and penalty expense was $768,000 for the twelve months ended December 31, 2000. The interest costs on a comparable basis reflect a decrease due to the improved working capital position of the Company and its ability to reduce its debt.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced ongoing liquidity and cash flow problems, the result of the Company's prior operating losses and costs associated with restructuring carried over from the year ended December 31, 1999. In the year ended December 31, 2000, the Company had EBITDA of $6.4 million, which was used to fund current operations. In addition, the Company raised $4.6 million in debt and equity and was able to settle prior obligations at terms favorable to the Company. As a result, working capital increased by $12.0 million from December 31, 1999 to December 31, 2000 and shareholders' equity improved by $10.4 million.

         In March 2001, the Company secured a two-year equity line of credit in the amount of $12 million, which the Company has the right, but not the obligation, to draw upon. The facility allows the Company to draw up to an aggregate of $750,000 per month based upon certain pricing formulas at the time of the draw and a floor exclusively to be set by the Company, which will allow it to limit the amount of shares to be issued in any one month (see Audit Report
Note 15). Management believes that this facility will enable the Company to pursue future opportunities that would be accretive to its shareholders. The Company is also pursuing other sources of funding with various potential investors.

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

         At December 31, 2000 the Company had a recorded liability for unpaid payroll taxes and related interest and penalties of approximately $2.5 million. Effective, April 2001, the Company negotiated an installment plan with the Internal Revenue Service (IRS) whereby it will make monthly installments ranging from $50,000 to $100,000 until the liability is retired (see Audit Report Note
13).

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         As of December 31, 2000, the directors, control persons and executive officers of the Company were as follows:


         Name                               Age               Title
         ----                               ---               -----
         Fred Sternberg                     60                Chairman, President, Chief Executive Officer and Director
         Debra A. Finnel                    38                Vice President and Chief Operating Officer
         David S. Gartner, CPA              42                Secretary and Chief Financial Officer
         Michael Cahr                       60                Director
         Marvin Heiman                      55                Director
         Michael Earley                     45                Director
         Karl Sachs                         63                Director
         Mark K. Gerstenfeld                58                Director
         Martin Harrison, MD                47                Director
         Paul Preste, MD                    47                Director


         FRED STERNBERG, President & Chairman of the Board - Mr. Sternberg has been Chairman, President and CEO of the Company since January 2000. From 1990 to December 1999, he was President of Sternco, Inc., providing consulting services to various healthcare companies in the managed care and related industries, such as clinical laboratories, pharmacies and diagnostics. Between 1986 and 1990, Mr. Sternberg was involved in various investments, including real estate development and rental properties and from 1980 to 1985 he operated several plastic injection molding facilities in both the toy and healthcare industries. From 1970 to 1980, Mr. Sternberg was actively involved in oceanfront real estate development and rental properties. From 1968 to 1972, Mr. Sternberg served as President of The J. Bird Moyer Co., Inc., whose name was later changed to Moyco Technologies, Inc., a publicly-traded dental manufacturing company. Mr. Sternberg has also provided consulting services to assisted care living facilities and skilled nursing homes.

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

         MARVIN HEIMAN has served as a director of the Company since March 2000. Since 1986, he has been President and Chairman of the Board of Sussex Financial Group, Inc. and Sussex Insurance Group, an asset money manager for physicians in the Chicago area. He also manages group health plans for physician practices. From

1970 to 1981 he was President of Curtom Record Company and Division Vice-President of Curtom/Warner Bros. Record Company from 1975-1978. Mr. Heiman is a licensed Broker/Dealer with NASD and licensed with the SEC. He is also a member of the International Association for Financial Planners, Real Estate Securities Syndication Association, and a recognized Platinum member of the International Association for Financial Planners, AIPAC and a member of the International Platform Association. Mr. Heiman's biography appears in Who's Who in America, Who's Who in Finance, Who's Who in Emerging Leaders in America, and Men of Achievement 1990/91 Cambridge, England. He has also been the recipient of the American Jewish Committee "Humanitarian" award in 1978. Mr. Heiman is also a partner in the Chicago White Sox baseball team.

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

SUMMARY COMPENSATION TABLE

         Annual Compensation


                                                                                        Long-term
                                                                                        Compensation
                                                                                        Awards
                                                                                        Securities
                                                                  Other Annual          Underlying
Name and                     Fiscal     Salary       Bonus        Compensation          /Options SARs           All Other
Principal Position           Year         $            $             ($)                     (#)               Compensation
------------------           ------     ------       -----        ------------          -------------          ------------
Fred Sternberg
Chairman of the Board,       2000       150,000       0           9,600                 1,695,000
President, CEO

Debra Finnel
Vice President and Chief     2000       132,000       0
Operating Officer

David S. Gartner, CPA
Secretary and Chief          2000        96,557       0           6,000
Financial Officer


*        The above were not officers in 1999


Options Granted in the Year Ended December 31, 2000 to Executives


                             Number of             % of Total
                             Securities            Options/
                             Underlying            SARs
                             Options/              Granted to           Exercise or
                             SARs                  Employees in         Base Price             Expiration
Name                         Granted               Fiscal Year          ($/Share)              Date
----                         ----------            -------------        -----------            ----------
Fred Sternberg               300,000               52.04%               $0.30                  01/01/05
Fred Sternberg               360,000                                    $0.50                  01/01/05
Fred Sternberg               125,000                                    $1.00                  12/31/05 - 12/31/09
Fred Sternberg               200,000                                    $2.00                  09/19/05
Fred Sternberg               700,000                                    $0.75                  04/01/06 - 01/01/08


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



                                      Number of                                    Value of Unexercised
                                 Unexercised Options                                   In-the-Money
                                  Held at 12/31/00                                  Options at 12/31/00(1)
                          ------------------------------                          ----------------------------
                                         Shares Acquired
Name                      Exercisable      On Exercise          Unexercisable     Exercisable    Unexercisable
----                      -----------      -------------        -------------     -----------    -------------
                          (#)                                   (#)               ($)            ($)
Fred Sternberg            885,000          885,000              800,000           300,193        81,280
Debbie Finnel             100,000          100,000              100,000           44,380         34,380
David Gartner             100,000          100,000              50,000            54,380         27,190


(1) The closing sale price of the Common Stock on December 29, 2000 as reported by OTCBB was $0.8438 per share. Value is calculated by multiplying (a) the difference between $0.8438 and the option exercisable price by (b) the number of shares of Common Stock underlying.

         EMPLOYMENT AGREEMENTS

         FRED STERNBERG

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

                                                                                  Percentage of
Name/Address of                                 Beneficial Ownership          Beneficial Ownership
Beneficial Owner                                    Common Stock                  Common Stock
----------------                                --------------------          --------------------
Martin Harrison, M.D. (2)                            5,311,372                         21.28%
P.O.Box 601757
North Miami Bch, FL 33160

*Fred Sternberg (3)                                  1,508,850                          6.04%

Noel J. Guillama (1)                                 1,490,666                          5.97%
460 Business Parkway
Royal Palm Beach, FL  33411

Paul Preste, M.D. (4)                                   63,163                          0.25%
404 Briny Avenue
Pompano Bch, FL  33062

Karl Sachs (5)                                         285,663                          1.14%
3675 SW 24th St
Miami, FL  33145

Mark Gerstenfeld (6)                                   288,329                          1.15%
9 Pimlico Drive
Commack, NY  11725

Michael Cahr (7)                                       342,440                          1.37%
1051 Saxony Drive
Highland Park, IL  60035

Marvin Heiman                                          157,465                          0.63%
1048 Saxony Drive
Highland Park, IL  60035

Michael Earley (8)                                      47,349                          0.19%
500 West Harbor Dr. #508
San Diego, CA  92101

*David Gartner (9)                                     100,000                          0.40%

*Debbie Finnel (10)                                    100,000                          0.40%

Directors and Executive
Officers as a group
(10 persons)                                         8,204,631                         32.86%


-------------

*Unless otherwise indicated the address of the beneficial owner is 500 Australian Avenue South, Suite 1000, West Palm Beach, FL 33401.

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

The consolidated financial statements for the year ended December 31, 2000 and the six months period ended December 31, 1999 have been restated as described in
Note 16.

                                                     KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida

February 21, 2001, except for Note 15, which is March 30, 2001 and Note 16, which is September 14, 2001

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000

ASSETS

CURRENT ASSETS
     Cash                                                           $    44,724
     Accounts receivable, net of allowances of $5,065,000             7,170,480
     Other current assets                                               144,488
                                                                    -----------
         Total current assets                                         7,359,692

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     and amortization of $1,149,163 (Note 3)                          1,099,692

GOODWILL, net of accumulated amortization of $541,480 (Note 1)        3,242,212

OTHER ASSETS                                                             63,656
                                                                    -----------
                                                                    $11,765,252
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                               $ 1,773,027
     Advances from HMO                                                2,552,931
     Due to related parties (Note 9)                                    105,800
     Accrued expenses (Note 13)                                       1,646,865
     Unearned revenue (Note 6)                                          316,667
     Line of credit (Note 5)                                            434,091
     Current maturities of capital lease obligations (Note 7)            35,978
     Current maturities of long-term debt (Note 8)                    1,022,697
                                                                    -----------
         Total current liabilities                                    7,888,056

PAYROLL TAXES PAYABLE (NOTE 13)                                       1,840,000

UNEARNED REVENUE (NOTE 6)                                               590,277

CAPITAL LEASE OBLIGATIONS (NOTE 7)                                       33,647

LINE OF CREDIT (NOTE 5)                                                 377,009

LONG-TERM DEBT (NOTE 8)                                                 195,630

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS' EQUITY (NOTE 11)                                          840,633
                                                                    -----------
                                                                    $11,765,252
                                                                    ===========



                             See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2000, SIX MONTHS ENDED DECEMBER 31, 1999
AND YEAR ENDED JUNE 30, 1999


                                                                Year Ended          Six Months Ended            Year Ended
                                                            December 31, 2000       December 31, 1999         June 30, 1999
                                                            -----------------       -----------------         -------------
REVENUES (NOTE 14)                                            $ 119,129,854           $  10,020,795           $  18,501,497
                                                              -------------           -------------           -------------

EXPENSES
     Direct medical costs                                       109,230,078               6,455,678               7,346,978
     Payroll, payroll taxes and benefits                          4,072,887               3,280,791               7,046,342
     Depreciation and amortization                                  666,330                 918,145               1,870,774
     Bad debt expense                                               643,734                  54,418               1,060,856
     Rent and leases                                                654,408               1,225,910               1,955,352
     Consulting expense                                             323,304                 304,283               1,000,608
     General and administrative                                   1,870,850               1,290,497               5,379,189
                                                              -------------           -------------           -------------
         Total expenses                                         117,461,591              13,529,722              25,660,099
                                                              -------------           -------------           -------------


INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)                       1,668,263              (3,508,927)             (7,158,602)
                                                              -------------           -------------           -------------
OTHER INCOME (EXPENSE)
     Gain (loss) on Primedica (Note 2)                            3,448,288                      --              (2,206,448)
     Loss on disposal of assets                                      (1,501)             (2,185,537)               (362,003)
     Gain on settlement of capital lease obligations                572,000                      --                      --
     Interest and penalty expense                                  (768,208)               (520,022)               (683,203)
     Other                                                            9,727                      --                  90,440
                                                              -------------           -------------           -------------
         Total other income (expense)                             3,260,306              (2,705,559)             (3,161,214)
                                                              -------------           -------------           -------------

NET INCOME (LOSS)                                             $   4,928,569           $  (6,214,486)          $ (10,319,816)
                                                              =============           =============           =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             16,887,402              10,738,757               7,185,142
                                                              =============           =============           =============

NET EARNINGS (LOSS) PER SHARE, basic                          $        0.28           $       (0.58)          $       (1.44)
                                                              =============           =============           =============

NET EARNINGS (LOSS) PER SHARE, diluted                        $        0.24           $       (0.58)          $       (1.44)
                                                              =============           =============           =============


                             See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)
YEAR ENDED DECEMBER 31, 2000, SIX MONTHS ENDED DECEMBER 31, 1999
AND YEAR ENDED JUNE 30, 1999


                                                             Common                    Additional
                                Preferred  Preferred         Stock        Common         Paid-in
                                 Shares      Stock           Shares       Stock          Capital        Deficit          Total
                                  -----   ------------      ---------   ------------   ------------   ------------   ------------
BALANCES -
 JUNE 30, 1998                    6,200   $  1,700,000      6,306,569   $      6,307   $ 10,450,452   $ (6,924,318)  $  5,232,441

Conversion of preferred
 shares into common
 shares (Note 11)                  (700)      (700,000)     1,297,305          1,297        698,703             --             --
Returned or retired
 shares (Note 2)                     --             --       (114,354)          (114)      (276,594)            --       (276,708)
Shares issued in lieu
 of compensation                     --             --        426,427            426        428,159             --        428,585
Shares issued for
 consulting services                 --             --        540,500            541        228,509             --        229,050
Shares issued for
 marketing services                  --             --        250,000            250        127,000             --        127,250
Shares issued for
 legal services                      --             --         25,000             25         81,225             --         81,250
Shares issued for
 director's fees                     --             --         18,000             18          6,282             --          6,300
Shares issued for
 non-compete agreement               --             --        125,000            125        218,625             --        218,750
Shares issued as
 contingent consideration
 with acquisition                    --             --        225,000            225           (225)            --             --
Exercise of options
 (Note 12)                           --             --        252,318            252         89,748             --         90,000
Dividends on preferred
 stock (Note 11)                     --             --             --             --             --        (47,503)       (47,503)
Options granted for
 services rendered
 (Note 12)                           --             --             --             --        576,310             --        576,310
Issuance of options
 in lieu of compensation
 (Note 12)                           --             --             --             --        153,292             --        153,292
Net loss                             --             --             --             --             --    (10,319,816)   (10,319,816)
                                  -----   ------------      ---------   ------------   ------------   ------------   ------------
BALANCES -
 JUNE 30, 1999                    5,500      1,000,000      9,351,765          9,352     12,781,486    (17,291,637)    (3,500,799)
Conversion of preferred
 shares into common
 shares (Note 11)                  (500)      (500,000)     2,300,000          2,300        497,700             --             --
Shares issued in lieu
 of compensation                     --             --         62,700             63         19,770             --         19,833
Shares issued for
 consulting services                 --             --         29,000             29          5,686             --          5,715
Shares issued for loans              --             --         70,000             70         34,930             --         35,000
Shares issued for
 director's fees                     --             --         11,500             11          5,681             --          5,692



METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIENCY IN ASSETS) (CONTINUED)
YEAR ENDED DECEMBER 31, 2000, SIX MONTHS ENDED DECEMBER 31, 1999
AND YEAR ENDED JUNE 30, 1999


                                                 Common                   Additional
                      Preferred   Preferred       Stock       Common       Paid-in        Prepaid
                        Shares      Stock        Shares       Stock        Capital        Expenses       Deficit         Total
                      ---------   ---------    ----------  ------------  ------------   ------------   ------------   ------------
Shares issued for
 interest expense
 and late fees             --            --       130,000           130        46,090             --             --         46,220

Shares issued as
 contingent
 consideration with
 acquisition               --            --       156,923           157          (157)            --             --             --

Dividends on
 preferred stock
 (Note 11)                 --            --            --            --            --             --         (6,986)        (6,986)

Issuance of options
 in lieu of
 compensation
 (Note 12)                 --            --            --            --        97,205             --             --         97,205

Net loss                   --            --            --            --            --             --     (6,214,486)    (6,214,486)
                        -----      --------    ----------  ------------  ------------   ------------   ------------   ------------
BALANCES -
 DECEMBER 31, 1999      5,000       500,000    12,111,888        12,112    13,488,391             --    (23,513,109)    (9,512,606)

Shares issued as
 prepayment for
 consulting services       --            --        82,500            82        88,605        (33,258)            --         55,429

Shares issued in
 lieu of compensation      --            --        55,019            55        48,196             --             --         48,251

Shares issued for
 consulting services       --            --       378,603           379       125,856             --             --        126,235

Shares issued in
 connection with
 private placements        --            --       874,176           874     1,061,968             --             --      1,062,842

Shares issued for
 loans                     --            --     2,773,001         2,773     2,385,961             --             --      2,388,734

Shares issued for
 director's fees           --            --        97,666            98        28,551             --             --         28,649

Shares issued for
 interest expense
 and late fees             --            --       890,951           891       134,193             --             --        135,084

Shares issued in
 connection with
 acquisition               --            --        50,000            50        66,717             --             --         66,767

Shares issued as
 contingent
 consideration
 with acquisition          --            --        14,000            14        26,986             --             --         27,000

Shares issued in
 settlement                --            --     3,660,333         3,660     1,188,822             --             --      1,192,482

Exercise of options
 and warrants              --            --       729,096           729       160,362             --             --        161,091

Issuance of options
 for services
 (Note 12)                 --            --            --            --       132,106             --             --        132,106

Net income                 --            --            --            --            --             --      4,928,569      4,928,569
                        -----     ---------    ----------  ------------  ------------   ------------   ------------   ------------
BALANCES -
 DECEMBER 31, 2000      5,000     $ 500,000    21,717,233  $     21,717  $ 18,936,714   $    (33,258)  ($18,584,540)  $    840,633
                        =====     =========    ==========  ============  ============   ============   ============   ============





                             See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2000, SIX MONTHS ENDED DECEMBER 31, 1999 AND YEAR ENDED JUNE 30, 1999


                                                                         Year Ended        Six Months Ended        Year Ended
                                                                     December 31, 2000     December 31, 1999     June 30, 1999
                                                                     -----------------     -----------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                  $  4,928,569         $ (6,214,486)        $(10,319,816)
                                                                        ------------         ------------         ------------
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                       666,330              918,145            1,702,034
         (Gain) loss on Primedica                                         (3,448,288)           2,206,448
         Loss on disposal of assets                                               --            2,185,537              362,003
         Provision for bad debts                                             643,734               54,418            1,060,856
         Realized loss on sales of securities                                     --                   --              131,452
         Change in unrealized gain on trading securities                          --                   --              (85,314)
         Loss on sale of property and equipment                                   --                   --               14,339
         Gain on settlement of capital lease obligations                    (572,000)                  --                   --
         Amortization of discount on note payable                             36,206                   --              168,740
         Stock options granted in lieu of compensation                            --               97,205              153,292
         Stock options granted for professional services                     132,106                   --              576,310
         Stock issued in lieu of compensation                                 76,900               25,525              428,585
         Stock issued for professional services                              126,235                5,715              443,850
         Stock issued for interest and late fees                             135,084               46,220                   --
         Stock issued in connection with settlements                         179,868                   --                   --
         Changes in operating assets and liabilities:
             Accounts receivable                                          (4,704,246)             403,166            1,330,769
             Other current assets                                            168,641             (209,951)             145,865
             Other assets                                                   (249,323)              24,585               85,436
             Due to related parties                                           10,095                   --                   --
             Accounts payable and accrued expenses                          (897,254)           1,350,062            2,044,599
             Unearned revenue                                                781,944              125,000              300,144
             Medical claims payable                                          (98,907)                  --             (487,597)
                                                                        ------------         ------------         ------------
                  Total adjustments                                       (7,012,875)           5,025,627           10,581,811
                                                                        ------------         ------------         ------------
                      Net cash provided by (used in) operating
                           activities                                     (2,084,306)          (1,188,859)             261,995
                                                                        ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Deferred acquisition costs                                                   --                   --              171,890
     Repayment (issuance) of notes receivable                                     --                   --              170,000
     Cash consideration paid for companies acquired                         (758,486)            (200,000)                  --
     Capital expenditures                                                   (265,858)            (109,181)            (908,712)
                                                                        ------------         ------------         ------------
                      Net cash used in investing activities               (1,024,344)            (309,181)            (566,822)
                                                                        ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants                    161,091                   --               90,000
     Net borrowings (repayments) under line of credit facilities            (709,568)           1,388,437           (1,543,694)
     Repayments of notes payable                                          (1,686,805)            (484,267)             (82,044)
     Borrowings on notes payable                                           3,554,867              847,025              420,017
     Net repayments of capital lease obligations                            (185,984)            (360,155)            (584,916)
     Net proceeds from issuance of common stock                            1,062,842                   --                   --
     Advances from HMO                                                       956,931              107,000            1,089,000
                                                                        ------------         ------------         ------------
                      Net cash provided by (used in) financing
                           activities                                      3,153,374            1,498,040             (611,637)
                                                                        ------------         ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          44,724                   --             (916,464)

CASH AND CASH EQUIVALENTS - BEGINNING                                             --                   --              916,464
                                                                        ------------         ------------         ------------

CASH AND CASH EQUIVALENTS - ENDING                                      $     44,724         $         --         $         --
                                                                        ============         ============         ============


                            See accompanying notes.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
YEAR ENDED DECEMBER 31, 2000, SIX MONTHS ENDED DECEMBER 31, 1999
AND YEAR ENDED JUNE 30, 1999


                                                                         Year Ended        Six Months Ended        Year Ended
                                                                     December 31, 2000     December 31, 1999     June 30, 1999
                                                                     -----------------     -----------------     -------------
Supplemental Disclosures:

     Interest paid                                                       $  599,000        $  221,000        $  633,000
                                                                         ----------        ----------        ----------

     Income taxes paid                                                   $       --        $       --        $       --
                                                                         ----------        ----------        ----------

Supplemental Disclosure of Non-cash Investing and Financing
     Activities (Note 2)

                                                                         ----------        ----------        ----------

     Common stock issued in connection with acquisitions                 $   66,767        $       --        $       --
                                                                         ----------        ----------        ----------

     Issuance of notes payable in connection with acquisitions           $       --        $       --        $   37,801
                                                                         ----------        ----------        ----------

     Fair value of assets received in connection with
         acquisitions                                                    $  134,550        $       --        $  581,810
                                                                         ----------        ----------        ----------

     Fair value of liabilities assumed in connection with
         acquisitions                                                    $  198,769        $       --        $  454,054
                                                                         ----------        ----------        ----------

     Capital lease obligations incurred on purchases of equipment        $       --        $       --        $  502,808
                                                                         ----------        ----------        ----------

     Dividends accrued but not paid                                      $       --        $       --        $   47,503
                                                                         ----------        ----------        ----------

     Purchase price in excess of net assets acquired                     $  340,760        $  820,000        $       --
                                                                         ----------        ----------        ----------

     Conversion of preferred shares into common stock                    $       --        $  500,000        $       --
                                                                         ----------        ----------        ----------

     Fair value of assets disposed of in connection with sales           $       --        $4,694,944        $       --
                                                                         ----------        ----------        ----------

     Fair value of liabilities disposed of in connection with
         sales                                                           $       --        $2,509,407        $       --
                                                                         ----------        ----------        ----------

     Common stock issued for non-compete agreement                       $       --        $       --        $  218,750
                                                                         ----------        ----------        ----------

     Conversion of debt into common stock                                $2,388,734        $       --        $       --
                                                                         ----------        ----------        ----------

     Common stock issued as contingent consideration in
         connection with acquisition                                     $   27,000        $       --        $       --
                                                                         ----------        ----------        ----------

     Common stock issued in connection with settlements                  $1,012,614        $       --        $       --
                                                                         ----------        ----------        ----------





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

Direct medical expenses are based in part upon estimates of claims incurred but not reported (IBNR). These estimates are made by the HMO utilizing actuarial methods and are continually evaluated by management of the Company based upon its specific claims experience. Management believes its estimates of IBNR claims are reasonable, however, it is reasonably possible the Company's estimate of these claims could change in the near term, and those changes may be material.

From time to time, the Company is charged for certain medical expenses for which, under its contract with the HMO, the Company believes it is not liable. In connection therewith, the Company is contesting (Contestation Recoveries) certain costs aggregating $3,871,000. Management's estimate of these contestations recovery is determined based upon its judgement and its consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors. Accordingly, the Company has reduced direct medical costs by approximately $774,000, which represents an estimated recovery of 20% of total contestations. It is reasonably possible the Company's estimate of these recoveries could change in the near term, and those changes may be material.

The allowance for doubtful accounts is an estimate which is established through charges to earnings for estimated uncollectible amounts. Management's judgment in determining the adequacy of the allowance is based upon several factors which include, but are not limited to, the nature and volume of the accounts receivable and management's judgment with respect to current economic conditions and their impact on the receivable balances. It is reasonably possible the Company's estimate of the allowance for doubtful accounts could change in the near term, and those changes may be material.

The Company has estimated it is entitled to rebates of approximately $640,000 relating to pharmacy costs incurred during the year ended December 31, 2000. This amount has been deducted from medical costs. Management's estimates of pharmacy rebates is based principally upon the Company's prior experience and other qualitative factors. It is reasonably possible the Company's estimate of pharmacy rebates could change in the near term, and those changes may be material.

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

NET INCOME (LOSS) PER SHARE

The following table sets forth the computations of basic earnings (loss) per share and diluted earnings (loss) per share:


                                                        Year Ended         Six Month Ended        Year Ended
                                                     December 31, 2000     December 31, 1999     June 30, 1999
                                                     -----------------     -----------------     -------------
Net income (loss)                                      $  4,928,569         $ (6,214,486)        $(10,319,816)

Less: cumulative preferred stock
  dividends                                                 166,667                  497                   --
                                                       ------------         ------------         ------------
Income available to common
  shareholders                                            4,761,902           (6,214,983)         (10,319,816)

Denominator:
Weighted average common shares
  outstanding                                            16,887,402           10,738,757            7,185,142
                                                       ------------         ------------         ------------

Basic earnings (loss) per common
  share                                                $       0.28         $      (0.58)        $      (1.44)
                                                       ============         ============         ============

Net income (loss)                                      $  4,928,569         $ (6,214,486)        $(10,319,816)

Interest on convertible securities                            8,743                   --                   --
                                                       ------------         ------------         ------------
                                                          4,937,312           (6,214,486)         (10,319,816)
                                                       ------------         ------------         ------------
Denominator:
Weighted average common shares
  outstanding*                                           16,887,402           10,738,757            7,185,142

Common shares equivalents of outstanding stock:
  Stock options                                           2,576,405                   --                   --
  Warrants                                                  187,979                   --                   --
  Convertible preferred stock                               820,210                   --                   --
  Convertible debt                                          462,500                   --                   --
                                                       ------------         ------------         ------------
                                                         20,934,496           10,738,757            7,185,142
                                                       ------------         ------------         ------------

Diluted earnings per common share*                     $       0.24         $      (0.58)        $      (1.44)
                                                       ============         ============         ============


* The total weighted average common shares outstanding for diluted loss per share for the six months ended December 31, 1999 and the year ended June 30, 1999 did not include common share equivalents, as the effect would have been antidilutive.

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

Revenues for the year ended December 31, 2000, six month period ended December 31, 1999 and the year ended June 30, 1999 were as follows:


                                        Year Ended          Six Months Ended        Year Ended
                                     December 31, 2000     December 31, 1999      June 30, 1999
                                     -----------------     -----------------      -------------
Patient revenues, net                  $  4,240,709          $  3,170,405          $  9,606,854
PSN revenues                            114,889,145             6,838,390             8,862,826
Billing service revenues, net                    --                12,000                31,817
                                       ------------          ------------          ------------
                                       $119,129,854          $ 10,020,795          $ 18,501,497
                                       ============          ============          ============


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

NOTE 2. ACQUISITIONS AND DISPOSALS

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

Effective October 1, 2000, the Company acquired Alpha for approximately $1,035,000. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their fair market values. In connection with this acquisition, approximately $1,099,000 was allocated to goodwill as follows:

       50,000 shares of the Company's common stock              $   66,767
       Forgiveness of promissory note and other advances           968,000
                                                                ----------
       Total consideration                                       1,034,767
       Fair value of assets acquired                              (134,775)
       Fair value of liabilities assumed                           198,769
                                                                ----------

                                                                $1,098,761
                                                                ==========

The results of the operations beginning October 1, 2000 are included in the Company's statement of operations.

Unaudited pro forma results of operations, assuming the business combination had occurred at the beginning of each period, after giving effect to certain adjustments resulting from the acquisition for each of the periods presented below were as follows:


                                                               Unaudited
                                        ------------------------------------------------------------
                                            For the               For the               For the
                                           Year Ended         Six Months Ended         Year Ended
                                        December 31, 2000      December 31, 1999       June 30, 1999
                                        -----------------      -----------------       -------------
Revenue                                    $119,372,854           $10,182,795          $ 18,825,497
Net income (loss)                          $  4,640,569           $ 6,406,486)         $(10,703,816)
Net income (loss) per share                $       0.26           $     (0.60)         $      (1.49)

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

                                                           Unaudited
                                                          -------------
                                                          June 30, 1999
                                                          -------------

      Revenues                                             $ 19,749,497
      Net loss                                             $(10,947,319)
      Loss per share                                       $       1.52)

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

Unaudited pro forma results of operations, assuming the acquisition of the Sreekumar and Federgreen practices occurred as of the beginning of the six month ended December 31, 1999 and the year ended June 30, 1999, after giving effect to certain adjustments such as the elimination of intercompany transactions resulting from the acquisitions were as follows:

                                                      Unaudited
                                      -----------------------------------------
                                       Six Months Ended            Year Ended
                                      December 31, 1999           June 30, 1999
                                      -----------------           -------------
Revenues                                  $10,560,795             $ 19,581,497
Net loss                                  $ 6,094,486)            $(10,079,816)
Loss per share                            $     (0.57)            $      (1.40)
                                          ===========             ============

The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combination had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                              December 31, 2000
                                                              -----------------

Computer and office equipment under capital lease               $   396,000
Machinery and medical equipment                                     264,020
Furniture and fixtures                                              582,187
Leasehold improvements                                              441,153
Computer and office equipment                                       504,115
Automobile equipment                                                 61,380
                                                                -----------
                                                                  2,248,855
Less accumulated depreciation and amortization                   (1,149,163)
                                                                -----------
                                                                $ 1,099,692
                                                                ===========

Accumulated amortization of computer equipment and office equipment under capital leases was $307,183 at December 31, 2000

Depreciation and amortization expense totaled approximately $286,800, $594,000 and $1,361,000 for the year ended December 31, 2000, the six months ended December 31, 1999 and for the year ended June 30, 1999, respectively.

NOTE 4. INVESTMENTS

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

NOTE 5. LINE OF CREDIT FACILITIES

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

NOTE 6. UNEARNED REVENUE

On August 22, 2000, the Company entered into a Pharmacy Services Agreement (Pharmacy Agreement) with a medical management and software company (Pharmacy Consultant), to provide consulting, technology, and software services for the Company's start-up pharmacy operation, for an initial term of three years. In connection with this agreement, the Pharmacy Consultant paid the Company $500,000, subject to return if the Company elects to cancel the Pharmacy Agreement under certain provisions. Of this amount approximately $56,000 has been recognized as revenue during the year ended December 31, 2000, and approximately $167,000 and $278,000 are included as unearned revenue - current liabilities and unearned revenue - long term, respectively, in the accompanying balance sheet.

On October 6, 2000, the Company received an additional $500,000 in funding from the Pharmacy Consultant in connection with a 10 year exclusive preferred provider agreement. This amount may be required to be repaid, together with interest at prime plus 2%, should the Company default or elect to cancel the Agreement. Of this $500,000, approximately $38,000 has been recognized as revenue during the year ended December 31, 2000, and approximately $150,000 and $312,000 are included as unearned revenue - current liabilities and unearned revenue - long term, respectively, in the accompanying balance sheet.

NOTE 7. CAPITAL LEASE OBLIGATIONS

The Company is obligated under capital leases relating to certain of its property and equipment. Future minimum lease payments for capital lease obligations as of December 31 were as follows:

      2001                                                  $        45,605
      2002                                                           27,790
      2003                                                           10,527
                                                            ---------------
                                                                     83,922
      Less amount representing interest                              14,297
                                                            ---------------
                                                                     69,625

      Less current maturities                                        35,978
                                                            ---------------
                                                            $        33,647
                                                            ===============

NOTE 8. LONG-TERM DEBT


Long-term debt consisted of the following:


                  Note payable to HMO in connection with the Advanced acquisition (Note 3);
                    interest at 5%, increased to 14% if note defaults; payable in 60 monthly installments of $7,489 commencing May 1, 1999; collateralized by accounts
                    receivable and property and equipment.                                           $      277,599

                  Notes payable with interest prepaid in the form of one share of the Company's common stock for each dollar loaned, plus additional interest upon default; principal payable in 6 equal installments.  The holders of these notes have the right to convert the outstanding obligation to common
                       stock at $1 per share at any time.                                                   252,991

                  Note payable to former owner of Federgreen practice; non-interest bearing;
                       payable in installments of $10,000 commencing January 2000.                           23,943

                  Promissory notes; unsecured, with interest at 12%, increased to 18% upon default, due and payable at various dates from May to June 2001.  The holders have the right to convert into common stock at varying prices from $0.75 to $1.00 per share, at any time.  The Company has the right, but not the obligation to convert to stock, if the common stock price of the Company is at $1.40 or greater for 20 consecutive trading days.  The notes have 225,000 attached warrants at prices ranging from $1.00 to
                       $1.50 with the provision that the payee must exercise the warrants if the
                       Company's closing stock price is from $1.75 to $2.00 for 30 consecutive
                       trading days.                                                                        463,794

                  Promissory note to shareholder of the Company, interest at 8% due and payable
                       on July 31, 2001, or as otherwise agreed to by the parties.                          100,000

                  Promissory note, interest at 10%, due on demand; collateralized by
                       substantially all assets of the Company.                                             100,000
                                                                                                     --------------
                                                                                                          1,218,327

                  Less current maturities                                                                 1,022,697
                                                                                                     --------------

                  Long-term debt                                                                     $      195,630
                                                                                                     --------------

                  Aggregate maturities of long-term debt for years subsequent to December 31, 2000, are as follows:

                  2001                                                                               $    1,022,697
                  2002                                                                                       80,452
                  2003                                                                                       85,344
                  2004                                                                                       29,834
                                                                                                     --------------
                                                                                                     $    1,218,327
                                                                                                     ==============

NOTE 9. RELATED PARTY TRANSACTIONS

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

NOTE 10.          INCOME TAXES

The components of income taxes were as follows:


                                               Year Ended            Six months ended          Year Ended
                                            December 31, 2000        December 31, 2000        June 30, 1999
                                            -----------------        -----------------        -------------
Provision (Benefit) For Income Taxes
Current
     Federal                                    $        --             $        --             $        --
     State                                               --                      --                      --

Deferred
     Federal                                      1,616,000              (1,669,000)             (3,353,000)
     State                                          278,000                (288,000)               (381,000)

Change in Valuation Allowance                    (1,894,000)              1,957,000               3,734,000
                                                -----------             -----------             -----------
Income Tax Benefit                              $        --             $        --             $        --
                                                ===========             ===========             ===========


The effective tax rate for the year ended December 31, 2000, differed from the federal statutory rate due principally to state income tax benefits of approximately $278,000, a decrease in the valuation allowance of approximately $1,894,000 and permanent and other differences of approximately $193,000.

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

At December 31, 2000, approximate deferred tax assets and liabilities were as follows:

Deferred Tax Assets:
--------------------

Allowances for doubtful accounts                               $   918,000
Amortization                                                        36,000
Net operating loss carryforward                                  6,898,000
                                                               -----------
Total deferred tax assets                                        7,852,000
                                                               -----------
Deferred Tax Liabilities:
-------------------------

Cash basis subsidiaries                                            801,000
Depreciation                                                        58,000
                                                               -----------
Total deferred tax liabilities                                     859,000
                                                               -----------
Net deferred tax asset                                           6,993,000
Less valuation allowance                                        (6,993,000)
                                                               -----------
                                                               $        --
                                                               ===========

NOTE 11. STOCKHOLDERS' EQUITY

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

NOTE 12. STOCK OPTIONS

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

Stock option activity for the year ended December 31, 2000 was as follows:



                                                 Number of        Weighted Average
                                                  Options         Exercise Price
                                                ----------        ----------------
Balance, December 31, 1999                       2,643,692           $   3.70
Granted during the year                          3,868,000           $   1.21
Exercised and returned during the year            (357,028)          $   0.53
Forfeited during the year                       (1,103,217)          $   1.42
                                                ----------
Balance, end of the year                         5,051,447           $   1.88
                                                ==========
Exercisable at end of the year                   3,317,975           $   2.06
                                                ==========

The following table summarizes information about stock options outstanding at December 31, 2000:


                                                     Options Outstanding                      Options Exercisable
                                               -------------------------------         -------------------------------
                                                              Weighted Average                        Weighted Average
                                               Number of         Remaining             Number of          Remaining
                  Exercise Price                Options       Contractual Life          Options       Contractual Life
                  --------------               ---------      ----------------         ---------      ----------------
                  $0.100 - $1.000              3,109,197            4.9                 1,925,725            3.8
                  $1.250 - $2.000                659,450            4.3                   484,450            3.9
                  $2.500 - $3.000                490,700            2.7                   390,700            2.1
                  $3.125 - $5.000                214,100            4.1                    89,100            2.5
                  $5.250 - $8.000                397,000            3.5                   329,500            1.6
                  $9.000 - $18.000               181,000            1.5                    98,500            1.9
                                               ---------                                ---------
                                               5,051,447                                3,317,975
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

                                                      Period Ended
                                                   December 31, 2000
                                                   -----------------
         Net income                                    $4,219,555

         Net income per share                          $     0.24

Stock option activity for the six month period ended December 31, 1999 was as follows:


                                                        Number of            Weighted Average
                                                         Options              Exercise Price
                                                        ---------            ----------------
Balance, June 30, 1999                                  2,383,842                $   4.27
Granted during the period                                 507,000                $   0.37
Exercised and returned during the period                       --                $     --
Forfeited during the period                              (247,150)               $   4.29
                                                        =========
Balance, end of the period                              2,643,692                $   3.70
                                                        =========
Exercisable at end of the period                        1,907,554                $   3.54
                                                        =========


The following table summarizes information about stock options outstanding at December 31, 1999:


                                   Options Outstanding                      Options Exercisable
                             --------------------------------         -------------------------------
                                             Weighted Average                        Weighted Average
                             Number of          Remaining             Number of          Remaining
 Exercise Price               Options        Contractual Life          Options       Contractual Life
 --------------              ---------       ----------------         --------       ----------------
 $0.100 - $1.000              1,333,125            4.1                   634,004            4.3
 $1.250 - $2.000                217,000            4.2                   227,333            4.2
 $2.500 - $3.000                491,017            3.2                   471,317            3.0
 $3.125 - $5.000                147,050            3.3                   139,400            3.1
 $5.250 - $8.000                280,000            2.9                   260,000            2.7
 $9.000 - $18.000               175,500            3.2                   175,500            3.2
                              ---------                                ---------
                              2,643,692                                1,907,554
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

                                                        Period ended
                                                        December 31,                Year ended
                                                            1999                   June 30, 1999
                                                        -------------              --------------
Net loss                                                 $(6,272,057)              $(10,588,216)

Net loss per share                                       $     (0.58)              $      (1.47)


During the six month period ended December 31, 1999, no options were exercised, and 247,150 options were returned. During the year ended June 30, 1999, 252,318 options were exercised with net proceeds of $90,000 to the Company, plus the return of 8,182 options.

NOTE 13. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases office and medical facilities under various non-cancelable operating leases. Approximate future minimum payments under these leases for the years ended December 31, are as follows:

                  2001                                      $  511,000
                  2002                                         564,000
                  2003                                         310,000
                  2004                                         288,000
                  2005                                         266,000
                  Thereafter                                   177,000
                                                            ----------
                  Total                                     $2,116,000
                                                            ==========

EMPLOYMENT CONTRACTS

The Company has employment contracts with certain executives, physicians and other clinical and administrative employees. Future annual minimum payments under these employment agreements for the years ended December 31, are as follows:

                  2001                                       $  806,000
                  2002                                          384,000
                  2003                                          329,000
                  2004                                          228,000
                                                             ----------
                                                             $1,747,000
                                                             ==========


Under the terms of the employment agreement with the Company's Chief Executive Officer (CEO), if the Company terminates the CEO without good cause, the Company would be obligated to continue to pay all salary and any current and future bonuses that would have been earned under the agreement. In addition, the CEO would also be entitled to all stock options earned or not yet earned through the full term of the Agreement, and the Company would be required to register all shares owned, directly or indirectly by the CEO.

LITIGATION

The Company is a party to various claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a materially adverse effect on the financial position or the results of operations of the Company.

PAYROLL TAXES PAYABLE

The Company has unpaid payroll tax liabilities owed to the Internal Revenue Service (IRS) totaling approximately $2,515,000, including penalties and interest. The Company has negotiated an installment plan with the IRS whereby the Company will make monthly installments ranging from $50,000 to $100,000 a month until the amount is retired. Of the $2,515,000 in payroll tax liabilities recorded at December 31, 2000, $675,000 is included in accrued expenses and $1,840,000 is reflected as payroll taxes payable - long term in the accompanying balance sheet. Management has recorded $400,000 in penalties at December 31, 2000, the maximum it believes that can be imposed. See Note 16.

NOTE 14. CONCENTRATIONS

REVENUE CONCENTRATION AND ECONOMIC DEPENDENCY

During the year ended December 31, 2000, six month period ended December 31, 1999 and year ended June 30, 1999 one HMO accounted for approximately 96%, 68% and 48% of revenue, respectively. The loss of this contract with the HMO could significantly impact the operating results of the Company.

NOTE 15. SUBSEQUENT EVENTS

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

As partial consideration for Placement Agent's services in connection with this offering, the Company granted Placement Agent warrants to purchase up to the number of shares equaling $840,000 based upon the Base Price, for 120% of the Base Price, any time prior to March 30, 2004.

NOTE 16. RESTATEMENT

Although the Company continues to negotiate with the Internal Revenue Service
(IRS), and management believes that it will be successful in obtaining a waiver of any penalties relating to past due payroll taxes, it has restated its financial statements to give effect to such penalties as incurred, as specified by statute. If and when the Company obtains a formal notification of waiver from the IRS, the Company will, at that time, record as income all penalties accrued to date.

The impact of the restatement on affected financial information in the balance sheet and the consolidated statement of operations at and for the year ended December 31, 2000 and at and for the six month period ended December 31, 1999, is as follows:


                                                   As Previously Reported       As Restated as of
                                                   as of December 31, 2000      December 31, 2000
                                                   -----------------------      -----------------
Payroll Taxes Payable                               $        1,440,000         $       1,840,000
Accumulated deficit                                         18,184,540                18,584,540
Stockholders' equity                                         1,240,633                   840,633


                                                   As Previously Reported      As Restated for the
                                                     for the year ended           year ended
                                                      December 31, 2000         December 31, 2000
                                                   -----------------------     -------------------
Interest and penalties expense                      $         588,208          $         768,208
Total other income                                           3,440,306                 3,260,306
Net income                                                   5,108,569                 4,928,569
Net income per share, basic                                       0.29                      0.28
Net income per share, diluted                                     0.24                      0.24



                                                   As Previously Reported     As Restated for the Six
                                                  for the Six Months Ended        Months Ended
                                                      December 31, 1999         December 31, 1999
                                                  ------------------------    ------------------------
Interest and penalty expense                        $          300,022         $         520,022
Total other expense                                          2,485,559                 2,705,559
Net loss                                                     5,994,486                 6,214,486
Net loss per share, basic and diluted                             0.55                      0.58


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

SIGNATURES

         Pursuant to the requirements of the Securities Act, as amended, the registrant has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized in the Boca Raton, State of Florida on the 17th of September, 2001.

METROPOLITAN HEALTH NETWORKS, INC.

                                     By: /s/ Fred Sternberg
                                         ---------------------------------------
                                     Fred Sternberg, President, Chief Executive
                                     Officer and Chairman

         Pursuant to the requirements of the Securities Act, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.



Signature                                   Title                                         Date
---------                                   -----                                         ----



/s/ Fred Sternberg                  President, Chief Executive                      September 17, 2001
---------------------------------   Officer and Chairman of the Board
Fred Sternberg



/s/ David S. Gartner                Chief Financial Officer                         September 17, 2001
---------------------------------   and Secretary
David S. Gartner



                                    Director                                        September 17, 2001
---------------------------------
Karl Sachs


                                    Director                                        September 17, 2001
---------------------------------
Michael Cahr



                                    Director                                        September 17, 2001
---------------------------------
Marvin Heiman



                                    Director                                        September 17, 2001
---------------------------------
Mark Gerstenfeld



                                    Director                                        September 17, 2001
---------------------------------
Michael Earley


                                    Director                                        September 17, 2001
---------------------------------
Martin Harrison

