Form 10QSB/A
period 2001-03-31
METROPOLITAN HEALTH NETWORKS INC
filed 2001-09-18
CIK 1009379

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                Yes [X]   No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                 Outstanding as of April 30, 2001
       -----                                 --------------------------------

       Common Stock par value $.001                     26,251,797

Metropolitan Health Networks, Inc.

Index

Part I.  FINANCIAL INFORMATION                                       Page

Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheet
                  March 31, 2001                                       2

                  Condensed Consolidated Statements of
                  Operations for the Three Months
                  Ended March 31, 2001 and 2000                        3

                  Condensed Consolidated Statements of
                  Cash Flows for the Three Months Ended
                  March 31, 2001 and 2000                              4

                  Notes to Condensed Consolidated
                  Financial Statements.                                5-8

Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of
         Operations                                                    9-11

PART II. OTHER INFORMATION

                  Summary of Legal Proceedings                         11

                  Changes in Securities and Use of Proceeds            11

                  Default Upon Senior Securities                       11

                  Submission of Matters to a Vote of Security
                  Holders                                              11

                  Other Information                                    11-12

                  Forward Looking Statements and
                  Associated Risks                                     12

SIGNATURES                                                             13

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2001

=================================================================================================
ASSETS                                                                               (Unaudited)
=================================================================================================

CURRENT ASSETS
     Cash                                                                            $    295,121
     Accounts receivable, net of allowances                                             9,001,239
     Other current assets                                                                 144,127
-------------------------------------------------------------------------------------------------
         Total current assets                                                           9,440,487

PROPERTY AND EQUIPMENT, net                                                             1,121,289

GOODWILL, net                                                                           3,303,826

OTHER ASSETS                                                                               75,017
-------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                    $ 13,940,619
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
=================================================================================================

CURRENT LIABILITIES
     Accounts payable                                                                $  1,633,614
     Advances from HMO                                                                  2,455,931
     Due to related parties                                                               100,507
     Accrued expenses                                                                   1,692,116
     Line of credit                                                                       530,970
     Unearned revenue                                                                     308,854
     Current maturities of capital lease obligations                                       47,863
     Current maturities of long-term debt                                                 539,653
-------------------------------------------------------------------------------------------------
         Total current liabilities                                                      7,309,508
-------------------------------------------------------------------------------------------------

PAYROLL TAXES PAYABLE                                                                   1,774,470
-------------------------------------------------------------------------------------------------

UNEARNED REVENUE                                                                          518,923
-------------------------------------------------------------------------------------------------

CAPITAL LEASE OBLIGATIONS                                                                  54,981
-------------------------------------------------------------------------------------------------

LINE OF CREDIT                                                                            240,212
-------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                          1,049,522
-------------------------------------------------------------------------------------------------

CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, par value $.001 per share; 40,000,000 shares authorized;
         23,270,306 issued and outstanding                                                 23,270
     Preferred stock, par value $.001 per share; stated value $100 per share;
         10,000,000 shares authorized; 5,000 issued and outstanding                       500,000
     Additional paid in capital                                                        20,179,876
     Accumulated deficit                                                              (17,393,808)
-------------------------------------------------------------------------------------------------
                                                                                        3,309,338
     Common stock issued for services to be rendered                                     (316,335)
-------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                     2,993,003
-------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 13,940,619
=================================================================================================

                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                                 Three Months Ended
                                                                                         ----------------------------------
                                                                                         MARCH 31, 2001      March 31, 2000
                                                                                          (UNAUDITED)         (Unaudited)
===========================================================================================================================

REVENUES                                                                                  $ 29,489,921        $ 29,876,556
---------------------------------------------------------------------------------------------------------------------------

EXPENSES
   Medical expenses                                                                         25,589,600          28,028,986
   Salaries and benefits                                                                     1,369,692             920,676
   Depreciation and amortization                                                               206,066             185,009
   General and administrative                                                                  954,720             520,287
---------------------------------------------------------------------------------------------------------------------------
     Total expenses                                                                         28,120,078          29,654,958
---------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE OTHER INCOME (EXPENSE)                                                         1,369,843             221,598
---------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest and penalty expense                                                               (179,711)            (68,569)
   Other income                                                                                    600                 800
---------------------------------------------------------------------------------------------------------------------------
     Total other income (expense)                                                             (179,111)            (67,769)
---------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                   1,190,732        $    153,829
===========================================================================================================================

Weighted Average Number of Common Shares
   Outstanding                                                                              22,461,465          12,621,246
---------------------------------------------------------------------------------------------------------------------------

Net earnings per share - basic                                                            $       0.05        $       0.01
===========================================================================================================================

Net earnings per share - diluted                                                          $       0.05        $       0.01
===========================================================================================================================

                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                MARCH 31, 2001      March 31, 2000
                                                                                 (UNAUDITED)         (Unaudited)
==================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $  1,190,732        $    153,829
------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                   206,066             185,009
      Provision for bad debt                                                          100,000                  --
      Amortization of discount on note payable                                         22,457                  --
      Proceeds from the exercise of options                                             1,000               7,500
      Stock options issued in lieu of cash or services                                     --              56,600
      Stock issued in lieu of cash or services                                         77,638             195,175
      Changes in assets and liabilities:
        Accounts receivable, net                                                   (1,930,759)            457,110
        Other current assets                                                            9,161            (693,863)
        Other assets                                                                  (11,361)            (24,719)
        Accounts payable and accrued expenses                                        (190,265)         (1,109,913)
        Due to related parties                                                         (5,293)            875,000
        Unearned revenue                                                              (79,167)                 --
------------------------------------------------------------------------------------------------------------------
          Total adjustments                                                        (1,800,523)            (52,101)
------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities                      (609,791)            101,728
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (60,615)           (101,555)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments on line of credit                                                  (39,918)           (212,592)
    Net borrowings (repayments) on notes payable                                      198,391            (549,818)
    Net borrowings (repayments) on capital leases                                     (23,670)             10,806
    Net repayments from HMO                                                           (97,000)                 --
    Net proceeds from issuance of common stock                                        883,000             751,431
------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities                       920,803                (173)
------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND EQUIVALENTS                                                  250,397                  --

CASH AND EQUIVALENTS - BEGINNING                                                       44,724                  --
------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS - ENDING                                                    $    295,121        $         --
=================================================================================================================

                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.           BASIS OF PRESENTATION

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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3.           EQUITY LINE OF CREDIT AGREEMENT

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

NOTE 4.           STOCKHOLDERS' EQUITY

                  Subsequent to March 31, 2001, the Company issued 2,352,778 shares to accredited investors at prices ranging from $1.60 to $1.85, in connection with private placements, resulting in proceeds of $4,225,000 that will be used towards the implementation of the Company's business plan.

                  In addition, subsequent to March 31, 2001, approximately $736,000 of long-term debt was converted into 843,478 shares of common stock at prices ranging from $.75 to $2.30.

NOTE 5.           STOCK OPTIONS

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

NOTE 6.           COMMITMENTS AND CONTINGENCIES

                  LITIGATION

                  The Company is a party to various claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a materially adverse effect on the financial position or the results of operations of the Company.

                  PAYROLL TAXES PAYABLE

                  The Company has unpaid payroll tax liabilities owed to the Internal Revenue Service (IRS) totaling approximately $2,665,000, including penalties and interest. The Company has negotiated an installment plan with the IRS whereby the Company will make monthly installments ranging from $50,000 to $100,000 a month until the amount is retired. Of the $2,665,000 in payroll tax liabilities recorded at March 31, 2001, $890,000 is included in accrued expenses and $1,775,000 is reflected as payroll taxes payable - long term in the accompanying balance sheet. Management has recorded $420,000 in penalties at March 31, 2000, the maximum, it believes, that can be imposed. See Note 7.

NOTE 7.           RESTATEMENT

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

                  The impact of the restatement on affected financial information in the balance sheet and the consolidated statement of operations at and for the three months period ended March 31, 2001, is as follows:

                                                     As Previously Reported          As Restated as of
                                                     as of March 31, 2001             March 31, 2001
                  ----------------------------------------------------------------------------------------
                  Payroll Taxes Payable                   $  1,354,470                 $  1,774,470

                  Accumulated deficit                       16,973,808                   17,393,808
                  Stockholders' equity                       3,413,003                    2,993,003

                                                   As Previously Reported for
                                                              the                As Restated for the Three
                                                       Three Months Ended          Months Ended March 31,
                                                         March 31, 2001                     2001
                  ----------------------------------------------------------------------------------------

                  Interest and penalty expense              $  159,711                   $  179,711
                  Total other expense                          159,111                      179,111
                  Net income                                 1,210,732                    1,190,732
                  Net income per share, basic                     0.05                         0.05
                  Net income per share, diluted                   0.05                         0.05

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

Earnings before interest, taxes, penalties, depreciation and amortization (EBITDA) increased $1.2 million, from $407,000 in the first quarter of 2000 to $1.6 million in 2001.

In addition, METCARE had working capital of $2.1 million at March 31, 2001, up from a deficit of $11.4 million a year earlier. Shareholders' equity increased to $3.0 million at March 31, 2001 compared to a deficit of $8.2 million at March 31, 2000.

These results continue the trend of profitability that began in the first quarter of 2000.

Revenue

Revenue for the quarter ended March 31, 2001 declined slightly compared to the same period in 2000, from $29.9 million to $29.5 million. March 31, 2000 quarterly results included $547,000 of revenues related to discontinued and other non-PSN operations. PSN revenues increased $161,000 from $28.9 million to $29.1 million. March 2001 PSN revenues included approximately $526,000 of additional Medicare funding resulting from November 2000 revisions to the Balance Budget Act of 1997. The Company expects to receive similar additional monthly amounts for the foreseeable future. The company estimates that this change in funding will result in approximately $6.5 million dollars of additional annualized revenues.

Medical Expenses

Medical expenses for the quarter ended March 31, 2001 were $25.6 million compared to $28.0 for the quarter ended March 31, 2000. Medical expenses include all costs associated with providing services of the PSN operation including but not limited to capitation payments made directly to the physicians in our

Network. As a percentage of PSN revenues, the medical loss ratio (MLR) amounted to 87.9% and 96.9% for the quarters ended March 31, 2001 and 2000, respectively. Of this decrease, 1.7% is due to March's increased funding under the Balanced Budget Act of 1997, with the balance due to the Company's improving utilization of program services and cost management within its Network.

Salaries and Benefits

Payroll expenses for the quarter ended March 31, 2001 and 2000 were approximately $1.4 million and $921,000 respectively, a current period increase of $479,000. Due to cost cutting measures, METCARE's staff was significantly reduced in the first quarter of 2000, the result of aggressive cost cutting and discontinued operations. As the PSN was implemented in 2000, additional management was hired (approximately $149,000 in incremental quarterly payroll costs), the utilization review department was expanded and a satellite office was opened in the Daytona market with payroll costs of approximately $46,000 for the quarter. The Company acquired the Metlabs laboratory operation in the fourth quarter of 2000, which added an additional $50,000 in quarterly payroll. Lastly, as part of the expansion of our PSN operations, three new medical centers totally $209,000 in salaries and benefits in the quarter were opened in the Palm Beach and Daytona markets in February 2001. All of these factors, while contributing to the increased staffing costs have allowed the Company to expand and to better control its MLR.

Depreciation and Amortization

Depreciation and amortization for the quarter ended March 31, 2001 was $206,000 compared to $185,000 the year before. The increase of approximately $21,000 is due primarily to the additional goodwill amortization related to the Metlabs acquisition.

General and Administrative

General and administrative expenses for the quarters ended March 31, 2001 and 2000 were $955,000 and $520,000 respectively, a current period increase of approximately $435,000. Increases of approximately $140,000 were attributable to consulting and legal expenses in connection with the Company's financing initiatives. Approximately $165,000 of the increase were the result of the Company's three new medical centers and $100,000 is attributable to additional bad debt reserves related to the prior business' accounts receivable.

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

In addition to third party financing, the primary source of the Company's liquidity is derived from payments under its full-risk contracts. In connection with its January 2000 contract in the Daytona market, the Company was required to fund a full year's IBNR (claims incurred but not reported) and, as a result, the cash flow provided from that contract was minimal for the year ended March 31, 2001. Beginning early 2001, this contract began generating substantial cash flows. In addition, the revisions to portions of the Balanced Budget Act of 1997 began providing additional funding of approximately $526,000 per month on the Company's existing contracts in March 2001.

The Company has certain accounts receivable, which have been financed under a line of credit. Such borrowings were available on a formula basis taking into account the amount and age of eligible receivables and amounted to $771,182 at March 31, 2000. The Company had no additional availability under the current line. This line of credit has subsequently been restructured as an 18-month term loan.

At March 31, 2001 the Company had a liability for unpaid payroll taxes and related interest and penalties of approximately 2.6 million. In April 2001, the Company negotiated an installment plan with the Internal Revenue Service (IRS) whereby it is making monthly installments ranging from $50,000 to $100,000 until the liability is retired.

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

                                             METROPOLITAN HEALTH NETWORKS, INC.
                                             Registrant


Date: September 17, 2001                     /s/ Fred Sternberg
                                             -----------------------------------

                                             Fred Sternberg
                                             Chairman, President and
                                             Chief Executive Officer


Date: September 17, 2001                     /s/ David S. Gartner
                                             -----------------------------------

                                             David S. Gartner
                                             Chief Financial Officer