Form 10QSB/A
period 2001-06-30
METROPOLITAN HEALTH NETWORKS INC
filed 2001-09-18
CIK 1009379

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

                          Yes [X]        No [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                            Outstanding as of June 30,2001
-----                                            ------------------------------
Common Stock par value $.001                               27,142,174

Metropolitan Health Networks, Inc.

Index


Part I.  FINANCIAL INFORMATION                                                Page

Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheet
                  June 30, 2001                                                 2

                  Condensed Consolidated Statements of
                  Operations for the Three and Six Months
                  Ended June 30, 2001 and  2000                                 3

                  Condensed Consolidated Statements of
                  Cash Flows for the Six Months Ended
                  June 30, 2001 and 2000                                        4

                  Notes to Condensed Consolidated
                  Financial Statements.                                         5-9

Item 2.  Management's Discussion and Analysis of Financial Conditions
         and Results of Operations                                              10-13

PART II. OTHER INFORMATION

                  Summary of Legal Proceedings                                  13

                  Changes in Securities and Use of Proceeds                     14

                  Default Upon Senior Securities                                14

                  Submission of Matters to a Vote of Security
                  Holders                                                       14-15

                  Other Information                                             15

                  Forward Looking Statements and
                  Associated Risks                                              15

SIGNATURES                                                                      16

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2001
-------------------------------------------------------------------------------


ASSETS
-----------------------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash                                                                                      $  1,244,418
     Accounts receivable, net of allowances                                                      10,507,168
     Other current assets                                                                           746,570
-----------------------------------------------------------------------------------------------------------
         Total current assets                                                                    12,498,156

PROPERTY AND EQUIPMENT, net                                                                       1,110,494

GOODWILL, net                                                                                     3,205,262

OTHER ASSETS                                                                                        130,702
-----------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                                              $ 16,944,614
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
     Accounts payable                                                                          $    843,295
     Advances from HMO                                                                              951,202
     Accrued expenses                                                                             1,580,792
     Current maturities of capital lease obligations                                                 55,352
     Current maturities of long-term debt                                                           943,986
-----------------------------------------------------------------------------------------------------------
         Total current liabilities                                                                4,374,627
-----------------------------------------------------------------------------------------------------------

PAYROLL TAXES PAYABLE                                                                             1,860,575
-----------------------------------------------------------------------------------------------------------

CAPITAL LEASE OBLIGATIONS                                                                            57,373
-----------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                                      321,020
-----------------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES                                                                        6,613,595
-----------------------------------------------------------------------------------------------------------

CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, par value $.001 per share; 80,000,000 shares authorized;
         27,142,174 issued and outstanding                                                           27,142
     Preferred stock, par value $.001 per share; stated value $100 per share;
         10,000,000 shares authorized; 5,000 issued and outstanding                                 500,000
     Additional paid-in capital                                                                  25,636,523
     Accumulated deficit                                                                        (15,563,864)
     Common stock issued for services to be rendered                                               (268,782)
-----------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                              10,331,019
-----------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 16,944,614
-----------------------------------------------------------------------------------------------------------


                      See accompanying notes -- unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
-------------------------------------------------------------------------------

                                                                      Six Months Ended                     Three Months Ended
                                                              --------------------------------     --------------------------------
                                                              JUNE 30, 2001      June 30, 2000     JUNE 30, 2001      June 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                      $ 60,095,498       $ 59,213,711       $ 30,605,577       $ 29,337,155
-----------------------------------------------------------------------------------------------------------------------------------

EXPENSES
   Medical expenses                                             51,385,561         54,973,564         25,795,961         26,944,578
   Salaries and benefits                                         2,881,037          1,903,794          1,511,345            983,118
   Depreciation and amortization                                   420,871            356,318            214,805            171,309
   General and administrative                                    2,048,579          1,215,839          1,093,859            695,552
-----------------------------------------------------------------------------------------------------------------------------------
     Total expenses                                             56,736,048         58,449,515         28,615,970         28,794,557
-----------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE OTHER INCOME (EXPENSE)                             3,359,450            764,196          1,989,607            542,598
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest and penalty expense                                   (350,774)          (265,185)          (171,063)          (196,616)
   Other income                                                     11,999              5,300             11,399              4,500
-----------------------------------------------------------------------------------------------------------------------------------
     Total other income (expense)                                 (338,775)          (259,885)          (159,664)          (192,116)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                    $  3,020,675       $    504,311       $  1,829,943       $    350,482
-----------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Common Shares
   Outstanding                                                  24,363,922         13,902,608         25,998,639         15,338,453
-----------------------------------------------------------------------------------------------------------------------------------

Net earnings per share - basic                                $       0.12       $       0.04       $       0.07       $       0.02
-----------------------------------------------------------------------------------------------------------------------------------

Net earnings per share - diluted                              $       0.11       $       0.03       $       0.06       $       0.01
-----------------------------------------------------------------------------------------------------------------------------------


                      See accompanying notes -- unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
-------------------------------------------------------------------------------

                                                                               JUNE 30, 2001       June 30, 2000
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $ 3,020,675           $   504,311
----------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                420,871               356,318
      Provision for bad debt                                                       200,000                    --
      Amortization of discount on note payable                                      36,206                    --
      Stock options issued for services                                             54,077                81,716
      Stock issued for services                                                    139,331             1,021,298
      Changes in assets and liabilities:
        Accounts receivable, net                                                (5,041,417)           (1,990,757)
        Other current assets                                                      (593,282)             (734,520)
        Other assets                                                               (67,046)              (19,172)
        Accounts payable and accrued expenses                                   (1,159,998)              (37,069)
        Due to related parties                                                    (105,800)              (92,355)
        Unearned revenue                                                          (906,944)             (125,000)
        Medical cost payable                                                            --               346,491
----------------------------------------------------------------------------------------------------------------
          Total adjustments                                                     (7,024,002)           (1,193,050)
----------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                               (4,003,327)             (688,739)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                          (166,061)              (91,006)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments on line of credit                                               (39,918)             (482,702)
    Borrowings on notes payable                                                    198,391               504,277
    Repayments on notes payable                                                   (242,310)                   --
    Net borrowings (repayments) on capital leases                                  (13,789)               80,445
    Net repayments from HMO                                                        (97,000)              677,725
    Net proceeds from issuance of common stock                                   5,177,375                    --
    Proceeds from the exercise of stock options                                    386,333                    --
----------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                            5,369,082               779,745
----------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND EQUIVALENTS                                             1,199,694                    --

CASH AND EQUIVALENTS - BEGINNING                                                    44,724                    --
----------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS - ENDING                                                  $ 1,244,418           $         -
----------------------------------------------------------------------------------------------------------------


                      See accompanying notes -- unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------
NOTE 1.  BASIS OF PRESENTATION
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
NOTE 3.  EQUITY LINE OF CREDIT AGREEMENT
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
NOTE 4.  ISSUANCE OF COMMON STOCK
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
NOTE 5.  STOCK OPTIONS
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
NOTE 6.  COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

         LITIGATION

         The Company is a party to various claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a materially adverse effect on the financial position or the results of operations of the Company.

         PAYROLL TAXES PAYABLE

         The Company has unpaid payroll tax liabilities owed to the Internal Revenue Service (IRS) totaling approximately $2,400,000, including penalties and interest. The Company has negotiated an installment plan with the IRS whereby the Company will make monthly installments ranging from $50,000 to $100,000 until the amount is retired. Of the $2,400,000 in payroll tax liabilities recorded at June 30, 2001, $540,000 is included in accrued expenses and $1,860,000 is reflected as payroll taxes payable - long term in the accompanying balance sheet. Management has recorded $440,000 in penalties at June 30, 2001, the maximum, it believes, that can be imposed. See Note 8.

-------------------------------------------------------------------------------
NOTE 7.  RECENTLY ISSUED ACCOUNTING STANDARDS
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
NOTE 8.  RESTATEMENT
-------------------------------------------------------------------------------

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

         The impact of the restatement on affected financial information in the balance sheet and the consolidated statement of operations at and for the three and six months periods ended June 30, 2001, is as follows:


                                          As Previously Reported
                                                 as of                As Restated as of June
                                             June 30, 2001                  30, 2001
         -----------------------------------------------------------------------------------

         Payroll Taxes Payable                $ 1,420,575                    $ 1,860,575
         Accumulated deficit                   15,123,864                     15,563,864
         Stockholders' equity                  10,771,019                     10,331,019


                                          As Previously Reported for
                                                    the
                                           Three Months Ended June    As Restated for the Three
                                                 30, 2001             Months Ended June 30, 2001
         ---------------------------------------------------------------------------------------

         Interest and penalty expense            $  151,063                $  171,063
         Total other expense                        139,664                   159,664
         Net income                               1,849,943                 1,829,943
         Net income per share, basic                   0.07                      0.07
         Net income per share, diluted                 0.06                      0.06

-------------------------------------------------------------------------------
NOTE 8.  RESTATEMENT (CONTINUED)
-------------------------------------------------------------------------------


                                                   As Previously Reported        As Restated for the six
                                                  for the six months ended        months ended June 30,
                                                       June 30, 2001                       2001
         -----------------------------------------------------------------------------------------------

         Interest and penalty expense                   $  310,774                  $  350,774
         Total other expense                               298,775                     338,775
         Net income                                      3,060,675                   3,020,675
         Net income per share, basic                          0.12                        0.12
         Net income per share, diluted                        0.11                        0.11

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

For the three months ended June 30, 2001

Results of Operations

The Company had revenues of $30.6 million for the quarter ended June 30, 2001 while operating expenses were $28.6 million, resulting in income from operations of approximately $2.0 million and net income of $1.8 million, as compared to an operating profit of $543,000 and net income of $350,000 for the same period in 2000, increases of 267% and 422% respectively.

Earnings before interest, penalties, taxes, depreciation and amortization (EBITDA) increased $1.5 million, from $718,000 in the second quarter of 2000 to $2.2 million in 2001. In addition, at June 30, 2001 the Company's working capital was $8.1 million while its net worth increased to $10.3 million, both showing significant improvement over the June 30, 2000 working capital deficit and negative net worth of $9.6 million and $7.1 million respectively.

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

General and administrative expense for the quarters ended June 30, 2001 and 2000 were $1.1 million and $696,000 respectively, an increase in the current period of approximately $398,000. Significant increases occurred in marketing and consulting fees ($68,000) primarily to market and promote the company. Legal and other related costs incurred as a result of regulatory filings accounted for $79,000 in the June 2001 quarter. In addition, approximately $227,000 in incremental general and administrative expenses were incurred by the five aforementioned new operating locations in the quarter.

For the six months ended June 30, 2001

Results of Operations

The Company had revenues of $60.1 million for the six months ended June 30, 2001 while operating expenses were $56.7 million, resulting in income from operations of approximately $3.4 million and net income of $3.0 million, as compared to an operating profit of $764,000 and net income of $504,000 for the same period in 2000, increases of 340% and 499% respectively.

Earnings before interest, penalties, taxes, depreciation and amortization (EBITDA) increased $2.7 million, from $1.1 in the first half of 2000 to $3.8 million in 2001. In addition, at June 30, 2001 the Company's working capital was $8.1 million while its net worth increased to $10.3 million, both showing significant improvement over the June 30, 2000 working capital deficit and negative net worth of $9.6 million and $7.1 million respectively.

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


Liquidity and Capital Resources

The Company has historically experienced liquidity and cash flow problems, the result of the Company's prior operating losses and costs associated with restructuring carried over from the year ended December 31, 1999. Beginning in 2000, the Company began operating profitably and has been able to raise the funds required to augment its cash flow from operations. In the quarter ended June 30, 2001, the Company raised approximately $4.2 million in equity financing, principally from three institutional investors, at prices ranging from $1.60 to $1.85. In connection with these transactions the Company issued 2,352,778 shares of its common stock.

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

At June 30, 2001 the Company had a liability for unpaid payroll taxes and related interest and penalties of approximately $2.4 million. In April 2001, the Company negotiated an installment plan with the Internal Revenue Service
(IRS) whereby it is making monthly installments ranging from $50,000 to $100,000 until the liability is retired.

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

         The following directors of the Company were elected to continue serving until the Company's 2002 Annual Meeting or until their successors are duly elected and qualified:


NAME                             VOTES FOR         WITHHELD        ABSTENTIONS      BROKER NON-VOTE
----                             ---------         --------        -----------      ---------------

Fred Sternberg                   18,258,811        11,722          81,838           159,978
Michael Cahr(1)(2)               18,270,533        0               81,838           159,978
Marvin Heiman(1)(2)              18,216,045        54,488          81,838           159,978
Michael Earley                   18,270,533        0               81,838           159,978
Karl Sachs(2)                    18,270,533        0               81,838           159,978
Mark Gerstenfeld(1)              18,270,533        0               81,838           159,978
Martin Harrison, MD              18,270,533        0               81,838           159,978

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



                                    METROPOLITAN HEALTH NETWORKS, INC.
                                    Registrant



Date:  September 17, 2001           /s/ Fred Sternberg
                                    -------------------------------------------

                                    Fred Sternberg
                                    Chairman, President and
                                    Chief Executive Officer


Date:  September 17, 2001           /s/ David S. Gartner
                                    -------------------------------------------

                                    David S. Gartner
                                    Chief Financial Officer