Form 10QSB
period 2001-09-30
METROPOLITAN HEALTH NETWORKS INC
filed 2001-11-14
CIK 1009379

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                      Outstanding as of September 30, 2001
-----                                      -------------------------------------

Common Stock par value $.001                            27,209,143

Metropolitan Health Networks, Inc.

Index
                                                                       Page
                                                                       ----
Part I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheet
                  September 30, 2001                                     2

                  Condensed Consolidated Statements of
                  Operations for the Three and Nine Months
                  Ended September 30, 2001 and 2000                      3

                  Condensed Consolidated Statements of
                  Cash Flows for the Nine Months Ended
                  September 30, 2001 and 2000                            4

                  Notes to Condensed Consolidated
                  Financial Statements                                   5-8

Item 2.    Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                                   9-12

PART II.  OTHER INFORMATION

                  Summary of Legal Proceedings                           13

                  Changes in Securities and Use of Proceeds              13

                  Default Upon Senior Securities                         13

                  Submission of Matters to a Vote of Security
                  Holders                                                13

                  Other Information                                      13

                  Forward Looking Statements and
                  Associated Risks                                       13

SIGNATURES                                                               14

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2001


ASSETS

CURRENT ASSETS
     Cash                                                                                   $    449,429
     Accounts receivable, net of allowances                                                   13,382,946
     Other current assets                                                                        722,885
                                                                                            ------------
         Total current assets                                                                 14,555,260

PROPERTY AND EQUIPMENT, net                                                                    1,252,617

GOODWILL, net                                                                                  3,106,698

OTHER ASSETS                                                                                     133,364
                                                                                            ------------
     TOTAL ASSETS                                                                           $ 19,047,939
                                                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                       $  1,917,214
     Advances from HMO                                                                           908,000
     Accrued expenses                                                                          1,869,041
     Current maturities of capital lease obligations                                              86,196
     Current maturities of long-term debt                                                        989,353
                                                                                            ------------
         Total current liabilities                                                             5,769,804
                                                                                            ------------

PAYROLL TAXES PAYABLE                                                                          1,157,000
                                                                                            ------------
CAPITAL LEASE OBLIGATIONS                                                                        124,254
                                                                                            ------------
LONG-TERM DEBT                                                                                   202,738
                                                                                            ------------
         TOTAL LIABILITIES                                                                     7,253,796
                                                                                            ------------
CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, par value $.001 per share; 80,000,000 shares authorized;
         27,209,143 issued and outstanding                                                        27,209
     Preferred stock, par value $.001 per share; stated value $100 per share;
         10,000,000 shares authorized; 5,000 issued and outstanding                              500,000
     Additional paid-in capital                                                               25,874,628
     Accumulated deficit                                                                     (14,237,179)
     Common stock issued for services to be rendered                                            (370,515)
                                                                                            ------------
         Total stockholders' equity                                                           11,794,143
                                                                                            ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 19,047,939
                                                                                            ============



                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                 Nine Months Ended                      Three Months Ended
                                                             ---------------------------------     ---------------------------------
                                                             September 30,       September 30,     September 30,      September 30,
                                                                 2001              2000                 2001               2000
                                                              ------------       ------------       ------------       ------------
REVENUES                                                      $ 92,557,323       $ 86,545,646       $ 32,461,825       $ 27,331,935
                                                              ------------       ------------       ------------       ------------

EXPENSES

   Medical expenses                                             78,619,733         79,603,260         27,252,555         24,629,696
   Cost of goods sold                                              435,722                 --            417,339                 --
   Salaries and benefits                                         4,735,526          2,810,641          1,854,489            906,847
   Depreciation and amortization                                   625,594            527,091            204,723            170,773
   General and administrative                                    3,257,294          1,963,683          1,208,715            747,844
                                                              ------------       ------------       ------------       ------------
     Total expenses                                             87,673,869         84,904,675         30,937,821         26,455,160
                                                              ------------       ------------       ------------       ------------

INCOME BEFORE OTHER INCOME (EXPENSE)                             4,883,454          1,640,971          1,524,004            876,775
                                                              ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
   Gain (loss) on Primedica                                             --          3,548,288                 --          3,548,288
   Interest and penalty expense                                   (492,063)          (552,588)          (141,289)          (287,403)
   Other income                                                     19,796              8,785              7,797              3,485
                                                              ------------       ------------       ------------       ------------
     Total other income (expense)                                 (472,267)         3,004,485           (133,492)         3,264,370
                                                              ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAXES                                       4,411,187          4,645,456          1,390,512          4,141,145

INCOME TAXES                                                       (63,827)                --            (63,827)                --
                                                              ------------       ------------       ------------       ------------

NET INCOME                                                    $  4,347,360       $  4,645,456       $  1,326,685       $  4,141,145
                                                              ============       ============       ============       ============

Weighted Average Number of Common Shares
   Outstanding                                                  25,333,662         15,402,442         27,241,510         18,326,052
                                                              ------------       ------------       ------------       ------------
Net earnings per share - basic                                $       0.17       $       0.30       $       0.05       $       0.23
                                                              ============       ============       ============       ============
Net earnings per share - diluted                              $       0.15       $       0.27       $       0.04       $       0.20
                                                              ============       ============       ============       ============


                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                               September 30, 2001   September 30, 2000
                                                                               ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $ 4,347,360           $ 4,645,456
                                                                                   -----------           -----------
    Adjustments to reconcile net income to net cash provided by (used) in operating activities:
      Depreciation and amortization                                                    625,594               527,091
      Gain (loss) on Primedica                                                              --            (3,548,288)
      Provision for bad debt                                                           200,000                    --
      Amortization of discount on note payable                                          36,206                    --
      Stock options issued for services                                                 54,077                81,716
      Stock issued for services                                                        257,020             1,402,884
      Stock issued for convertible debt                                                                    2,138,734
      Changes in assets and liabilities:
        Accounts receivable, net                                                    (7,917,195)           (3,959,032)
        Other current assets                                                          (569,597)           (1,042,129)
        Other assets                                                                   (69,708)              (32,906)
        Accounts payable and accrued expenses                                         (482,905)               10,977
        Due to related parties                                                        (105,800)              (95,705)
        Unearned revenue                                                              (906,944)              375,000
        Medical cost payable                                                                --               294,995
                                                                                   -----------           -----------
          Total adjustments                                                         (8,879,252)           (3,846,663)
                                                                                   -----------           -----------
            Net cash provided by (used) in operating activities                     (4,531,892)              798,793
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                              (414,343)             (153,274)
                                                                                   -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net repayments on line of credit                                                   (76,104)             (600,858)
    Borrowings on notes payable                                                        198,391                    --
    Repayments on notes payable                                                       (279,039)           (1,463,307)
    Net borrowings (repayments) on capital leases                                       83,936              (117,733)
    Net borrowings (repayments) from HMO                                              (140,202)              727,729
    Net proceeds from issuance of common stock                                       5,177,375               751,150
    Proceeds from the exercise of stock options                                        386,583                57,500
                                                                                   -----------           -----------
            Net cash provided by (used in) financing activities                      5,350,940              (645,519)
                                                                                   -----------           -----------

NET INCREASE IN CASH AND EQUIVALENTS                                                   404,705                    --

CASH AND EQUIVALENTS - BEGINNING                                                        44,724                    --
                                                                                   -----------           -----------
CASH AND EQUIVALENTS - ENDING                                                      $   449,429           $        --
                                                                                   ===========           ===========



                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.           BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

                  NET INCOME PER SHARE

                  The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants to purchase 3,279,360 and 3,257,026 shares of common stock for the three and nine months ended at September 30, 2001.

                  REVENUE CONCENTRATION AND ECONOMIC DEPENDENCY

                  During the three and nine months ended September 30, 2001 and 2000, one HMO accounted for approximately 98% of revenue. The loss of this contract with the HMO could significantly impact the operating results of the Company.

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

NOTE 4.           ISSUANCE OF COMMON STOCK

                  During the nine months ended September 30, 2001, the Company sold 3,205,278 shares of common stock for an aggregate of approximately $5,177,000. Also, 754,000 shares of common stock were issued pursuant to the exercise of options and warrants with stock and cash proceeds to the Company of approximately $631,000. In addition, the Company issued 892,407 shares of common stock related to the conversion of debt and accrued interest of approximately $881,000.

NOTE 5.           STOCK OPTIONS


                  The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options.

                  Accordingly, compensation expense has been recorded to the extent the market value of the underlying stock exceeded the exercise price at the date of grant. For the three months ended September 30, 2001 and 2000 no compensation was recorded. For the nine months ended September 30, 2001 and 2000 compensation costs related to stock options amounted to approximately $54,000 and $81,700, respectively.

NOTE 6.           COMMITMENTS AND CONTINGENCIES

                  LITIGATION

                  The Company is a party to various claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a materially adverse effect on the financial position or the results of operations of the Company.

                  PAYROLL TAXES PAYABLE

                  The Company has unpaid payroll tax liabilities owed to the Internal Revenue Service (IRS) totaling approximately $2,300,000, including penalties and interest. The Company has negotiated an installment plan with the IRS whereby the Company will make monthly installments ranging from $50,000 to $100,000 until the amount is retired. Of the $2,300,000 in payroll tax liabilities recorded at September 30, 2001, $1,143,000 is included in accrued expenses and $1,157,000 is reflected as payroll taxes payable - long term in the accompanying balance sheet. Management has recorded $480,000 in penalties at September 30, 2001, the maximum, it believes, that can be imposed.

NOTE 7.           RECENTLY ISSUED ACCOUNTING STANDARDS

                  In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Metropolitan Health Networks, Inc. (the "Company" or "METCARE") was incorporated in the State of Florida in January 1996 and began its operations as a Provider Service Network (PSN) in 2000. As a PSN, METCARE assumes the risk for and manages the provision of health care services for patients through "global risk" contracts entered into with HMO's and other insurers in return for a significant portion of the insurance premiums. While substantially all of the Company's revenues are generated from its PSN operations we anticipate an increased amount of revenues will be derived from its pharmacy operations in 2002.

As of September 30, 2001, we have HMO agreements to manage patient risk in South and Central Florida and are responsible for providing healthcare services to approximately 48,000 patient lives. We provide our services through a network of primary care physicians, specialists, hospitals and ancillary facilities. These providers have contracted to provide services to our patients agreeing to certain fee schedules and care requirements.

We have developed management expertise in the fields of network development; disease, quality and utilization management; and claims adjudication and payment. Under our model, the physicians maintain their independence but are aligned with a professional staff to assist in providing cost effective medicine. Each primary care physician provides direct patient services as a primary care doctor including referrals to specialists, hospital admissions and referrals to diagnostic and ancillary services.

We believe our expertise allows us to provide a service and manage the risk that health insurance companies have not be able to provide on an efficient and economic level. Health insurance companies are typically structured as marketing entities to sell their products on a broad scale. Due to mounting pressures from the industry, managed care organizations have altered their strategy, returning to the traditional model of selling insurance and downstreaming the risk to a provider service network. Under such arrangements, managed care organizations receive premium from the government, the Centers for Medicare and Medicaid Services (CMS), formerly HCFA, and commercial groups and pass a significant percentage of the premium on to a third party such as Metcare, to provide covered health benefits to patients, including pharmacy and other enhanced services. After all medical expenses are paid, any surplus or deficit remains with the Provider Service Network. When managed properly, accepting downstream risk can create significant surpluses.

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

Within the healthcare market, the Company is diversifying its revenue base through additional managed care contracts and the expansion of its pharmacy operations. The Company believes its proven success with its operating PSN model will allow it to enter new markets within Florida while at the same time further developing its existing relationships. As part of its continuing plan to expand its PSN operations, effective July 1, 2001 an additional 700 member lives were added in the Palm Beach market.

Responding to rapid increases in prescription drug spending, the Company formed METCARE Rx, Inc., a wholly owned subsidiary, to better control prescription drug expenditures. An increasing number of health plans with low-cost co-pays for drug coverage, direct-to-consumer advertising, and newer, better therapies requiring high-cost branded products all drive up the cost of pharmacy benefits. In an effort to reduce these costs, the Company has negotiated contracts for the purchase, filling and delivery of prescriptions. Assuming that the Company can successfully implement its pharmacy strategy throughout its Network, METCARE believes it can achieve better management and control to provide significant cost savings. As of June 1, 2001 the Company terminated its agreement with e-Medsoft.com to operate its Daytona Beach pharmacy and has taken over the daily management of the pharmacy operation. The Company has recruited experienced executive management to operate its pharmacy division and, in the third quarter, expanded its pharmacy operations into the New York metropolitan market.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

RESULTS OF OPERATIONS

The Company had revenues of $32.5 million for the quarter ended September 30, 2001 while operating expenses were $30.9 million, resulting in an operating profit from operations of approximately $1.5 million and net income of $1.3 million, as compared to an operating profit of $877,000 and net income of $593,000 (exclusive of a September 2000 one-time gain on settlement of debt in the amount of $3.5 million) for the same period in 2000. Due to the start up of the pharmacy (Metcare Rx), the September 2001 results included a loss of approximately $263,000.

Earnings before interest, taxes, depreciation and amortization (EBITDA), exclusive of the September 2000 gain on settlement of debt increased $685,000, from $1.0 million in the third quarter of 2000 to $1.7 million in 2001. In addition, at September 30, 2001 the Company's working capital was $8.8 million while its net worth increased to $11.8 million, both showing significant improvement over the prior year's results of negative $3.1 million and negative $215,000 respectively.

REVENUE

Revenue for the quarter ended September 30, 2001 increased $5.1 million (19%) over the same period in 2000, from $27.3 million to $32.4 million. PSN revenues, the core of the Company's business, increased 18%, from $27.0 million to $31.8 million, due primarily to the following factors; funding increases from December 2000 revisions to the Balanced Budget Act of 1997 approximating $1.5 million and new facilities in Belle Glade and Boca Raton totaling $1.8 million, with the balance coming from increased membership in our Daytona market. Other operating revenues increased 104%, from $321,000 to $656,000, due entirely to the Company' start-up pharmacy operation (Metcare Rx) which began operations in the Daytona market in June 2001 and in New York in July 2001. Management believes that Metcare Rx will eventually account for a significant percentage of overall company wide revenues as it continues to expand in Daytona, New York and other markets. Pharmacy sales to the PSN of approximately $164,000 have been eliminated in consolidation.

EXPENSES

Despite an 18% increase in PSN revenues, medical expenses increased only 11% in the third quarter of 2001 over the same period in 2000, from $24.6 million in 2000 to $27.2 million in 2001. The Company's medical loss ratio (MLR), the ratio of medical costs to PSN revenues, improved significantly, from 91% to 86%. This improvement is due to the Company's improved utilization efforts and initiatives including its newly implemented hospitalist program, the June start-up of its pharmacy division in the Daytona market and improved terms in its specialty contracts.

Cost of sales for the quarter totaled $417,000 and represents the costs of the pharmaceutical supplies sold by the Company's start-up pharmacy operation, Metcare Rx. Corresponding revenues on the sales of these supplies amounted to $486,000, of which $164,000 was eliminated in consolidation.

Salaries and benefits costs for the quarter increased 104% over the same period in 2000, from $907,000 to $1.9 million. The increase resulted primarily from two factors, new operations and increased management. Through late 2000 and the first nine months of 2001, a number of new operations were opened as the Company continued to implement its business plan. These operations accounted for $724,000 of incremental payroll related costs. Three of these (Port Orange, Ormond Beach and Everglades), totaling $341,000 in payroll costs, were opened February 2001 and operated as medical centers for our PSN operations in Daytona and Palm Beach. In July 2001, a fourth new medical center was opened in Boca Raton, incurring $63,000 in payroll costs for the quarter. Metlabs, acquired October 2000, accounted for $99,000 of the increase in payroll expenses while Metcare Rx, the Company's pharmacy operation, accounted for $221,000 of incremental payroll costs in its Florida and New York facilities. In addition, during the second half of 2000 and early 2001 the Company recognized the need to bolster its management team, hiring three new senior managers totaling approximately $120,000 for the quarter. Salary increases and a bolstering of staffing throughout the Company accounted for the balance of the increase.

Depreciation and amortization for the quarter ended September 30, 2001 was $205,000 compared to $171,000 the year before. $31,000 of the increase is due to the amortization of goodwill on the above mentioned acquisitions while the balance results from deprecation of fixed assets acquired over the past year in the normal course of operations.

General and administrative expense for the quarters ended September 30, 2001 and 2000 were $1.2 million and $748,000 respectively, an increase of approximately $461,000. Significant increases occurred in marketing and consulting fees ($70,000) primarily to marketing programs instituted by the Company. Legal and other related costs incurred as a result of regulatory filings accounted for $64,000 in the September 2001 quarter. In addition, approximately $345,000 in incremental general and administrative expenses was incurred by the aforementioned new operating locations in the quarter. These increases were offset in part by decreases due to the consolidation of two Miami offices resulting in a savings $79,000 over the prior year.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

RESULTS OF OPERATIONS

The Company had revenues of $92.6 million for the nine months ended September 30, 2001 while operating expenses were $87.7 million, resulting in an operating profit from operations of approximately $4.9 million and net income of $4.3 million, as compared to an operating profit of $1.6 million and net income of $1.1 million (exclusive of a September 2000 one-time gain on settlement of debt in the amount of $3.5 million) for the same period in 2000. The 2001 results included a loss of approximately $284,000 on its newly formed pharmacy division.

Earnings before interest, taxes, depreciation and amortization (EBITDA), exclusive of the September 2000 gain on settlement of debt, increased $3.3 million, from $2.2 million through three quarters of 2000 to $5.5 million in 2001. In addition, at September 30, 2001 the Company's working capital was $8.8 million while its net worth increased to $11.8 million, both showing significant improvement over the prior year's results of negative $3.1 million and negative $215,000 respectively.

REVENUE

Revenue for the nine months ended September 30, 2001 increased $6.0 million (7%) over the same period in 2000, from $86.5 million to $92.5 million. PSN revenues, the core of the Company's business, also increased 7%, from $84.8 million to $91.0 million, due primarily to the following factors; funding increases from December 2000 revisions to the Balanced Budget Act of 1997 approximating $3.5 million and new facilities in Belle Glade and Boca Raton totaling $3.0 million. These increases were partially offset by decreases in revenue incurred in the first half of 2001 as the Company cancelled its contractual arrangements with certain unprofitable physician practices in its PSN. Other operating revenues decreased 10% due primarily to a $555,000 reduction in one-time revenue and revenue from discontinued (MRI and Datascan) and other non-PSN operations which were reported in the first quarter of 2000. This decrease was partially offset by $346,000 in revenues generated by the Company's start-up pharmacy operation (Metcare Rx), which began operations in the Daytona market in June 2001 and in New York in July 2001. Management believes that Metcare Rx will eventually account for a significant percentage of overall company wide revenues as it continues to expand in Daytona, New York and other markets. Pharmacy sales to the PSN of approximately $164,000 have been eliminated in consolidation.

EXPENSES

Despite a 7% increase in PSN revenues, medical expenses decreased approximately $1.0 million (1%) in the first nine months of 2001 over the same period in 2000, from $79.6 million in 2000 to $78.6 million in 2001. The Company's medical loss ratio (MLR), the ratio of medical costs to PSN revenues, showed significant improvement, from 94% to 86%. This improvement is due to the Company's improved utilization efforts and initiatives including its newly implemented hospitalist program, the June start-up of its pharmacy division in the Daytona market and improved terms in its specialty contracts.

Cost of sales for the nine months totaled $436,000 and represents the costs of the pharmaceutical supplies sold by the Company's pharmacy operation, Metcare Rx. Corresponding revenues on the sales of these supplies amounted to $511,000, of which $164,000 was eliminated in consolidation.

Salaries and benefits costs for the nine months increased 68% over the same period in 2000, from $2.8 million to $4.7 million. This increase results primarily from two factors, new operations and increased management. Through late 2000 and the first nine months of 2001, a number of new operations were opened as the Company continued to implement its business plan. These operations accounted for $1.4 million of incremental payroll related costs. Three of these (Port Orange, Ormond Beach and Everglades), totaling $850,000 in payroll costs, were opened February 2001 and operated as medical centers for our PSN operations in Daytona and Palm Beach. In July 2001, a fourth new medical center was opened in Boca Raton, incurring $63,000 in payroll costs for the quarter. Metlabs, acquired October 2000, accounted for $263,000 of the increase in payroll expenses while Metcare Rx, the Company's pharmacy operation, accounted for $236,000 of incremental payroll costs in its Florida and New York facilities. In addition, in late 2000 and early 2001 the Company recognized the need to bolster its management team, hiring three new senior managers totaling approximately $389,000 for the nine months ended September 30, 2001. Salary increases and a bolstering of staffing throughout the Company accounted for the balance of the increase.

Depreciation and amortization for the nine months ended September 30, 2001 was $626,000 compared to $527,000 the year before. $93,000 of the increase is due to the amortization of goodwill on the above mentioned acquisitions while the balance results from deprecation of fixed assets acquired over the past year in the normal course of operations.

General and administrative expense for the nine months ended September 30, 2001 and 2000 were $3.3 million and $2.0 respectively, an increase of approximately $1.3 million. Significant increases occurred in marketing and consulting fees ($206,000) primarily to market and promote the company. Legal and other related costs incurred as a result of regulatory filings accounted for $163,000 in the nine months ended September 30, 2001. In addition, approximately $700,000 in incremental general and administrative expenses was incurred by the aforementioned new operating locations in the first nine months while $100,000 is attributable to additional bad debt reserves related to the Company's accounts receivable from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Beginning in 2000, the Company began operating profitably and has been able to raise the funds required to augment its cash flow from operations. During the nine months ended September 30, 2001, the Company sold 3,205,278 shares of common stock for an aggregate of approximately $5,177,000.

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

In addition to third party financing, the primary source of the Company's liquidity is derived from payments under its full-risk contracts. In connection with its January 2000 contract in the Daytona market, the Company was required to fund a full year's IBNR (claims incurred but not reported) and, as a result, the cash flow provided from that contract was minimal for the year ended December 31, 2000. Beginning early 2001, this contract began generating improved cash flows. In addition, the revisions to portions of the Balanced Budget Act of 1997 began providing increased funding of approximately $526,000 per month on the Company's existing contracts in March 2001.

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


At September 30, 2001 the Company had a liability for unpaid payroll taxes and related interest and penalties of approximately $2.3 million. In April 2001, the Company negotiated an installment plan with the Internal Revenue Service (IRS) whereby it is making monthly installments ranging from $50,000 to $100,000 until the liability is retired.

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

                                       METROPOLITAN HEALTH NETWORKS, INC.
                                                Registrant



Date: November 14, 2001                /s/ FRED STERNBERG
                                       -----------------------------------------
                                       Fred Sternberg
                                       Chairman, President and
                                       Chief Executive Officer




Date: November 14, 2001                /s/ David S. Gartner
                                       -----------------------------------------
                                       David S. Gartner
                                       Chief Financial Officer