Form 10KSB
period 2001-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 2002-04-15
CIK 1009379

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Twelve Month Period Ended December 31, 2001
            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                               SECURITIES EXCHANGE
                                   ACT OF 1934
                             Commission File Number
                                     0-28456

                       Metropolitan Health Networks, Inc.
                 (Name of small business issuer in its charter)

          Florida                                         65-0635748
(State or other jurisdiction of              (I.R.S. Employer Identification No)
Incorporation or organization)

                        500 Australian Avenue/Suite 1000
                           West Palm Beach, Fl. 33401
               (Address of principal executive offices) (Zip Code)

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

================================================================================

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Revenues for the most recent fiscal year:  $131,530,583

The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the registrant was approximately $26,849,278 (computed using the closing price of $1.44 per share of Common Stock on December 31, 2001 as reported by OTCBB, based on the assumption that directors and officers and more than 5% stockholders are affiliates).

         There were 27,864,786 shares of the registrant's Common Stock, par value $.001 per share, outstanding on February 28, 2002.

         DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check One): Yes     No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

         Metropolitan Health Networks, Inc. (the "Company" or "Metcare ") was incorporated in the State of Florida in January 1996. In 2000, the Company implemented its new strategic plan, operating as a Provider Service Network
(PSN), specializing in managed care risk contracting. The Company's ability to control its Network has produced favorable medical loss ratios, allowing the Company to successfully tap into the trillion dollar healthcare market. Through its Network, the Company provides care to over 25,000 Medicare+Choice patients, 7,000 commercial HMO patients and approximately 13,000 fee-for- service patients aligned with various health plans.

         The primary focus of the PSN division in 2001 was establishing the network and infrastructure along with creating the application necessary to become a Health Maintenance Organization. Many opportunities have been augmented by current legislation and a political environment that has demonstrated support for the Medicare+Choice program. An example of this support is the current additional funding that has been proposed to begin in 2003, along with bonuses for health plans that are willing to establish a presence in underserved markets. Metcare's business plan is modeled to take full advantage of the new direction of the Medicare+Choice program with the initial underserved market of the Treasure Coast of Florida (Martin, St. Lucie and Okeechobee Counties).

         Responding to rapid increases in pharmacy spending, in June of 2001 the Company formed Metcare Rx, Inc., a wholly owned subsidiary, to control costs and to reduce prescription drug expenditures that are forecasted to increase by over 100% in the next decade. An increasing number of health plans with low-cost co-pays for drug coverage, direct-to-consumer advertising, and newer, better therapies requiring high-cost branded products all drive up the cost of pharmacy benefits. In an effort to reduce these costs, the Company has negotiated agreements allowing the Company to directly negotiate contracts for the purchase, filling and delivery of prescriptions. Assuming that the Company can successfully implement this agreement throughout its Network, Metcare believes it can achieve better management and control to provide significant cost savings and incremental revenues. With the use of the software technology included in this system, the physician is provided with a preferred formulary resulting in reduced costs to both the patient and Company.

          For the year ended December 31, 2001, revenues increased 10.4% to $131.5 million from $119.1 million with net income, excluding nonrecurring gains and losses, of $1.6 million for the year ended December 31, 2001 compared to $908,000 for the prior year, an increase of 76.9% for the year. The Company improved shareholder value by increasing its net worth $7.8 million in 2001 to $8.7 million at December 31, 2001, and by increasing its working capital $5.6 million in 2001 from a negative $528,000 as of December 31, 2000. Operationally, exclusive of nonrecurring gains and losses, the company's EBITDA was $3.2 million in 2001 as compared to $2.3 million in 2000, an increase of 39%.

INDUSTRY

         A recent study from the Center for Medicare and Medicaid Services (CMS) projects spending for healthcare in the United States will increase from $1.2 trillion in 1999 to over $2 trillion by 2006, or 15.9% of the Gross Domestic Product. Healthcare costs per person are expected to rise from $3,759 to $7,100 in 2006. Pharmacy expenditures were approximately $126 billion in 2000, over $150 billion in 2001 and are expected to double over the next decade. A number of factors are at work affecting the patient, healthcare provider and payor relationship. Managed care plans that have traditionally competed on price are beginning to increase premiums to be more in line with their costs. Medical costs traditionally increased due to inflation and the relative high cost of new medical technologies. The Balanced Budget Act of 1997 constrained healthcare spending in both Medicare and Medicaid reducing payments to hospitals, physicians and managed care organizations. In December 2000, portions of the Balanced Budget Act of 1997 were revised in response to major surpluses created by previous cuts. New minimum payment criteria were established for the Medicare+Choice program enhancing payments to Managed Care Organizations (MCO) more than $5 billion over the next several years. In 2001, Metcare received approximately $5 million in incremental revenues based upon the new minimum payment criteria and expects to receive an additional increase in revenues of over $5 million due to increases in Medicare reimbursements for managed care patients. In addition current legislation has demonstrated support for the Medicare+Choice program for additional funding starting in 2003, along with bonuses for health plans that are willing to establish a presence in underserved markets. Metcare's business plan is modeled to take full advantage of the new direction of the Medicare+Choice Program with initial markets located in underserved areas.

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

BUSINESS STRATEGY OVERVIEW

          Metcare is a healthcare company that provides turnkey services to managed care companies on a full risk basis and pharmacy management on behalf of physicians. The Company is moving rapidly to expand its revenue base through additional managed care contracts, establishing an HMO in Florida, and expanding Metcare Rx.

          Metcare has developed an infrastructure of management expertise in the fields of:

         o Disease Management - a method to manage the costs and care of high-risk patients and produce better patient care.

         o Partners In Quality - a review of overall patient care measured against best medical practice patterns.
         o Utilization Management - a daily review of statistical data created by encounters, referrals, hospital admissions and nursing home information.
         o Hospitalist Program - a method to improve quality of patient care by providing a team approach of creating trust between the physician and the PSN and eliminating the need to evaluate referrals and prior authorizations.

         This expertise allows the Company to provide a service and manage the risk that health insurance companies cannot provide on an efficient and economic level. Health insurance companies are typically structured as marketing entities to sell their products on a broad scale. Due to mounting pressures from the industry, MCO's have altered their strategy, returning to the traditional model of selling insurance and transferring the risk to the PSN's. Under such arrangements, MCO's receive premiums from the CMS and commercial groups and pass a significant percentage of the premium on to a third party such as Metcare, to provide covered benefits to patients, including pharmacy and other enhanced services. After all medical expenses are paid; any surplus or deficit remains with the PSN. When managed properly, accepting this risk can create significant surpluses. Under Metcare's model, the physicians maintain their independence but are aligned with a professional staff to assist in providing cost effective health care, which in turn helps maximize profits for the Company and the physicians. Furthermore, to limit its exposure, the Company has secured reinsurance (stop-loss coverage). Metcare's PSN business model is based on educating, motivating and assembling physicians in groups that are prepared to assume managed care risk. The Company envisions expanding its network of physicians to provide its members healthcare services on an efficient and cost effective basis through strategic alliances with insurance companies and other healthcare providers on a statewide basis. The Company also has as its objective to develop an HMO division to operate in targeted Medicare markets including underserved areas. Metcare believes that managing the risk and not the Physician is the right prescription for the new Millennium.

         The Company has established three segments to manage the anticipated growth of the Company:

         o        Managed Care (PSN and HMO)
         o        Pharmacy (Metcare Rx)
         o        Clinical Laboratory (Metlabs)

         Currently the largest, the Managed Care division, includes the PSN and, once established, the HMO. The Managed Care division will continue to be the focal point of the Company. The HMO will be established after an application is filed with the State of Florida in the first half of 2002. MetcareRx, Inc. should expand in 2002 as the Company continues to open its clinic-based pharmacies.

MANAGED CARE

         The original Full Risk Agreement was signed in 1998 with Humana Medical Plan, Inc., (HMO) an insurance company, to provide network management services. Metcare provides services to patients through a network of primary care physicians, specialists, hospitals and ancillary facilities. These providers have contracted to provide services to the Company's patients by agreeing to certain fee schedules and care requirements. The original South Florida contract was renewed in exchange for providing additional coverage in Dade, Broward and Palm Beach Counties. For providing these services, Humana pays Metcare a majority of the Medicare+Choice premiums they derive from these managed care patients.

           A new Full Risk contract for Volusia and Flagler counties (Daytona Market) was implemented on January 1, 2000. This agreement has been amended as of March 1, 2002 and we expect this amendment to have a positive impact on our future profitability and cash flow.

         Our agreements with Humana are for three years and renew automatically for additional one-year terms unless terminated for cause or on 180-days prior notice. Under these agreements, we are responsible for the provision of all covered benefits for the patient covered under the contracted Humana plan. Under the Agreement, Humana is obligated to pay us for covered services according to an agreed upon payment schedule, based on the amount Humana receives from its payor source. If revenue is insufficient to cover cost, our operating results could be adversely affected.

         Under these HMO agreements, the Company, through its affiliated providers, is responsible for the provision of all covered benefits. While responsible for all medical expenses for each covered life, Metcare has limited its exposure by obtaining reinsurance/stop-loss coverage. Additionally, Metcare has capitated high volume specialties, fixing our cost on a per member per month
(PMPM) basis. Low volume providers remain at a discounted fee-for-service basis. A change in healthcare legislation, inflation, major epidemics, natural disasters and other factors affecting the delivery and cost of healthcare are beyond the control of the Company and may adversely affect its operating results.

         For the two years ended December 31, 2001, approximately 96% of the Company's revenues were from risk contracts with MCO's. In conjunction with its new business strategy, the Company is pursuing opportunities to add additional payor sources while continuing to expand its existing business relationships to provide additional services through the Network.

         Under Metcare's model, the physicians maintain their independence but are aligned with a professional staff to assist in providing cost effective quality medicine. Each primary care physician provides direct patient services as a primary care doctor including referrals to specialists, hospital admissions and referrals to diagnostic services and rehab. As part of its Network, the Company owns several practices that have been fully integrated into its PSN model.

         Metcare enhances administrative operations of its physician practices by providing management functions, such as payor contract negotiations, credentialing assistance, financial reporting, risk management services and the operation of integrated billing and collection systems. We believe that the Company offers the physicians increased negotiating power associated with managing their practice and fewer administrative burdens, which allows the physician to focus on providing care to patients.

          Metcare also assists the physicians in obtaining managed care contracts. We believe that our experience in negotiating and managing risk contracts enhances our ability to market the services of our network physicians to managed care payors and to negotiate favorable terms from such payors. Metcare's staff also performs quality assurance and utilization management by providing detailed reports under each contract on behalf of its affiliated physicians.

         We also use the Internet to help process referral claims between Network primary care physicians and specialists. This process helps reduce paperwork in the physician's office as well as provide a more efficient method for the patient in our Network. Our utilization management team communicates with the physicians on a daily basis to provide overall management of the patient.

HMO

         The Company's strategy is to increase enrollment by adding new payor relationships and new providers to the existing network and by expanding the network into new geographic areas where the penetration of managed healthcare is low. Metcare believes that it will be able to develop new payor and provider relationships due to the Company's ability to manage the cost of health care without sacrificing quality.

         While not competing with our growing and improving relationship with Humana under our current contracts, Metcare must acknowledge the changes within the managed care industry and position itself ahead of the curve. The managed care industry continues to consolidate and redefine itself, and while many find the current environment volatile, we have found it resplendent with opportunities.

PHARMACY

         The Company has recruited a group of veteran pharmacy executives to manage the pharmacy division. These executives have owned and operated multiple pharmacy companies reflective of the wide range of managed care pharmaceutical services that Metcare Rx offers.

          Metcare Rx is strategically focused on servicing healthcare companies with "pharmacy risk" with a goal of offering cost containment and quality service. The Company's clients include various health care providers that are at-risk for pharmacy costs. The Company's current operations serve a variety of at risk MCO's including medical groups and clinics, managed care health plans, (HMO's, PPO's etc.), HIV clinics and long-term care facilities. Metcare Rx offers all of these MCO's a one-stop solution that is customized to each client to meet their need to control drug costs while preserving quality. The Company provides an unparalleled continuum of pharmacy care including effective specialty pharmacy services, strategically located ambulatory pharmacies, convenient home delivery, meaningful drug utilization evaluations and complex pharmaceutical managed care.

         The marketing plan stresses the Company's flexibility and broad range of abilities that management believes its services are unique. The Company can tailor its services to meet the specific needs of its clients. The Company has determined that "specialty pharmacy" offers an opportunity for extensive growth. For example, the specialty pharmacy service can be offered on a stand-alone basis or be bundled with the Company's total pharmacy management solution to provide a one-stop, comprehensive approach to managed care pharmacy. Management has the expertise necessary to offer an extensive range of services, which differentiates their offering from the competition that typically offers more rigid, narrowly defined service with little or no risk sharing characteristics. The first of these specialty drug areas will be HIV patients. The Company, with its experience in this field, has developed a program that will enhance clinical and financial outcomes

         Management's influence over the prescription writing process enables the Company to increase its market share, which in turn creates significant buying power with its drug suppliers. This purchasing leverage stems from various Company strategies, including:

         o Collaborative design of effective drug formulary in consultation with the client MCO's key physicians, Medical Director and Pharmacy and Therapeutic Committee;
         o Active education of member physicians about the client's drug formulary decisions and rationale;
         o Focus on serving healthcare organizations that are at risk for pharmacy costs;
         o        Effective Drug Utilization Evaluations ("DUE's");
         o Increased patient convenience and compliance through physician office dispensing, ambulatory pharmacies and home delivery of medications and;
         o        Automation through software and use of the Internet;
         o        Expertise in specialty drug areas such as "HIV."

         These strategies help the Company influence the prescription process and create an ability to shift the market share of its preferred drugs at an unprecedented level.

PHARMACY COST INFLATION

         Management sees five key factors that will cause pharmacy costs to keep increasing in the coming years:

         o        An annual expenditure increase of over 14%
         o        A doubling of the rate of new drugs introduced
         o        An aging population
         o        Aggressive drug company marketing
         o        Educated patient requests for drugs

         Prescription drug expenditure growth now outpaces other categories of health care spending. In fact, prescription drug expenditures are projected to climb to over 12% of all personal health expenditures. In terms of dollar volume, the last five years have shown double-digit growth with cost increases of over 14% in 1999 and 2000. Higher drug prices will likely account for only one-fifth of this growth. According to IMS Health 59% of the rise in drug costs in 2000 was due to increased use of existing products, 27% to new products and only 14% to higher prices.

         New drugs are entering the market at an accelerating pace, primarily due to a robust new drug pipeline and developments in the FDA approval process. In 1998, 56 new drugs were approved for the use in the U.S. compared to an average of 23 new drugs per year in the preceding decade. Not only are more drugs entering the market, but also they are being introduced at higher prices. New drugs released after 1992 accounted for only 17% of total utilization, but accounted for over 30% of total costs.

         One of the most prominent drivers of pharmacy cost is the aging population. Long-term care and other health care services for older adults represent a substantial share of total health care spending. Nursing home and home health care accounted for over 10% of personal health expenditures. In terms of the pharmaceutical market, prescription utilization for persons aged over 75 far outpaces utilization for any other group.

         Another factor causing pharmacy cost inflation is increased use of preventative drugs. With the advent of managed care and closer attention to medical cost, preventative medicine has become increasingly popular as a means of cost containment. Pharmaceutical drugs are no exception, and are used as preventative measure in medicine. With increases in prescriptions written, the market should exhibit overall cost inflation.

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

EMPLOYEES

           As of December 31, 2001, the Company had approximately 223 full-time employees. Of the total, 42 were employed at the Company's executive offices. No employee of the Company is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's Executive offices have been located at 500 Australian Avenue South, Suite 1000, West Palm Beach, Florida where it occupies 10,936 square feet at a current monthly rental of approximately $12,000, pursuant to a sublease expiring December 31, 2002.

         The Company has a satellite office in Daytona Beach of 2,980 square feet with a monthly rental of $2,000. The lease expires August 31, 2003.

         The managed care division leases 6 offices in Florida with an aggregate monthly rental of $27,000 with various expiration dates from 1 to 5 years.

         The pharmacy division leases three offices in Florida, three offices in New York and one office in Hanover, Maryland with an aggregate monthly rental of $8,000 with various expiration dates from 1 to 5 years.

         The Company leases an office for its laboratory operations in West Palm Beach for 3,400 square feet with a monthly rental of $5,200. The lease expires October 4, 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the twelve months ended December 31, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded on the OTCBB under the symbol "MDPA". The Company's Warrants traded under the symbol "MDPAW" until March 15, 2001 when they expired. The following table sets forth the high and low closing bid prices for the common stock and warrants, as reported by OTCBB:

                                                  High                Low
                                                  ($)                 ($)
                                                  ----                ----
     COMMON STOCK
     Quarter ended March 31, 2000                 3.81                0.23
     Quarter ended June 30, 2000                  2.75                1.03
     Quarter ended September 30, 2000             3.13                1.53
     Quarter ended December 31, 2000              2.00                0.75
     Quarter ended March 31, 2001                 1.84                0.88
     Quarter ended June 30, 2001                  3.34                1.93
     Quarter ended September 30, 2001             2.90                1.75
     Quarter ended December 31, 2001              2.08                1.03


     WARRANTS
     Quarter ended March 31, 2000                 0.250               0.005
     Quarter ended June 30, 2000                  0.375               0.070
     Quarter ended September 30, 2000             0.220               0.072
     Quarter ended December 31, 2000              0.080               0.015

         The Company has not declared or paid any dividends on its common stock. The Company presently intends to invest its earnings, if any, in the development and growth of its operations.

PREFERRED STOCK

         SERIES A

         We have designated 30,000 shares of Series A class of preferred stock, par value $.001. There are currently 5,000 Series A preferred shares issued and outstanding. Each share of Series A preferred stock has a stated value of $100 and pays dividends equal to 10% of the stated value per annum. At December 31, 2001, the aggregate and per share amounts of cumulative dividend arrearages were approximately $216,667.

         Each share of Series A preferred stock is convertible into shares of common stock at the option of the holder at the lesser of 85% of (1) the average closing bid price of the common stock for the ten trading days immediately preceding the conversion or (2) $6.00. We have the right to deny conversion of the Series A preferred stock, at which time the holder shall be entitled to receive additional cumulative dividends at 5% per annum in addition to the initial dividend rate of 10% per annum.

         The series A preferred shareholders have no voting rights, except as provided under Florida law.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001

INTRODUCTION

         The Company had revenues of $131.5 million for the year ended December 31, 2001, compared to $119.1 million in the prior year. Operating expenses for those same periods were $129.3 million and $117.5 million, respectively. The Company had net income of $1.0 million for the year ended December 31, 2001 compared to net income of $4.9 million for the year ended December 31, 2000. Excluding nonrecurring gains and losses, net income for the year ended December 31, 2001 was $1.6 million, compared to $908,000 in the prior year, an improvement of 76.9%. In 2001, nonrecurring gains and losses consisted of a write-down of accounts receivable from a closed medical practice of $775,000 and a gain on settlement of litigation of $177,000, and in 2000 consisted of gains on settlement of litigation of $4.0 million.

         During 2001, in an effort to diversify its revenue base and ultimately increase shareholder value, the Company implemented its pharmacy division (MetcareRx), began the process of filing for its own HMO license and continued the development of its clinical laboratory. In pursuing this expansion and diversification, the Company incurred losses related to these operations of approximately $2.7 million, including an allocation of corporate overhead. It is expected that these operations, in total, will achieve profitability by the third quarter of 2002.

         Earnings before interest, taxes, depreciation and amortization (EBITDA), exclusive of nonrecurring items, were $3.2 million and $2.3 million for the years ended December 31, 2001 and 2000, respectively an improvement of 39.1%. In addition, the Company increased its net worth by $7.8 million in 2001 to $8.7 million at December 31, 2001 and increased its working capital by $5.6 million in 2001 to $5.1 million at December 31, 2001.

REVENUES

         Revenues for the year ended December 31, 2001 increased $12.4 million (10.4%) over the prior year from $119.1 million to $131.5 million. PSN revenues, the core of the Company's business, also increased 10.4%, from $114.9 million to $126.9 million, due primarily to the following factors; funding increases from revisions to the Balanced Budget Act of approximating $5.0 million, opening new medical offices in Belle Glade and Boca Raton totaling $5.4 million and increased membership in our Daytona market.

         Revenues for 2001 included approximately $3.1 million from Metcare Rx, which began operations in the Daytona market in June 2001, New York in July 2001, and Maryland in October 2001. Management believes that with the proper capitalization, MetcareRx will eventually account for a significant percentage of overall revenues of the Company as it continues to expand in its existing market and enter other markets. Pharmacy sales to the PSN of approximately $296,000 have been eliminated in consolidation. In addition, revenues for 2001 included $563,000 from its clinical laboratory (Metlabs), as compared to revenues of only $82,000 in the prior year.

         The overall increase in revenues was partially offset by a decrease from the closure of a medical practice, which reported revenues of $1.3 million in 2000, compared to only $345,000 in 2001. Revenues also decreased approximately $970,000 in 2001, due to a reduction in one-time revenue and revenue from discontinued and other non-PSN operations from 2000 to 2001.

EXPENSES

         Operating expenses for the year ended December 31, 2001 increased 10.0% over the prior year, in line with the 10.4% increase in revenue. Direct medical costs, the largest component of expense, represent certain costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee for service basis. For the year ended December 31, 2001, these costs represented 89.0% of PSN revenue, which is referred to as the Medical Loss Ratio ("MLR"), a significant improvement over the prior year MLR of 95.1%. Overall, despite a 10.4% increase in PSN revenues, direct medical costs in 2001 increased only 3.4%, from $109.2 million to $112.9 million. This improvement is due to the Company's improved utilization efforts and initiatives including its newly implemented hospitalist program, the June start-up of its pharmacy division in the Daytona market and improved terms in its specialty contracts. The Company expects to continue this trend with the recently announced Oncology and Partners In Quality (PIQ) programs, which are designed to reduce costs while improving patient care.

         Cost of sales for the year ended December 31, 2001 totaled $2.3 million and represents the cost of the pharmaceuticals sold by MetcareRx. The pharmacy division had a gross profit percentage for 2001 of 26%.

         Salaries and benefits for the year increased 82.8% over 2000, from $4.1 million to $7.4 million. A number of new operations were opened in late 2000 and 2001 as the Company continued to implement its business plan. These new operations accounted for $2.7 million of the $3.3 million increase in payroll related costs. Three of these new operations (Port Orange, Ormond Beach and Everglades), totaling $1.2 million in payroll costs were opened February 2001 and operated as medical centers for our PSN operations. In July 2001, a fourth new medical center was opened in Boca Raton, incurring $172,000 in payroll costs for the year. Metlabs, acquired October 2000, accounted for $320,000 of the increase in payroll expenses while MetcareRx accounted for $959,000 of incremental payroll costs in its Florida, New York and Maryland facilities. The Company believes it has the necessary management in place in both MetcareRx and Metlabs to support the revenue growth the Company anticipates in 2002 and beyond. In addition, in late 2000 and early 2001, the Company recognized the need to reinforce its management team, hiring three new senior managers that represented approximately $432,000 in incremental payroll costs for 2001. Salary increases, increases in medical insurance premiums and a bolstering of staffing throughout the Company accounted for the balance of the increase, which was partially offset by an $89,000 incremental decrease resulting from the closure of a medical practice.

         Depreciation and amortization for the year ended December 31, 2001 totaled $870,000, an increase of $204,000 over the prior year. Amortization of goodwill accounted for $101,000 of the increase, due to the acquisition of Metlabs and Medical Practices. Depreciation on fixed assets acquired in 2001 accounted for the balance of the increase.

         Bad debt expense decreased $335,000 in 2001 as compared with the prior year. The decrease resulted from the decline in revenues on the closed medical practice as the corresponding bad debt expense for this practice decreased $527,000 from 2000 to 2001. Additional reserves on accounts receivable from discontinued operations account for the net balance.

         Rent and leases for the year ended December 31, 2001 totaled $962,000, a $307,000 (47.0%) increase over the prior year. The aforementioned new operations accounted for a majority ($268,000) of the increase, with the balance resulting from annual increases in rent in our corporate and medical offices.

         Consulting expenses increased $952,000 in 2001, from $323,000 in 2000 to nearly $1.3 million in 2001. Of the increase, $321,000 was incurred in connection with investment banking and advisory services and $111,000 was spent in the development of the Company's HMO, part of its long-term goal to diversify its revenue base. An additional $86,000 was incurred in the Company's Hospitalist and Utilization/Quality Assurance/Management programs, which are designed to lower direct medical costs while improving patient care. Also, as mentioned above, during 2001 the Company implemented its pharmacy division, opened four new medical practices and expanded its clinical laboratory, which accounted for an additional $213,000 in incremental consulting expenses. Lastly, in conjunction with the cancellation of the Pharmacy Management and Preferred Provider Agreements with a pharmacy consultant, the Company entered into a one-year software agreement with the consultant, accounting for $175,000 in expense during 2001.

         General and administrative expenses increased from $1.9 million in 2000 to $3.2 million in 2001, an increase of $1.3 million or 71.6%. New locations accounted for approximately $1.5 million in incremental general and administrative expenses, which was partially offset by the savings of $275,000, resulting from the closure of a medical practice and a $171,000 decrease in billing and collection fees from 2000 to 2001 resulting from the renegotiation and eventual cancellation of the Company's contract with an outside billing company. In addition, legal, accounting and other related costs incurred as a result of regulatory filings accounted for $163,000 of the increase while insurance costs increased $89,000 due to an overall increase in premiums and the addition of new medical offices.

         Other income and expenses for the year ended December 31, 2001 included a write down of accounts receivable from a closed medical practice of $775,000 and a gain on settlement of litigation of $177,000 as compared to gains on settlement of litigation recorded in 2000 of approximately $4.0 million. Interest and penalty expense decreased by approximately $121,000 for the year, from $768,000 to $647,000 due to the decrease in the average amount of interest-bearing debt carried by the Company in 2001 as compared to 2000.

LIQUIDITY AND CAPITAL RESOURCES

         In the year ended December 31, 2001, the Company had EBITDA of $2.7 million, which was used to fund current operations. In addition, the Company raised approximately $6.0 million in debt and equity and was able to settle prior obligations at terms favorable to the Company. As a result, working capital increased by $5.6 million from December 31, 2000 to December 31, 2001 and shareholders' equity improved by $7.8 million. However, the Company has sustained substantial negative cash flows from operations in 2001 primarily as a result of the Company's diversification of its revenue base, including the pharmacy and clinical laboratory operations. Although the Company believes it will become cash flow positive from operations in 2002, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations. The auditor's report on the Company's financial statement states that certain matters raise substantial doubt about the Company's ability to continue as a going concern. To address these concerns, the Company continues to pursue debt and/or equity financing.

         Subsequent to year-end, the Company issued 500,000 shares to accredited investors, in connection with private placements, resulting in proceeds of $500,000 that were used for working capital. Additionally, the Company borrowed $1,700,000 on short-term notes payable of which $1,200,000 is due June 6, 2002 and $500,000 is due June 21, 2002 and $625,000 in long-term notes payable, with varying interest rates ranging from 5% to 24% and beneficial conversion features. Certain notes also provide for issuance of 65,000 warrants in the aggregate and are collateralized by all the Company's assets. The proceeds from these transactions were used for working capital. Such offerings were to accredited investors pursuant to Section 4(2) of the Securities and Exchange Act of 1934.

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

         The primary source of the Company's liquidity is derived from payments from its full-risk contracts with an HMO. In March 2002, two investors, on behalf of the Company, funded $1,000,000 as collateral for a letter of credit in favor of the HMO. The letter of credit was required by the Company's contract with the HMO and enabled the Company to favorably renegotiate certain terms of the contract. The Company has agreed to purchase the collateral over ten months at an effective rate of 24% per annum.

         At December 31, 2001 the Company had a recorded liability for unpaid payroll taxes and related interest and penalties of approximately $2.1 million. Effective, April 2001, the Company negotiated an installment plan with the Internal Revenue Service (IRS) whereby it will make monthly installments ranging from $50,000 to $100,000 until the liability is retired (see Audited Financials).

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         As of March 31, 2002, the directors, control persons and executive officers of the Company were as follows:


         Name                               Age               Title
         ----                               ---               -----
         Fred Sternberg                     61                Chairman, President and Chief Executive Officer
         Debra A. Finnel                    40                Vice President and Chief Operating Officer
         David S. Gartner, CPA              43                Secretary and Chief Financial Officer
         Michael Cahr                       61                Director
         Marvin Heiman                      56                Director
         Martin Harrison, MD                48                Director
         J. Robert Buchanan                 74                Director
         William Bulger                     68                Director


         FRED STERNBERG, President & Chairman of the Board - Mr. Sternberg has been Chairman, President and CEO of the Company since February 2000. From 1990 to December 1999, he was President of Sternco, Inc., providing consulting services to various healthcare companies in the managed care and related industries. Between 1986 and 1990, Mr. Sternberg was involved in various investments, including real estate development and rental properties and from 1980 to 1986 he operated several plastic injection molding facilities in both the toy and healthcare industries. From 1968 to 1972, Mr. Sternberg served as President of The J. Bird Moyer Co., Inc., whose name was later changed to Moyco Technologies, Inc., a publicly-traded dental manufacturing company. Mr. Sternberg has also provided consulting services to assisted care living facilities and skilled nursing homes.

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

         MICHAEL CAHR has served as a director since February 2000. He is currently the Chief Executive Officer of IKEDEGA, a video server technology company. Prior to joining IKEDEGA, he was the Chairman of Allscripts, Inc. a publicly traded prescription management company from September 1997 through March 1999. At Allscripts he successfully refocused the company to an Internet-based technology company and raised $20 million, leading to a successful IPO in 1999. Prior to Allscripts, Mr. Cahr was the Venture Group Manager for Allstate Venture Capital where he oversaw investments of over $100 million in technology, healthcare services biotech pharmaceuticals and medical services. Mr. Cahr received his Bachelor of Arts degree in Economics from Colgate University and Masters of Business Administration form Farleigh Dickinson University.

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

         J. ROBERT BUCHANAN has been a director of since October 2001. He received his BA from Amherst College cum laude and his MD from Cornell University Medical College. Following residency and specialty fellowship training at New York Hospital, Dr. Buchanan served in the US Army (1958-60) in Korea. Thereafter, he served as Dean, Cornell University Medical College (1967-77), President, Michael Reese Hospital, Chicago (1977-82) and General Director (CEO), Massachusetts General Hospital, Boston (1982-94). Dr. Buchanan is a past Chair of the Illinois and Massachusetts Hospital Associations, the Association of American Medical Colleges, the Liaison Committee on Medical Education, the Educational Commission for Foreign Medical Graduates and the China Medical Board of New York. He has served or is serving as a director of Charles River Laboratories, AMI, Matritech and i-STAT. Dr. Buchanan is a senior member of the Institute of Medicine of the National Academy of Sciences.

         WILLIAM M BULGER was appointed as a director in December 2001. Mr. Bulger serves as the President of the University of Massachusetts, a position he was appointed to in January 1996. President Bulger's appointment by the University of Massachusetts Board of Trustees followed his 35-year career as a leading state lawmaker. From 1978 to 1996, he served as President of the Massachusetts Senate. President Bulger received his undergraduate degree in English from Boston College and his Doctor of Jurisprudence degree from Boston College Law School.

BOARD OF DIRECTORS

         Each director is elected at the Company's annual meeting of shareholders and holds office until the next annual meeting of stockholders, or until the successors are elected and qualified. At present, the Company's bylaws provide for not less than one director. Currently, there are six directors in the Company. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. There are no family relations among any officers or directors of the Company. The officers of the Company devote full time to the business of the Company. The Board of Directors held fifteen meetings and voted fourteen times by Unanimous Written Consent.

         BOARD COMMITTEES

         The Company had four active committees in 2001, the Audit and Compensation, Executive, Compensation and Regulatory Compliance. All actions by these committees shall be subject to the specific Directions of the Board of Directors.

         The Audit Committee consists of Messrs. Dr. Buchanan, Cahr and Heiman. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company's independent auditors and reviews and evaluates the Company's internal control functions.

         The Executive Committee may exercise the power of the Board of Directors in the management of the business and affairs of the Corporation at any time when the Board of Directors is not in session. The Executive Committee shall, however, be subject to the specific directions of the Board of Directors. It is composed of Messrs. Cahr, Bulger and Harrison. All actions of the Executive Committee require a unanimous vote.

         The Compensation Committee consists of Messrs. Bulger, Cahr and Heiman. The Compensation Committee makes recommendations to the Board of Directors regarding the compensation for executive officers and consultants to the Company.

         The Regulatory Compliance Committee consists of Messrs. Heiman, Dr. Buchanan, Dr. Bernstein (a non-board member) and Debbie Finnel, the Company's Chief Operating Officer. The Regulatory Compliance Committee reviews the policy and procedures, current compliance rules and regulations and the Company's compliance methods.

         COMPENSATION OF DIRECTORS

         The Company reimburses all Directors for their expenses in connection with their activities as Directors of the Company. The Directors make themselves available to consult with the Company's management. One of the six Directors of the Company is also an employee of the Company and did not receive additional compensation for his services as Director. A compensation and stock option agreement has been adopted for the

Company's outside Directors in the amount of $18,000 per year, paid quarterly in the Company's common stock valued at the average closing price for the five last days of the quarter. The Directors have elected to receive this compensation for the present time in stock. All outside directors have received 40,000 options upon joining the Board, of which 20,000 vest immediately and the remaining 20,000 vests after one year. These options are valued at the market value of the effective date of board menbership.

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

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than (10%) percent beneficial owners were complied with during the year ended December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION.

         The following tables present information concerning the cash compensation and stock options provided to the Company's Chief Executive Officer and each additional executive officer whose total annualized compensation exceeded $100,000 for the year ended December 31, 2001.

SUMMARY COMPENSATION TABLE

         ANNUAL COMPENSATION


                                                                                           Long-term
                                                                                          Compensation
                                                                                             Awards
                                                                  Other Annual              Securities
Name and                     Fiscal                               Compensation          Underlying/Options      All Other
Principal Position           Year       Salary($)    Bonus($)     Compensation($)             SARs(#)          Compensation
------------------           ----       ---------    --------     ---------------       ------------------     ------------
Fred Sternberg               2001       224,905                      9,600
Chairman of the Board,       2000       150,000         0            9,600
President, CEO

Debra Finnel                 2001       227,884         0           18,000
Vice President and Chief     2000       132,000         0               --
Operating Officer

David S. Gartner, CPA        2001       119,423         0            6,000
Secretary and Chief          2000        96,557         0            6,000
Financial Officer


Options Granted in the Year Ended December 31, 2001 to Executives


                             Number of             % of Total
                            Securities              Options/
                            Underlying                SARs
                             Options/               Granted to         Exercise or
                              SARs                 Employees in         Base Price           Expiration
Name                         Granted               Fiscal Year          ($/Share)               Date
----                        ----------             ------------        -----------           ----------
Debra Finnel                 100,000               20.35                $1.00                  01/01/07
Debra Finnel                 100,000                                    $1.00                  01/01/08
Debra Finnel                 100,000                                    $1.00                  01/01/09


         Total number of options granted to non-executives for the year ended December 31, 2001 was 300,000 and for the year ended December 31, 2000 were 1,543,000.

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning unexercised stock options as of December 31, 2001. No stock appreciation rights were granted or are outstanding.


                                            Number of                                 Value of Unexercised
                                      Unexercised Options                                In-the-Money
                                       Held At 12/31/01                               Options At 12/31/01(1)
                                      -------------------                       ----------------------------------
                                        Shares Acquired
Name                   Exercisable(#)     On Exercise       Unexercisable(#)    Exercisable($)    Unexercisable($)
----                   --------------   ---------------     ----------------    -------------     ----------------
Fred Sternberg          1,160,000          1,160,000            525,000            762,900             343,500

Debbie Finnel             200,000            200,000            250,000            138,000             135,000

David Gartner              50,000             50,000                  0             57,000                   0

(1) The closing sale price of the Common Stock on December 29, 2001 as reported by OTCBB was $1.44 per share. Value is calculated by multiplying (a) the difference between $1.44 and the option exercisable price by (b) the number of shares of Common Stock underlying.

         EMPLOYMENT AGREEMENTS

         FRED STERNBERG

         In January 2000 the Company entered into an employment agreement, subsequently amended, with Fred Sternberg, the Company's President, Chief Executive Officer and a director. The term of the agreement is for five years from the effective date. The annual salary under the Agreement is $150,000. Effective April 1, 2001 the salary was increased to $250,000 per year. Mr. Sternberg agreed to waive the bonus provisions and is eligible to receive a discretionary bonus. Additionally, Mr. Sternberg was granted options to purchase 300,000 shares of Common Stock at $0.30 per share and options to purchase 360,000 shares of Common stock at $0.50 per share upon the signing of the Agreement. Additional longevity options were granted at the rate of 25,000 options per year of employment at a price of $1.00 per share. The Agreement also provides for an additional 700,000 options at $0.75 per share vesting on various dates over the life of the Contract.

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

         DEBRA FINNEL

         In January 2001 the Company entered into an employment agreement with Debra Finnel, Chief Operating Officer. The term of the agreement is three years and calls for an annual salary of $225,000, increasing to $250,000 on July 1, 2001. Ms. Finnel is also eligible to receive a discretionary bonus and has been granted options to purchase 300,000 shares of Common Stock at $1.00 per share with vesting over five years. The Agreement also calls for an automobile allowance of $1,500 per month and fringe benefits commensurate with Ms. Finnel's responsibilities as well as certain non-compete provisions.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the Company's Common Stock beneficially owned at December 31, 2001 (i) by each person who is known by the Company to own beneficially 5% or more of the Company's common stock; (ii) by each of the Company's directors; and (ii) by all executive officers and directors as a group.


                                                                     Amount of           Percentage
     Name of Beneficial Owner                                   Beneficial Ownership      of Class
     ------------------------                                   --------------------     ----------
     Martin Harrison, M.D.(1)                                         5,357,047             19.49%
     Fred Sternberg(2)                                                1,612,550              5.93
     Fundamental Management Corp.                                     1,400,000              5.09
     Michael Cahr(3)                                                    368,308              1.34
     Marvin Heiman                                                      179,739              0.65
     William  Bulger(4)                                                  20,635              0.08
     J. Robert Buchanan(5)                                               22,452              0.08
     Debra Finnel(6)                                                    150,000              0.55
     David Gartner                                                      150,000              0.55
     Directors and Executive Officers as a Group (8 persons)          7,860,731             28.61


-----------

(1) Includes (1) 411,332 shares held by Dr. Harrison, (2) 900,000 shares held by H30, Inc., a corporation which Dr. Harrison is a Director, and
         (3) 20,000 shares issuable upon exercise of options at a price of $0.91 until November 2, 2005. Does not include 70,000 shares issuable upon exercise of options at prices ranging from $6.938 to $7.938 per share with expirations from April 2003 to until April 18, 2003 or 20,000 shares issuable upon exercise of options at a price of $0.91 per share that are not yet vested.
(2) Includes (1) 3,700 shares held by Mr. Sternberg (2) 505,850 shares held by Sternco, Inc., a corporation which Mr. Sternberg is President, (3) 18,000 shares held by Mr. Sternberg's wife, and (4) 1,085,000 shares issuable upon the exercise of options at a prices ranging from $0.30 to $2.00 which expirations from May 2004 to December 2005. Does not include 800,000 shares issuable upon the exercise of options at prices ranging from $0.l75 to $1.00 that have not yet vested.
(3) Includes 347,799 shares held by Michael Cahr and 4,000 shares held by Michael Cahr as custodian for his son.
(4) Includes 635 shares held by William Bulger and 20,000 shares issuable upon the exercise of options at $1.10
(5) Includes 2,452 shares held by J. Robert Buchanan and 20,000 shares issuable upon the exercise of options at $1.42 that, expiring on October 30, 2006. Does not include 20,000 shares issuable upon the exercise of options at $1.42 that have not yet vested.
(6) Includes 50,000 shares held by Debra Finnel and 100,000 shares issuable upon the exercise of options at $0.50 per share, expiring on 10/08/05. Does not include 50,000 shares issuable upon the exercise of options at a price of $0.50 per share and 300,000 shares issuable upon the exercise of options at a price of $1.00 that have not yet vested.

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

         At December 31, 2001, amounts owed to the Company by officers totaled approximately $104,000. These amounts are expected to be repaid in 2002.

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

ITEM 13.EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements


                              METROPOLITAN HEALTH

                        NETWORKS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                       CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

C O N T E N T S


                                                                                    Page
-------------------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT                                                           29

CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheet                                                                 30

         Statements of Operations                                                      31

         Statements of Changes in Stockholders' Equity (Deficiency in Assets)          32

         Statements of Cash Flows                                                    33 - 34

         Notes to Financial Statements                                               35 - 53



INDEPENDENT AUDITORS' REPORT

--------------------------------------------------------------------------------


To the Board of Directors and Stockholders
Metropolitan Health Networks, Inc. and Subsidiaries
West Palm Beach, Florida


We have audited the accompanying consolidated balance sheet of Metropolitan Health Networks, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficiency in assets), and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Health Networks, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred substantial negative cash flows from operations since inception. In the absence of maintaining profitable operations and achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long term obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company can not continue in existence.

                                       KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida
March 15, 2002

              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2001


ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                                $    393,968
     Accounts receivable, net of allowances of $4,748,900                                       13,362,782
     Inventory                                                                                     697,489
     Other current assets (including $104,000 due from officers)                                   451,627
                                                                                              ------------
         Total current assets                                                                   14,905,866

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,626,517           1,336,168

GOODWILL, net of accumulated amortization of $890,097                                            2,977,874

OTHER ASSETS                                                                                       142,767
                                                                                              ------------
         TOTAL ASSETS                                                                         $ 19,362,675
                                                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                                                         $  4,076,628
     Advances from HMO                                                                           1,152,953
     Payroll taxes payable                                                                       2,631,179
     Accrued expenses                                                                            1,000,976
     Current maturities of capital lease obligations                                               106,002
     Current maturities of long-term debt                                                          828,788
                                                                                              ------------
         Total current liabilities                                                               9,796,526

CAPITAL LEASE OBLIGATIONS                                                                          197,103

LONG-TERM DEBT                                                                                     689,812
                                                                                              ------------
         TOTAL LIABILITIES                                                                      10,683,441
                                                                                              ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.001 per share; stated value $100 per share;
         10,000,000 shares authorized; 5,000 issued and outstanding                                500,000
     Common stock, par value $.001 per share; 80,000,000 shares authorized;
         27,479,087 issued and outstanding                                                          27,479
     Additional paid-in capital                                                                 26,044,905
     Accumulated deficit                                                                       (17,575,786)
     Common stock issued for services to be rendered                                              (317,364)
                                                                                              ------------
         Total stockholders' equity                                                              8,679,234
                                                                                              ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 19,362,675
                                                                                              ============



                             See accompanying notes.

              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                               Year Ended              Year Ended
                                                            December 31, 2001       December 31, 2000
                                                            -----------------       -----------------
REVENUES                                                      $ 131,530,583           $ 119,129,854

EXPENSES
     Direct medical costs                                       112,921,307             109,230,078
     Cost of sales                                                2,269,308                      --
     Payroll, payroll taxes and benefits                          7,445,882               4,072,887
     Depreciation and amortization                                  870,284                 666,330
     Bad debt expense                                               308,490                 643,734
     Rent and leases                                                961,776                 654,408
     Consulting expense                                           1,275,226                 323,304
     General and administrative                                   3,212,720               1,870,850
                                                              -------------           -------------
         Total expenses                                         129,264,993             117,461,591
                                                              -------------           -------------

INCOME BEFORE OTHER INCOME (EXPENSE)                              2,265,590               1,668,263
                                                              -------------           -------------
OTHER INCOME (EXPENSE)
     Gain on settlements of litigation                              177,000               3,448,288
     Write down of accounts receivable from
          closed medical practice (GMA)                            (775,000)                     --
     Gain on settlement of capital lease obligations                     --                 572,000
     Interest and penalty expense                                  (647,458)               (768,208)
     Other                                                           52,449                   8,226
                                                              -------------           -------------
         Total other income (expense)                            (1,193,009)              3,260,306
                                                              -------------           -------------

INCOME BEFORE INCOME TAXES                                        1,072,581               4,928,569

INCOME TAX EXPENSE                                                   63,827                      --
                                                              -------------           -------------
NET INCOME                                                    $   1,008,754           $   4,928,569
                                                              =============           =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             25,859,411              16,887,402
                                                              =============           =============
NET EARNINGS PER SHARE, basic                                 $        0.04           $        0.28
                                                              =============           =============
NET EARNINGS PER SHARE, diluted                               $        0.04           $        0.24
                                                              =============           =============




                            See accompanying notes.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DEFICIENCY IN ASSETS)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                        Common              Additional
                                Preferred Preferred     Stock     Common      Paid-in     Prepaid   Accumulated
                                  Shares    Stock       Shares    Stock       Capital     Expenses     Deficit       Total
                                 -------  ---------   ---------- ---------  ------------ ---------  ------------- ------------

BALANCES - DECEMBER 31, 1999       5,000  $500,000    12,111,888 $  12,112  $ 13,488,391 $      --  $(23,513,109) $ (9,512,606)
Shares issued in lieu of
 compensation                         --        --        55,019        55        48,196        --            --        48,251
Shares issued for consulting
 services                             --        --       461,103       461       214,461   (33,258)           --       181,664
Shares issued in connection
 with private placements              --        --       874,176       874     1,061,968        --            --     1,062,842
Shares issued for loans               --        --     2,773,001     2,773     2,385,961        --            --     2,388,734
Shares issued for
 directors' fees                      --        --        97,666        98        28,551        --            --        28,649
Shares issued for interest
 expense and late fees                --        --       890,951       891       134,193        --            --       135,084
Shares issued in connection
 with acquisition                     --        --        64,000        64        93,703        --            --        93,767
Shares issued in settlement           --        --     3,660,333     3,660     1,188,822        --            --     1,192,482
Exercise of options and warrants      --        --       729,096       729       160,362        --            --       161,091
Issuance of options for services      --        --            --        --       132,106        --            --       132,106
Net income                            --        --            --        --            --        --     4,928,569     4,928,569
                                   -----  --------    ---------- ---------  ------------ ---------  ------------  ------------
BALANCES - DECEMBER 31, 2000       5,000   500,000    21,717,233    21,717    18,936,714   (33,258)  (18,584,540)      840,633
Shares issued in connection
 with private placements, net         --        --     3,312,788     3,313     5,027,986        --            --     5,031,299
Shares issued upon conversion
 of convertible debt                  --        --       826,298       826       799,175        --            --       800,001
Shares issued for consulting
 services and compensation            --        --        25,000        25        15,863        --            --        15,888
Shares issued for prepaid
 consulting agreement, net            --        --       462,500       463       290,252  (162,679)           --       128,036
Exercise of options and warrants      --        --       685,516       686       452,202        --            --       452,888
Shares issued for directors' fees     --        --        63,376        63        81,436        --            --        81,499
Shares issued for interest
 expense and late fees                --        --       139,443       139        61,552        --            --        61,691
Shares issued in connection
 with line of credit                  --        --        57,767        58        73,919        --            --        73,977
Shares issued in settlement           --        --       189,166       189       102,579        --            --       102,768
Issuance of options for
 services, net                        --        --            --        --       203,227  (121,427)           --        81,800
Net income                            --        --            --        --            --        --     1,008,754     1,008,754
                                   -----  --------    ---------- ---------  ------------ ---------  ------------  ------------
BALANCES - DECEMBER 31, 2001       5,000  $500,000    27,479,087 $  27,479  $ 26,044,905 $(317,364) $(17,575,786) $  8,679,234
                                   =====  ========    ========== =========  ============ =========  ============  ============

                             See accompanying notes.

              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                             Year Ended         Year Ended
                                                                           December 31, 2001   December 31, 2000
                                                                           -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $ 1,008,754         $ 4,928,569
                                                                              -----------         -----------
     Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                            870,284             666,330
         Gain on settlements of litigation                                       (177,000)         (3,448,288)
         Provision for bad debts                                                  308,490             643,734
         Write-down of accounts receivable from closed practice                   775,000                  --
         Write-off of goodwill from closed practice                                54,161                  --
         Gain on settlement of capital lease obligations                               --            (572,000)
         Amortization of discount on note payable                                  36,206              36,206
         Stock options granted in lieu of compensation                             81,800                  --
         Stock options granted for professional services                               --             132,106
         Stock issued in lieu of compensation                                      97,362              76,900
         Stock issued for professional services                                   128,036             126,235
         Stock issued for interest and late fees                                   61,691             135,084
         Stock issued in connection with settlements                              102,768             179,868
         Changes in operating assets and liabilities:
             Accounts receivable                                               (7,030,839)         (4,704,246)
             Inventory                                                           (334,377)                 --
             Other current assets                                                (307,139)            168,641
             Other assets                                                         (79,111)           (249,323)
             Due to related parties                                              (105,800)             10,095
             Accounts payable and accrued expenses                              1,978,207            (897,254)
             Unearned revenue                                                    (906,944)            781,944
             Medical claims payable                                                    --             (98,907)
                                                                              -----------         -----------
                  Total adjustments                                            (4,447,205)         (7,012,875)
                                                                              -----------         -----------
                      Net cash used in operating activities                    (3,438,451)         (2,084,306)
                                                                              -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash consideration paid for companies acquired                               (23,900)           (758,486)
     Capital expenditures                                                        (349,692)           (265,858)
                                                                              -----------         -----------
                      Net cash used in investing activities                      (373,592)         (1,024,344)
                                                                              -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants                         452,888             161,091
     Net repayments under line of credit facilities                                    --            (709,568)
     Repayments of notes payable                                                 (434,113)         (1,686,805)
     Borrowings on notes payable                                                  733,587           3,554,867
     Net borrowings (repayments) of capital lease obligations                     (52,049)           (185,984)
     Net proceeds from issuance of common stock                                 5,105,905           1,062,842
     Advances from (repayments to) HMO                                         (1,644,931)            956,931
                                                                              -----------         -----------
                      Net cash provided by financing activities                 4,161,287           3,153,374
                                                                              -----------         -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         349,244              44,724


CASH AND CASH EQUIVALENTS - BEGINNING                                              44,724                  --
                                                                              -----------         -----------
CASH AND CASH EQUIVALENTS - ENDING                                            $   393,968         $    44,724
                                                                              ===========         ===========


                            See accompanying notes.

              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                        Year Ended          Year Ended
                                                                                     December 31, 2001   December 31, 2000
                                                                                     -----------------   -----------------
Supplemental Disclosures:
     Interest paid                                                                       $  471,130          $  599,000
                                                                                         ----------          ----------
     Income taxes paid                                                                   $   63,827          $       --
                                                                                         ----------          ----------
Supplemental Disclosure of Non-cash Investing and Financing Activities (Note 3)

     Common stock issued in connection with acquisitions                                 $       --          $   66,767
                                                                                         ----------          ----------
     Issuance of notes payable in connection with acquisitions                           $  150,000          $       --
                                                                                         ----------          ----------
     Fair value of assets received in connection with acquisitions                       $   78,608          $  134,550
                                                                                         ----------          ----------
     Fair value of liabilities assumed in connection with acquisitions                   $  507,462          $  198,769
                                                                                         ----------          ----------
     Capital lease obligations incurred on purchases of equipment                        $  277,074          $       --
                                                                                         ----------          ----------
     Purchase price in excess of net assets acquired                                     $  158,853          $  340,760
                                                                                         ----------          ----------
     Conversion of debt into common stock                                                $  800,001          $2,388,734
                                                                                         ----------          ----------
     Common stock issued as contingent consideration in connection with
         acquisition                                                                     $       --          $   27,000
                                                                                         ----------          ----------
     Common stock issued in connection with settlements                                  $       --          $1,012,614
                                                                                         ----------          ----------




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

                  ORGANIZATION AND BUSINESS ACTIVITY

                  The Company was incorporated in January 1996, under the laws of the State of Florida for the purpose of acquiring and operating health care related businesses. The Company operates principally in South and Central Florida. The Company and certain of the wholly owned general medical practices operate under agreements with a national health maintenance organization (HMO). Commencing in 1999, the Company entered into additional agreements with the HMO in locations where it did not have owned medical practices and in connection therewith, began contracting with physicians to provide medical care to certain patients through non-owned medical practices (see accounts receivable and revenue recognition).

                  In October 2000, the Company acquired a clinical laboratory, which operates in South Florida. In June 2001 the Company opened a pharmacy to service its patient base in Central Florida. Commencing in the third quarter of 2001, the Company expanded its pharmacy division into New York and Maryland.

                  SEGMENT REPORTING

                  The Company applies Financial Accounting Standards Boards ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that in 2000 it operated in one segment and in 2001 it operated in three operating segments for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

                  CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. From time to time, the Company maintains cash balances with financial institutions in excess of federally insured limits.

                  INVENTORY

                  Inventories consist principally of prescription drugs that are stated at the lower of cost or market determined by the first-in, first-out method.

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

                  DEPRECIATION AND AMORTIZATION

                  Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements and property under capital leases is computed on a straight-line basis over the shorter of the estimated useful lives of the assets or the term of the lease. The range of useful lives is as follows:


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

                  In the health care environment, it is almost always at least reasonably possible that estimates could change in the near term as a result of one or more future confirming events. With regard to revenues, expenses and receivables arising from agreements with the HMO, the Company estimates amounts it believes will ultimately be realizable through the use of judgments and assumptions about future decisions. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Revenues from the HMO accounted for approximately 96% of the Company's total revenues for 2001 and 2000. Programs with the HMO are sometimes complex and at times subject to different interpretation by the Company and the HMO. The 2001 gross profit under agreements with the HMO was increased by approximately $1.9 million due to the favorable settlement during 2001 with the HMO relating to certain costs estimated as of December 31, 2000.

                  Direct medical expenses are based in part upon estimates of claims incurred but not reported (IBNR) and estimates of retroactive adjustments to be applied by the HMO. The IBNR estimates are made by the HMO utilizing actuarial methods and are continually evaluated by management of the Company based upon its specific claims experience. The estimates of retroactive adjustments to be applied by the HMO are based upon current agreements with the HMO to modify certain amounts previously charged to the Company. Management believes its estimates of IBNR claims and estimates of retroactive adjustments are reasonable, however, it is reasonably possible the Company's estimate of these costs could change in the near term, and those changes may be material.

                  From time to time, the Company is charged for certain medical expenses for which, under its contract with the HMO, the Company believes it is not liable. In connection therewith, the Company is contesting certain costs aggregating approximately $11 million. Management's estimate of recovery on these contestations is determined based upon its judgment and its consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors. Accordingly, net amount due from the HMO has been increased by approximately $2 million, which represents an estimated recovery of 20% of 2000 and 2001 contestations outstanding at December 31, 2001. It is reasonably possible the Company's estimate of these recoveries could change in the near term, and those changes may be material.

                  Non-HMO accounts receivable, aggregating approximately $7,568,000 at December 31, 2001 relate principally to medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible (approximately $4,748,000). Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors, however it is reasonable possible the company's estimate of uncollectible amounts could change in the near term, and those changes may be material.

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

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  LINE OF CREDIT FACILITIES, CAPITAL LEASE OBLIGATIONS, LONG-TERM DEBT - The fair value of line of credit facilities, capital lease obligations and long-term debt are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2001, the fair values approximate the carrying values.

                  NET INCOME PER SHARE

                  The following table sets forth the computations of basic earnings per share and diluted earnings per share:

                                                                           Year Ended           Year Ended
                                                                        December 31, 2001    December 31, 2000
                                                                        -----------------    -----------------
                  Net income                                               $ 1,008,754          $ 4,928,569
                  Less: preferred stock dividends                               50,000              166,667
                                                                           -----------          -----------
                  Income available to common shareholders                      958,754            4,761,902

                  Denominator:
                  Weighted average common shares outstanding                25,859,411           16,887,402
                                                                           -----------          -----------

                  Basic earnings per common share                          $      0.04          $      0.28
                                                                           ===========          ===========

                  Net income                                               $ 1,008,754          $ 4,928,569
                  Interest on convertible securities                            43,870                8,743
                                                                           -----------          -----------
                                                                             1,052,624            4,937,312
                                                                           -----------          -----------

                  Denominator:
                  Weighted average common shares outstanding                25,859,411           16,887,402

                  Common shares equivalents of outstanding stock:

                    Stock options                                            2,094,366            2,576,405
                    Warrants                                                   157,035              187,979
                    Convertible preferred stock                                743,508              820,210
                    Convertible debt                                           286,413              462,500
                                                                           -----------          -----------
                                                                            29,140,733           20,934,496
                                                                           -----------          -----------
                  Diluted earnings per common share                        $      0.04          $      0.24
                                                                           ===========          ===========

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                  GOODWILL

                  In connection with its acquisitions of physician and ancillary practices, the Company has recorded goodwill of $3,867,971 and $3,783,692 as of December 31, 2001 and 2000, respectively, which is the excess of the purchase price over the fair value of the net assets acquired. The goodwill is attributable to the general reputation of these businesses in the communities they serve, the collective experience of the management and other employees, relationships between the physicians and their patients, and other similar intangible assets. The Company evaluates the underlying facts and circumstances related to each acquisition in establishing amortization periods for the related goodwill. The goodwill related to current and prior year's acquisitions is being amortized on a straight-line basis over 10 years.

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                  INCOME TAXES

                  The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, which requires a liability approach to calculating deferred income taxes. Under this method, the Company records deferred taxes based on temporary differences between the tax bases of the Company's assets and liabilities and their financial reporting bases. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

                  NEW ACCOUNTING PRONOUNCEMENTS

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is currently assessing the impact of SFAS Nos. 141 and 142 which is not expected to have a material impact on the Company's financial statements, however, future amortization of goodwill that relate to future acquisitions will be affected by these statements.

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 143 and No. 144 which are not expected to have a material impact on the Company's financial statements.

                  RECLASSIFICATIONS

                  Certain amounts in the 2000 financial statements have been reclassified to conform with 2001 presentation.

NOTE 2.           GOING CONCERN

                  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. However, the Company has incurred substantial negative cash flows from operations in 2001 partly as a result of the Company's diversification of its revenue base, including the pharmacy and clinical laboratory operations. Although the Company believes it will become cash flow positive from operations in 2002, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations, and may be forced to discontinue a business segment or overall operations.

                  To address these concerns, the Company continues to pursue the sale of its common stock through private placement offerings. In the first quarter of 2002, the Company issued 500,000 shares of common stock in connection with private placement offerings, resulting in net proceeds of $500,000. Additionally, the Company borrowed $1,700,000 on short-term notes payable and $625,000 in long-term notes payable, with varying interest rates and maturities. The proceeds from these transactions were used for working capital.

                  In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial obligations. Management believes that actions presently being taken, as described in the preceding paragraph, provide the opportunity for the Company to continue as a going concern, however, there is no assurance this will occur.

NOTE 3.           ACQUISITIONS AND DISPOSALS

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

                  Effective October 1, 2000, the Company acquired Alpha for approximately $1,035,000. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their fair market values. In connection with this acquisition, approximately $1,099,000 was allocated to goodwill as follows:

                  50,000 shares of the Company's common stock                $    66,767
                  Forgiveness of promissory note and other advances              968,000
                  Total consideration                                          1,034,767
                  Fair value of assets acquired                                 (134,775)
                  Fair value of liabilities assumed                              198,769
                                                                             -----------
                                                                             $ 1,098,761
                                                                             ===========


                  The results of the operations beginning October 1, 2000 are included in the Company's consolidated statements of operations.

                  Unaudited pro forma results of operations, assuming the business combination had occurred at the beginning of 2000, after giving effect to certain adjustments resulting from the acquisition, were as follows:

                                                                For the
                                                               Year Ended
                                                            December 31, 2000
                                                            -----------------
                  Revenue                                     $119,372,854
                  Net income                                  $  4,640,569
                  Net income per share                        $       0.26

                  The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combination had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

NOTE 3.           ACQUISITIONS AND DISPOSALS (CONTINUED)

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

                  In August 2000, the Company and Primedica reached a final settlement agreement providing for full settlement of all Primedica judgments upon a payment of $350,000. In connection therewith, the Company recorded "other income" of approximately $3,400,000 for the year ended December 31, 2000.

NOTE 4.           PROPERTY AND EQUIPMENT

                  Property and equipment consisted of the following:

                                                                       December 31, 2001
                                                                       -----------------
                  Equipment under capital lease                           $   713,909
                  Machinery and medical equipment                             315,630
                  Furniture and fixtures                                      352,168
                  Leasehold improvements                                      520,928
                  Computer and office equipment                               998,670
                  Automobile equipment                                         61,380
                                                                          -----------
                                                                            2,962,685
                  Less accumulated depreciation and amortization           (1,626,517)
                                                                          -----------
                                                                          $ 1,336,168
                                                                          ===========


NOTE 4.           PROPERTY AND EQUIPMENT (CONTINUED)

                  Accumulated amortization of computer equipment and office equipment under capital leases was $430,794 at December 31, 2001.

                  Depreciation and amortization expense totaled approximately $512,000 and $287,000 for the years ended December 31, 2001 and 2000.

NOTE 5.           EQUITY LINE OF CREDIT FACILITY

                  On March 30, 2001 the Company entered into an equity line of credit agreement with a British Virgin Islands corporation (Purchaser), in order to establish a possible source of funding for the Company's planned operations. The equity line of credit agreement establishes what is sometimes also referred to as an equity drawdown facility (Equity Facility).

                  Under the Equity Facility, the Purchaser agreed to provide the Company with up to $12,000,000 of funding during the twenty-four (24) month period following the date of an effective registration statement. During this twenty-four (24) month period, the Company may request a drawdown under the Equity Facility by selling shares of its common stock to the Purchaser, and the Purchaser would be obligated to purchase the shares. The Company may request a drawdown once every 27 trading days, although the Company was under no obligation to request any drawdowns under the Equity Facility.

                  As consideration for extending the equity line of credit, the Company granted Purchaser warrants to purchase up to the number of shares equaling $720,000 based upon the average closing price of the Company's common stock for the 15 trading days prior to the closing of this agreement (Base Price). The warrant entitles the Purchaser to purchase such shares for 120% of the Base Price at any time prior to March 30, 2004. As partial consideration for placement agent's services in connection with this offering, the Company granted the placement agent warrants to purchase up to the number of shares equaling $840,000 based upon the Base Price, for 120% of the Base Price, any time prior to March 30, 2004.

                  During 2001, the Company received approximately $74,000 under the Equity Facility and on March 5, 2002, the Company terminated the Equity Facility.

NOTE 6.           UNEARNED REVENUE

                  On August 22, 2000, the Company entered into a Pharmacy Services Agreement (Pharmacy Agreement) with a medical management and software company (Pharmacy Consultant), to provide consulting, technology, and software services for the Company's start-up pharmacy operation, for an initial term of three years. In connection with this agreement, the Pharmacy Consultant paid the Company $500,000, subject to return if the Company elects to cancel the Pharmacy Agreement under certain provisions. On October 6, 2000, the Company received an additional $500,000 in funding from the Pharmacy Consultant in connection with a 10-year exclusive preferred provider agreement. This amount was required to be repaid, together with interest at prime plus 2%, should the Company default or elect to cancel the Agreement. Of these amounts, approximately $132,000 and $94,000 were recognized as revenue during the years ended December 31, 2001 and 2000, respectively.

                  On June 1, 2001, the Company terminated these agreements. Under the terms of the termination, the Company purchased assets totaling $99,000 and assumed certain liabilities totaling $78,000 of a Daytona pharmacy servicing the Company's patients. In addition, the Company agreed to retain the Pharmacy Consultant for a period of one year for a prepaid amount of $300,000. Of this amount, $125,000 is included in prepaid expenses at December 31, 2001. Total consideration paid for the net assets and the unamortized balances on the agreements was $1,028,000, on which the Company recognized a gain in the amount of $68,000.

NOTE 7.           CAPITAL LEASE OBLIGATIONS

                  The Company is obligated under capital leases relating to certain of its property and equipment. Future minimum lease payments for capital lease obligations as of December 31 were as follows:

                  2002                                            $ 155,792
                  2003                                              142,521
                  2004                                               88,849
                                                                  ---------
                                                                    387,162
                  Less amount representing interest                 (84,057)
                                                                  ---------
                                                                    303,105
                  Less current maturities                          (106,002)
                                                                  ---------

                                                                  $ 197,103
                                                                  =========

NOTE 8.           LONG-TERM DEBT

                  Long-term debt consisted of the following:

                  Note payable to HMO; interest at 5%, increased to 14% if note defaults; payable in 60 monthly installments of $7,489
                    commencing May 1, 1999; collateralized by accounts
                    receivable and property and equipment.                                $ 208,583

                  Notes payable with interest prepaid in the form of one share of the Company's common stock for each dollar loaned, plus additional interest upon default; principal payable in 6
                    equal installments. The holders of these notes have the
                    right to convert the outstanding obligation to common stock
                    at $1 per share at any time.                                            202,991

                  Note payable with interest at prime plus 5% (9.75% at December
                    31, 2001), payable in installments of $25,000 per week
                    beginning March 1, 2002 for six weeks, then five monthly
                    payments of $50,000 and one monthly payment of $100,000;
                    collateralized by accounts receivable and property and
                    equipment. Should the Company not comply with the terms of the arrangement, additional amounts of approximately $180,000 will become due and owning, and the interest rate will be
                    increased by 5%                                                         500,187

                  Promissory notes; unsecured, with interest at 10%, increased to 15% upon default, due and payable at various dates from
                    April to June 2003. The holders have the right to convert
                    the entire amount outstanding into shares of common stock at
                    varying prices from $0.74 to $1.00 per share, at any time.              504,191

                  Promissory note to shareholder of the Company, interest at 8%
                    due and payable on March 30, 2004, or as otherwise agreed to by the parties. The payee at his discretion may convert
                    amount outstanding on the note into shares of the common stock of the Company at $2.50 per share. The note has 16,667 attached warrants at prices ranging from $2.50 to $4.00, also
                    expiring March 30, 2004.                                                67,000

                  Promissory note, interest at 10%, due on demand;
                    collateralized by certain assets of the Company.                        35,648
                                                                                        ----------
                                                                                         1,518,600
                  Less current maturities                                                  828,788
                                                                                        ----------
                  Long-term debt                                                        $  689,812
                                                                                        ==========

                  Aggregate maturities of long-term debt for years subsequent to December 31, 2001, are as follows:

                  2002                                                                  $  828,788
                  2003                                                                     622,812
                  2004                                                                      67,000
                                                                                        ----------
                                                                                        $1,518,600
                                                                                        ==========

NOTE 9.           RELATED PARTY TRANSACTIONS

                  DUE TO RELATED PARTIES

                  For the year ended December 31, 2000, approximately $238,000 of Company expenses were paid by the former owner of GMA, who is presently a shareholder and director of the Company. During 2001 these amounts were repaid. At December 31, 2001, amounts owed to the Company by officers totaled approximately $104,000.

NOTE 10.          INCOME TAXES

                  The components of income taxes were as follows:


                                                                    2001                  2000
                                                                ------------          -----------
                  Provision (Benefit) For Income Taxes
                    Current
                       Federal                                  $        --           $        --
                       State                                             --                    --

                    Deferred
                       Federal                                      831,000             1,616,000
                       State                                        143,000               278,000
                                                                ------------          -----------
                  Change in Valuation Allowance                    (974,000)           (1,894,000)
                                                                ------------          -----------
                  Income Tax Expense                            $    63,827           $        --
                                                                ===========           ===========

                  The effective tax rate for the year ended December 31, 2001, differed from the federal statutory rate due principally to a decrease in the deferred tax asset valuation allowance offset partially by alternative minimum taxes.

                  The effective tax rate for the year ended December 31, 2000, differed from the federal statutory rate due to state income tax benefits of approximately $278,000, a decrease in the valuation allowance of approximately $1,894,000 and permanent and other differences of approximately $193,000.

                  The Company has net operating loss carryforwards of approximately $12,026,000, expiring in various years through 2019.

NOTE 10.          INCOME TAXES (CONTINUED)

                  At December 31, 2001, approximate deferred tax assets and liabilities were as follows:

                  DEFERRED TAX ASSETS:

                  Allowances for doubtful accounts          $ 1,787,000
                  Net operating loss carryforward             4,525,000
                                                            -----------
                  Total deferred tax assets                   6,312,000
                                                            -----------

                  DEFERRED TAX LIABILITIES:

                  Cash basis subsidiaries                       247,000
                  Amortization                                   15,000
                  Depreciation                                   30,000
                                                            -----------
                  Total deferred tax liabilities                292,000
                                                            -----------

                  Net deferred tax asset                      6,020,000
                  Less valuation allowance                   (6,020,000)
                                                            -----------
                                                            $        --
                                                            -----------

NOTE 11.          STOCKHOLDERS' EQUITY

                  As of December 31, 2001, the Company has designated 30,000 preferred shares as Series A preferred stock, par value $.001, of which 5,000 were issued and outstanding. Each share of Series A preferred stock has a stated value of $100 and pays dividends equal to 10% of the stated value per annum. At December 31, 2001, the aggregate and per share amounts of cumulative dividend arrearages were approximately $216,667 and $43.40. Each share of Series A preferred stock is convertible into shares of common stock at the option of the holder at the lesser of 85% of the average closing bid price of the common stock for the ten trading days immediately preceding the conversion or $6.00. The Company has the right to deny conversion of the Series A preferred stock, at which time the holder shall be entitled to receive and the Company shall pay additional cumulative dividends at 5% per annum, together with the initial dividend rate to equal 15% per annum. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series A preferred stock shall be entitled to receive a liquidating distribution before any distribution may be made to holders of common stock of the Company.

                  The Company has also designated 7,000 shares of preferred stock as Series B preferred stock, with a stated value of $1,000 per share. At December 31, 2001, there were no shares of series B preferred stock issued and outstanding.

                  At December 31, 2001, the Company had 1,844,150 warrants outstanding.

NOTE 12.          STOCK OPTIONS

                  The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Accordingly, compensation expense has been recorded to the extent that the market value of the underlying stock exceeded the exercise price at the date of grant. For the years ended December 31, 2001 and 2000 compensation costs and professional services related to stock options amounted to approximately $81,800 and $132,106, respectively.

                  Stock option activity for the two years ended December 31, 2001 were as follows:


                                                                                Number of          Weighted Average
                                                                                 Options            Exercise Price
                                                                                ---------          ----------------
                  Balance, December 31, 1999                                     2,643,692            $      3.70
                  Granted during the year                                        3,868,000            $      1.21
                  Exercised and returned during the year                          (357,028)           $      0.53
                  Forfeited during the year                                     (1,103,217)           $      1.42
                                                                                ----------
                  Balance, December 31, 2000                                     5,051,447            $      1.88
                  Granted during the year                                        1,474,000            $      1.48
                  Exercised and returned during the year                          (514,000)           $      0.59
                  Forfeited during the year                                       (275,197)           $      4.26
                                                                                ----------
                  Balance, December 31, 2001                                     5,736,250            $      1.81
                                                                                ==========
                  Exercisable, December 31, 2000                                 3,317,975            $      2.06
                                                                                ==========
                  Exercisable, December 31, 2001                                 3,939,974            $      1.85
                                                                                ==========


                  The following table summarizes information about stock options outstanding at December 31, 2001:


                                                    Options Outstanding                      Options Exercisable
                                              --------------------------------         -------------------------------
                                                              Weighted Average                        Weighted Average
                                                                 Remaining                                Remaining
                                              Number of       Contractual Life         Number of      Contractual Life
                  Exercise Price               Options            (Years)               Options            (Years)
                  ---------------             ---------       ----------------         ---------      ----------------
                  $0.100 - $1.000             3,445,725            3.90                2,384,449           3.54
                  $1.140 - $2.000               797,450            3.61                  607,450           3.41
                  $2.020 - $3.000               930,700            2.68                  535,700           1.76
                  $3.125 - $5.000               144,100            3.89                  144,100           3.89
                  $5.500 - $8.000               247,000            3.97                   97,000           1.83
                  $8.400 - $18.000              171,275            0.56                  171,275           0.56
                                              ---------                                ---------
                                              5,736,250                                3,939,974
                                              ---------                                ---------


NOTE 12.          STOCK OPTIONS (CONTINUED)

                  The weighted average fair value per option as of grant date was $0.58 for stock options granted during the year ended December 31, 2001. The determination of the fair value of all stock options granted during the year ended December 31, 2001 was based on (i) risk-free interest rate of 3.51%, (ii) expected option lives ranging from 1 to 4 years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company's common stock of 100%, and (iv) no expected dividends on the underlying stock.

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

                                                              2001                 2000
                                                           ----------          ------------
                  Net income                               $  239,210          $  4,219,555

                  Net income per share, basic              $     0.01          $       0.24

                  Net income per share, diluted            $     0.01          $       0.20


NOTE 13.          COMMITMENTS AND CONTINGENCIES

                  LEASES

                  The Company leases office and medical facilities under various non-cancelable operating leases. Approximate future minimum payments under these leases for the years ended December 31, are as follows:

                  2002                                          $  902,000
                  2003                                             624,000
                  2004                                             489,000
                  2005                                             449,000
                  2006                                             249,000
                  Thereafter                                       141,000
                                                                ----------
                  Total                                         $2,854,000
                                                                ==========

NOTE 13.          COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  EMPLOYMENT CONTRACTS

                  The Company has employment contracts with certain executives, physicians and other clinical and administrative employees. Future annual minimum payments under these employment agreements for the years ended December 31, are as follows:

                  2002                                          $2,556,000
                  2003                                           1,023,000
                  2004                                             908,000
                  2005                                             616,000
                                                                ----------
                                                                $5,103,000
                                                                ==========

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

                  PAYROLL TAXES PAYABLE

                  In 2000, the Company negotiated an installment plan with the Internal Revenue Service (IRS) related to unpaid payroll tax liabilities including interest and penalties totaling approximately $2,125,000 at December 31, 2001, whereby the Company will make monthly installments ranging from $50,000 to $100,000 a month until the amount is retired. This amount plus approximately $506,000 related to fourth quarter payroll taxes are included as payroll taxes payable at December 31, 2001.

NOTE 14.          CONCENTRATIONS

                  REVENUE CONCENTRATION AND ECONOMIC DEPENDENCY

                  For each of the years ended December 31, 2001 and 2000, the HMO accounted for approximately 96% of revenue and at December 31, 2001 the HMO represented approximately 78% of the total accounts receivable balance. The loss of the contracts with the HMO could significantly impact the operating results of the Company.

NOTE 15.          SEGMENTS


                  The Company has considered its operations and has determined that it operates in three operating segments for purposes of presenting financial information and evaluating performance, PSN (managed care and direct medical services), pharmacy and clinical laboratory. The PSN segment also includes all costs incurred in the development of the Company's HMO.

                  Year Ended
                  December 31, 2001              PSN             Pharmacy          Laboratory          Total
                  -----------------          ------------      ------------       ------------      ------------
                  Revenues from
                     external customers      $128,187,000      $  2,781,000       $    563,000      $131,531,000

                  Interest revenue                 11,000                --                 --            11,000

                  Interest expense and
                     penalties                    647,000                --                 --           647,000

                  Depreciation and
                     amortization                 918,000            15,000             10,000           943,000

                  Segment gain (loss)           3,609,000        (1,604,000)          (996,000)        1,009,000

                  Allocated corporate
                     overhead  included
                     in gain (loss)             3,911,000           860,000            437,000         5,208,000

                  Segment assets               15,139,000         2,435,000          1,544,000        19,118,000

                  Expenditures for
                     segment assets               359,000           271,000             78,000           708,000


NOTE 16.          SUBSEQUENT EVENTS

                  Subsequent to year-end, the Company issued 500,000 shares of common stock in connection with private placements, resulting in proceeds of $500,000 that were used for working capital. Additionally, the Company borrowed $1,700,000 on short-term notes payable and $625,000 on long-term notes payable, with interest rates ranging from 5% to 24% and beneficial conversion features. Certain notes also provide for issuance of 65,000 warrants in the aggregate and are collateralized by all the Company's assets. The proceeds from these transactions were used for working capital.

                  In March 2002, two investors, on behalf of the Company, provided funding for certificates of deposit aggregating $1,000,000 that are used as collateral for a letter of credit in favor of the HMO. The letter of credit was required by the Company's contract with the HMO and enabled the Company to favorably renegotiate certain terms of the contract. The Company has agreed to purchase the underlying certificates of deposit from the investors over ten months at amounts that would result in an effective interest rate of 24% per annum.

NOTE 17.          SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

                  During the fourth quarter the Company made one adjustment deemed to be material to the results of the quarter. The Company charged-off $775,000 of accounts receivables relating to a medical practice that was closed during the year.

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

Exhibit
Number   Description
------   -----------

3.1      Articles of Incorporation. (1)

3.2      Articles of Amendment to the Articles of Incorporation. (1)

3.3      By-laws. (1)

3.4 Article of Amendment to the Articles of Incorporation designating the Series A Preferred Stock. (2)

4.1      Specimen Common Stock Certificate. (1)

10.1     Stock Option Plan. (1)

10.22 Physician Practice Management Participation Agreement between Metcare of Florida, Inc. and Humana, Inc. (2) certain portions of this exhibit have been redacted pursuant to a Confidentiality Request submit to the Securities and Exchange Commission. (3)

10.24 Employment Agreement between Metropolitan Health Networks and Fred Sternberg, dated January 1, 2000. (3)

10.25 Employment Agreement between Metropolitan Health Networks and Debra Finnel, dated January 7,2000. (3)

21       Subsidiaries of the Company.



------------------

(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (No. 333-5884-A)
(2) Incorporated by reference to the Company's Current Report on Form 8-K dated August 6, 1997
(3) Incorporated by reference to the Exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (No. 333-61566).

SIGNATURES

         Pursuant to the requirements of the Securities Act, as amended, the registrant has duly caused this Form 10KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized in the Boca Raton, State of Florida on the 12th of April, 2002.

                                       METROPOLITAN HEALTH NETWORKS, INC.

                                       By: /s/ Fred Sternberg
                                           -------------------------------------
                                           Fred Sternberg, President, Chief
                                           Executive Officer and Chairman

         Pursuant to the requirements of the Securities Act, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.


Signature                                   Title                                         Date
---------                                   -----                                         ----


/s/ Fred Sternberg                    President, Chief Executive                    April 12, 2002
--------------------------------      Officer and Chairman of the Board
Fred Sternberg



/s/ David S. Gartner                  Chief Financial Officer and Secretary         April 12, 2002
--------------------------------
David S. Gartner



/s/ Michael Cahr                      Director                                      April 12, 2002
--------------------------------
Michael Cahr



/s/ Marvin Heiman                     Director                                      April 12, 2002
--------------------------------
Marvin Heiman



/s/ J. Robert Buchanan                Director                                      April 12, 2002
--------------------------------
J. Robert Buchanan



/s/ William M. Bulger                 Director                                      April 12, 2002
--------------------------------
William M. Bulger



/s/ Martin Harrison                   Director                                      April 12, 2002
--------------------------------
Martin Harrison
