Form 10-Q
period 2002-03-31
METROPOLITAN HEALTH NETWORKS INC
filed 2002-05-15
CIK 1009379

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

                                 Yes [X] No [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                         Outstanding as of April 30,2002
        -----                         -------------------------------

       Common Stock par value $.001            30,057,156

Metropolitan Health Networks, Inc.

Index

Part I.    FINANCIAL INFORMATION                                          Page

Item 1.      Condensed Consolidated Financial Statements (Unaudited):
                  Condensed Consolidated Balance Sheets
                  as of March 31, 2002 and December 31, 2001                2

                  Condensed Consolidated Statements of
                  Operations for the Three Months
                  Ended March 31, 2002 and 2001                             3

                  Condensed Consolidated Statements of
                  Cash Flows for the Three Months Ended
                  March 31, 2002 and 2001                                   4

                  Notes to Condensed Consolidated
                  Financial Statements                                    5-8

Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                 9-11

PART II.    OTHER INFORMATION

                  Summary of Legal Proceedings                             11

                  Changes in Securities and Use of Proceeds                11

                  Default Upon Senior Securities                           11

                  Submission of Matters to a Vote of Security
                  Holders                                                  11

                  Other Information                                     11-12

                  Forward Looking Statements and
                  Associated Risks                                         12

SIGNATURES                                                                 13

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
================================================================================

                                                                                       MARCH 31, 2002          December 31, 2001
ASSETS                                                                                   (UNAUDITED)               (Audited)
-----------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
     Cash and equivalents                                                                   $  363,733          $  393,968
     Accounts receivable, net of allowances                                                 16,709,790          13,362,782
     Inventory                                                                                 746,984             697,489
     CDs receivable-restricted                                                               1,000,000                  --
     Other current assets                                                                      501,836             451,627
-----------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                               19,322,343          14,905,866

PROPERTY AND EQUIPMENT, net                                                                  1,382,246           1,336,168

GOODWILL, net                                                                                2,977,874           2,977,874

OTHER ASSETS                                                                                   324,665             142,767
-----------------------------------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                                          $24,007,128         $19,362,675
===================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
===================================================================================================================================

CURRENT LIABILITIES
     Accounts payable                                                                       $3,674,828          $4,076,628
     Advances from HMO                                                                       1,017,953           1,152,953
     Payroll taxes payable                                                                   2,928,892           2,631,179
     Accrued expenses                                                                          753,184           1,000,976
     Notes payable                                                                           2,700,000                  --
     Current maturities of capital lease obligations                                           122,851             106,002
     Current maturities of long-term debt                                                    1,129,032             828,788
-----------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                          12,326,740           9,796,526
-----------------------------------------------------------------------------------------------------------------------------------

CAPITAL LEASE OBLIGATIONS                                                                      196,151             197,103
-----------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                                 161,312             689,812
-----------------------------------------------------------------------------------------------------------------------------------

CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.001 per share; stated value $100 per share;
         10,000,000 shares authorized; 5,000 issued and outstanding                            500,000             500,000
     Common stock, par value $.001 per share; 80,000,000 shares authorized;
         29,528,087 and 27,479,087 issued and outstanding                                       29,528              27,479
     Additional paid-in capital                                                             27,866,234          26,044,905
     Accumulated deficit                                                                   (16,776,208)        (17,575,786)
     Common stock issued for services to be rendered                                          (296,629)           (317,364)
-----------------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                         11,322,925           8,679,234
-----------------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $24,007,128         $19,362,675
===================================================================================================================================

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                                  Three Months Ended
                                                                                   ------------------------------------------------
                                                                                        MARCH 31, 2002           March 31, 2001
                                                                                         (UNAUDITED)              (Unaudited)
===================================================================================================================================

REVENUES                                                                                    $ 38,014,716           $ 29,489,921
-----------------------------------------------------------------------------------------------------------------------------------

EXPENSES
   Direct medical costs                                                                       29,099,903             25,589,600
   Cost of sales                                                                               2,249,197                     --
   Payroll, payroll taxes and benefits                                                         3,197,541              1,369,692
   Depreciation and amortization                                                                 198,591                206,066
   Consulting expense                                                                            611,333                139,016
   General and administrative                                                                  1,724,455                815,704
-----------------------------------------------------------------------------------------------------------------------------------
     Total expenses                                                                           37,081,020             28,120,078
-----------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE OTHER INCOME (EXPENSE)                                                             933,696              1,369,843
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest and penalty expense                                                                 (158,744)              (179,711)
   Other income                                                                                   24,626                    600
-----------------------------------------------------------------------------------------------------------------------------------
     Total other income (expense)                                                               (134,118)              (179,111)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                       799,578              1,190,732
===================================================================================================================================

Weighted Average Number of Common Shares
   Outstanding                                                                                28,656,864             22,461,465
-----------------------------------------------------------------------------------------------------------------------------------

Net earnings per share - basic                                                              $       0.03           $       0.05
===================================================================================================================================

Net earnings per share - diluted                                                            $       0.03           $       0.05
===================================================================================================================================


                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
===============================================================================

                                                                                     MARCH 31, 2002           March 31, 2001
                                                                                      (UNAUDITED)              (Unaudited)
===================================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                              $  799,578          $1,190,732
-----------------------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                            198,591             206,066
      Provision for bad debt                                                                        --             100,000
      Amortization of discount on note payable                                                      --              22,457
      Stock issued as compensation                                                             106,119                  --
      Stock issued in lieu of cash for services                                                     --              77,638
      Options and warrants issued for professional services                                     45,366                  --
      Changes in assets and liabilities:
        Accounts receivable, net                                                            (3,347,008)         (1,930,759)
        Inventory                                                                              (49,495)
        Other current assets                                                                   (50,209)              9,161
        Other assets                                                                          (217,247)            (11,361)
        Accounts payable and accrued expenses                                                  (87,581)           (190,265)
        Payroll taxes payable                                                                  297,713                  --
        Due to related parties                                                                      --              (5,293)
        Unearned revenue                                                                            --             (79,167)
-----------------------------------------------------------------------------------------------------------------------------------
          Total adjustments                                                                 (3,103,751)         (1,801,523)
-----------------------------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                                           (2,304,173)           (610,791)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                      (122,695)            (60,615)
-----------------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing acivities                                              (122,695)            (60,615)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments on line of credit                                                                --             (39,918)
    Borrowings on notes payable                                                              2,325,357             198,391
    Repayments on notes payable                                                               (174,065)
    Repayments on capital leases                                                               (32,528)            (23,670)
    Proceeds from issuance of stock                                                            535,705             883,000
    Proceeds from exercise of options                                                               67               1,000
    Cash paid for stock price guarantee                                                       (122,893)
    Repayments on advances from HMO                                                           (135,010)            (97,000)
-----------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                                        2,396,633             921,803
-----------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                (30,235)            250,397

CASH AND EQUIVALENTS - BEGINNING                                                               393,968              44,724
===================================================================================================================================

CASH AND EQUIVALENTS - ENDING                                                               $  363,733          $  295,121
===================================================================================================================================


                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

===============================================================================
NOTE 1.   BASIS OF PRESENTATION
-------------------------------------------------------------------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The audited financial statements at December 31, 2001, which are included in the Company's Form 10-KSB, should be read in conjunction with these condensed financial statements.

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

         The effective tax rate for the quarter ended March 31, 2002 differed from the federal statutory rate due principally to a decrease in the deferred tax asset valuation allowance.



===============================================================================
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

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

         Revenues from the HMO accounted for approximately 90% and 99% of the Company's total revenues for the quarters ended March 31, 2002 and 2001. Programs with the HMO are sometimes complex and at times subject to different interpretation by the Company and the HMO. Certain cost estimates during the quarter may be settled for amounts different than previously estimated.

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

         From time to time, the Company is charged for certain medical expenses for which, under its contract with the HMO, the Company believes it is not liable. In connection therewith, the Company is contesting certain costs aggregating approximately $11 million, Management's estimate of recovery on these contestations is determined based upon its judgment and its consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors. Accordingly, net amount due from the HMO has been increased by approximately $2 million, which represents an estimated recovery of 20% of 2000, 2001 and 2002 contestations outstanding at March 31, 2002. It is reasonably possible the Company's estimate of these recoveries could change in the near term, and those changes may be material.

         Included in accounts receivable are Company estimates, and agreed upon adjustments to medical costs aggregating approximately $11.6 million. These amounts are offset by an allowance for potential non-realization of approximately $2.1 million. Non-HMO accounts receivable, aggregating approximately $7,875,000 at March 31, 2002 relate principally to medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible (approximately $4,404,000). Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors, however it is reasonable possible the company's estimate of uncollectible amounts could change in the near term, and those changes may be material.

         NET INCOME PER SHARE

         The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period; 28,656,864 at March 31, 2002. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants to purchase shares of common stock; 31,357,446 at March 31, 2002.

                                                          3/31/02         3/31/01
                                                        -----------     -----------
         Net Income                                     $   799,578     $ 1,190,732
         Less: Preferred stock dividend                     (12,500)        (12,500)
                                                        -----------     -----------
         Income available to common shareholders            787,078       1,178,232

         Denominator:
         Weighted average common shares outstanding      28,656,864      22,461,465

         Basic earnings per common share                $      0.03     $      0.05
                                                        ===========     ===========

         Net Income                                     $   799,578     $ 1,190,732
         Interest on convertible securities                  4,274          26,384
                                                        -----------     -----------

                                                            803,852       1,217,116

         Weighted average common shares outstanding      31,357,446      25,902,467

         Diluted earnings per common share              $      0.03     $      0.05
                                                        ===========     ===========

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued three new pronouncements: Statement of Financial Accounting Standards ("SFAS") No 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations." In August 2001, the FASB issued SFAS No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets." SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

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

         SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 143 and No. 144 which are not expected to have a material impact on the Company's financial statements.

===============================================================================
NOTE 3.  LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------------------------------------------

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. However, the Company has incurred substantial negative cash flows from operations, partly as a result of the Company's diversification of its revenue base, including the pharmacy and clinical laboratory operations. Although the Company believes it will become cash flow positive from operations by the third quarter of 2002, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations, and may be forced to discontinue a business segment or overall operations.

         To address these concerns, the Company continues to pursue the sale of its common stock through private placement offerings. In the first quarter of 2002, the Company issued 500,000 shares of common stock in connection with private placement offerings, resulting in net proceeds of $500,000. Additionally, the Company borrowed $1,700,000 in short-term notes payable (Notes), with varying interest rates and maturities (see Note 5).

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


===============================================================================
NOTE 4.  EQUITY LINE OF CREDIT AGREEMENT
-------------------------------------------------------------------------------

         On March 30, 2001, the Company entered into an equity line of credit agreement with a British Virgin Islands corporation (Purchaser), in order to establish a possible source of funding for the Company's planned operations. The equity line of credit agreement established what is sometimes also referred to as an equity drawdown facility (Equity Facility). Under the Equity Facility, the Purchaser agreed to provide the Company with up to $12,000,000 of funding during the twenty-four (24) month period following the date of an effective registration statement. During this twenty-four (24) month period, the Company may request a drawdown under the Equity Facility by selling shares of its common stock to the Purchaser, and the Purchaser would be obligated to purchase the shares.

         During 2002, the Company received approximately $40,000 under the Equity Facility and on March 5, 2002, the Company terminated the Equity Facility.

===============================================================================
NOTE 5.  SHORT-TERM DEBT
-------------------------------------------------------------------------------

         In the first quarter of 2002, the Company borrowed a total of $1,700,000 due in June 2002. The notes bear interest of 24% and are collateralized by a total of 3,200,000 shares of common stock and by all the Company's assets. The proceeds from these transactions were used for working capital.


===============================================================================
NOTE 6.  STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

         During the first quarter of 2002, the Company issued 500,000 shares to accredited investors, resulting in proceeds of $500,000. In addition, the Company issued approximately 1,200,000 shares to convert approximately $1,100,000 of long-term debt to equity.


===============================================================================
NOTE 7.  STOCK OPTIONS
-------------------------------------------------------------------------------

         The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options.

         Accordingly, compensation expense has been recorded to the extent the market value of the underlying stock exceeded the exercise price at the date of grant. For the three months ended March 31, 2002 and 2001 no compensation was recorded.


===============================================================================
NOTE 8.  COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

         LITIGATION

         The Company is a party to various claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a materially adverse effect on the financial position or the results of operations of the Company.

         PAYROLL TAXES PAYABLE

         In 2000, the Company negotiated an installment plan with the Internal Revenue Service (IRS) related to unpaid payroll tax liabilities including interest and penalties totaling approximately $1,905,000 at March 31, 2002, whereby the Company will make monthly installments of $100,000 a month until the amount is retired. This amount plus approximately $1,024,000 related to first quarter payroll taxes are included as payroll taxes payable at March 31, 2002.

         LETTER OF CREDIT

         In March 2002, two investors, on behalf of the Company, provided funding for certificates of deposit aggregating $1,000,000 that are used as collateral for a letter of credit in favor of the HMO. The letter of credit was required by the Company's contract with the HMO and enabled the Company to favorably renegotiate certain terms of the contract. Included in CDs receivable - restricted are CDs (collateralizing the Letter of Credit) that the Company has purchased from investors. Payments for these CDs are due over ten months at amounts that result in an effective interest rate of 24% per annum.

===============================================================================
NOTE 9.  BUSINESS SEGMENT INFORMATION
-------------------------------------------------------------------------------


The Company has considered its operations and has determined that it operates in three operating segments for purposes of presenting financial information and evaluating performance, PSN (managed care and direct medical services), pharmacy and clinical laboratory. The PSN segment also includes all costs incurred in the development of the Company's HMO.

THREE MONTHS ENDED MARCH 31, 2002                  PSN              PHARMACY          LABORATORY            TOTAL
---------------------------------               -----------        -----------         ---------         -----------

Revenues from external customers                $34,421,000        $ 3,114,000         $ 480,000         $38,015,000
Intersegment revenues                                    --            242,000                --             242,000
Segment gain (loss)                               1,849,000           (827,000)         (222,000)            800,000
Allocated corporate overhead included in
   gain (loss)                                      770,000            460,000           167,000           1,397,000

THREE MONTHS ENDED MARCH 31, 2001                  PSN              PHARMACY          LABORATORY            TOTAL
---------------------------------               -----------        -----------        ----------         -----------

Revenues from external customers                $29,467,000        $                   $  23,000         $29,490,000
Intersegment revenues                                    --                 --                --                  --
Segment gain (loss)                               1,447,000                 --          (256,000)          1,191,000
Allocated corporate overhead included in
   gain (loss)                                    1,080,000                 --           121,000           1,201,000

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

Responding to rapid increases in pharmacy spending, in June of 2001 the Company formed Metcare Rx, Inc., a wholly owned subsidiary, to control costs and to reduce prescription drug expenditures that are forecasted to increase by over 100% in the next decade. An increasing number of health plans with low-cost co-pays for drug coverage, direct-to-consumer advertising, and newer, better therapies requiring high-cost branded products all drive up the cost of pharmacy benefits. In an effort to reduce these costs, the Company has negotiated agreements allowing the Company to directly negotiate contracts for the purchase, filling and delivery of prescriptions. Assuming that the Company can successfully implement this agreement throughout its Network, Metcare believes it can achieve better management and control to provide cost savings and incremental revenues. With the use of the software technology included in this system, the physician is provided with a preferred formulary resulting in reduced costs to both the patient and Company.

RESULTS OF OPERATIONS

The Company had revenues of $38.0 million for the quarter ended March 31, 2002 and operating expenses of $37.1 million, resulting in income from operations of approximately $950,000 and a net income of approximately $800,000. For the same quarter in 2001, revenues amounted to $29.5 million resulting in net income of $1.2 million. On a basic per share basis, earnings were $0.03 and $0.05 for the quarters ended March 31, 2002 and 2001, respectively.

Earnings before interest, taxes, penalties, depreciation and amortization (EBITDA) decreased $400,000, from $1.6 million in the first quarter of 2001 to $1.2 million in 2002.

During 2001, in an effort to diversify its revenue base and ultimately increase shareholder value, the Company implemented its pharmacy division and began the process of filing for its own HMO license. As such, the results for the quarter ended March 31, 2002 included losses incurred by the Company's pharmacy and HMO divisions, as well as the continuing development of its clinical laboratory, which, including allocation of corporate overhead, amounted to approximately $1.2 million. It is expected that these operations, in total, will achieve profitability by the third quarter of 2002.

In addition, Metcare had working capital of $6.9 million at March 31, 2002, up from $2.1 million a year earlier. Shareholders' equity increased to $11.3 million at March 31, 2002 compared to $3.0 million at March 31, 2001.

REVENUES

Revenues for the quarter ended March 31, 2002 increased 29% compared to the same period in 2001, from $29.5 million to $38.0 million. PSN revenues increased $5.1 million from $29.1 million to $34.2 million. March 2002 PSN revenues included approximately $2.6 million of additional Medicare and commercial funding over the March 2001 quarter. The Company expects to receive similar additional monthly amounts for the foreseeable future. In addition, an increase in the number of covered lives within the PSN network contributed approximately $2.3 million of the increase in revenues over the prior year.

Revenues for the first quarter of 2002 included approximately $3.1 million from Metcare Rx, which began operations in the Daytona market in June 2001, New York in July 2001, and Maryland in October 2001. Management believes that with the proper capitalization, MetcareRx will eventually account for a significant percentage of overall revenues of the Company as it continues to expand in its existing markets and enter other markets. Pharmacy sales to the PSN of approximately $242,000 have been eliminated in consolidation. In addition, revenues for the first quarter of 2002 included $480,000 from its clinical laboratory (Metlabs), as compared to revenues of only $23,000 in the first quarter of the prior year.

EXPENSES

Operating expenses for the first quarter of 2002 increased 32% over the prior year, slightly higher than the 29% increase in revenues. Direct medical costs for the quarter ended March 31, 2002 were $29.1 million compared to $25.6 for the quarter ended March 31, 2001. Direct medical costs, the largest component of expense, represent certain costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee for service basis. As a percentage of PSN revenues, the medical loss ratio (MLR) amounted to 85% and 88% for the quarters ended March 31, 2002 and 2001, respectively. This decrease results from the increased funding the Company received during the quarter offset in part by increases in Part A (hospital) costs due to new contracts with hospitals in the Company's Daytona network.

Cost of sales for the first quarter of 2002 totaled $2.2 million and represents the cost of the pharmaceuticals sold by MetcareRx. The pharmacy division had a gross profit percentage for the first quarter 2002 of 33%.

Salaries and benefits for the first quarter of 2002 increased $1.8 million over the first quarter of the prior year to $3.2 million. A number of new operations were opened throughout in 2001 as the Company continued to implement its business plan. These new operations accounted for $1.4 million of the increase in payroll related costs. Three of these new operations (Port Orange, Ormond Beach and Everglades), totaling $168,000 in incremental payroll costs were opened February 2001 and operated as medical centers for our PSN operations. In July 2001, a fourth new medical center was opened in Boca Raton, incurring $95,000 in payroll costs for the first quarter of 2002. The expansion of Metlabs accounted for $167,000 of the increase in payroll expenses while MetcareRx accounted for $940,000 of incremental payroll costs in its Florida, New York and Maryland facilities. The Company believes it has the necessary management in place in both MetcareRx and Metlabs to support the revenue growth the Company anticipates in 2002 and beyond. Expansion of the services the Company provides in its Daytona market in an effort to control its medical costs accounted for $233,000 of the increase while salary increases, increases in medical insurance premiums and a bolstering of staffing throughout the Company accounted for the balance of the increase, which was partially offset by a $39,000 incremental decrease resulting from the closure of a medical practice.

Depreciation and amortization for the quarter ended March 31, 2002 was $199,000 compared to $206,000 the year before. The decrease of approximately $7,000 is due primarily to the elimination of goodwill amortization of $97,000, offset in part by amortization of financing costs and an increase in depreciation on fixed assets acquired over the past twelve months.

Consulting expense increased approximately $472,000, from $139,000 in the quarter ended March 31, 2001 to $611,000 in the same period in 2002. Of the increase, $169,000 was incurred in the Company's Hospitalist, Oncology and Utilization/Quality Assurance/Management programs, which are designed to lower direct medical costs while improving patient care, $59,000 of incremental expense was incurred in connection with investment banking and advisory services and $108,000 was spent in the development of the Company's HMO, part of its long-term goal to diversify its revenue base. Also, in conjunction with its June 2001 cancellation of the Pharmacy Management and Preferred Provider Agreements with a pharmacy consultant, the Company entered into a one-year software agreement with the consultant, accounting for $75,000 in incremental expense in 2002. Expenses associated with new operations account for most of the increase balance.

General and administrative expenses increased from $816,000 in the first quarter of 2001 to $1.7 million in the first quarter of 2002, an increase of $909,000. New operations accounted for $728,000 in incremental general and administrative expenses while the costs of the Company's Hospitalist and Oncology programs and the expansion of the Company's Daytona corporate office accounted for an additional $76,000 in increases. Additionally, the March 2001 expense was reduced by approximately $156,000 in one-time write-offs. These increases were partially offset by the savings of $67,000 resulting from the closure of a medical practice.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2002, the Company had EBITDA of $1.2 million, which was used to partly fund current operations. In addition, the Company raised approximately $2.8 million in debt and equity financing. As a result, working capital increased by $1.9 million in the first quarter of 2002 and shareholders' equity improved by $2.6 million. However, the Company has sustained substantial negative cash flows from operations since 2000 primarily as a result of the Company's diversification of its revenue base, including the pharmacy and clinical laboratory operations. Although the Company believes it will become cash flow positive from operations in 2002, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations. The auditor's report on the Company's financial statements for the year ended December 31, 2001 states that certain matters raise substantial doubt about the Company's ability to continue as a going concern. To address these concerns, the Company continues to pursue debt and/or equity financing and believes it will be successful in doing so, allowing it to fully implement its pharmacy and HMO divisions.

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

During the first quarter of 2002, the Company issued 500,000 shares to accredited investors, in connection with private placements, resulting in proceeds of $500,000 that were used for working capital. Additionally, the Company borrowed $1.7 million on short-term notes payable of which $1.2 million is due June 6, 2002 and $500,000 is due June 21, 2002 and $625,000 in long-term notes payable, with varying interest rates ranging from 5% to 24% and beneficial conversion features. Certain notes also provided for issuance of 65,000 warrants in the aggregate and are collateralized by all the Company's assets. The proceeds from these transactions were used for working capital. Such offerings were to accredited investors pursuant to Section 4(2) of the Securities and Exchange Act of 1934.

The primary source of the Company's liquidity is derived from payments from its full-risk contracts with an HMO. In March 2002, two investors, on behalf of the Company, funded $1.0 million as collateral for a letter of credit in favor of the HMO. The letter of credit was required by the Company's contract with the HMO and enabled the Company to favorably renegotiate certain terms of the contract. The Company has agreed to purchase the collateral over ten months at an effective rate of 24% per annum.

The Company is currently pursuing debt and/or equity financing in excess of $5 million for working capital of Metcare Rx, repayment of short-term debt, and settlement of the payroll tax liability. With the working capital in Metcare Rx, the Company believes that it would be able to expand and become profitable by the third quarter of 2002. In any event, the Company is determined to generate cash flow from operations by the third quarter of 2002.

At March 31, 2002 the Company had a recorded liability for unpaid payroll taxes and related interest and penalties of approximately $2.9 million. The Company negotiated an installment plan with the Internal Revenue Service (IRS) whereby it is currently making monthly installments of $100,000 until the liability is retired (see Audited Financials).

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

                                             METROPOLITAN HEALTH NETWORKS, INC.
                                             Registrant



Date:  May 15, 2002                                  /s/ Fred Sternberg
                                                     ------------------

                                                     Fred Sternberg
                                                     Chairman, President and
                                                     Chief Executive Officer


Date:  May 15, 2002                                  /s/ David S. Gartner
                                                     --------------------

                                                      David S. Gartner
                                                      Chief Financial Officer