Form 10-Q
period 2002-06-30
METROPOLITAN HEALTH NETWORKS INC
filed 2002-08-14
CIK 1009379

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                            Yes [X]           No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                Outstanding as of July 31, 2002
           -----                                -------------------------------

Common Stock par value $.001                              31,241,643

Metropolitan Health Networks, Inc.

Index

                                                                                                  Page
                 Part I.        FINANCIAL INFORMATION

                 Item 1.        Condensed Consolidated Financial Statements (Unaudited):
                                    Condensed Consolidated Balance Sheets
                                    as of June 30, 2002 and December 31, 2001                        2

                                    Condensed Consolidated Statements of
                                    Operations for the Three and Six Months
                                    Ended June 30, 2002 and 2001                                     3

                                    Condensed Consolidated Statements of
                                    Cash Flows for the Six Months Ended
                                    June 30, 2002 and 2001                                           4

                                    Notes to Condensed Consolidated
                                    Financial Statements                                           5-9

                 Item 2.        Management's Discussion and Analysis of
                                 Financial Condition and Results of
                                 Operations                                                       9-14

                 PART II.       OTHER INFORMATION

                                    Summary of Legal Proceedings                                    14

                                    Changes in Securities and Use of Proceeds                       14

                                    Default Upon Senior Securities                                  14

                                    Submission of Matters to a Vote of Security Holders             14

                                    Other Information                                               14

                                    Forward Looking Statements and
                                    Associated Risks                                                14

                 SIGNATURES                                                                      14-15

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001

                                                                                        JUNE 30, 2002    December 31, 2001
                                   ASSETS                                                (UNAUDITED)         (Audited)
                                                                                        -------------    -----------------
     CURRENT ASSETS
          Cash and equivalents                                                           $    838,843        $    393,968
          Accounts receivable, net of allowances                                           14,226,973          13,362,782
          Inventory                                                                           994,542             697,489
          CDs-restricted                                                                      300,000                  --
          CDs receivable-restricted                                                           700,000                  --
          Other current assets                                                                608,972             451,627
                                                                                         ------------        ------------
              Total current assets                                                         17,669,330          14,905,866
     PROPERTY AND EQUIPMENT, net                                                            1,382,970           1,336,168
     GOODWILL, net                                                                          2,955,665           2,977,874
     OTHER ASSETS                                                                             420,043             142,767
                                                                                         ------------        ------------
          TOTAL ASSETS                                                                   $ 22,428,008        $ 19,362,675
                                                                                         ============        ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
          Accounts payable                                                               $  3,674,824        $  4,076,628
          Advances from HMO                                                                   840,953           1,152,953
          Payroll taxes payable                                                             2,423,618           2,631,179
          Accrued expenses                                                                    980,402           1,000,976
          Notes payable                                                                     1,487,205                  --
          Current maturities of capital lease obligations                                     122,372             106,002
          Current maturities of long-term debt                                              1,351,850             828,788
                                                                                         ------------        ------------
              Total current liabilities                                                    10,881,224           9,796,526
                                                                                         ------------        ------------
     CAPITAL LEASE OBLIGATIONS                                                                166,152             197,103
                                                                                         ------------        ------------
     LONG-TERM DEBT                                                                         2,748,445             689,812
                                                                                         ------------        ------------
     CONTINGENCIES
     STOCKHOLDERS' EQUITY
          Preferred stock, par value $.001 per share; stated value $100 per share;
              10,000,000 shares authorized; 5,000 issued and outstanding                      500,000             500,000
          Common stock, par value $.001 per share; 80,000,000 shares authorized;
              31,153,944 and 27,479,087 issued and outstanding                                 31,154              27,479
          Additional paid-in capital                                                       29,735,479          26,044,905
          Accumulated deficit                                                             (21,198,902)        (17,575,786)
          Common stock issued for services to be rendered                                    (435,544)           (317,364)
                                                                                         ------------        ------------
              Total stockholders' equity                                                    8,632,187           8,679,234
                                                                                         ------------        ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 22,428,008        $ 19,362,675
                                                                                         ============        ============

                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                          Six Months Ended                       Three Months Ended
                                                  ---------------------------------      ---------------------------------
                                                  JUNE 30, 2002       JUNE 30, 2001      JUNE 30, 2002       JUNE 30, 2001
                                                   (UNAUDITED)         (UNAUDITED)        (Unaudited)         (Unaudited)
                                                  ------------        ------------        ------------        ------------
REVENUES                                          $ 77,900,078        $ 60,095,498        $ 39,885,362        $ 30,605,577
                                                  ------------        ------------        ------------        ------------
EXPENSES
   Direct medical costs                             63,229,348          51,385,561          34,109,555          25,795,961
   Cost of sales                                     4,651,923              18,383           2,422,616              18,383
   Payroll, payroll taxes and benefits               6,268,605           2,881,037           3,071,064           1,511,345
   Depreciation and amortization                       542,140             420,871             343,549             214,805
   Consulting expense                                1,425,568             364,279             814,235             225,263
   General and administrative                        4,169,858           1,665,917           2,445,405             850,213
                                                  ------------        ------------        ------------        ------------
     Total expenses                                 80,287,442          56,736,048          43,206,424          28,615,970
                                                  ------------        ------------        ------------        ------------
INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)         (2,387,364)          3,359,450          (3,321,062)          1,989,607
                                                  ------------        ------------        ------------        ------------
OTHER INCOME (EXPENSE):
   Interest and penalty expense                     (1,268,073)           (350,774)         (1,109,328)           (171,063)
   Other income                                         32,321              11,999               7,694              11,399
                                                  ------------        ------------        ------------        ------------
     Total other income (expense)                   (1,235,752)           (338,775)         (1,101,634)           (159,664)
                                                  ------------        ------------        ------------        ------------
NET INCOME (LOSS)                                   (3,623,116)          3,020,675          (4,422,696)          1,829,943
                                                  ============        ============        ============        ============
Weighted Average Number of Common Shares
   Outstanding                                      29,456,383          24,363,922          30,247,118          25,998,639
                                                  ------------        ------------        ------------        ------------
Net earnings (loss) per share - basic             $      (0.12)       $       0.12        $      (0.15)       $       0.07
                                                  ============        ============        ============        ============
Net earnings (loss) per share - diluted           $      (0.12)       $       0.11        $      (0.15)       $       0.06
                                                  ============        ============        ============        ============

                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                            JUNE 30, 2002       JUNE 30, 2001
                                                                             (Unaudited)         (Unaudited)
                                                                            -------------       -------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                   $ (3,623,116)       $  3,020,675
                                                                             ------------        ------------
         Adjustments to reconcile net income to net cash
           provided by operating activities:
           Provision and medical cost adjustments related to
             HMO receivables                                                    3,456,986                  --
           Write-down of goodwill                                                  22,209                  --
           Depreciation and amortization                                          542,140             420,871
           Provision for bad debt                                                      --             200,000
           Amortization of discount on note payable                                17,383              36,206
           Interest expense on beneficial conversion feature                      808,372                  --
           Stock issued as compensation                                           132,988                  --
           Stock issued in lieu of cash for services                                   --             139,331
           Options and warrants issued for professional services                  100,016              54,077
           Changes in assets and liabilities:
             Accounts receivable, net                                          (4,321,177)         (5,041,417)
             Inventory                                                           (297,053)                 --
             Other current assets                                                (157,345)           (593,282)
             Other assets                                                        (511,511)            (67,046)
             Accounts payable and accrued expenses                                444,218          (1,159,998)
             Payroll taxes payable                                               (207,561)                 --
             Due to related parties                                                    --            (105,800)
             Unearned revenue                                                          --            (906,944)
                                                                             ------------        ------------
               Total adjustments                                                   29,665          (7,024,002)
                                                                             ------------        ------------
                 Net cash used in operating activities                         (3,593,451)         (4,003,327)
                                                                             ------------        ------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of restricted CDs                                              (300,000)                 --
         Capital expenditures                                                    (251,871)           (166,061)
                                                                             ------------        ------------
                 Net cash used in investing activities                           (551,871)           (166,061)
                                                                             ------------        ------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
         Net repayments on line of credit                                              --             (39,918)
         Borrowings on notes payable                                            5,026,357             198,391
         Repayments on notes payable                                             (468,423)           (242,310)
         Repayments on capital leases                                             (63,006)            (13,789)
         Proceeds from issuance of stock                                          530,105           5,177,375
         Proceeds from exercise of options                                             67             386,333
         Cash paid for stock price guarantee                                     (122,893)                 --
         Repayments on advances from HMO                                         (312,010)            (97,000)
                                                                             ------------        ------------
                 Net cash provided by financing activities                      4,590,197           5,369,082
                                                                             ------------        ------------
     NET INCREASE IN CASH AND EQUIVALENTS                                         444,875           1,199,694
     CASH AND EQUIVALENTS - BEGINNING                                             393,968              44,724
                                                                             ============        ============
     CASH AND EQUIVALENTS - ENDING                                           $    838,843        $  1,244,418
                                                                             ============        ============

                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE  1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The audited financial statements at December 31, 2001, which are included in the Company's Form 10-KSB, should be read in conjunction with these condensed consolidated financial statements.

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

         The effective tax rate for the six months ended June 30, 2002 differed from the federal statutory rate due principally to an increase in the deferred tax asset valuation allowance.

         REVENUES

         Revenues are recorded when services are rendered or pharmacy products are sold. Revenues from one Health Maintenance Organization (HMO) accounted for approximately 89% and 98% of the Company's total revenues for the quarters ended June 30, 2002 and 2001, and 90% and 98% for the six months then ended.

         Contracts with the HMO are for one and three years in the South Florida and Daytona markets respectively, and renew automatically unless cancelled by either party with 120-day notice. These contracts expire December 31, 2002, however the Company expects the contracts to continue for the foreseeable future.

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

         ACCOUNTS RECEIVABLE

         Accounts receivable at June 30, 2002 were as follows:

                  HMO accounts receivable                     $11,993,000
                  Non HMO accounts receivable                   8,047,000
                                                              -----------
                  Total                                        20,040,000
                  Allowance                                     5,813,000
                                                              -----------
                  Accounts receivable                         $14,227,000
                                                              ===========

In the health care environment, it is almost always at least reasonably possible that accounts receivable estimates could change in the near term as a result of one or more future confirming events. With regard to revenues, expenses and resulting accounts receivable arising from agreements with the HMO, the Company estimates amounts it believes will ultimately be realizable through the use of judgments and assumptions about future decisions. Programs with the HMO are sometimes complex and at times subject to different interpretation by the Company and the HMO. As a result certain revenue and cost estimates during the quarter may be settled for amounts different than previously estimated. To assist it in its efforts to estimate and ultimately collect amounts due from the HMO, the Company has contracted with several outside consultants that have worked closely with the HMO or other HMOs for extended periods of time. These consultants provide numerous services including, but not limited to, HMO revenue, expense and accounts receivable analysis and monthly claims and contestation analysis.

Direct HMO medical expenses are based in part upon estimates of claims incurred but not reported (IBNR) and estimates of retroactive adjustments to be applied by the HMO. The IBNR estimates are made by the HMO utilizing actuarial methods and are continually evaluated by management of the Company, based upon its specific claims experience. This evaluation is typically in conjunction with the Company's outside consultants. During the quarter ended June 30, 2002, as part of the Company's periodic review of medical claims, which are retroactively applied to the period in which they were incurred, management determined that the IBNR previously estimated were not sufficient to cover approximately $2.0 million in retroactive claims that were charged to the company. Accordingly, an adjustment to medical costs was recorded to cover the estimated IBNR shortfall. The estimates of retroactive adjustments to be applied by the HMO are based upon
i) current agreements with the HMO to modify certain amounts previously charged to the Company and ii) Company estimates of certain charges the HMO has agreed were charged at incorrect rates but has not yet quantified.

The HMO has agreed to certain credits in their entirety and to analyze other amounts it has not yet quantified on certain past transactions. The HMO is in the process of quantifying past transactions charged at incorrect rates. In connection therewith, management has established a reserve of approximately $1.5 million against the estimated net credits (aggregating $9.5 million) and therefore $8.0 million is included in accounts receivable, net of allowances. The estimated credits currently outstanding relate principally to 2002 and 2001 adjustments with approximately 10% relating to adjustments prior to 2001. Management is in the process of, and intends to pursue collection of all estimated retroactive adjustments. Management believes its estimates of IBNR claims and estimates of retroactive adjustments are reasonable, however, it is reasonably possible the Company's estimate of these costs could change in the near term, and those changes may be material.

In addition to the retroactive adjustments, from time to time the Company is charged by the HMO for certain medical expenses the Company believes it is not liable. In connection therewith, the Company, through its outside consultants, is contesting certain costs aggregating approximately $10.9 million. Management's estimate of recovery on these contestations is determined based upon its and the consultants' judgment, and their consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors. Accordingly, accounts receivable from the HMO includes approximately $2.2 million, which represents estimated recovery of 20% of 2000, 2001 and 2002 contestations outstanding at June 30, 2002. It is reasonably possible the Company's estimate of these recoveries could change in the near term, and those changes may be material.

Under the contracts with the HMO, the Company receives payments from the HMO, net of direct medical costs paid on behalf of the Company, on a monthly basis. From time to time the HMO will also make advances to the Company. Payments on adjustments are paid as precessed by the HMO. However, as it is sometimes difficult to quantify these adjustments, payment can often be delayed for extended periods.

Non-HMO accounts receivable, aggregating approximately $8,047,000 at June 30, 2002 relate principally to prescription sales and medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible (approximately $4,313,000). Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors, however it is reasonable possible the Company's estimate of uncollectible amounts could change in the near term, and those changes may be material.

Non-HMO accounts receivable are typically uncollateralized customer obligations due under normal trade terms requiring payment within 30-90 days from the invoice date. The Company does not charge late fees or penalties on delinquent invoices, however it continually evaluates the need for a valuation allowance (Allowance). The Allowance reflects management's best estimate of the amounts that will not be collected. Management reviews all non-current accounts receivable balances on an ongoing basis and based on this assessment of current creditworthiness, estimates the portion, if any, that will not be collected. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

NET INCOME PER SHARE

The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period; 30,247,118 and 29,456,383 for the three and six months ended June 30, 2002. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants to purchase shares of common stock. Outstanding stock equivalents were not considered in the calculation of diluted earnings (loss) per common share for the three and six months ended June 30, 2002, as their effect would have been anti-dilutive.

                                                                    Six Months Ended                Three Months Ended
                                                              -----------------------------    -----------------------------
                                                                6/30/02          6/30/01          6/30/02          6/30/01
                                                              -----------      ------------    -------------    ------------
        Net Income (loss)                                     $(3,623,116)     $  3,020,675    $  (4,422,696)   $  1,829,943
        Less: Preferred stock dividend                                 --           (25,000)              --         (12,500)
                                                              -----------      ------------    -------------    ------------
        Income (loss) available to common shareholders         (3,623,116)        2,995,675       (4,422,696)      1,817,443
        Denominator:
        Weighted average common shares outstanding             29,456,383        24,363,922       30,247,118      25,998,639
        Basic earnings (loss) per common share                $     (0.12)     $       0.12    $       (0.15)   $       0.07
                                                              ===========      ============    =============    ============
        Net Income (loss)                                     $(3,623,115)     $  3,020,675    $  (4,422,696)   $  1,829,943
        Interest on convertible securities                             --            21,855               --          10,471
                                                              -----------      ------------    -------------    ------------
                                                               (3,623,115)        3,042,530       (4,422,696)      1,840,414
        Weighted average common shares outstanding             29,456,383        27,896,026       30,247,118      29,560,521
        Diluted earnings (loss) per common share              $     (0.12)     $       0.11    $       (0.15)   $       0.06
                                                              ===========      ============    =============    ============

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued three new pronouncements: Statement of Financial Accounting Standards ("SFAS") No 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations." In August 2001, the FASB issued SFAS No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets." SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company adopted certain provisions of these pronouncements effective July 1, 2001, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS 141 and SFAS 142 effective January 1, 2002. There was not a cumulative transition adjustment upon adoption as of July 1, 2001 or January 1, 2002. SFAS 141 and SFAS 142 required the Company to perform the following as of January 1, 2002; (i) review goodwill and intangible assets for possible reclassifications; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company has reviewed the balances of goodwill and identifiable intangibles and determined that the Company does not have any amounts that are required to be reclassified from goodwill to identifiable intangibles, or vice versa. The Company has also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company has completed the transitional goodwill impairment test and has determined that the Company did not have a transitional impairment of goodwill.

As required by SFAS 142, the Company has not amortized goodwill associated with acquisitions completed after June 30, 2001, or any period presented and ceased amortization of goodwill associated with acquisitions completed prior to July 1, 2001, effective January 1, 2002. Prior to January 1, 2002, the Company amortized goodwill associated with the pre-July 1, 2001 acquisitions over ten years using the straight-line method. A reconciliation of reported net income (loss) adjusted to reflect the adoption of SFAS No. 142 is provided below:

                                                               For the Six Months                   For the Three Months
                                                                  Ended June 30,                         Ended June 30,
                                                             2002                2001               2002                2001
                                                         ------------        ------------       ------------        ------------
           Reported net income (loss)                    $ (3,623,116)       $  3,020,675       $ (4,422,696)       $  1,829,943
           Add-back goodwill amortization, net of tax              --             195,803                 --              98,563
           Adjusted net income (loss)                      (3,623,116)          3,216,478         (4,422,696)          1,928,506

           Reported basic net income per share           $      (0.12)       $       0.12       $      (0.15)       $       0.07
           Add-back goodwill amortization                          --                0.01                 --                  --
           Adjusted basic net income (loss) per share           (0.12)               0.13              (0.15)               0.07

           Reported diluted net income (loss) per share  $      (0.12)       $       0.11       $      (0.15)       $       0.06
           Add-back goodwill amortization                          --                0.01                 --                0.01
           Adjusted diluted net income (loss) per share         (0.12)               0.12              (0.15)               0.07

         SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of SFAS No. 143, which is not expected to have a material impact on the Company's financial statements.

         SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144, and it did not have a material impact on the Company's financial statements.

         In April 2002, the FASB issued SFAS No. 145, rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement, among other things, eliminated an inconsistency between required accounting for certain sale-leaseback transactions and provided for other technical corrections. Management believes adoption of this statement will not have a material effect on the financial statements of the company.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies emerging issues Task Force Issue No. 94-3. The statement is effective for exit or disposal costs initiated after December 31, 2002, with early application encouraged. This statement has not yet been adopted by the Company and management has not determined the impact of this statement on the financial statements of the Company.

NOTE 3.  LIQUIDITY AND CAPITAL RESOURCES

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. However, the Company has incurred negative cash flows from operations, partly as a result of the Company's diversification of its revenue base, including the pharmacy and clinical laboratory operations. Although the Company believes it will become cash flow positive from operations by the fourth quarter of 2002, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations, and may be forced to discontinue a material business segment or overall operations.

         In the first half of 2002, the Company issued 500,000 shares of common stock in connection with private placement offerings, resulting in net proceeds of $500,000. Additionally, the Company borrowed $1,700,000 in short-term notes payable and $2,780,000 in long-term notes and debentures, with varying interest rates and maturities (see Notes 5-6).

         Management continues to actively pursue an accounts receivable and inventory line of credit to support the growth in its pharmacy division. In addition, the Company projects cash flow from the HMO to increase over the remainder of the year as a result of its improved contract terms and utilization initiatives. Also, management has taken measures to reduce overhead and is reviewing its operations for further reductions.

         In conjunction with its review of its operations, as of the date of this filing the Company has decided to dispose of its clinical laboratory, which the Company believes will result in an increase in both operational profitability and cash flow. The effect of this disposition cannot be accurately determined at this time but management estimates that a loss on disposition of a business segment of $800,000 to $1,200,000 will be recognized in the quarter ended September 30, 2002.

         In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial obligations. Management believes that actions presently being taken, as described in the preceding paragraphs, provide the opportunity for the Company to continue as a going concern, however, there is no assurance this will occur.

NOTE 4. EQUITY LINE OF CREDIT AGREEMENT

         On March 30, 2001, the Company entered into an equity line of credit agreement with a British Virgin Islands corporation (Purchaser), in order to establish a possible source of funding for the Company's planned operations. The equity line of credit agreement established what is sometimes also referred to as an equity draw down facility (Equity Facility). Under the Equity Facility, the Purchaser agreed to provide the Company with up to $12,000,000 of funding during the twenty-four (24) month period following the date of an effective registration statement. During this twenty-four (24) month period, the Company may request a draw down under the Equity Facility by selling shares of its common stock to the Purchaser, and the Purchaser would be obligated to purchase the shares.

         During 2002, the Company received approximately $40,000 under the Equity Facility and on March 5, 2002, the Company terminated the Equity Facility.

NOTE 5. SHORT-TERM DEBT

         In the first quarter of 2002, the Company borrowed a total of $1,700,000 due in June 2002, since extended. The notes bear interest of 24-25% and are collateralized by a total of 3,200,000 shares of common stock and by all the Company's assets. The proceeds from these transactions were used for working capital.

NOTE 6. LONG-TERM DEBT

         In May 2002, the Company entered into a "Securities Purchase Agreement", in which it issued $1,580,000 6% Convertible debentures due May 24, 2004 and 150,000 warrants to purchase common stock. The purchase price for the promissory note and Warrants was $1,501,000 or 95% of the principal amount of the Convertible Debentures. The Holder shall have the right at its option to convert the Convertible Debenture into shares of common stock. The number of shares shall be determined by dividing the conversion amount (principal plus accrued interest) by the conversion price as defined ($0.43 per share at issuance). In connection with the issuance of the convertible debentures the company recorded an interest charge of $808,000 relating to the beneficial conversion feature. Approximately $60,000 of the purchase price was assigned to the warrants and this amount, along with the $79,000 discount, is being amortized and charged to interest expense over two years under the interest method.

         Also in May 2002, the Company entered into a "Securities Purchase Agreement" in which the Company issued a $1,200,000 principal amount Promissory Note due May 24, 2004 and 500,000 warrants to purchase common stock. The purchase price for the promissory note and warrants was $1.2 million. Interest is payable quarterly at a rate of 12% per annum, commencing June 30, 2002, and principal is due at maturity. Approximately $254,000 of the purchase price was assigned to the warrants and this amount is being amortized and charged to interest expense over two years under the interest method.

NOTE 7. STOCKHOLDERS' EQUITY

         During the first quarter of 2002, the Company issued 500,000 shares of common stock to accredited investors, resulting in proceeds of $500,000. In addition, the Company issued approximately 1,200,000 shares of common stock to convert approximately $1,100,000 of long-term debt to equity.

NOTE 8. STOCK OPTIONS

         The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options.

         Accordingly, compensation expense has been recorded to the extent the market value of the underlying stock exceeded the exercise price at the date of grant. For the three and six months ended June 30, 2002 and 2001 no compensation was recorded.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

         LITIGATION

         The Company is a party to various claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a material adverse effect on the financial position or the results of operations of the Company.

         PAYROLL TAXES PAYABLE

         In 2000, the Company negotiated an installment plan with the Internal Revenue Service (IRS) related to unpaid payroll tax liabilities including interest and penalties totaling approximately $1,885,000 at June 30, 2002. Under the plan the Company made monthly installments of $100,000 on the amount in arrears. This agreement has expired and the full amount is deemed due upon demand. The Company is currently negotiating with the IRS for a new installment agreement and has proposed a three-year payout whereby the liability would be retired at the end of the agreement. This amount plus approximately $539,000 related to second quarter payroll taxes are included as payroll taxes payable at June 30, 2002.

         LETTER OF CREDIT

         In March 2002, two investors, on behalf of the Company, provided funding for certificates of deposit aggregating $1,000,000 that are used as collateral for a letter of credit in favor of the HMO. The letter of credit was required by the Company's contract with the HMO and enabled the Company to favorably renegotiate certain terms of the contract. Included in CDs receivable - restricted are CDs (collateralizing the Letter of Credit) that the Company has purchased from investors. Payments for these CDs are due over ten months at amounts that result in an effective interest rate of 24% per annum and at June 30, 2002, $300,000 had been purchased. .

NOTE 10. BUSINESS SEGMENT INFORMATION

The Company has considered its operations and has determined that it operates in three operating segments for purposes of presenting financial information and evaluating performance, PSN (managed care and direct medical services), pharmacy and clinical laboratory. The PSN segment also includes all costs incurred in the development of the Company's HMO.

          THREE MONTHS ENDED JUNE 30, 2002               PSN          PHARMACY      LABORATORY         TOTAL
                                                     -----------    -----------     ----------      -----------
    Revenues from external customers                 $36,191,000    $ 3,288,000     $ 406,000       $39,885,000
    Intersegment revenues                                     --        319,000            --           319,000
    Segment gain (loss)                               (3,123,000)    (1,054,000)     (246,000)       (4,423,000)
    Allocated corporate overhead included in
       gain (loss)                                     1,649,000        735,000       218,000         2,602,000

          THREE MONTHS ENDED JUNE 30, 2001               PSN          PHARMACY      LABORATORY         TOTAL
                                                     -----------    -----------     ----------      -----------
    Revenues from external customers                 $30,545,000    $    24,000     $  37,000       $30,606,000
    Intersegment revenues                                     --             --            --                --
    Segment gain (loss)                                2,223,000        (46,000)     (347,000)        1,830,000
    Allocated corporate overhead included in
       gain (loss)                                     1,210,000         25,000       183,000         1,418,000

           SIX MONTHS ENDED JUNE 30, 2002                PSN          PHARMACY      LABORATORY         TOTAL
                                                     -----------    -----------     ----------      -----------
    Revenues from external customers                 $70,612,000    $ 6,402,000     $ 886,000       $77,900,000
    Intersegment revenues                                     --        562,000            --           562,000
    Segment gain (loss)                               (1,101,000)    (2,018,000)     (504,000)       (3,623,000)
    Allocated corporate overhead included in
       gain (loss)                                     2,495,000      1,333,000       435,000         4,263,000

           SIX MONTHS ENDED JUNE 30, 2001                PSN          PHARMACY      LABORATORY         TOTAL
                                                     -----------    -----------     ----------      -----------
    Revenues from external customers                 $60,011,000    $    24,000     $  60,000       $60,095,000
    Intersegment revenues                                     --             --            --                --
    Segment gain (loss)                                3,621,000        (46,000)     (554,000)        3,021,000
    Allocated corporate overhead included in
       gain (loss)                                     2,492,000         25,000       256,000         2,773,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Metropolitan Health Networks, Inc. (the "Company" or "Metcare ") was incorporated in the State of Florida in January 1996. In 2000, the Company implemented its new strategic plan, operating as a Provider Service Network
(PSN), specializing in managed care risk contracting. The Company's ability to control its Network has produced favorable medical loss ratios, allowing the Company to successfully tap into the trillion dollar healthcare market. Through its Network, the Company provides care to over 27,000 Medicare+Choice patients, 3,000 commercial HMO patients and approximately 15,000 fee-for- service patients aligned with various health plans.

The primary focus of the PSN division in 2001 was establishing the network and infrastructure along with creating the application necessary to become a Health Maintenance Organization. Current legislation and a political environment that has demonstrated support for the Medicare+Choice program have augmented many opportunities in the managed care industry. An example of this support is the current additional funding that has been proposed to begin in 2003, along with bonuses for health plans that are willing to establish a presence in underserved markets. The Company's business plan is modeled to take full advantage of the new direction of the Medicare+Choice program with the initial underserved market of the Treasure Coast of Florida (Martin, St. Lucie and Okeechobee Counties).

Responding to rapid increases in pharmacy spending, in June of 2001 the Company formed Metcare Rx, Inc., a wholly owned subsidiary, to control costs and to reduce prescription drug expenditures that are forecasted to increase by over 100% in the next decade. An increasing number of health plans with low-cost co-pays for drug coverage, direct-to-consumer advertising, and newer, better therapies requiring high-cost branded products all drive up the cost of pharmacy benefits. In an effort to reduce these costs, the Company has negotiated agreements allowing the Company to directly negotiate contracts for the purchase, filling and delivery of prescriptions. The Company believes it can achieve better management and control to provide cost savings and incremental revenues. With the use of the software technology included in this system, the physician is provided with a preferred formulary resulting in reduced costs to both the patient and Company.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make a variety of estimates and assumptions. These estimates and assumptions effect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results can differ from the amounts previously estimated, which were based on the information available at the time the estimates were made.

The critical accounting policies described below are those that the Company believes are important to the portrayal of the Company's financial condition and results, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies include accounts receivable and revenue recognition, use of estimates and goodwill.

Accounts Receivable and Revenue Recognition

The Company recognizes revenues, net of contractual allowances, as medical services are provided or pharmaceuticals are sold. These services or goods are typically billed to patients, Medicare, Medicaid, health maintenance organizations, insurance companies and other third parties. The Company provides an allowance for uncollectible amounts and for contractual adjustments relating to the difference between standard charges and agreed upon rates paid by certain third party payers.

The Company is a party to certain managed care contracts and provides medical care to its patients through owned and non-owned medical practices. Accordingly, revenues under these contracts are reported as Provider Service Network (PSN) revenues, and the cost of provider services under these contracts are not included as a deduction to net revenues of the Company, but are reported as an operating expense. In connection with its PSN operations, the Company is exposed to losses to the extent of its share of deficits, if any, on its owned and non-owned managed medical practices.

Use of Estimates

In the health care environment, it is almost always at least reasonably possible that accounts receivable estimates could change in the near term as a result of one or more future confirming events. With regard to revenues, expenses and resulting accounts receivable arising from agreements with the HMO, the Company estimates amounts it believes will ultimately be realizable through the use of judgments and assumptions about future decisions. Programs with the HMO are sometimes complex and at times subject to different interpretation by the Company and the HMO. As a result certain revenue and cost estimates during the quarter may be settled for amounts different than previously estimated. To assist it in its efforts to estimate and ultimately collect amounts due from the HMO, the Company has contracted with several outside consultants that have worked closely with the HMO or other HMOs for extended periods of time. These consultants provide numerous services including, but not limited to, HMO revenue, expense and accounts receivable analysis and monthly claims and contestation analysis.

Direct HMO medical expenses are based in part upon estimates of claims incurred but not reported (IBNR) and estimates of retroactive adjustments to be applied by the HMO. The IBNR estimates are made by the HMO utilizing actuarial methods and are continually evaluated by management of the Company, based upon its specific claims experience. This evaluation is typically in conjunction with the Company's outside consultants. The estimates of retroactive adjustments to be applied by the HMO are based upon i) current agreements with the HMO to modify certain amounts previously charged to the Company and ii) Company estimates of certain charges the HMO has agreed were charged at incorrect rates but has not yet quantified.

In addition to the retroactive adjustments, from time to time the Company is charged by the HMO for certain medical expenses the Company believes it is not liable. In connection therewith, the Company, through its outside consultants, contests certain costs. Management's estimate of recovery on these contestations is determined based upon its and the consultants' judgment, and their consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors. Accordingly, net amount due from the HMO has been increased by an estimated recovery rate of 20% all outstanding contestations. It is reasonably possible the Company's estimate of these recoveries could change in the near term, and those changes may be material.

Goodwill

The Company has made several acquisitions in the past that included a significant amount of goodwill. Under generally accepted accounting principles in effect thorough December 31, 2001, these assets were amortized over their useful lives and tested periodically to determine if they were recoverable from operating earnings on a discounted basis over their useful lives.

Effective January 1, 2002, goodwill is accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets". The new rules eliminate amortization of goodwill but subject these assets to impairment tests. See "New Accounting Pronouncements" in Note 2 for a more complete discussion. Management is required to make assumptions and estimates, such as the discount factor, in determining fair value. Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used.

RESULTS OF OPERATIONS

The Company had revenues of $39.9 million for the quarter ended June 30, 2002 and operating expenses of $43.2 million, resulting in a loss from operations of approximately $3.3 million and a net loss of approximately $4.4 million. For the six months ended June 30, 2002, the Company had revenues of $77.9 million and operating expenses of $80.3 million, a loss from operations of approximately $2.4 million and a net loss of approximately $3.6 million. Included in the quarter and six months ended June 30, 2002 are significant adjustments of approximately $5.4 million, as discussed below. Excluding these adjustments, the Company's operating expenses would have been $38.6 and $75.7 for the quarter and six months ended June 30, 2002, resulting in income from operations of $1.2 million and $2.2 million, respectively. Net income, exclusive of the adjustments, would have been $942,000 and $1.7 million for the same periods, an 18% improvement over its March 31, 2002 results.

For the same periods in 2001, revenues amounted to $30.6 million for the quarter and $60.1 million for the six months, resulting in net income of $1.8 million and $3.0 million respectively. On a diluted per share basis, earnings were $0.06 and $0.11 for the quarter and six months ended June 30, 2001, respectively, compared to losses of $0.15 and $0.12 for the same periods in 2002.

In addition, the Company had working capital of $6.8 million at June 30, 2002 compared to $8.1 million a year earlier while shareholders' equity was $8.6 million at June 30, 2002 compared to $10.3 million at June 30, 2001.

As disclosed in its previous SEC filings, the Company makes certain cost estimates with regards to its contract with the HMO. Programs with the HMO are sometimes complex and at times subject to different interpretation. These cost estimates may be settled for amounts different than previously estimated or the Company's estimate of these costs could change in amounts that could be material to the financial statements. As such, these estimates are continuously reviewed and, based on its most recent review; management has determined that an adjustment to direct medical costs of approximately $2.0 million relating to prior IBNR estimates is required. In addition, management felt an additional reserve on the remaining carrying amounts of its estimated retroactive cost adjustments would be prudent. Although it will aggressively attempt to collect these amounts, the Company has established a $1.5 million reserve by a charge to its direct medical costs.

Additionally, direct medical expenses are based in part upon estimates of claims incurred but not reported (IBNR) by the HMO utilizing actuarial methods, and are continually evaluated by management of the Company based upon its specific claims experience. During the quarter the HMO revised its Part A (hospital) IBNR methodology, resulting in a charge to direct medical costs of $1.1 million.

In conjunction with a Convertible Debenture financing completed in May 2002, the Company incurred a charge to interest of approximately $808,000. This charge was necessary as the holder may convert the debt at any time into company stock at a price lower than it was at the issuance of the debt.

During 2001, in an effort to diversify its revenue base and ultimately increase shareholder value, the Company implemented its pharmacy division and began the process of filing for its own HMO license. As such, the results for the quarter and six months ended June 2002 included losses incurred by the Company's pharmacy and HMO divisions, as well its clinical laboratory, which, including allocation of corporate overhead, totaled approximately $1.3 million for the quarter and $2.7 million for the six months. It is expected that these operations, in total, will achieve profitability by the fourth quarter of 2002 through a combination of increased revenue and cost cutting measures. In line with this goal, as of the date of this filing the Company has decided to dispose of its clinical laboratory, which should result in both an increase in operational profitability and cash flow. The effect of the disposal cannot be accurately determined at this time, but management estimates that a loss on disposition of a business segment of $800,000 to $1,200,000 will be recognized in the quarter ended September 30, 2002.

Quarter Ended June 30, 2002

REVENUES

Revenues for the quarter ended June 30, 2002 increased 30% compared to the same period in 2001, from $30.6 million to $39.9 million. PSN revenues from the HMO increased $5.6 million from $30.1 million to $35.7 million. June 2002 PSN revenues included approximately $1.8 million of additional Medicare and commercial funding over the June 2001 quarter and the Company expects to receive similar additional monthly amounts for the foreseeable future. In addition, an increase in the number of covered lives within the PSN network contributed approximately $3.8 million of the increase in revenues over the prior year.

Revenues for the second quarter of 2002 included approximately $3.3 million from Metcare Rx, the Company's pharmacy division, which began operations in the Daytona market in June 2001, New York in July 2001, and Maryland in October 2001. For the same period in 2001, pharmacy revenues were only $24,000. Management believes that with the proper capitalization, MetcareRx will eventually account for a significant percentage of overall revenues of the Company as it continues to expand in its existing markets and enter other markets. Pharmacy sales to the PSN of approximately $319,000 have been eliminated in consolidation. In addition, revenues for the first quarter of 2002 included $406,000 from its clinical laboratory (Metlabs), as compared to revenues of only $37,000 in the first quarter of the prior year.

EXPENSES

Operating expenses for the second quarter of 2002 increased 51% over the prior year, higher than the 30% increase in revenues. However, included in the quarter are approximately $4.6 million in significant charges to direct medical costs, as discussed above. Exclusive of these charges, operating expenses increased 35%, more in line with its increase in revenues.

Direct medical costs for the quarter ended June 30, 2002 were $34.1 million compared to $25.8 million for the quarter ended June 30, 2001. Exclusive of the significant charges discussed above, the expense for the second quarter would have been $29.6 million, well in line with the increase in PSN revenue. Direct medical costs, the largest component of expense, represent certain costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee for service basis. As a percentage of PSN revenues, the medical loss ratio (MLR) amounted to 95.6% and 85.7% for the quarters ended June 30, 2002 and 2001, respectively. Adjusted for the charges discussed above, the MLR for the 2002 quarter amounted to 82.9%, an 2.8% improvement over 2001. This improvement results from the Company's continually improving utilization initiatives, including its hospitalist, partners in quality (PIQ), and oncology programs, and the increased funding it received during the quarter, offset in part by increases in Part A (hospital) costs due to new contracts with hospitals in the Company's Daytona network.

Cost of sales for the second quarter of 2002 totaled $2.4 million and represents the cost of the pharmaceuticals sold by MetcareRx. The pharmacy division had a gross profit percentage for the 2002 quarter of 33%.

Salaries and benefits for the second quarter of 2002 increased $1.6 million over the second quarter of the prior year to $3.1 million. Since June 30, 2001, the Company expanded its operations as it continued to implement its business plan. In July 2001, a medical center was opened in Boca Raton, incurring $107,000 in payroll costs for the second quarter of 2002. Metlabs accounted for $116,000 of the increase in payroll expenses while MetcareRx accounted for $915,000 of incremental payroll costs in its Florida, New York and Maryland facilities. The Company believes it has the necessary management in place at MetcareRx to support the revenue growth the Company anticipates in 2002 and beyond. Expansion of the services the Company provides in its Daytona market in an effort to control its medical costs accounted for $345,000 of the increase while salary increases, increases in medical insurance premiums and a bolstering of staffing throughout the Company accounted for the balance of the increase, which was partially offset by a $27,000 incremental decrease resulting from the closure of a medical practice in the second half of 2001.

Depreciation and amortization for the quarter ended June 30, 2002 was $344,000 compared to $215,000 the year before. The increase of approximately $129,000 is due primarily to amortization of financing costs and an increase in depreciation on fixed assets acquired over the past twelve months.

Consulting expense increased approximately $589,000, from $225,000 in the quarter ended June 30, 2001 to $814,000 in the same period in 2002. Of the increase, $388,000 was incurred in the Company's Hospitalist, Oncology and Utilization/Quality Assurance/Management programs, which are designed to lower direct medical costs while improving patient care, $129,000 of incremental expense was incurred in connection with investment banking and advisory services and $40,000 was spent in the development of the Company's HMO, part of its long-term goal to diversify its revenue base. Also, in conjunction with its June 2001 cancellation of the Pharmacy Management and Preferred Provider Agreements with a pharmacy consultant, the Company entered into a one-year software agreement with the consultant, accounting for $25,000 in incremental expense in 2002. Expenses associated with new operations account for the balance of the increase.

General and administrative expenses increased from $850,000 in the second quarter of 2001 to $2.4 million in the second quarter of 2002, an increase of $1.6 million. The pharmacy operations accounted for $483,000 in incremental general and administrative expenses while the costs of the Company's Oncology program accounted for an additional $798,000 in increases. The balance of the increase was incurred by the Company's clinical laboratory, accounting for $369,000 of the incremental costs, which were partially offset by the savings of $58,000 resulting from the closure of a medical practice in the second half of 2001.

Interest expense increased $938,000 for the June quarter, due in large part to the previously mentioned charge of $808,000 incurred in conjunction with a Convertible Debenture financing completed in May 2002. The balance of the increase is due to the increased amount of debt carried by the Company at June 30, 2002 as compared to the prior year.

Six Months Ended June 30, 2002

REVENUES

Revenues for the six months ended June 30, 2002 increased 30% compared to the same period in 2001, from $60.1 million to $77.9 million. PSN revenues from the HMO increased $10.7 million from $59.2 million to $69.9 million. June 2002 PSN revenues included approximately $3.6 million of additional Medicare and commercial funding over the six months ended June 2001 and the Company expects to receive similar additional monthly amounts for the foreseeable future. In addition, an increase in the number of covered lives within the PSN network contributed approximately $7.1 million of the increase in revenues over the prior year.

Revenues for the first six months of 2002 included approximately $6.4 million from Metcare Rx, the Company's pharmacy division, which began operations in the Daytona market in June 2001, New York in July 2001, and Maryland in October 2001. For the same period in 2001, pharmacy revenues were only $24,000. Management believes that with the proper capitalization, MetcareRx will eventually account for a significant percentage of overall revenues of the Company as it continues to expand in its existing markets and enter other markets. Pharmacy sales to the PSN of approximately $562,000 have been eliminated in consolidation. In addition, revenues for 2002 included $886,000 from its clinical laboratory (Metlabs), as compared to revenues of only $60,000 in the prior year.

EXPENSES

Operating expenses for first six months of 2002 increased 42% over the prior year, higher than the 30% increase in revenues. However, included in 2002 are approximately $4.6 million in significant charges to direct medical costs, as discussed above. Exclusive of these charges, operating expenses increased 33%, more in line with its increase in revenues.

Direct medical costs for the six months ended June 30, 2002 were $63.2 million compared to $51.4 million for the same period in 2001. Exclusive of the charges discussed above, the expense for 2002 would have been $58.7 million, well in line with the increase in PSN revenue. Direct medical costs, the largest component of expense, represent certain costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee for service basis. As a percentage of PSN revenues, the medical loss ratio (MLR) amounted to 90.5% and 86.8% for the six months ended June 30, 2002 and 2001, respectively. Adjusted for the charges discussed above, the MLR for the 2002 amounted to 84.0%, a 2.8% improvement over 2001. This improvement results from the Company's continually improving utilization initiatives, including its hospitalist, partners in quality (PIQ), and oncology programs, and the increased funding it received during 2002, offset in part by increases in Part A (hospital) costs due to new contracts with hospitals in the Company's Daytona network.

Cost of sales for the first two quarters of 2002 totaled $4.7 million and represents the cost of the pharmaceuticals sold by MetcareRx. The pharmacy division had a gross profit percentage for the six months ending June 30, 2002 of 33%.

Salaries and benefits for the first six months of 2002 increased $3.4 million over 2001 to $6.3 million. Since June 30, 2001, the Company expanded its operations as it continued to implement its business plan. In July 2001, a medical center was opened in Boca Raton, incurring $202,000 in payroll costs for the first six months of 2002. Metlabs accounted for $283,000 of the increase in payroll expenses while MetcareRx accounted for $1.9 million of incremental payroll costs in its Florida, New York and Maryland facilities. The Company believes it has the necessary management in place at MetcareRx to support the revenue growth the Company anticipates in 2002 and beyond. Expansion of the services the Company provides in its Daytona market in an effort to control its medical costs accounted for $655,000 of the increase while salary increases, increases in medical insurance premiums and a bolstering of staffing throughout the Company, particularly in the PSN, accounted for the balance of the increase, which was partially offset by a $66,000 incremental decrease resulting from the closure of a medical practice in the second half of 2001.

Depreciation and amortization for the six months ended June 30, 2002 was $542,000 compared to $421,000 the year before. The increase of approximately $121,000 is due primarily to amortization of financing costs and an increase in depreciation on fixed assets acquired over the past twelve months.

Consulting expense increased approximately $1.1 million, from $364,000 in the six months ended June 30, 2001 to $1.4 million in the same period in 2002. Of the increase, $557,000 was incurred in the Company's Hospitalist, Oncology and Utilization/Quality Assurance/Management programs, which are designed to lower direct medical costs while improving patient care, $188,000 of incremental expense was incurred in connection with investment banking and advisory services and $142,000 was spent in the development of the Company's HMO, part of its long-term goal to diversify its revenue base. Also, in conjunction with its June 2001 cancellation of the Pharmacy Management and Preferred Provider Agreements with a pharmacy consultant, the Company entered into a one-year software agreement with the consultant, accounting for $100,000 in incremental expense in 2002. Expenses associated with new operations account for most of balance of the increase.

General and administrative expenses increased from $1.7 million in the first two quarters of 2001 to $4.2 million in 2002, an increase of $2.5 million. The pharmacy operations accounted for $986,000 in incremental general and administrative expenses while the costs of the Company's Oncology program accounted for an additional $810,000 in increases. The balance of the increase was incurred by the Company's clinical laboratory, accounting for $826,000 of the incremental costs, which were partially offset by the savings of $120,000 resulting from the closure of a medical practice in the second half of 2001.

Interest expense increased $917,000 for the six months ended June 30, 2002 as compared to 2001, due in large part to the previously mentioned charge to interest expense of $808,000 incurred in conjunction with a Convertible Debenture financing completed in May 2002. The balance of the increase is due to the increased amount of debt carried by the Company at June 30, 2002 as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2002 the Company raised approximately $5.2 million in debt and equity financing. However, the Company has sustained negative cash flows from operations since 2000, primarily as a result of the Company's diversification of its revenue base, including the pharmacy and clinical laboratory operations. Although the Company's goal is to be cash flow positive from operations in the fourth quarter of 2002, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations. The auditor's report on the Company's financial statements for the year ended December 31, 2001 states that certain matters raise substantial doubt about the Company's ability to continue as a going concern.

To address these concerns, the Company continues to actively pursue an accounts receivable and inventory line of credit to support the growth in its pharmacy division. In addition, the Company projects cash flow from the HMO to increase significantly over the remainder of the year as a result of its improved contract terms and utilization initiatives. Also, management has taken measures to reduce overhead and is reviewing its operations for further reductions.

In conjunction with its review of its operations and in line with its goal of achieving positive cash flows by the fourth quarter of 2002, the Company has decided to dispose of its clinical laboratory, which the Company believes will result in an increase in both operational profitability and cash flow. The effect of this disposition cannot be accurately determined at this time but management estimates that a loss on disposition of a business segment of $800,000 to $1,200,000 will be recognized in the quarter ended September 30, 2002. Management has implemented and continues to review other cost cutting measures as well as potential sources of increased revenue in order to accomplish its goals.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial obligations. Management believes that actions presently being taken, as described in the preceding paragraphs, provide the opportunity for the Company to continue as a going concern.

During the first quarter of 2002, the Company issued 500,000 shares to accredited investors, in connection with private placements, resulting in proceeds of $500,000 that were used for working capital. Additionally, the Company borrowed $1.7 million on short-term notes payable that were due June 2002, since extended, and $625,000 in long-term notes payable, with varying interest rates ranging from 5% to 24% and beneficial conversion features. Certain notes also provided for issuance of 65,000 warrants in the aggregate and are collateralized by all the Company's assets. The proceeds from these transactions were used for working capital. Such offerings were to accredited investors pursuant to Section 4(2) of the Securities and Exchange Act of 1934.

In May 2002, the Company entered into a "Securities Purchase Agreement", in which it issued $1,580,000 6% Convertible debentures due 5/24/04 and 150,000 warrants to purchase common stock. The purchase price for the promissory note and Warrants was $1,501,000 or 95% of the principal amount of the Convertible Debentures. The Holder shall have the right at its option to convert the Convertible Debenture into shares of common stock. In addition, in May the Company entered into a "Securities Purchase Agreement" in which the Company issued a $1,200,000 principal amount Promissory Note due 5/24/04 and 500,000 warrants to purchase common stock. The purchase price for the promissory note and warrants was $1.2 million. Interest is payable quarterly at a rate of 12% per annum, commencing June 30, 2002, and principal is due at maturity.

The primary source of the Company's liquidity is derived from payments from its full-risk contracts with an HMO. In March 2002, two investors, on behalf of the Company, funded $1.0 million as collateral for a letter of credit in favor of the HMO. The letter of credit was required by the Company's contract with the HMO and enabled the Company to favorably renegotiate certain terms of the contract. The Company has agreed to purchase the collateral over ten months at an effective rate of 24% per annum and at June 30, 2002, $300,000 had been purchased.

As discussed in Note 2, the Company, in conjunction with its outside consultants, makes certain estimates with regards to revenues, expenses and resulting accounts receivable arising from agreements with the HMO. While the Company believes these amounts will ultimately be realizable, the collection cycle of these estimated amounts usually exceeds the typical collection time required to collect medical accounts receivable. Often these amounts are subject to different interpretation by the Company and the HMO and, accordingly, needs to be reconciled with the HMO. As a result, certain revenue and cost estimates may be settled for amounts different than previously estimated. Management has recorded a reserve of $1.5 million against these receivables.

At June 30, 2002 the Company had a recorded liability for unpaid payroll taxes and related interest and penalties of approximately $2.4 million. The Company previously negotiated an installment plan with the Internal Revenue Service
(IRS) whereby it made monthly installments of $100,000 on the amount in arrears. The Company is currently negotiating with the IRS for a new installment agreement and has proposed a three-year payout whereby the liability would be retired at the end of the agreement .

PART II   OTHER INFORMATION

ITEM 1.  SUMMARY OF LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          NONE

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

ITEM 5.  OTHER INFORMATION

          NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          EXHIBITS

          No. 99.1 - Certification of CEO
          No. 99.2 - Certification of CFO

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

                                    METROPOLITAN HEALTH NETWORKS, INC.
                                    Registrant



Date:  August 14, 2002                     /s/ Fred Sternberg
                                           ------------------------------------

                                           Fred Sternberg
                                           Chairman, President and
                                           Chief Executive Officer



Date:  August 14, 2002                     /s/ David S. Gartner
                                           ------------------------------------

                                           David S. Gartner
                                           Chief Financial Officer