Form 10-Q
period 2002-09-30
METROPOLITAN HEALTH NETWORKS INC
filed 2002-11-14
CIK 1009379

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                        Outstanding as of September 30, 2002
           -----                        ------------------------------------

Common Stock par value $.001                         31,364,127

METROPOLITAN HEALTH NETWORKS, INC.

INDEX


                                                                             Page
                                                                             ----
Part I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited):
                Condensed Consolidated Balance Sheets
                as of September 30, 2002 and December 31, 2001                   3

                Condensed Consolidated Statements of
                Operations for the Three and Nine Months
                Ended September 30, 2002 and 2001                                4

                Condensed Consolidated Statements of
                Cash Flows for the Nine Months Ended
                September 30, 2002 and 2001                                      5

                Notes to Condensed Consolidated
                Financial Statements                                          6-12

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                        12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Item 4.     Controls and Procedures

PART II.    OTHER INFORMATION

                Summary of Legal Proceedings                                    19

                Changes in Securities and Use of Proceeds                       19

                Default Upon Senior Securities                                  19

                Submission of Matters to a Vote of Security
                Holders                                                         19

                Other Information                                               19

                Forward Looking Statements and
                Associated Risks                                                20

SIGNATURES                                                                      20


METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
================================================================================



                                                                                 September 30, 2002  December 31, 2001
                                                                                    (Unaudited)         (Audited)
                                                                                 ------------------  -----------------

                                      ASSETS

CURRENT ASSETS
     Cash and equivalents                                                          $    219,066       $    393,968
     Accounts receivable, net of allowances                                          14,305,882         13,362,782
     Inventory                                                                        1,276,777            697,489
     CDs-restricted                                                                     600,000                 --
     CDs receivable-restricted                                                          400,000                 --
     Other current assets                                                               499,855            451,627
                                                                                   ------------       ------------
         Total current assets                                                        17,301,580         14,905,866
PROPERTY AND EQUIPMENT, net                                                           1,227,894          1,336,168
GOODWILL, net                                                                         1,993,824          2,977,874
OTHER ASSETS                                                                            350,001            142,767
                                                                                   ------------       ------------
     TOTAL ASSETS                                                                  $ 20,873,299       $ 19,362,675
                                                                                   ============       ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                              $  4,110,919       $  4,076,628
     Advances from HMO                                                                  663,953          1,152,953
     Payroll taxes payable                                                            3,387,185          2,631,179
     Accrued expenses                                                                   876,838          1,000,976
     Notes payable                                                                    1,387,205                 --
     Current maturities of capital lease obligations                                    123,958            106,002
     Current maturities of long-term debt                                               578,751            828,788
                                                                                   ------------       ------------
         Total current liabilities                                                   11,128,809          9,796,526
                                                                                   ------------       ------------
CAPITAL LEASE OBLIGATIONS                                                               134,705            197,103
                                                                                   ------------       ------------
LONG-TERM DEBT                                                                        2,769,089            689,812
                                                                                   ------------       ------------

CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, par value $.001 per share; stated value $100 per share;
         10,000,000 shares authorized; 5,000 issued and outstanding                     500,000            500,000
     Common stock, par value $.001 per share; 80,000,000 shares authorized;
         31,364,127 and 27,479,087 issued and outstanding                                31,364             27,479
     Additional paid-in capital                                                      29,840,403         26,044,905
     Accumulated deficit                                                            (23,188,126)       (17,575,786)
     Common stock issued for services to be rendered                                   (342,945)          (317,364)
                                                                                   ------------       ------------
         Total stockholders' equity                                                   6,840,696          8,679,234
                                                                                   ------------       ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 20,873,299       $ 19,362,675
                                                                                   ============       ============


                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
================================================================================

                                                                     Nine Months Ended                      Three Months Ended
                                                            -------------------------------------   -----------------------------
                                                               SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,   SEPTEMBER 30,
                                                                 2002                2001                2002           2001
                                                              (Unaudited)         (Unaudited)        (Unaudited)     (Unaudited)
                                                            -----------------   -----------------   ---------------   -----------
REVENUES                                                $ 114,723,677       $  92,357,885       $  37,709,460       $  32,321,966
                                                        -------------       -------------       -------------       -------------
EXPENSES
   Direct medical costs                                    93,090,296          78,619,733          29,860,948          27,252,555
   Cost of sales                                            7,016,852             435,722           2,364,929             417,339
   Payroll, payroll taxes and benefits                      8,614,815           4,515,856           2,750,196           1,756,108
   Medical supplies                                         1,414,464              55,236             643,798              27,376
   Depreciation and amortization                              797,529             612,122             264,941             201,853
   Consulting expense                                       1,961,090             605,841             598,177             315,804
   General and administrative                               4,456,542           2,224,134           1,536,087             719,260
                                                        -------------       -------------       -------------       -------------
     Total expenses                                       117,351,588          87,068,644          38,019,076          30,690,295
                                                        -------------       -------------       -------------       -------------
INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)                (2,627,911)          5,289,241            (309,616)          1,631,671
                                                        -------------       -------------       -------------       -------------
OTHER INCOME (EXPENSE):

   Interest and penalty expense                            (1,664,498)           (492,063)           (396,425)           (141,289)
   Other income                                                62,294              19,796              29,973               7,797
                                                        -------------       -------------       -------------       -------------
     Total other income (expense)                          (1,602,204)           (472,267)           (366,452)           (133,492)
                                                        -------------       -------------       -------------       -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
                                                           (4,230,115)          4,816,974            (676,068)          1,498,179
                                                        -------------       -------------       -------------       -------------
DISCONTINUED OPERATIONS:
   Loss from operations of discontinued operations           (481,901)           (405,787)           (412,833)           (107,667)
   Loss on disposal of discontinued operations               (900,324)                 --            (900,324)                 --
                                                        -------------       -------------       -------------       -------------
LOSS FROM DISCONTINUED OPERATIONS                          (1,382,225)           (405,787)         (1,313,157)           (107,667)
                                                        -------------       -------------       -------------       -------------
NET INCOME (LOSS) BEFORE INCOME TAXES                      (5,612,340)          4,411,187          (1,989,225)          1,390,512
INCOME TAXES                                                       --              63,827                  --              63,827
                                                        -------------       -------------       -------------       -------------
NET INCOME (LOSS)                                       $  (5,612,340)      $   4,347,360       $  (1,989,225)      $   1,326,685
                                                        =============       =============       =============       =============
Weighted Average Number of Common Shares
   Outstanding                                             30,068,891       $  25,333,662          31,273,935       $  27,241,510
                                                        =============       =============       =============       =============
Income (Loss) from continuing operations                $       (0.14)      $        0.19       $       (0.02)      $        0.05
                                                        =============       =============       =============       =============
Loss from discontinued operations                       $       (0.05)      $       (0.02)      $       (0.04)      $        0.00
                                                        =============       =============       =============       =============
Net earnings (loss) per share - basic                   $       (0.19)      $        0.17       $       (0.06)      $        0.05
                                                        =============       =============       =============       =============
Net earnings (loss) per share - diluted                 $       (0.19)      $        0.15       $       (0.06)      $        0.04
                                                        =============       =============       =============       =============

                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
================================================================================


                                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                                             2002                   2001
                                                                         (Unaudited)              (Unaudited)
                                                                         -----------             -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                    $(5,612,340)            $ 4,347,360
                                                                         -----------             -----------
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Provision for bad debt and additional IBNR                           3,786,971                 200,000
      Loss on disposal of discontinued operations                            900,324                      --
      Write-down of goodwill                                                  22,209                      --
      Depreciation and amortization                                        1,087,299                 661,800
      Interest expense on beneficial conversion feature                      808,372                      --
      Stock and warrants issued in lieu of cash for services                 264,451                 311,097
      Changes in assets and liabilities:
        Accounts receivable, net                                          (4,730,071)             (7,917,195)
        Inventory                                                           (579,288)                     --
        Other current assets                                                 (48,228)               (569,597)
        Other assets                                                        (640,469)                (69,708)
        Accounts payable and accrued expenses                                884,588                (282,043)
        Payroll taxes payable                                                756,006                (200,862)
        Due to related parties                                                    --                (105,800)
        Unearned revenue                                                          --                (906,944)
                                                                         -----------             -----------
          Total adjustments                                                2,512,164              (8,879,252)
                                                                         -----------             -----------
            Net cash used in operating activities                         (3,100,176)             (4,531,892)
                                                                         -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of restricted CDs                                              (600,000)                     --
    Capital expenditures                                                    (263,481)               (414,343)
                                                                         -----------             -----------
            Net cash used in investing activities                           (863,481)               (414,343)
                                                                         -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments on line of credit                                              --                 (76,104)
    Borrowings on notes payable                                            5,026,357                 198,391
    Repayments on notes payable                                           (1,063,014)               (279,039)
    Net borrowings (repayments) on capital leases                            (92,867)                 83,936
    Proceeds from issuance of stock                                          530,105               5,177,375
    Proceeds from exercise of options                                             67                 386,583
    Cash paid for stock price guarantee on settlement of debt               (122,893)                     --
    Repayments on advances from HMO                                         (489,000)               (140,202)
                                                                         -----------             -----------
            Net cash provided by financing activities                      3,788,755               5,350,940
                                                                         -----------             -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                             (174,902)                404,705
CASH AND EQUIVALENTS - BEGINNING                                             393,968                  44,724
                                                                         -----------             -----------
CASH AND EQUIVALENTS - ENDING                                            $   219,066             $   449,429
                                                                         ===========             ===========


                       See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
================================================================================

NOTE 1.  BASIS OF PRESENTATION


    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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


    The effective tax rate for the nine months ended September 30, 2002 differed from the federal statutory rate due principally to an increase in the deferred tax asset valuation allowance.

    REVENUES

    Revenues are recorded when services are rendered or pharmacy products are sold. Revenues from one health maintenance organization (HMO) accounted for approximately 91% and 98% of the Company's total revenues for the quarters ended September 30, 2002 and 2001, and 90% and 98% for the nine months then ended.

    Contracts with the HMO in the South Florida and Daytona markets renew automatically unless cancelled by either party with 120-day notice. These contracts expire December 31, 2002, however the contracts have been renewed for one year effective January 1, 2003. The Company expects the contracts to continue for the foreseeable future.

    RECLASSIFICATION

    Certain amounts reported in the comparative financial statements have been reclassified to conform with the presentation for the periods ended September 30, 2002.

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

    ACCOUNTS RECEIVABLE

    Accounts receivable at September 30, 2002 and December 31, 2001 were as follows:


                                               September 30,     December 31,
                                                    2002              2001
                                                -----------       -----------

         HMO accounts receivable, net           $11,037,000       $10,540,000
         Non HMO accounts receivable, net         3,269,000         2,823,000
                                                -----------       -----------
         Accounts receivable                    $14,306,000       $13,363,000
                                                ===========       ===========



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

    The HMO has agreed to certain credits in their entirety and to analyze other amounts it has not yet quantified on certain past transactions. The HMO is in the process of quantifying past transactions charged at incorrect rates. In connection therewith, management has established a reserve of approximately $1.5 million against the estimated net credits (aggregating $8.6 million) and therefore $7.1 million is included in accounts receivable, net of allowances. The estimated credits currently outstanding relate to the years from 2000 to the present. Management is in the process of, and intends to pursue collection of all estimated retroactive adjustments. Management believes its estimates of IBNR claims and estimates of retroactive adjustments are reasonable, however, it is reasonably possible the Company's estimate of these costs could change in the near term, and those changes may be material.

    In addition to the retroactive adjustments, from time to time the Company is charged by the HMO for certain medical expenses which the Company believes it is not liable for. In connection therewith, the Company, through its outside consultants, is contesting certain costs aggregating approximately $10.9 million. Management's estimate of recovery on these contestations is determined based upon its and the consultants' judgment, and their consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors. Accordingly, accounts receivable due from the HMO includes approximately $2.2 million, which represents estimated recovery of 20% of 2000, 2001 and 2002 contestations outstanding at September 30, 2002. It is reasonably possible the Company's estimate of these recoveries could change in the near term, and those changes may be material.


    Under the contracts with the HMO, the Company receives payments from the HMO, net of direct medical costs paid on behalf of the Company, on a monthly basis. From time to time the HMO will also make advances to the Company. Payments on adjustments are paid as processed by the HMO. However, as it is sometimes difficult to quantify these adjustments, payment can often be delayed for extended periods.

    Non-HMO accounts receivable, aggregating approximately $7.7 million at September 30, 2002 relate principally to prescription sales and medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible (approximately $4.4 million). Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors, however it is reasonable possible the Company's estimate of uncollectible amounts could change in the near term, and those changes may be material. Non-HMO accounts receivable included approximately $4.6 million from discontinued operations of which $3.8 million is estimated to be uncollectible.

    Non-HMO accounts receivable are typically uncollateralized customer obligations due under normal trade terms requiring payment within 30-90 days from the invoice date. The Company does not charge late fees or penalties on delinquent invoices, however it continually evaluates the need for a valuation allowance (Allowance). The Allowance reflects management's best estimate of the amounts that will not be collected. Management reviews all non-current accounts receivable balances on an ongoing basis and, based on this assessment of current creditworthiness, estimates the portion, if any, that will not be collected. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.


    NET INCOME PER SHARE


    The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period; 31,273,935 and 30,068,891 for the three and nine months ended September 30, 2002. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants to purchase shares of common stock. Outstanding stock equivalents were not considered in the calculation of diluted earnings (loss) per common share for the three and nine months ended September 30, 2002, as their effect would have been anti-dilutive.


                                                                 Nine Months Ended                 Three Months Ended
                                                          -------------------------------       -------------------------------
                                                             9/30/02            9/30/01           9/30/02            9/30/01
                                                          ------------       ------------       ------------       ------------
      Net Income (loss)                                   $ (5,612,340)      $  4,347,360       $ (1,989,225)      $  1,326,685
      Less: Preferred stock dividend                                --            (37,500)                --            (12,500)
                                                          ------------       ------------       ------------       ------------
      Income (loss) available to common shareholders      $ (5,612,340)      $  4,309,860       $ (1,989,225)      $  1,314,185
                                                          ============       ============       ============       ============
      Denominator:
      Weighted average common shares outstanding            30,068,891         25,333,662         31,273,935         27,241,510
                                                          ============       ============       ============       ============
      Basic earnings (loss) per common share              $      (0.19)      $       0.17       $      (0.06)      $       0.05
                                                          ============       ============       ============       ============

      Net Income (loss)                                   $ (5,612,340)      $  4,347,360       $ (1,989,225)      $  1,326,685
      Interest on convertible securities                            --             32,327                 --             10,471
                                                          ------------       ------------       ------------       ------------
                                                          $ (5,612,340)      $  4,379,687       $ (1,989,225)      $  1,337,156
                                                          ============       ============       ============       ============
      Weighted average common shares outstanding            30,068,891         28,590,688         31,273,935         30,520,870
                                                          ============       ============       ============       ============
      Diluted earnings (loss) per common share            $      (0.19)      $       0.15       $      (0.06)      $       0.04
                                                          ============       ============       ============       ============


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


                                                               For the Nine Months                    For the Three Months
                                                               Ended September 30,                    Ended September 30,
                                                        ---------------------------------      ---------------------------------
                                                             2002                2001               2002                2001
                                                        -------------       -------------      -------------       -------------
      Reported net income (loss)                        $  (5,612,340)      $   4,347,360      $  (1,989,225)      $   1,326,685
      Add-back goodwill amortization, net of tax                   --             294,367                 --              98,564
                                                        -------------       -------------      -------------       -------------
      Adjusted net income (loss)                        $  (5,612,340)      $   4,641,727      $  (1,989,225)      $   1,425,249
                                                        =============       =============      =============       =============

      Reported basic net income per share               $       (0.19)      $        0.17      $       (0.06)      $        0.05
      Add-back goodwill amortization                               --                0.01                 --                  --
                                                        -------------       -------------      -------------       -------------
      Adjusted basic net income (loss) per share        $       (0.19)      $        0.18      $       (0.06)      $        0.05
                                                        =============       =============      =============       =============

      Reported diluted net income (loss) per share      $       (0.19)      $        0.15      $       (0.06)      $        0.04
      Add-back goodwill amortization                               --                0.01                 --                  --
                                                        -------------       -------------      -------------       -------------
      Adjusted diluted net income (loss) per share      $       (0.19)      $        0.16      $       (0.06)      $        0.04
                                                        =============       =============      =============       =============


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

NOTE 3.  LIQUIDITY AND CAPITAL RESOURCES

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. However, the Company has incurred negative cash flows from operations, partly as a result of the Company's diversification of its revenue base, including the pharmacy and clinical laboratory operations. Although the Company expects its cash flow from operations to continue to improve, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations, and may be forced to discontinue a material business segment or overall operations.


    In the first nine months of 2002, the Company issued 500,000 shares of common stock in connection with private placement offerings, resulting in net proceeds of $500,000. Additionally, the Company borrowed $1,700,000 in short-term notes payable and $2,780,000 in long-term notes and debentures, with varying interest rates and maturities (see Notes 5-6).


    Management has negotiated and is in the process of closing an accounts receivable financing agreement to support the growth in its pharmacy division. In addition, the Company projects cash flow from HMO agreements to increase in 2003 from the expansion and implementation of new agreements. Also, management has taken measures to reduce overhead and is reviewing its operations for further reductions.


    In conjunction with its review of its operations, the Company decided to dispose of its clinical laboratory, which the Company believes will result in an increase in both operational profitability and cash flow. Accordingly, in the quarter ended September 30, 2002, the Company recognized a $1.2 million loss on disposal of discontinued operations.

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

    During 2002, the Company received approximately $40,000 under the Equity Facility and on March 5, 2002, the Company terminated the Equity Facility.


NOTE 5.  SHORT-TERM DEBT

    In the first quarter of 2002, the Company borrowed a total of $1,700,000 due in June 2002, since extended through February 2003. The notes bear interest of 24-25% and are collateralized by a total of 3,200,000 shares of common stock and by all the Company's assets. The proceeds from these transactions were used for working capital.


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

    Accordingly, compensation expense has been recorded to the extent the market value of the underlying stock exceeded the exercise price at the date of grant. For the three and nine months ended September 30, 2002 no compensation was recorded. During those same periods in 2001, there was no compensation in the three months and approximately $54,000 in the nine months ended September 30, 2001.


NOTE 9.  COMMITMENTS AND CONTINGENCIES

    LITIGATION

    The Company is a party to various claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a material adverse effect on the financial position or the results of operations of the Company.

    PAYROLL TAXES PAYABLE


    In 2000, the Company negotiated an installment plan with the Internal Revenue Service (IRS) related to unpaid payroll tax liabilities including interest and penalties totaling approximately $2.1 million at September 30, 2002. Under the plan the Company made monthly installments of $100,000 on the amount in arrears. This agreement has expired and the full amount is deemed due upon demand. The Company is currently negotiating with the IRS for a new installment agreement and has proposed a three-year payout whereby the liability would be retired at the end of the agreement. This amount plus approximately $1.3 million related to 2002 payroll taxes are included as payroll taxes payable at September 30, 2002. While management believes it will be successful in negotiating a new agreement, there can be no assurance that the IRS will accept the proposal on these delinquent taxes.


    LETTER OF CREDIT

    In March 2002, two investors, on behalf of the Company, provided funding for certificates of deposit aggregating $1,000,000 that are used as collateral for a letter of credit in favor of the HMO. The letter of credit was required by the Company's contract with the HMO and enabled the Company to favorably renegotiate certain terms of the contract. Included in CDs receivable - restricted are CDs (collateralizing the Letter of Credit) that the Company has purchased from investors. Payments for these CDs are due over ten months at amounts that result in an effective interest rate of 24% per annum and at September 30, 2002, $600,000 had been purchased.

NOTE 10.  BUSINESS SEGMENT INFORMATION

The Company has considered its operations and has determined that it operates in three operating segments for purposes of presenting financial information and evaluating performance, PSN (managed care and direct medical services), pharmacy and clinical laboratory. The Company has allocated corporate overhead to the clinical laboratory during the time the laboratory was operational. However, the overhead allocation is not included in the loss from operations of the discontinued business segment shown in the condensed consolidated statements of operations. The PSN segment also includes all costs incurred in the development of the Company's HMO.


        THREE MONTHS ENDED SEPTEMBER 30, 2002              PSN           PHARMACY            LABORATORY            TOTAL
    --------------------------------------------     --------------  ------------------  -----------------    ---------------
    Revenues from external customers                 $   34,613,000     $  3,096,000        $        --       $   37,709,000
    Intersegment revenues                                        --          308,000                 --              308,000
    Revenues from discontinued business
       segment                                                   --               --            142,000              142,000
    Segment gain (loss) before allocated
       overhead                                           1,488,000         (364,000)        (1,313,000)            (189,000)
    Allocated corporate overhead                          1,231,000          569,000                 --            1,800,000
    Segment gain (loss) after allocated overhead            257,000         (933,000)        (1,313,000)          (1,989,000)


        THREE MONTHS ENDED SEPTEMBER 30, 2001              PSN           PHARMACY            LABORATORY            TOTAL
    --------------------------------------------     --------------  ------------------  -----------------    ---------------
    Revenues from external customers                 $   32,000,000     $    322,000                 --       $   32,322,000
    Intersegment revenues                                        --          164,000                 --              164,000
    Revenues from discontinued business
       segment                                                   --               --            140,000              140,000
    Segment gain (loss) before allocated
       overhead                                           3,012,000         (263,000)          (108,000)           2,641,000
    Allocated corporate overhead                            962,000          201,000            151,000            1,314,000
    Segment gain (loss) after allocated overhead          2,050,000         (464,000)          (259,000)           1,327,000


         NINE MONTHS ENDED SEPTEMBER 30, 2002              PSN           PHARMACY            LABORATORY            TOTAL
    --------------------------------------------     --------------  ------------------  -----------------    ---------------
    Revenues from external customers                 $  105,226,000     $  9,498,000                 --       $  114,724,000
    Intersegment revenues                                        --          870,000                 --              870,000
    Revenues from discontinued business
       segment                                                   --               --          1,028,000            1,028,000
    Segment gain (loss) before allocated
       overhead                                           2,892,000       (1,050,000)        (1,382,000)             460,000
    Allocated corporate overhead                          3,743,000        1,907,000            422,000            6,072,000
    Segment gain (loss) after allocated overhead           (851,000)      (2,957,000)        (1,804,000)          (5,612,000)


        NINE MONTHS ENDED SEPTEMBER 30, 2001               PSN           PHARMACY            LABORATORY            TOTAL
    --------------------------------------------     --------------  ------------------  -----------------    ---------------
    Revenues from external customers                 $   92,012,000     $    346,000                --        $   92,358,000
    Intersegment revenues                                        --          164,000                --               164,000
    Revenues from discontinued business
       segment                                                   --               --           199,000               199,000
    Segment gain (loss) before allocated
       overhead                                           9,163,000         (283,000)         (406,000)            8,474,000
    Allocated corporate overhead                          3,338,000          293,000           496,000             4,127,000
    Segment gain (loss) after allocated overhead          5,825,000         (576,000)         (902,000)            4,347,000



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

The primary focus of the PSN division is the continuous development and expansion of its network and infrastructure to provide services under its existing HMO contract. Current legislation and a political environment that has demonstrated support for the Medicare+Choice program have augmented many opportunities in the managed care industry. An example of this support is the current additional funding that has been proposed to begin in 2003, along with bonuses for health plans that are willing to establish a presence in underserved markets. The Company's business plan is modeled to take full advantage of the new direction of the Medicare+Choice program with the initial underserved market of the Treasure Coast of Florida (Martin, St. Lucie and Okeechobee Counties) as well as expanding its market share in South and Central Florida.

Responding to rapid increases in pharmacy spending, in June of 2001 the Company formed Metcare Rx, Inc., a wholly owned subsidiary, to control costs and to reduce prescription drug expenditures that are forecasted to increase by over 100% in the next decade. An increasing number of health plans with low-cost co-pays for drug coverage, direct-to-consumer advertising, and newer, better therapies requiring high-cost branded products all drive up the cost of pharmacy benefits. In an effort to reduce these costs, the Company has negotiated agreements allowing the Company to directly negotiate contracts for the purchase, filling and delivery of prescriptions. The Company believes it can achieve better management and control to provide cost savings and incremental revenues. As of the date of this filing, Metcare Rx operates in New York, Maryland and various locations in Florida, with additional contracts to provide services in Buffalo, New York beginning later in 2002 or early 2003.


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make a variety of estimates and assumptions. These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results can differ from the amounts previously estimated, which were based on the information available at the time the estimates were made.

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

Accounts Receivable and Revenue Recognition

The Company is a party to certain managed care contracts and provides medical care to its patients through owned and non-owned medical practices. In connection with its Provider Service Network (PSN) operations, the Company is exposed to losses to the extent of its share of deficits. Accordingly, revenues under these contracts are reported as PSN revenue, and the cost of provider services under these contracts are reported as an operating expense.

The Company recognizes non-PSN revenues, net of contractual allowances, as medical services are provided or pharmaceuticals are sold. These services or goods are typically billed to patients, Medicare, Medicaid, health maintenance organizations, insurance companies and other third parties. The Company provides an allowance for uncollectible amounts and for contractual adjustments relating to the difference between standard charges and agreed upon rates paid by certain third party payers.

Use of Estimates-PSN


In HMO-PSN arrangements, it is almost always at least reasonably possible that accounts receivable estimates could change in the near term as a result of one or more future confirming events. With regard to revenues, expenses and resulting accounts receivable arising from agreements with the HMO, the Company estimates amounts it believes will ultimately be realizable through the use of judgments and assumptions about future decisions. Contractual terms with the HMO are sometimes complex and at times subject to different interpretation by the Company and the HMO. As a result certain revenue, expense and accounts receivable estimates may differ from amounts recorded in the financial statements and may require subsequent adjustments. To assist estimating and collecting amounts due from the HMO, the Company has contracted with several outside consultants that have worked closely with the HMO or other HMOs for extended periods of time. These consultants provide numerous services including, but not limited to, HMO revenue, expense and accounts receivable analysis and monthly claims and contestation analysis. However, it is still reasonably possible that actual results may differ from the estimates.

Direct HMO medical expenses include costs incurred directly by the Company and costs paid by the HMO on the Company's behalf. These costs also include estimates of claims incurred but not reported (IBNR), estimates of retroactive adjustments to be applied by the HMO and adjustments for charges which the Company believes it is not liable ("contestations"). The IBNR estimates are made by the HMO utilizing actuarial methods and are continually evaluated and adjusted by management of the Company, based upon its specific claims experience and input from outside consultants. The Company bases its estimates of retroactive adjustments on agreements with the HMO to modify previous charges. Some of these adjustments have been quantified while others involve situations where the HMO has agreed the charges were at incorrect rates, but they have not yet quantified the difference. Contestations involve charges where the Company, with the assistance of its consultants, contests certain expenses charged by the HMO. The estimate of direct medical expense includes an estimated recovery of 20% of outstanding contestations with the HMO. It is reasonably possible that estimates of such recoveries could change and the effect of the change could be material.


Accounts receivable from the HMO represents the combined effect of the Company's interpretation of the contract with the HMO and the HMO payment patterns. Collection times on these accounts typically exceed normal collection periods reflecting the need to reconcile the different interpretations and the HMO's cash management practices.

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


RESULTS OF OPERATIONS

The Company had revenues of $37.7 million for the quarter ended September 30, 2002 and operating expenses of $38.0 million, resulting in a loss from operations of approximately $310,000 and a net loss of approximately $2.0 million, inclusive of the $1.3 million loss on disposition of its clinical laboratory discussed below. For the nine months ended September 30, 2002, the Company had revenues of $114.7 million and operating expenses of $117.4 million, a loss from operations of approximately $2.6 million and a net loss of approximately $5.6 million. Included in the quarter and nine months ended September 30, 2002 are approximately $1.3 million and $1.4 million, respectively, in losses related to the disposal of the Company's clinical laboratory. Management believes that the disposal of the lab will result in both an increase in operational profitability and cash flow on a go-forward basis. In addition, included in the nine months ended September 30, 2002 are significant adjustments of approximately $5.4 million, as discussed below. Excluding these adjustments and the disposal of the lab, the Company's operating expenses would have been $112.8 million for the nine months ended September 30, 2002, resulting in income from operations of $2.0 and net income of $1.2 million. The net loss for the quarter ended September 30, 2002, exclusive of the loss on disposal of the lab, would have been $676,000.

For the same periods in 2001, revenues amounted to $32.3 million for the quarter and $92.4 million for the nine months, resulting in net income of $1.3 million and $4.3 million respectively. On a diluted per share basis, earnings were $0.04 and $0.15 for the quarter and nine months ended September 30, 2001, respectively, compared to losses of $0.06 and $0.19 for the same periods in 2002.

In addition, the Company had working capital of $6.2 million at September 30, 2002 compared to $8.8 million a year earlier while shareholders' equity was $6.8 million at September 30, 2002 compared to $11.8 million at September 30, 2001.

As disclosed in its previous SEC filings, the Company makes certain cost estimates with regards to its contract with the HMO. Programs with the HMO are sometimes complex and at times subject to different interpretation. These cost estimates may be settled for amounts different than previously estimated or the

Company's estimate of these costs could change in amounts that could be material to the financial statements. As such, these estimates are continuously reviewed and, based on its second quarter review; management determined that an adjustment to direct medical costs of approximately $2.0 million relating to prior IBNR estimates was required. In addition, management felt an additional reserve on the remaining carrying amounts of its estimated retroactive cost adjustments would be prudent. Although it will aggressively attempt to collect these amounts, the Company established a $1.5 million reserve by a charge to its direct medical costs in the second quarter.

Additionally, direct medical expenses are based in part upon estimates of claims incurred but not reported (IBNR) by the HMO utilizing actuarial methods, and are continually evaluated by management of the Company based upon its specific claims experience. During the second quarter the HMO revised its Part A (hospital) IBNR methodology, resulting in a charge to direct medical costs of $1.1 million.

In conjunction with a Convertible Debenture financing completed in May 2002, the Company incurred a second quarter charge to interest of approximately $808,000. This charge was necessary as the holder may convert the debt at any time into company stock at a price lower than it was at the issuance of the debt.

During 2001, in an effort to diversify its revenue base and ultimately increase shareholder value, the Company implemented its pharmacy division and began the process of filing for its own HMO license. As such, the results for the quarter and nine months ended September 30, 2002 included losses incurred by the Company's pharmacy and HMO divisions, as well as its clinical laboratory, which, including allocation of corporate overhead, totaled approximately $953,000 for the quarter and $3.6 million for the nine months. It is expected that these operations, in total, will achieve profitability in the fourth quarter of 2002 through a combination of increased revenue and cost cutting measures. In line with this goal, the Company decided to dispose of its clinical laboratory, which should result in both an increase in operational profitability and cash flow. Accordingly, in the quarter ended September 30, 2002, the Company recognized $1.3 million in losses on discontinued operations.


Quarter Ended September 30, 2002

REVENUES

Revenues for the quarter ended September 30, 2002 increased 17% compared to the same period in 2001, from $32.3 million to $37.7 million. PSN revenues from the HMO increased $2.4 million from $31.8 million to $34.2 million. September 2002 PSN revenues included approximately $1.5 million of additional Medicare and commercial funding over the September 2001 quarter and the Company expects to receive similar additional monthly amounts for the foreseeable future. An increase in the number of covered lives within the PSN network accounted for the balance of the increase in revenues over the prior year.

Revenues for the third quarter of 2002 included approximately $3.4 million from Metcare Rx, the Company's pharmacy division, which began operations in the Daytona market in June 2001, New York in July 2001, and Maryland in October 2001. For the same period in 2001, pharmacy revenues were only $486,000. Management believes that with the proper capitalization, MetcareRx will eventually account for a significant percentage of overall revenues of the Company as it continues to expand in its existing markets and enter other markets. Pharmacy sales to the PSN of approximately $308,000 have been eliminated in consolidation. In addition, revenues for the third quarter of 2002 included $602,000 from its Daytona oncology offices, as compared to nothing the prior year. These increases were offset, in part, by approximately $200,000 in decreases due to a closed medical practice and a reduction in fee-for-service revenue in its primary care medical offices.

EXPENSES

Operating expenses for the third quarter of 2002 were $38.0 million, a 24% increase over prior year operating expenses of $30.7 million. Direct medical costs for the quarter ended September 30, 2002 were $29.9 million compared to $27.3 million for the quarter ended September 30, 2001. Direct medical costs, the largest component of expense, represent certain costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee for service basis. As a percentage of PSN revenues, the medical loss ratio (MLR) amounted to 87.4% and 85.7% for the quarters ended September 30, 2002 and 2001, respectively. This increase due primarily due to increases in Part A (hospital) costs due to new contracts with hospitals in the Company's Daytona network. These increases were offset in part by the Company's continually improving utilization initiatives, including its hospitalist, partners in quality (PIQ), and oncology programs.

Cost of sales for the third quarter of 2002 totaled $2.4 million and represents the cost of the pharmaceuticals sold by MetcareRx. The pharmacy division had a gross profit percentage for the 2002 quarter of 31%.

Salaries and benefits for the third quarter of 2002 increased $994,000 over the third quarter of the prior year to $2.8 million. MetcareRx, the Company's pharmacy division, accounted for $697,000 of the increase, while expansion of the services the Company provides in its Daytona market in an effort to control its medical costs accounted for $317,000 of increases. The Company believes it has the necessary management in place to support the revenue growth the Company anticipates in 2003 and beyond.

Medical supplies were $644,000 for the September quarter, compared to $27,000 in 2001. Medical supply costs are incurred in all the Company's medical offices, most prominently in the Company's two Daytona oncology offices, which accounted for $630,000 of the quarter's expense.

Depreciation and amortization for the quarter ended September 30, 2002 was $265,000 compared to $202,000 the year before. The increase is due primarily to depreciation on fixed assets acquired over the past twelve months.

Consulting expense increased approximately $282,000, from $316,000 in the quarter ended September 30, 2001 to $598,000 in the same period in 2002. Of the increase, $248,000 was incurred in the Company's Hospitalist, Oncology and Utilization/Quality Assurance/Management programs, which are designed to lower direct medical costs while improving patient care, and $20,000 was spent in the development of the Company's HMO, part of its long-term goal to diversify its revenue base.

General and administrative expenses increased from $719,000 in the third quarter of 2001 to $1.5 million in the third quarter of 2002, an increase of $781,000. The pharmacy operations accounted for $340,000 in incremental general and administrative expenses while the costs of the Company's oncology and hospitalist programs and other PSN expansion accounted for an additional $166,000 in incremental costs. The prior year quarter also included approximately $112,000 in accounts payable write-offs and settlements relating to discontinued operations and $98,000 in incremental insurance increases.

Interest expense increased $255,000 for the September quarter due to the increased amount of debt carried by the Company at September 30, 2002 as compared to the prior year.


Nine Months Ended September 30, 2002

REVENUES

Revenues for the nine months ended September 30, 2002 increased 24% compared to the same period in 2001, from $92.4 million to $114.7 million. PSN revenues from the HMO increased $13.0 million from $91.0 million to $104.0 million. September 2002 PSN revenues included approximately $4.7 million of additional Medicare and commercial funding over the nine months ended September 2001 and the Company expects to receive similar additional monthly amounts for the foreseeable future. In addition, an increase in the number of covered lives within the PSN network contributed approximately $8.3 million of the increase in revenues over the prior year.

Revenues for the first nine months of 2002 included approximately $10.4 million from Metcare Rx, the Company's pharmacy division, which began operations in the Daytona market in June 2001, New York in July 2001, and Maryland in October 2001. For the same period in 2001, pharmacy revenues were only $511,000. Management believes that with the proper capitalization, MetcareRx will eventually account for a significant percentage of overall revenues of the Company as it continues to expand in its existing markets and enter other markets. Pharmacy sales to the PSN of approximately $870,000 have been eliminated in consolidation. In addition, revenues for 2002 included $1.3 from its Daytona oncology offices, as compared to nothing the prior year. These increases were partially offset by decreases in revenue due to closed medical practices totaling $354,000 over 2001.

EXPENSES

Operating expenses for first nine months of 2002 increased 35% over the prior year, higher than the 24% increase in revenues. However, included in 2002 are approximately $4.6 million in significant charges to direct medical costs, as discussed above. Exclusive of these charges, operating expenses increased 29%, more in line with its increase in revenues.

Direct medical costs for the nine months ended September 30, 2002 were $93.1 million compared to $78.6 million for the same period in 2001. Exclusive of the charges discussed above, the expense for 2002 would have been $88.5 million, more in line with the increase in PSN revenue. Direct medical costs, the largest component of expense, represent certain costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee for service basis. As a percentage of PSN revenues, the medical loss ratio (MLR) amounted to 89.5% and 86.4% for the nine months ended September 30, 2002 and 2001, respectively. Adjusted for the charges discussed above, the MLR for the 2002 would amount to 85.0%, a 1.4% improvement over 2001. This improvement resulted from the Company's continually improving utilization initiatives, including its hospitalist, partners in quality (PIQ), and oncology programs, and the increased funding it received during 2002, offset in part by increases in Part A (hospital) costs due to new contracts with hospitals in the Company's Daytona network.

Cost of sales for the first three quarters of 2002 totaled $7.0 million and represents the cost of the pharmaceuticals sold by MetcareRx. The pharmacy division had a gross profit percentage for the six months ending September 30, 2002 of 32%.

Salaries and benefits for the first nine months of 2002 increased $4.1 million over 2001 to $8.6 million. Since June 30, 2001, the Company expanded its operations as it continued to implement its business plan. In July 2001, a medical center was opened in Boca Raton, incurring $241,000 in incremental payroll costs for the first nine months of 2002, with other PSN medical offices opened in March 2001 accounting for an additional $201,000 in increases. MetcareRx accounted for $2.6 million of incremental payroll costs in its Florida, New York and Maryland facilities. Expansion of the services the Company provides in its Daytona market in an effort to control its medical costs accounted for an additional $974,000 of the increase while salary increases, increases in medical insurance premiums and a bolstering of staffing throughout the Company, particularly in the PSN, accounted for the balance of the increase, which was partially offset by a $91,000 incremental decrease resulting from the closure of a medical practice in the second half of 2001. The Company believes it has the necessary management in place to support the revenue growth the Company anticipates in 2002 and beyond.

Medical supplies were $1.4 million for the nine months ended September 30, 2002, compared to $55,000 in 2001. Medical supply costs are incurred in all the Company's medical offices, most prominently in the Company's two Daytona oncology offices, which account for all but $54,000 of the quarter's expense.

Depreciation and amortization for the nine months ended September 30, 2002 was $798,000 compared to $612,000 the year before. The increase of approximately $186,000 is due primarily to amortization of financing costs and an increase in depreciation on fixed assets acquired over the past twelve months.

Consulting expense increased approximately $1.4 million, from $606,000 in the nine months ended September 30, 2001to $2.0 million in the same period in 2002. Of the increase, $806,000 was incurred in the Company's Hospitalist, Oncology and Utilization/Quality Assurance/Management programs, which are designed to lower direct medical costs while improving patient care, $358,000 of incremental expense was incurred in connection with investment banking and advisory services and $162,000 was spent in the development of the Company's HMO, part of its long-term goal to diversify its revenue base.

General and administrative expenses increased from $2.2 million in the first three quarters of 2001 to $4.5 million in 2002, an increase of $2.3 million. The pharmacy operations accounted for $1.3 million in incremental general and administrative expenses while the costs of the Company's oncology and hospitalist programs and other PSN expansion accounted for an additional $401,000 in incremental costs. Increases also were incurred in accounting and legal fees ($156,000) and insurance ($166,000).. The prior year quarter also included approximately $313,000 in accounts payable write-offs and settlements relating to discontinued operations, These increases were partially offset by the savings of $142,000 resulting from the closure of a medical practice in the second half of 2001.

Interest expense increased $1.2 million for the nine months ended September 30, 2002 as compared to 2001, due in large part to the previously mentioned charge to interest expense of $808,000 incurred in conjunction with a Convertible Debenture financing completed in May 2002. The balance of the increase is due to the increased amount of debt carried by the Company at September 30, 2002 as compared to the prior year.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2002 the Company raised approximately $5.2 million in debt and equity financing. However, the Company has sustained negative cash flows from operations since 2000, primarily as a result of the Company's diversification of its revenue base, including the pharmacy and clinical laboratory operations. Although the Company expects its cash flow from operations to continue to improve, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations. The auditor's report on the Company's financial statements for the year ended December 31, 2001 states that certain matters raise substantial doubt about the Company's ability to continue as a going concern.

To address these concerns, the Company has negotiated and is in the process of closing an accounts receivable financing agreement to support the growth in its pharmacy division. In addition, the Company projects cash flow from HMO agreements to increase significantly in 2003 from expansion and implementation of new agreements. Also, management has taken measures to reduce overhead and is reviewing its operations for further reductions.

In conjunction with its review of its operations, the Company decided to dispose of its clinical laboratory. Accordingly, in the quarter ended September 30, 2002, the Company recognized $1.3 million in losses on discontinued operations. Management has implemented and continues to review other cost cutting measures as well as potential sources of increased revenue in order to accomplish its goals.

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

The primary source of the Company's liquidity is derived from payments from its full-risk contracts with an HMO. In March 2002, two investors, on behalf of the Company, funded $1.0 million as collateral for a letter of credit in favor of the HMO. The letter of credit was required by the Company's contract with the HMO and enabled the Company to favorably renegotiate certain terms of the contract. The Company has agreed to purchase the collateral over ten months at an effective rate of 24% per annum and at September 30, 2002, $600,000 had been purchased.

As discussed in Note 2, the Company, in conjunction with its outside consultants, makes certain estimates with regards to revenues, expenses and resulting accounts receivable arising from agreements with the HMO. While the Company believes these amounts will ultimately be realizable, the collection cycle of these estimated amounts usually exceeds the typical collection time required to collect medical accounts receivable. Often these amounts are subject to different interpretation by the Company and the HMO and, accordingly, needs to be reconciled with the HMO. As a result, certain revenue and cost estimates may be settled for amounts different than previously estimated. Accordingly, management recorded a reserve of $1.5 million against these receivables in the second quarter.

At September 30, 2002 the Company had a recorded liability for unpaid payroll taxes of approximately $2.2 million, exclusive of accrued interest and penalties of $1.2 million. The Company previously negotiated an installment plan with the Internal Revenue Service (IRS) whereby it made monthly installments of $100,000 on the amount in arrears. The Company is currently negotiating with the IRS for a new installment agreement and has proposed a three-year payout whereby the liability would be retired at the end of the agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          None

ITEM 4. CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

         Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.


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

                                           METROPOLITAN HEALTH NETWORKS, INC.
                                           Registrant

Date:  November 14, 2002                           /s/ Fred Sternberg
                                                   -------------------------

                                                   Fred Sternberg
                                                   Chairman, President and
                                                   Chief Executive Officer


Date:  November 14, 2002                            /s/ David S. Gartner
                                                    ------------------------

                                                   David S. Gartner
                                                   Chief Financial Officer