Form 10-K
period 2002-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 2003-04-15
CIK 1009379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[x]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Twelve Month Period Ended December 31, 2002

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-28456

Metropolitan Health Networks, Inc.

(Name of registrant as specified in its charter)

Florida

65-0635748

(State or other jurisdiction of

(I.R.S. Employer Identification No)

Incorporation or organization)

250 Australian Avenue/Suite 400

West Palm Beach, Fl. 33401

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (561) 805-8500

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock, $.001 par value

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Revenues for the most recent fiscal year: $152,938,762

The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the registrant was approximately $4,253,889 (computed using the closing price of $0.17 per share of Common Stock on December 29, 2002 as reported by OTCBB, based on the assumption that directors and officers and more than 5% stockholders are affiliates).

There were 31,760,149 shares of the registrant's Common Stock, par value $.001 per share, outstanding on February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

None.

#

PART I

Item 1.

Description of Business

Introduction

Metropolitan Health Networks, Inc. (the "Company" or "Metcare ") was incorporated in the State of Florida in January 1996. In 2000, the Company implemented its new strategic plan, operating as a Provider Service Network (PSN), specializing in managed care risk contracting. Through its Network, the Company provides care to over 27,000 Medicare+Choice patients, 3,000 commercial HMO patients and approximately 15,000 fee-for-service patients aligned with various health plans.

Responding to rapid increases in pharmacy spending, in June 2001 the Company formed Metcare Rx, Inc., a wholly owned subsidiary, to control costs and to reduce prescription drug expenditures that are forecasted to increase significantly in the next decade. An increasing number of health plans with low-cost co-pays for drug coverage, direct-to-consumer advertising, and newer, better therapies requiring high-cost branded products all drive up the cost of pharmacy benefits. In an effort to reduce these costs, the Company has negotiated agreements allowing the Company to directly negotiate contracts for the purchase, filling and delivery of prescriptions. Initially formed to serve Metcare’s PSN patient base, Metcare Rx’s business model has expanded to address the needs of other at-risk pharmacy providers and now has operations in Florida, Maryland and New York.

Industry

A recent study from the Center for Medicare and Medicaid Services (CMS) projects spending for healthcare in the United States will increase from $1.2 trillion in 1999 to over $2 trillion by 2006, or 15.9% of the Gross Domestic Product. Healthcare costs per person are expected to rise from $3,759 to $7,100 in 2006. Pharmacy expenditures were approximately $126 billion in 2000, over $150 billion in 2001 and are expected to double over the next decade. A number of factors are at work affecting the patient, healthcare provider and payer relationship. Managed care plans that have traditionally competed on price are beginning to increase premiums to be more in line with their costs. Medical costs traditionally increased due to inflation and the relative high cost of new medical technologies. The Balanced Budget Act of 1997 constrained healthcare spending in both Medicare and Medicaid reducing payments to hospitals, physicians and managed care organizations. In December 2000, portions of the Balanced Budget Act of 1997 were revised in response to major surpluses created by previous cuts. New minimum payment criteria were established for the Medicare+Choice program enhancing payments to Managed Care Organizations (MCO) more than $5 billion over the next several years.  In addition, legislation has demonstrated support for the Medicare+Choice program with additional funding, along with bonuses for health plans that are willing to establish a presence in underserved markets. Metcare's business plan is modeled to take full advantage of the new direction of the Medicare+Choice Program with initial markets located in underserved areas.

The United States Congress and many state legislatures routinely consider proposals to reform or modify the healthcare system, including measures that would control healthcare spending, convert all or a portion of government reimbursement programs to managed care arrangements and reduce spending for Medicare, Medicaid and state health programs. These measures can affect a healthcare company's cost of doing business and contractual relationships. While the Company does not foresee nor does it know of any pending legislation, there can be no assurance that such legislation, programs or other regulatory changes will not have a material adverse effect on the Company. The profitability of the Company may also be adversely affected by cost containment decisions of third party payers and other payment factors over which the Company has no control.

Business Strategy Overview

Metcare is a healthcare company that provides turnkey services to managed care companies on a full risk basis and pharmacy management on behalf of physicians. The Company is moving rapidly to expand its revenue base through additional managed care contracts and expansion of Metcare Rx.

#

Metcare has developed an infrastructure of management expertise in the fields of:

*

Disease Management - a method to manage the costs and care of high-risk patients and produce better patient care.

*

Partners In Quality - a review of overall patient care measured against best medical practice patterns.

*

Utilization Management - a daily review of statistical data created by encounters, referrals, hospital admissions and nursing home information.

This expertise allows the Company to provide a service and manage the risk that health insurance companies cannot provide on an efficient and economic level. Health insurance companies are typically structured as marketing entities to sell their products on a broad scale. Due to mounting pressures from the industry, MCO's have altered their strategy, returning to the traditional model of selling insurance and transferring the risk to the PSN's. Under such arrangements, MCO's receive premiums from the CMS and commercial groups and pass a significant percentage of the premium on to a third party such as Metcare, to provide covered benefits to patients, including pharmacy and other enhanced services. After all medical expenses are paid; any surplus or deficit remains with the PSN. When managed properly, accepting this risk can create significant surpluses. Under Metcare's model, the physicians maintain their independence but are aligned with a professional staff to assist in providing cost effective health care, which in turn helps maximize profits for the Company and the physicians. Furthermore, to limit its exposure, the Company has secured reinsurance (stop-loss coverage). Metcare's PSN business model is based on educating, motivating and assembling physicians in groups that are prepared to assume managed care risk. The Company envisions expanding its network of physicians to provide its members healthcare services on an efficient and cost effective basis through strategic alliances with insurance companies and other healthcare providers on a statewide basis. The Company is also considering developing an HMO division to operate in targeted Medicare markets including underserved areas.

The Company established three segments to manage the anticipated growth of the Company:

*

Managed Care (PSN)

*

Pharmacy (Metcare Rx)

*

Clinical Laboratory (Metlabs) – closed in 2002

Currently the largest, the Managed Care division, includes the operations of the PSN in South and Central Florida.  The Managed Care division will continue to be the focal point of the Company. MetcareRx, Inc. is expanding in 2003. The Clinical Laboratory division was closed in the third quarter of 2002.

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

A new Full Risk contract for Volusia and Flagler counties (Daytona Market) was implemented on January 1, 2000. This agreement was amended as of March 1, 2002 and again as of January 1, 2003.

Our current agreements with Humana are for one year and renew automatically for additional one-year terms unless terminated for cause or on 180-days prior notice. Under these agreements, we are responsible for providing all covered benefits for the patients covered under the contracted Humana plan. Under the Agreement, Humana is obligated to pay us for covered services according to an agreed upon payment schedule, based on the amount Humana receives from its payer source. If revenue is insufficient to cover costs, our operating results could be adversely affected.

Under these HMO agreements, the Company, through its affiliated providers, is responsible for the provision of all covered benefits. While responsible for all medical expenses for each covered life, Metcare has limited its exposure by obtaining reinsurance/stop-loss coverage. Additionally, Metcare has capitated high volume specialties, fixing our cost on a per-member-per-month (PMPM) basis. Low volume providers remain at a discounted fee-for-service basis. A change in healthcare legislation, inflation, major epidemics, natural disasters and other factors affecting the delivery and cost of healthcare are beyond the control of the Company and may adversely affect its operating results.

For the year ended December 31, 2002, approximately 90% of the Company's revenues were from risk contracts with Humana. In conjunction with its business strategy, the Company is pursuing opportunities to add additional payer sources while continuing to expand its existing business relationships to provide additional services through the Network.

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

Metcare enhances administrative operations of its physician practices by providing management functions, such as payer contract negotiations, credentialing assistance, financial reporting, risk management services and the operation of integrated billing and collection systems. We believe that the Company offers the physicians increased negotiating power associated with managing their practice and fewer administrative burdens, which allows the physician to focus on providing care to patients.

Metcare also assists the physicians in obtaining managed care contracts. We believe that our experience in negotiating and managing risk contracts enhances our ability to market the services of our network physicians to managed care payers and to negotiate favorable terms from such payers. Metcare's staff also performs quality assurance and utilization management by providing detailed reports under each contract on behalf of its affiliated physicians.

We also use the Internet to help process referral claims between Network primary care physicians and specialists. This process helps reduce paperwork in the physician's office as well as provide a more efficient method for the patient in our Network. Our utilization management team communicates with the physicians on a daily basis to provide overall management of the patient.

Pharmacy

Metcare Rx is strategically focused on servicing healthcare companies with "pharmacy risk" with a goal of offering cost containment and quality service. The Company's current operations serve a variety of at risk MCO's including medical groups and clinics, managed care health plans, (HMO's, PPO's etc.), HIV clinics and long-term care facilities. Metcare Rx offers all of these MCO's a one-stop solution that is customized to each client to control drug costsand provide for enhanced outcomes. The Company provides an unparalleled continuum of pharmacy care including effective specialty pharmacy services, strategically located ambulatory pharmacies, convenient home delivery, meaningful drug utilization evaluations and complex pharmaceutical managed care.

The marketing plan stresses the Company's flexibility and broad range of abilities that we believe are unique. The Company can tailor its services to meet the specific needs of its clients. For example, the specialty pharmacy service can be offered on a stand-alone basis or be bundled with the Company's total pharmacy management solution to provide a one-stop, comprehensive approach to managed care pharmacy. Management has the expertise necessary to offer an extensive range of services, which differentiates their offering from the competition that typically offers more rigid, narrowly defined service with little or no risk sharing characteristics.

Our influence over the prescription writing process enables the Company to increase its market share, which in turn creates significant buying power with its drug suppliers. This purchasing leverage stems from various Company strategies, including:

*

Collaborative design of effective drug formulary in consultation with the client MCO's key physicians, Medical Director and Pharmacy and Therapeutic Committee;

*

Active education of member physicians about the client's drug formulary decisions and rationale;

*

Focus on serving healthcare organizations that are at risk for pharmacy costs;

*

Effective Drug Utilization Evaluations ("DUE's");

*

Increased patient convenience and compliance through physician office dispensing, ambulatory pharmacies and home delivery of medications and;

*

Automation through software and use of the Internet;

*

Expertise in specialty drug areas such as "HIV."

These strategies help the Company influence the prescription process and create an ability to shift the market share of its preferred drugs at an unprecedented level.

Pharmacy Cost Inflation

We see five key factors that will cause pharmacy costs to keep increasing in the coming years:

*

An annual expenditure increase of over 14%

*

A doubling of the rate of new drugs introduced

*

An aging population

*

Aggressive drug company marketing

*

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

Employees

As of December 31, 2002, the Company had approximately 200 full-time employees. 55 were employed at the Company's executive offices. No employees of the arecovered by a collective bargaining agreement or is represented by a labor union. The Company considers its employee relations to be good.

Item 2.

Description of Property

Our offices are located at 250 Australian Avenue South, Suite 400, West Palm Beach, Florida where we occupy 13,211 square feet at a current monthly rent of  $18,200 pursuant to a lease expiring December 31, 2008.

The Company has a satellite office in Daytona Beach with 2,980 square feet and monthly rent of $2,000. The lease expires August 31, 2003.

The managed care division leases 6 offices in Florida with an aggregate monthly rental of $27,000 with expiration dates ranging from one to five years.

The pharmacy division leases three offices in Florida, three offices in New York and one office in Hanover, Maryland has an aggregate monthly rent of $8,000 with lease expirations ranging from one to five years.  The pharmacy also leases approximately 4,000 square feet in West Palm Beach, FL. for a pharmacy operation and its administrative offices.  The base monthly rent is approximately $4,000.

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

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the twelve months ended December 31, 2002.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is currently traded on the OTCBB under the symbol "MDPA". The Company's Warrants traded under the symbol "MDPAW" until March 15, 2001 when they expired. The following table sets forth the high and low closing bid prices for the common stock, as reported by OTCBB:

	High	Low
	($)	($)
COMMON STOCK
Quarter ended March 31, 2001	1.84	0.88
Quarter ended June 30, 2001	3.34	1.93
Quarter ended September 30, 2001	2.90	1.75
Quarter ended December 31, 2001	2.08	1.03
Quarter ended March 31, 2002	1.40	0.67
Quarter ended June 30, 2002	0.83	0.45
Quarter ended September 30, 2002	0.46	0.18
Quarter ended December 31, 2002	0.47	0.17

The foregoing bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

The Company has not declared or paid any dividends on its common stock. The Company presently intends to invest its earnings, if any, in the development and growth of its operations.

DESCRIPTION OF SECURITIES

As of December 31, 2002, we had authorized 80,000,000 shares of par value $0.001 common stock, with 31,376,822 shares issued and outstanding. Additionally, we have authorized 10,000,000 shares of preferred stock, with 5,000 shares issued and outstanding.

Common Stock

The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. The holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event of our liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to Common Stock. All of the outstanding shares of Common Stock are, and the shares of Common Stock offered hereby, will be duly authorized, validly issued, fully paid and non-assessable.

Preferred Stock

We are authorized to issue 10,000,000 shares of Preferred Stock with such designation, rights and preferences, as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control.

We have designated a Series A class of preferred stock and a Series B class of preferred stock. A summary of their material terms, rights and preferences are the following:

Series A

We have designated 10,000,000 shares of our preferred stock as Series A preferred stock, par value $.001. There are currently 5,000 Series A preferred shares issued and outstanding. Each share of Series A preferred stock has a stated value of $100 and pays dividends equal to 10% of the stated value per annum. At December 31, 2002, the aggregate and per share amounts of cumulative dividend arrearages were approximately $266,667 and $53 per share.

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

In addition, we have the right, exercisable at any time upon 10 trading days notice to the holders of the Series A preferred stock given at any time after the expiration of two years after the date of issuance to redeem all or any portion of the shares of Series A preferred stock which have not previously been converted or redeemed, at a price equal to 105% of the product of (1) the number of shares of preferred stock then held by the holder, and (2) the stated value.

In the event of any liquidation, dissolution or winding up of our company, holders of the Series A preferred stock are entitled to receive a liquidating distribution before any distribution may be made to holders of our common stock and other Series of our preferred stock.

The Series A preferred share holders have no voting rights, except as provided under Florida law.

Series B

We have designated 7,000 shares of our preferred stock as Series B preferred stock, with a stated value of $1,000 per share. During the year ended June 30, 1998, 1,200 shares of Series B preferred stock were issued, however there are currently no Series B shares outstanding. Holders of the Series B preferred stock are entitled to receive, whether declared or not, cumulative dividends equal to 5% per annum. Each share of Series B preferred stock is convertible into such number of fully paid and nonassessable shares of common stock as is determined by dividing the stated value by the conversion price. The conversion price shall be the lesser of the market price, as defined or $4.00. From September 1998 to October 1999, all of our outstanding Series B preferred shares were converted into 3,597,305 shares of our common stock at various prices. The Series B preferred shares do not contain voting rights, except as provided under Florida law.

Transfer Agent

The Transfer Agent for our shares of Common Stock is Florida Atlantic Stock Transfer, Tamarac, Florida.

Equity Compensation Plan

A table detailing the Company’s existing equity compensation plans as of December 31, 2002 is included in Item 12.

Item 6.

Selected Financial Data

Set forth below is our selected historical consolidated financial data for the five fiscal years ended December 31, 2002.  The selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and accompanying notes.

For the Years Ended December 31,
	2002**	2001**	2000**	1999***	1998***

Net revenues	$ 152,938,762	$130,967,732	$119,047,520	$ 18,501,497	$ 14,025,264

Income (Loss) from continuing	$ (15,632,859)	$ 253,807	$ 4,417,862	$ (7,841,805)	$ (4,604,190)
Operations

Income (Loss) from continuing	$ (0.51)	$ 0.01	$ 0.26	$ (1.09)	$ (0.82)
Operations per share-basic

Cash dividend declared	--	--	--	--	--

Financial Position
Total assets	$ 9,278,911	$ 17,379,262	$ 11,159,834	$ 11,944,747	$ 16,345,758

Long-term obligations, including	$ 5,903,370	$ 1,821,705	$ 1,664,961	$ 9,370,948	$ 6,488,674
Current position

**   The financial information for the years ended December 31, 2002, 2001 and 2000 reflect a restatement to operations to the previously reported financial statements.  Please refer to footnote 18 in the December 31, 2002 Audited Consolidated Financial Statements that are attached to this filing for an  explanation of the restatement.

*** The financial data for the years ended 2002, 2001 and 2000 are presented on a calendar year with the Company’s year-end being December 31.  The financial data for the years ended 1999 and 1998 are presented on a fiscal year with the Company’s year-end being June 30.

Item 7.

Management's Discussion and Analysis of Financial Conditions and Results of Operations

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make a variety of estimates and assumptions.  These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses.  Actual results can differ from the amounts previously estimated, which were based on the information available at the time the estimates were made.

The critical accounting policies described below are those that the Company believes are important to the portrayal of the Company’s financial condition and results, and which require management to make difficult, subjective and/or complex judgments.  Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown.  The Company believes that critical accounting policies include accounts receivable and revenue recognition, use of estimates and goodwill.

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

Use of Estimates-PSN

In HMO-PSN arrangements, accounts receivable estimates often change as a result of one or more future confirming events.  With regard to revenues, expenses and resulting accounts receivable arising from agreements with the HMO, the Company estimates amounts it believes will ultimately be realizable through the use of judgments and assumptions about future decisions. Contractual terms with the HMO are sometimes complex and at times subject to different interpretation by the Company and the HMO. As a result, certain revenue, expense and accounts receivable estimates may change from amounts previously recorded in the financial statements and may require subsequent adjustments.  To assist in estimating and collecting amounts due from the HMO, the Company has contracted with several outside consultants that have worked closely with the HMO or other HMOs for extended periods of time.  These consultants provide numerous services including, but not limited to, HMO revenue, expense and accounts receivable analysis and monthly claims and contestation analysis.  However, it is still reasonably possible that actual results may differ from the estimates.

Direct HMO medical expenses include costs incurred directly by the Company and costs paid by the HMO on the Company’s behalf.  These costs also include estimates of claims incurred but not reported (IBNR), estimates of retroactive adjustments to be applied by the HMO and adjustments for charges which the Company believes it is not liable (“contestations”). The IBNR estimates are made by the HMO utilizing actuarial methods and are continually evaluated and adjusted by management of the Company, based upon its specific claims experience and input from outside consultants.  The Company bases its estimates of retroactive adjustments on agreements with the HMO to modify previous charges.  Some of these adjustments have been quantified while others involve situations where the HMO has agreed the charges were processed at incorrect rates, but the amount of the correction has not yet quantified.  Contestations involve charges where the Company, with the assistance of its consultants, contest certain expenses charged by the HMO.  The estimate of direct medical expense includes an estimated recovery of 20% of outstanding contestations with the HMO.  It is reasonably possible that estimates of such recoveries could change and the effect of the change could be material.

Accounts receivable from the HMO represents the combined effect of the Company’s interpretation of the contract with the HMO and the HMO payment patterns.  Collection times on these accounts typically exceed normal collection periods reflecting the need to reconcile the different interpretations and the HMO’s cash management practices.

Goodwill

The Company has made several acquisitions in the past that included a significant amount of goodwill.  Under generally accepted accounting principles in effect through December 31, 2001, these assets were amortized over their useful lives and tested periodically to determine if they were recoverable from future undiscounted cash flows.

Effective January 1, 2002, goodwill is accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The new rules eliminate amortization of goodwill but subject these assets to impairment tests.  See “New Accounting Pronouncements” in Note 2 of the consolidated financial statements for a more complete discussion.  Management is required to make assumptions and estimates, such as the discount factor, in determining fair value.  Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used.

Comparison of Fiscal 2002 and 2001

Introduction

The Company generated revenues of $152.9 million for the year ended December 31, 2002 compared to $131.0 million in the prior year. We incurred a net loss of $17.1 million for the year ended December 31, 2002 compared to net loss of $369,000 for the year ended December 31, 2001. On a per share basis, losses were $0.56 and $0.02 for the years ended December 31, 2002 and December 31, 2001, respectively. Included in 2002 are significant adjustments to direct medical costs of approximately $6.6 million, imputed interest expense of $1.2 million, $520,000 in write-downs of accounts receivable remaining on medical practices closed in prior years and $1.4 million in losses related to the discontinued operations of the Company’s clinical laboratory.

Generally accepted accounting principles (GAAP) require the Company to make certain revenue and cost estimates with regards to its contracts with the HMO.  Programs with the HMO are complex and at times subject to various interpretations. These revenue and cost estimates may be settled for amounts different than previously estimated or the Company's estimate could change by amounts that could be material to the financial statements.  The nature of the relationship with the HMO is, and has been such, that certain estimates made by the Company are based upon verbal agreements with, or representations from the HMO regarding retroactive adjustments to amounts previously credited or charged to Metropolitan’s fund balance.  These estimates are particularly likely to change as policy, and or personnel at Humana changes.  In connection with a change in Humana’s management during 2002, deterioration in the relationship with Humana in the fourth quarter of 2002, and other factors, during 2002 Metropolitan recorded additional medical costs of approximately $6.6 million related to amounts that were included in accounts receivable at December 31, 2001.  Conversely, in 2001 upon favorable resolution of unsettled medical costs Metropolitan recorded a reduction to medical costs of approximately $1.9 million.

In the fourth quarter of 2002 the Company incurred significant increases in Part A (hospital) and related costs due to the loss of a hospital contract in the Company’s Daytona network by the HMO.  In response to the increased costs, management approached the HMO in the fourth quarter of 2002, seeking to renegotiate its contract.  The Company successfully completed an amendment, which it believes will offset the cost increases, allowing the Daytona market to be financially viable.  The amendment was effective January 1, 2003 and provides for increased funding in addition to other financial concessions on the part of the HMO.  In return, the Company made certain concessions, a portion of which related to the charge to direct medical expenses discussed above.

In conjunction with a convertible debenture financing completed in May 2002, the Company incurred charges to interest of approximately $1.2 million. These charges were necessary as the holder may convert the debt at any time into company stock at a price lower than it was at the issuance of the debt.

As discussed in Note 15 to the audited financial statements, the Company operated in three segments for fiscal years 2002 and 2001; managed care and direct medical services (PSN), pharmacy and clinical laboratory.  The largest of these, the PSN division with 91.6% of 2002 revenues, reported a loss before allocated overhead of $5.0 million for 2002, compared to profits of $6.1 million in 2001 and $4.5 million in 2000.  Revenues for the same time periods were $140.1 million, $128.2 million and $119.0 million, respectively.  Expenses, which include direct medical costs and supplies, physician salaries and other costs relating to the operations of medical practices, were $147.0 million, $119.9 million and $114.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

During 2001, in an effort to diversify its revenue base, the Company implemented its pharmacy division.  For the years ended December 31, 2002 and 2001, the pharmacy division reported losses before allocation of corporate overhead of $1.8 million and $744,000 respectively.  For those same periods, revenues were $12.9 million compared to $2.8 million, while expenses, which include the costs of pharmaceuticals and other related expenses, were $15.8 million and $3.8 million for 2002 and 2001, respectively.

In the third quarter of 2002, the Company decided to dispose of its third segment, its clinical laboratory.  Accordingly, in the year ended December 31, 2002, the Company recognized $1.4 million in losses on discontinued operations, compared to losses of $559,000 in 2001 and $95,000 in 2000.

Revenues

Revenues for the year ended December 31, 2002 increased $22.0 million (16.8%) over the prior year, from $131.0 million to $152.9 million. PSN revenues, the core of the Company's business, increased 9.1%, from $126.9 million to $138.5 million, due primarily to funding increases from revisions to the Balanced Budget Act of approximately  $7.5 million and approximately $4.0 million resulting from increased membership.

Revenues for 2002 included approximately $14.0 million from Metcare Rx, including intersegment sales, compared to $3.1 million in 2001, the year it began operations.   Management believes that with the proper capitalization, MetcareRx will eventually account for a significant percentage of overall revenues of the Company as it continues to expand in its existing markets and enters new markets. Pharmacy sales to the PSN of approximately $1.2 million in 2002 and $296,000 in 2001 have been eliminated in consolidation. In addition, revenues for 2002 included $914,000 of fee-for-service billings relating its newly formed Daytona oncology practice.

Offsetting the increase discussed above, we recognized a decrease in revenue from the closure of certain medical practices in 2002 and the second half of 2001, which reported revenues of $501,000 in 2001, compared to only $113,000 in 2002.

Expenses

Operating expenses for the year ended December 31, 2002 increased 27.9%. Direct medical costs, the largest component of expense, represent certain costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee for service basis. Direct medical costs for 2002 were $132.5 million compared to $114.3 million for 2001. Exclusive of the charges discussed above, the expense for 2002 would have been $123.4 million, more in line with the 9.1% increase in PSN revenue.  During the year the Company’s implemented several utilization initiatives, including its hospitalist, partners in quality (PIQ), and oncology programs, in an effort to improve patient care and reduce its medical costs.  In the fourth quarter, the Company incurred significant increases in Part A (hospital) and related costs due to the loss of a hospital contract in the Company’s Daytona network by the HMO.  In response to the increased costs, management renegotiated it contract with the HMO.  The Company successfully completed an amendment, which it believes will offset the cost increases, allowing the Daytona market to be financially viable.  The amendment was effective January 1, 2003 and provides for increased funding in addition to other financial concessions on the part of the HMO.

Cost of sales represents the cost of the pharmaceuticals sold by MetcareRx and totaled $9.4 million for the year ended December 31, 2002, compared to $2.2 million in 2001.  The pharmacy division had a gross profit percentage for 2002 of 32.8%.

Salaries and benefits for the year increased 62.9% over 2001, from $7.0 million to $11.5 million.  Approximately $2.8 million of the increase was incurred by MetcareRx, the Company’s pharmacy division, which began operations in the second half of 2001.  PSN expansion in South Florida accounted for approximately $415,000 in increases while expansion of the services the Company provides in its Daytona market in an effort to improve patient care and control medical costs accounted for another $1.2 million of increases.  Salary increases, increases in medical insurance premiums and a bolstering of staffing throughout the Company accounted for the balance of the increase, which was partially offset by $269,000 in savings achieved by the closure of two unprofitable medical practices.  The Company believes it has the necessary management in place to support the revenue growth the Company anticipates in 2003.

Medical supplies were $1.9 million for 2002, compared to $80,000 in 2001, due to the implementation of the Company’s oncology practice in early 2002.  Medical supply costs are incurred in all the Company’s medical offices, but most prominently in the Company’s two Daytona oncology offices, accounting for 96.8% of the 2002 expense.

Depreciation and amortization for the year ended December 31, 2002 totaled $1.1 million, an increase of $191,000 over the prior year.  The increase is due primarily to depreciation on fixed assets acquired over the past twelve months as well as the amortization record on certain financing costs incurred during the year.

Bad debt expense increased $243,000 in 2002 as compared with the prior year. The increase primarily resulted from increases in fee-for-service billings in its medical and oncology practices.

Rent and leases for the year ended December 31, 2002 totaled $1.1 million, a $207,000 increase over 2001. The aforementioned new operations accounted for a majority of the increase, with the balance resulting from annual increases in rent in our corporate and medical offices.  This was offset in part by $84,000 in saving resulting for the closure of the medical practices previously mentioned.

Consulting expense increased approximately $1.6 million, from $1.1 million in 2001 to nearly $2.8 million in 2002.  Of the increase, $1.3 million was incurred in the Company’s Hospitalist, Oncology and Utilization/Quality Assurance/Management programs, which are designed to lower direct medical costs while improving patient care.  In addition, approximately $386,000 of incremental expense was incurred in connection with investment banking and advisory services.

General and administrative expenses increased from $2.7 million in 2001 to $4.8 million in 2002, an increase of $2.1 million. The pharmacy operations accounted for $1.3 million in incremental general and administrative expenses while the costs of the Company’s oncology and hospitalist programs and other PSN expansion accounted for an additional $411,000 in incremental costs.  Increases also were incurred in accounting and legal fees ($245,000) and insurance ($158,000). The prior year also included approximately $313,000 in accounts payable write-offs and settlements relating to discontinued operations.  These increases were partially offset by the savings of $115,000 resulting from the closure of a medical practice in the second half of 2001 and a $196,000 decrease in billing and collection fees from 2001 to 2002 resulting from the renegotiation and eventual cancellation of the Company's contract with an outside billing company in the second half of 2001.

Other income and expenses for the year ended December 31, 2002 included write downs of accounts receivable from medical practices closed in prior years of $520,000 and $1.4 million in losses on discontinued operations relating to the Company’s third quarter disposal of its clinical laboratory..  Interest expense increased $1.8 million for the year, due in large part to the previously mentioned charge of $1.2 million incurred in conjunction with a Convertible Debenture financing completed in May 2002.  The balance of the increase is due to the increased amount of debt carried by the Company at December 31, 2002 as compared to the prior year.

Comparison of Fiscal 2001 and 2000

Introduction

The Company had revenues of $131.0 million for the year ended December 31, 2001, compared to $119.0 million in the prior year. Operating expenses for those same periods were $129.5 million and $117.9 million, respectively. The Company had net loss of $369,000 for the year ended December 31, 2001 compared to net income of $4.3 million for the year ended December 31, 2000. Excluding nonrecurring gains and losses, net income for the year ended December 31, 2001 was $229,000, compared to $303,000 in the prior year. In 2001, nonrecurring gains and losses consisted of a write-down of accounts receivable from a closed medical practice of $775,000 and a gain on settlement of litigation of $177,000, and in 2000 consisted of gains on settlement of litigation of $4.0 million.

During 2001, in an effort to diversify its revenue base, the Company implemented its pharmacy division (MetcareRx) and continued the development of its clinical laboratory. In pursuing this expansion and diversification, the Company incurred losses related to these operations of approximately $2.7 million, including an allocation of corporate overhead.

Revenues

Revenues for the year ended December 31, 2001 increased $11.9 million (10.0%) over the prior year from $119.0 million to $131.0 million. PSN revenues, the core of the Company's business, increased 10.4%, from $114.9 million to $126.9 million, due primarily to funding increases from revisions to the Balanced Budget Act of 1997 approximating $5.0 million, revenue from newly opened medical offices in Belle Glade and Boca Raton totaling $5.4 million, and increased membership in our Daytona market.

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

The overall increase in revenues was partially offset by a decrease from the closure of a medical practice, which reported revenues of $1.3 million in 2000, compared to only $345,000 in 2001. Revenues also decreased approximately $970,000 in 2001 due to a reduction in one-time revenue and revenue from discontinued and other non-PSN operations from 2000 to 2001.

Expenses

Operating expenses for the year ended December 31, 2001 increased 9.9% over the prior year, in line with the 10.0% increase in revenue. Direct medical costs, the largest component of expense, represent certain costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee for service basis. Overall, despite a 10.4% increase in PSN revenues, direct medical costs in 2001 increased only 4.1%, from $109.8 million to $114.3 million. This improvement is due to the Company's improved utilization efforts and initiatives including its newly implemented hospitalist program, the June start-up of its pharmacy division in the Daytona market and improved terms in its specialty contracts. The Company continued this trend in 2002 with its Oncology and Partners In Quality (PIQ) programs, which are designed to reduce costs while improving patient care.

Cost of sales for the year ended December 31, 2001 totaled $2.2 million and represents the cost of the pharmaceuticals sold by MetcareRx. The pharmacy division had a gross profit percentage for 2001 of 28.3%.

Salaries and benefits for the year increased 76.7% over 2000, from $4.0 million to $7.0 million. A number of new operations were opened in late 2000 and 2001 as the Company continued to implement its business plan. These new operations accounted for $2.4 million of the $3.3 million increase in payroll related costs. Three of these new operations (Port Orange, Ormond Beach and Everglades), totaling $1.2 million in payroll costs were opened February 2001 and operated as medical centers for our PSN operations. In July 2001, a fourth new medical center was opened in Boca Raton, incurring $172,000 in payroll costs for the year. MetcareRx accounted for $959,000 of incremental payroll costs in its Florida, New York and Maryland facilities. The Company believes it has the necessary management in place in MetcareRx to support the revenue growth the Company anticipates in 2002 and beyond. In addition, in late 2000 and early 2001, the Company recognized the need to reinforce its management team, hiring three new senior managers that represented approximately $432,000 in incremental payroll costs for 2001. Salary increases, increases in medical insurance premiums and a bolstering of staffing throughout the Company accounted for the balance of the increase, which was partially offset by an $89,000 incremental decrease resulting from the closure of a medical practice.

Depreciation and amortization for the year ended December 31, 2001 totaled $860,000, an increase of $224,000 over the prior year. Amortization of goodwill accounted for $101,000 of the increase, due to the acquisitions of medical practices. Depreciation on fixed assets acquired in 2001 accounted for the balance of the increase.

Bad debt expense decreased $335,000 in 2001 as compared with the prior year. The decrease resulted from the decline in revenues on the closed medical practice as the corresponding bad debt expense for this practice decreased $527,000 from 2000 to 2001. Additional reserves on accounts receivable from discontinued operations account for the net balance.

Rent and leases for the year ended December 31, 2001 totaled $919,000, a $269,000 (41.4%) increase over the prior year. The aforementioned new operations accounted for a majority ($230,000) of the increase, with the balance resulting from annual increases in rent in our corporate and medical offices.

Consulting expenses increased $802,000 in 2001, from $323,000 in 2000 to $1.1 million in 2001. Of the increase, $321,000 was incurred in connection with investment banking and advisory services and $111,000 was spent in the development of an HMO plan, part of its long-term goal to diversify its revenue base. An additional $86,000 was incurred in the Company's Hospitalist and Utilization/Quality Assurance/Management programs, which are designed to lower direct medical costs while improving patient care. Also, as mentioned above, during 2001 the Company implemented its pharmacy division and opened four new medical practices, which accounted for an additional $63,000 in incremental consulting expenses. Lastly, in conjunction with the cancellation of the Pharmacy Management and Preferred Provider Agreements with a pharmacy consultant, the Company entered into a one-year software agreement with the consultant, accounting for $175,000 in expense during 2001.

General and administrative expenses increased from $1.8 million in 2000 to $2.7 million in 2001, an increase of $916,000 or 51.8%. New locations accounted for approximately $1.3 million in incremental general and administrative expenses, which was partially offset by the savings of $275,000, resulting from the closure of a medical practice and a $171,000 decrease in billing and collection fees from 2000 to 2001 resulting from the renegotiation and eventual cancellation of the Company's contract with an outside billing company. In addition, legal, accounting and other related costs incurred as a result of regulatory filings accounted for $163,000 of the increase while insurance costs increased $89,000 due to an overall increase in premiums and the addition of new medical offices.

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

Liquidity and Capital Resources

During the year ended December 31, 2002 the Company raised approximately $6.3 million in debt and equity financing.  However, the Company has sustained negative cash flows from operations since its inception, in part as a result of the Company’s diversification of its revenue base, including the pharmacy and clinical laboratory operations. Although the Company expects its cash flow from operations to improve, there can be no assurance that this will occur. In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations. The auditor’s report on the Company’s financial statements for the year ended December 31, 2002 states that certain matters raise substantial doubt about the Company’s ability to continue as a going concern.

To address these concerns, the Company has negotiated and is attempting to close an accounts receivable financing agreement to support the growth in its pharmacy division.  In addition, management is taking measures to reduce overhead and is reviewing its operations for further reductions.

In conjunction with its review of its operations, the Company decided to dispose of its clinical laboratory. Accordingly, in the quarter ended December 31, 2002, the Company recognized $1.4 million in losses on discontinued operations.   Management has implemented and continues to review other cost cutting measures as well as potential sources of increased revenue in order to accomplish its goals.

In the fourth quarter of 2002 the Company incurred significant increases in Part A (hospital) and related costs due to the loss of a hospital contract in the Company’s Daytona network by the HMO.  In response to the increased costs, management approached the HMO seeking to renegotiate its contract.  The Company successfully completed an amendment, which it believes will offset the cost increases, allowing the Daytona market to be financially viable.  The amendment was effective January 1, 2003 and provides for increased funding in addition to other financial concessions on the part of the HMO.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial obligations. Management believes that actions presently being taken, as described in the preceding paragraphs, provide the opportunity for the Company to continue as a going concern.

During the first quarter of 2003, the Company borrowed $500,000 on a short-term note that is due August 21, 2003.  The proceeds from this transaction were used for working capital. Such offering was to an accredited investor pursuant to Section 4(2) of the Securities and Exchange Act of 1934.

The primary source of the Company’s liquidity is derived from payments from its full-risk contracts with an HMO. In March 2002, two investors, on behalf of the Company, funded $1.0 million as collateral for a letter of credit in favor of the HMO. The letter of credit was required by the Company’s contract with the HMO and enabled the Company to favorably renegotiate certain terms of the contract. The Company agreed to purchase the collateral at an effective rate of 24% per annum and at December 31, 2002, $850,000 had been purchased.

As discussed in Note 1, the Company, in conjunction with its outside consultants, makes certain estimates with regards to revenues, expenses and resulting accounts receivable arising from agreements with the HMO. While the Company believes these amounts will ultimately be realizable, the collection cycle of these estimated amounts usually exceeds the typical collection time required to collect medical accounts receivable.  Often these amounts are subject to different interpretation by the Company and the HMO and, accordingly, need to be reconciled with the HMO. As a result, certain revenue and cost estimates may be settled for amounts different than previously estimated.  Accordingly, management recorded a charge of $6.6 million, which increased direct medical costs from $126.0 million to $132.6 million during the year.

At December 31, 2002 the Company had a recorded liability for unpaid payroll taxes of approximately $2.5 million, exclusive of accrued interest and penalties of $1.3 million. The Company previously negotiated an installment plan with the Internal Revenue Service (IRS) whereby it was required to make monthly installments of $100,000 on the amount in arrears.  The Company is currently negotiating with the IRS for a new installment agreement.

RISK FACTORS

Failure to manage our growth effectively could harm our business and results of operation.

We have experienced rapid growth in our business. This growth may impair our ability to provide our services efficiently and to manage our employees adequately. Our strategy is to focus on growth within geographic parameters, identifying regions throughout Florida. We are taking steps to manage our growth and to date have not experienced any persistent difficulties in managing our growth. Future results of operations could be materially adversely affected if we are unable to manage our growth effectively.

We incurred losses for the year ended December 31, 2002.

For the year ended December 31, 2002, we incurred a loss of $17.1 million, of which $1.9 million related to discontinued operations and closed medical practices.  For the year ended December 31, 2001, we had a loss of $369,000, which included $775,000 in accounts receivable write-downs related to a closed medical practice.  To date our operations have generated negative cash flows.

Our operating expenses have increased and can be expected to increase in connection with our operational growth and, accordingly, our future profitability may depend on corresponding increases in revenues from operations. Future events, including unanticipated expenses, increased competition or changes in government regulation, could have an adverse affect on our operating margins and results of operations. As a result, we may experience liquidity and cash flow problems in the future, and may require additional financing. There can be no assurance that our rate of revenue growth will continue in the future, that our future operations will be profitable, or that we will be able to obtain additional financing, if and when necessary, on terms acceptable to us.  To the extent we are unable to increase funds from operations, we will need to raise additional funds through equity or debt financing or other sources.  The sale of additional equity or convertible debt may result in additional dilution to our stockholders.  To the extent that we rely upon debt financing, we will incur the obligation to repay the funds borrowed with interest and may become subject to covenants and restrictions that further restrict operating flexibility.  Failure to obtain necessary financing would have a material adverse effect on our business, financial condition and results of operations.

Our financial statements have been prepared assuming that we will continue as a going concern.

The auditors' reports on our 2002 and 2001 financial statements state that certain matters "raise substantial doubt about the company's ability to continue as a going concern." We continue to explore the possibility of raising funds through available sources, which include equity and debt markets. In the event we are unable to generate sufficient revenues to maintain operations we cannot be certain that the company will be successful at raising the additional funds needed.

Our quarterly results will likely fluctuate, which could cause the value of our common stock to decline.

We are subject to quarterly variations in our medical expenses due to fluctuations in patient utilization. We have significant fixed operating costs and, as a result, are highly dependent on patient utilization to sustain profitability. Our results of operations for any quarter are not necessarily indicative of results of operations for any future period or full year. We experience increased patient population and greater use of medical services in the winter months. As a result, our results of operations may fluctuate significantly from period to period. In addition, there recently has been significant volatility in the market price of securities of health care companies that in many cases we believe has been unrelated to the operating performance of these companies. We believe that certain factors, such as legislative and regulatory developments, quarterly fluctuations in our actual or anticipated results of operations, lower revenues or earnings than those anticipated by securities analysts, and general economic and financial market conditions, could cause the price of our common stock to fluctuate substantially.

The loss of certain agreements and the capitated nature of our revenues could materially effect our operations.

The majority of our revenues come from agreements with managed care organizations that provide for the receipt of capitated fees. The principal organization that we contract with is Humana. We one year renewable agreements with Humana to provide healthcare services to members in certain healthcare networks established or managed by Humana. For the twelve months ended December 31, 2002, approximately 90% of our revenue was obtained from these agreements.  The Humana agreements may be terminated in the event we participate in activities Humana reasonably believes may adversely affect the health or welfare of any member or other material breach. Failure to maintain these agreements, or successfully develop additional sources of revenue could adversely affect our financial condition. A decline in enrollees in HMOs could also have a material adverse effect on our profitability.

Under the HMO agreements we, through our affiliated providers, generally are responsible for the provision of all covered hospital benefits, as well as outpatient benefits, regardless of whether the affiliated providers directly provide the healthcare services associated with the covered benefits. To the extent that enrollees require more care than is anticipated, aggregate capitation rates may be insufficient to cover the costs associated with the treatment of enrollees. If revenue is insufficient to cover costs, our operating results could be adversely affected. As a result, our success will depend in large part on the effective management of health care costs. Pricing pressures may have a material adverse effect on our operating results. Changes in health care practices, inflation, new technologies, and numerous other factors affecting the delivery and cost of health care are beyond our control and may adversely affect our operating results.

The development of management information systems may involve significant time and expense.

Our management information systems are important components of the business and are becoming a more significant factor in our ability to remain competitive. We already possess a physician billing and collection system. We are participating in the development of an integrated management information system. The development and implementation of such systems involve the risk of unanticipated delay and expense, which could have an adverse impact on our operations.

Exposure to professional liability and the high cost of liability insurance could adversely effect our financial operation.

In recent years, physicians, hospitals and other providers in the health care industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories. Many of these lawsuits involve large claims and substantial defense costs. We maintain professional liability insurance coverage, on a claims basis, in an amount of $250,000 per claim and $750,000 million in the aggregate for each physician.  Those amounts may not be adequate to protect our assets.

In addition, the cost of this insurance has risen greatly and we are experiencing significant increases in premiums.  Continued increases could have a material adverse effect on our profitability.

Our industry is already very competitive; increased competition could adversely affect our revenues.

The health care industry is highly competitive and subject to continual changes in the method in which services are provided and the manner in which health care providers are selected and compensated. Companies in other health care industry segments, some of which have financial and other resources greater than we do, may become competitors in providing similar services. Our principal competitors include Continucare, Florida Health Choice and Primary Care Specialists. Our strength in comparison with our competitors is our knowledge, understanding and experience in managed care risks, particularly with Medicare. We may not be able to continue to compete effectively in this industry. Additional competitors may enter our markets and this competition may have an adverse effect on our revenues.

We are dependent upon our key management personnel for our future success.

Our success depends to a significant extent on the continued contributions of our key management. We have no insurance policies for our executive officers. The loss of these key personnel could have a material adverse effect on our financial condition, results of operations and plans for future development. While we have employment contracts with certain key members of management, we compete with other companies for executive talent and there can be no assurance that highly qualified executives would be readily available.

The health care industry is highly regulated and our failure to comply with laws or regulations, or a determination that in the past we have failed to comply with laws or regulations, could have an adverse effect on our financial condition and results of operations.

The health care services that we and our affiliated professionals provide are subject to extensive federal, state and local laws and regulations governing various matters such as the licensing and certification of our facilities and personnel, the conduct of our operations, our billing and coding policies and practices, our policies and practices with regard to patient privacy and confidentiality, and prohibitions on payments for the referral of business and self-referrals. If we fail to comply with these laws, or a determination is made that in the past we have failed to comply with these laws, our financial condition and results of operations could be adversely affected. Changes to health care laws or regulations may restrict our existing operations, limit the expansion of our business or impose additional compliance requirements. These changes, if effected, could have the effect of reducing our opportunities or continued growth and imposing additional compliance costs on us that may not be recoverable through price increases.

Federal anti-kickback laws and regulations prohibit certain offers, payments or receipts of remuneration in return for referring Medicaid or other government-sponsored health care program patients or patient care opportunities or purchasing, leasing, ordering, arranging for or recommending any service or item for which payment may be made by a government-sponsored health care program. In addition, federal physician self-referral legislation, known as the Stark law, prohibits Medicare or Medicaid payments for certain services furnished by a physician who has a financial relationship with various physician-owned or physician-interested entities. These laws are broadly worded and, in the case of the anti-kickback law, have been broadly interpreted by federal courts, and potentially subject many business arrangements to government investigation and prosecution, which can be costly and time consuming. Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored health care programs and forfeiture of amounts collected in violation of such laws, which could have an adverse effect on our business and results of operations. Florida also has anti-kickback and self-referral laws, imposing substantial penalties for violations.

Limitations of or reduction in reimbursement amounts or rates by government-sponsored healthcare programs could adversely affect our financial condition and results of operations.

As of December 31, 2002 approximately 90% of our revenues were derived from reimbursements by various government-sponsored health care programs. These government programs, as well as private insurers, have taken and may continue to take steps to control the cost, use and delivery of health care services. The following events could result in an adverse effect on our financial condition and results of operations:

•

reductions in or limitations of reimbursement amounts or rates under programs,

•

reductions in funding of programs,

•

elimination of coverage for certain individuals or treatments under programs, which may be implemented as a result of increasing budgetary and cost containment pressures on the health care industry, or

•

new federal or state legislation reducing funding and reimbursements.

We have anti-takeover provisions which may make it difficult to replace or remove our current management.

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights, which could adversely affect the voting power, or other rights of the holders of our common stock. The ability of our board to issue preferred stock may prevent or frustrate shareholder attempts to replace or remove current management.

Due to the substantial number of our shares that will be eligible for sale in the near future, the market price of our common stock could fall as a result of sales of a large number of shares of common stock in the market, or the price could remain lower because of the perception that such sales may occur.

These factors could also make it more difficult for us to raise funds through future offerings of our common stock. As of December 31, 2002, there were 31,376,822 shares of our common stock outstanding, all of which will be freely tradable without restriction with the exception that approximately 6,400,000 shares, which are owned by certain of our officers, directors, affiliates and third parties, and may be sold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933.

In addition, as of December 31, 2002, approximately 8,337,492 shares of our common stock were reserved for issuance upon the exercise of warrants and options which have been previously granted.

Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increase the risk of loss to persons owning common stock.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

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

Item 7A.

Quantitative and qualitative disclosures about market risk

  INFLATION AND CHANGING PRICES

Dependency on Reimbursement by Third Parties

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels.  A substantial portion of our managed care revenues is based upon Medicare reimbursable rates. Any changes that limit or reduce Medicare reimbursement levels could have a material adverse effect on our business. Further, significant changes have or may be made in the Medicare program, which could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. In addition, the Congress of the United States may enact unfavorable legislation, which could adversely affect operations by, among other things, decreasing Medicare reimbursement rates.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices.  We do not currently have any trading derivatives nor do we expect to have any in the future.  We have established policies and internal processes related to the management of market risks, which we use in the normal course of our business operations.

Interest Rate Risk

The fair market value of long-term debt is subject to interest rate risk.  While changes in market interest rates may affect the fair value of our fixed-rate long-term debt, we believe a change in interest rates would not have a material impact on our financial condition, future results of operations or cash flows.

Intangible Asset Risk

We have a substantial amount of intangible assets.  Although at December 31, 2002 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

Item 8.

Financial Statements and Supplementary Data

Summary of Consolidated Quarterly Earnings (unaudited)

	For the Quarter Ended
	December 31, 2002	September 30, 2002	June 30, 2002 (as restated–note 18)	March 31, 2002 (as restated–note 18)

Net sales	$ 37,329,224	$ 37,709,460	$ 39,885,362	$ 38,014,716

Income (Loss) from continuing
operations	$ (13,386,155)	$ (676,068)	$ (2,064,302)	$ 493,666

Net Income (Loss)	$ (13,451,957)	$ (1,989,225)	$ (2,091,568)	$ 451,863

Net Income – per share - basic	(0.43)	(0.06)	(0.07)	0.02
Net Income – per share - diluted	(0.43)	(0.06)	(0.07)	0.01

	For the Quarter Ended
	December 31, 2001 (as restated-note 18)	September 30, 2001 (as restated-note 18)	June 30, 2001 (as restated-note 18)	March 31, 2001 (as restated-note 18)

Net sales	$ 38,410,409	$ 32,461,825	$ 30,605,577	$ 29,489,921

Income (Loss) from continuing
Operations	$ (3,463,195)	$ 1,087,220	$ 1,650,497	$ 979,285

Net Income (Loss)	$ (3,680,457)	$ 979,553	$ 1,487,367	$ 844,296

Net Income – per share - basic	(0.13)	0.04	0.06	0.04
Net Income – per share - diluted	(0.13)	0.03	0.05	0.03

Summarized unaudited restated quarterly financial information for 2002, 2001 and 2000 is as follows:

	Q2 2000	Q3 2000	Q4 2000	Q1 2001	Q2 2001	Q3 2001	Q4 2001	Q1 2002	Q2 2002

Medical costs, as reported	26,944,578	24,629,578	29,626,818	25,589,600	25,795,961	27,252,555	34,283,191	29,099,903	34,109,555
Effect of restatement	111,026	145,715	348,677	346,436	342,576	347,132	341,851	347,715	(2,331,128)
Medical costs, restated	27,055,604	24,775,411	29,975,495	25,936,036	26,138,537	27,599,687	34,625,042	29,447,618	31,778,427

Income before discontinued operations, as reported	350,482	4,141,145	377,824	1,325,721	1,993,073	1,434,352	(3,121,344)	841,381	(4,395,430)
Effect of restatement	(111,026)	(145,715)	(348,677)	(346,436)	(342,576)	(347,132)	(341,851)	(347,715)	2,331,128
Income before discontinued operations, restated	239,456	3,995,430	29,147	979,285	1,650,497	1,087,220	(3,463,195)	493,666	(2,064,302)

Income before income taxes, as reported	350,482	4,141,145	283,113	1,190,732	1,829,943	1,390,512	(3,338,606)	799,578	(4,422,696)
Effect of restatement	(111,026)	(145,715)	(348,677)	(346,436)	(342,576)	(347,132)	(341,851)	(347,715)	2,331,128
Income before income taxes, restated	239,456	3,995,430	(65,564)	844,296	1,487,367	1,043,380	(3,680,457)	451,863	(2,091,568)

Net income, as reported	350,482	4,141,145	283,113	1,190,732	1,829,943	1,326,685	(3,338,606)	799,578	(4,422,696)
Effect of restatement	(111,026)	(145,715)	(348,677)	(346,436)	(342,576)	(347,132)	(341,851)	(347,715)	2,331,128
Net income, restated	239,456	3,995,430	(65,564)	844,296	1,487,367	979,553	(3,680,457)	451,863	(2,091,568)

Earnings per share, basic, as reported	0.02	0.23	0.01	0.05	0.07	0.05	(0.12)	0.03	(0.15)
Effect of restatement	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	0.08
Earnings per share, basic, restated	0.01	0.22	-	0.04	0.06	0.04	(0.13)	0.02	(0.07)

Earnings per share, diluted, as reported	0.01	0.20	0.01	0.05	0.06	0.04	(0.12)	0.03	(0.15)
Effect of restatement	-	(0.01)	(0.01)	(0.02)	(0.01)	(0.01)	(0.01)	(0.02)	0.08
Earnings per share, diluted, restated	0.01	0.19	-	0.03	0.05	0.03	(0.13)	0.01	(0.07)

	As of 6/30/00	As of 9/30/00	As of 12/31/00	As of 3/31/01	As of 6/30/01	As of 9/30/01	As of 12/31/01	As of 3/31/02

Accounts receivable, as reported	4,992,418	6,960,693	7,170,480	9,001,239	10,507,168	13,382,946	13,362,782	16,709,790
Effect of restatement	(111,026)	(256,741)	(605,418)	(951,854)	(1,294,430)	(1,641,562)	(1,983,413)	(2,331,128)
Accounts receivable, restated	4,881,392	6,703,952	6,565,062	8,049,385	9,212,738	11,741,384	11,379,369	14,378,662

Retained earnings, as reported	(22,788,798)	(18,647,651)	(18,584,540)	(17,393,808)	(15,563,864)	(14,237,1790	(17,575,786)	(16,776,208)
Effect of restatement	(111,026)	(256,741)	(605,418)	(951,854)	(1,294,430)	(1,641,562)	(1,983,413)	(2,331,128)
Retained earnings, restated	(22,899,824)	(18,904,392)	(19,189,958)	(18,345,662)	(16,858,294)	(15,878,741)	(19,559,199)	(19,107,336)

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.

Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(A) of the Exchange Act.

As of the date of this filing, the directors, control persons and executive officers of the Company are as follows:

Name	Age	Title

Fred Sternberg	62	Chairman
Michael M. Earley	47	President and Chief Executive Officer
Debra Finnel	41	Vice President and Chief Operating Officer
David S. Gartner, CPA	45	Secretary and Chief Financial Officer
Karl Sachs, CPA	66	Director
Martin Harrison, M.D.	50	Director
Salomon E. Melgen, M.D.	49	Director

FRED STERNBERG, Chairman of the Board - Mr. Sternberg has been Chairman of the Company since February 2000 and previously served as President and CEO of the Company from February 2000 to March 10, 2003. From 1990 to December 1999, he was President of Sternco, Inc., providing consulting services to various healthcare companies in the managed care and related industries. Between 1986 and 1990, Mr. Sternberg was involved in various investments, including real estate development and rental properties and from 1980 to 1986 he operated several plastic injection molding facilities in both the toy and healthcare industries. From 1968 to 1972, Mr. Sternberg served as President of The J. Bird Moyer Co., Inc., whose name was later changed to Moyco Technologies, Inc., a publicly-traded dental manufacturing company. Mr. Sternberg has also provided consulting services to assisted care living facilities and skilled nursing homes.

MICHAEL M. EARLEY, Mr. Earley was appointed President and Chief Executive Officer on March 10, 2003 and previously served as a Director of the Company from June 2000 to March 2001.  Mr. Earley has been an advisor to public and privately owned companies, acting in a variety of management roles since 1997.  He was President of Collins Associates, an institutional money management firm, and a principal and owner of Triton Group Management, Inc., which provided financial and management advisory services to a variety of clients.  From 1986 to 1997, he served in a number of senior management roles including CEO and CFO of Intermark, Inc. and Triton Group Ltd.; both publicly traded diversified holding companies.  Mr. Earley received undergraduate degrees in Accounting and Business Administration from the University of San Diego.  From 1978 to 1983, he was an audit and tax staff member of Ernst & Whinney.

DEBRA A. FINNEL, Vice President and Chief Operating Officer has been associated with the Company since January 1999. For the five years prior to joining the Company, Ms. Finnel was President of Advanced HealthCare Consultants, Inc., which managed and owned physician practices in multiple states and provided turnaround consulting to managed care providers, MSOs, IPAs and hospitals.

DAVID S. GARTNER, CPA joined the Company in November 1999 as its Chief Financial Officer. He has 22 years experience in accounting and finance, including twelve years of specialization in the healthcare industry. Previously, Mr. Gartner served for two years as Chief Financial Officer of Medical Specialists of the Palm Beaches, Inc., a large Palm Beach County multi-practice, multi-specialty group of 40 physicians. Prior to Medical Specialists, he held the position of Chief Financial Officer at National Consulting Group, Inc., a treatment center licensed for 140 inpatient beds in New York and Florida, from 1991 to 1998. Mr. Gartner is a member of the American Institute of Certified Public Accountants.

DR. MARTIN HARRISON was appointed as a Director of the Company in November 2000. He served as an advisor to the Board for the past year. He has been practicing medicine in South Florida and specializes in preventive and occupational medicine. Dr. Harrison completed his undergraduate training at the University of Illinois and postgraduate and residency training at Johns Hopkins University, as well as his Masters in Public Health. Dr. Harrison has also been on the Faculty of both the University and Medical School. He is currently the owner of H30, Inc. a privately held Research & Biomedical Company.

Dr. SALOMON E. MELGEN was appointed as a director of the Company in September 2002.  He is a Board Certified Ophthalmologist and the founding Director of Vitreo-Retinal Consultants, specializing in diseases and surgery of the vitreous and retina.  He has participated in the research and co-authorship of many published medical reports.  Dr. Melgen was accepted as a Fellow of Vitreoretinal Diseases at Harvard Medical School, Massachusetts Eye and Ear Infirmary, Eye Research Institute and Retina Associates in Boston, Massachusetts.  He is a Director of the American Board of Eye Surgery and is a clinical scientific associate at The Schepens Eye Research Institute, Harvard Medical School.  Dr. Melgen has been awarded the highest honor from the government of the Dominican Republic for his charitable work.

KARL SACHS, CPA rejoined the Board of Directors in September 2002 after previously serving as a Director of the Company from March 1999 to December 2001.  He is a founding partner of the Miami-based public accounting firm of Sachs & Focaracci, P.A.  A certified public accountant for more than 22 years, Mr. Sachs is a member of the American Institute of Certified Public Accountants, Personal Financial Planning and Tax Sections; Florida Institute of Certified Public Accountants; and the National Association of Certified Valuation Analysts.  The firm of Sachs & Focaracci, P.A. serves the financial and tax needs of its diverse clients in addition to providing litigation support services.  Mr. Sachs is a qualified litigation expert for the U.S. Federal District Court, U.S. District Court, U.S. Bankruptcy Court and Circuit Courts of Dade and Broward Counties.  He is a graduate of the University of Miami where he received his BS in Business Administration.

Board of Directors

Each director is elected at the Company's annual meeting of shareholders and holds office until the next annual meeting of stockholders, or until the successors are elected and qualified. At present, the Company's bylaws provide for not less than one director. Currently, there are six directors in the Company. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. There are no family relations among any officers or directors of the Company. The officers of the Company devote full time to the business of the Company. In 2002, the Board of Directors held twenty meetings and voted five times by Unanimous Written Consent.

Board Committees

We had two active committees in 2002, the Audit & Finance Committee and the Executive & Compensation Committee. All actions by these committees shall be subject to the specific Directions of the Board of Directors.

The Audit Committee currently consists of Mr. Sachs and Dr. Melgen. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by our independent auditors and reviews and evaluates our internal control functions.  As an advisory function of the committee, members also participates in financings, reviews budgets prior to presentation to the Board of Directors and reviews budgets vs. actual reports.  The board of directors has determined that Mr. Sachs is the audit committee “financial expert”, as such term is defined under federal securities law, and is independent.  Mr. Sachs is an expert by virtue of his extensive career in the financial and accounting business.

The Executive and Compensation Committee may exercise the power of the Board of Directors in the management of our business and affairs at any time when the Board of Directors is not in session. The Executive Committee shall, however, be subject to the specific directions of the Board of Directors. The committee also makes recommendations to the Board of Directors regarding the compensation for our executive officers and consultants.  It is currently composed of Dr. Harrison, Mr. Sachs and Dr. Melgen.  All actions of the Executive Committee require a unanimous vote.

Compensation of Directors

The Company reimburses all Directors for their expenses in connection with their activities as Directors of the Company. The Directors make themselves available to consult with the Company's management. Currently, two of the six Directors of the Company are also employees of the Company do not receive additional compensation for their services as Directors. A compensation and stock option agreement has been adopted for the Company's outside Directors in the amount of $18,000 per year, paid quarterly in the Company's common stock valued at the average closing price for the five last days of the quarter. The Directors have elected to receive this compensation for the present time in stock. All outside directors have received 40,000 options upon joining the Board, of which 20,000 vest immediately and the remaining 20,000 vests after one year. These options are valued at the market value of the effective date of board membership.

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

Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than (10%) percent beneficial owners were complied with during the year ended December 31, 2002.

Item 11.

Executive Compensation.

The following tables present information concerning the cash compensation and stock options provided to the Company's Chief Executive Officer and each additional executive officer whose total annualized compensation exceeded $100,000 for the year ended December 31, 2002.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

Name and Principal Position	Fiscal Year	Salary ($)	Other Annual Compensaton Bonus ($)	Securities Underlying Options Compensation (S)	All other SARs($)	Compensation

Fred Sternberg*	2002	309,736	0	9,600
Chairman of the Board,	2001	224,905	0	9,600
President, CEO	2000	150,000	0	9,600

Debra Finnel	2002	249,849	0	18,000
Vice President and Chief	2001	227,884	0	18,000
Operating Officer	2000	132,000	0	--

David S. Gartner, CPA	2002	120,000	0	6,000
Secretary and Chief	2001	119,423	0	6,000
Financial Officer	2000	96,557	0	6,000

* Fred Sternberg resigned as President & CEO and Michael Earley assumed the positions of the Company’s President & CEO effective March 10, 2003.

Options granted in the Year Ended December 31, 2002 to Executives

	Number of	% of Total
	Securities	Options/
	Underlying	SARs
	Options/	Granted to	Exercise of
	SARs	Employees in	Base Price	Expiration
Name	Granted	Fiscal Year	(4/Share)	Date

NONE

There were no options granted to executive employees for the year ended December 31, 2002, 300,000 for the year ended December 31, 2001 and 1,543,000 for the year ended December 31, 2000.

Aggregated Fiscal Year-End Option Value Table

The following table sets forth certain information concerning unexercised stock options as of December 31, 2002. No stock appreciation rights were granted or are outstanding.

	Number Of			Value Of Unexercised
	Unexercised Options			In-the-Money
	Held at 12/31/02			Options at 12/31/02 (1)

		Shares Acquired
Name	Exercisable (#)	On Exercise	Unexercisable (#)	Exercisable (#)	Unexercisable (#)

Fred Sternberg	1,485,000	1,485,000	200,000	-	-
Debbie Finnel	250,000	250,000	200,000	-	-

(1)

The closing sale price of the Common Stock on December 31, 2002 as reported by OTCBB was $0.17 per share. Value is calculated by multiplying (a) the difference between $0.17 and the option exercisable price by (b) the number of shares of Common Stock underlying.

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

Mr. Sternberg resigned as President and Chief Executive Officer effective March 10, 2003.

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

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2002, the following individuals served as members of the Company’s compensation committee for the period January 1, 2002 to September 24, 2002; Michael Cahr, William Bulger and Dr. Martin Harrison.  Effective September 25, 2002 the compensation committee consisted of Dr. Martin Harrison, Randolph Pohlman, Ph.D., Dr. Salomon Melgen and Karl Sachs.

With the exception of Dr. Martin Harrison (as disclosed in Item 13), none of the members of the Compensation were, or have ever been, employed by the Company or received any compensation from the Company other than in their capacity as director.

Board Compensation Committee Report on Executive Compensation

During the year ended December 31, 2002, the following individuals served as members of the Company’s compensation committee for the period January 1, 2002 to September 24, 2002; Michael Cahr, William Bulger and Dr. Martin Harrison.  Effective September 25, 2002 the compensation committee consisted of Dr. Martin Harrison, Randolph Pohlman, Ph.D., Dr. Salomon Melgen and Karl Sachs.

The compensation committee is responsible for the review and negotiation of all executive employment agreements, incentive bonuses and equity compensation.  In 2002, the salaries of the CEO and COO were determined by contracts that were negotiated in prior fiscal years as discussed above.  Incentive bonuses and equity compensation paid to executives are at the sole discretion of the board of directors and the compensation committee and, although incentive bonuses and/or equity compensation may be paid in future years, for the fiscal year ended December 31, 2002 no incentive bonuses or equity compensation was paid to executives.

Consulting Agreements

Effective February 29, 2000 Mr. Guillama resigned as President, CEO and as a Director of the Company. Mr. Guillama had entered a consulting agreement for one year. As part of his termination agreement he received 200,000 options at an average per share price of approximately $1.00, which expired thirty (30) months from February 29, 2000.

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the Company's Common Stock beneficially owned at December 31, 2002 (i) by each person who is known by the Company to own beneficially 5% or more of the Company's common stock; (ii) by each of the Company's directors; and (ii) by all executive officers and directors as a group.

Amount of

Percentage

Name of Beneficial Owner

Beneficial Ownership

of Class

Martin Harrison, M.D. (1)

 5,400,522

17.21%

Fred Sternberg (2)*

2,012,550

6.41

Karl Sachs

315,874

1.01

Debra Finnel (3)

 300,000

0.96

David Gartner

 100,000

0.32

Dr. Salomon Melgen (4)

 20,000

0.06

Michael M. Earley (5)**

84,940

0.27

Directors and Executive Officers as a Group (7 persons)

 8,233,886

26.24

* Resigned as President and CEO effective March 10, 2003

** Appointed President and CEO effective March 10, 2003

(1)

Includes (1) 4,460,522 shares held by Dr. Harrison, (2) 900,000 shares held by H30, Inc., a corporation which Dr. Harrison is a Director, and  (3) 40,000 shares issuable upon exercise of options at a price of $0.91 until November 2, 2006. Does not include 70,000 shares issuable upon exercise of options at prices ranging from $6.938 to $7.938 per share with expirations from April 2003 until April 18, 2005.

(2)

Includes (1) 3,700 shares held by Mr. Sternberg (2) 505,850 shares held by Sternco, Inc., a corporation which Mr. Sternberg is President, (3) 18,000 shares held by Mr. Sternberg's wife, and (4) 1,485,000 shares issuable upon the exercise of options at a prices ranging from $0.30 to  $2.00 which expirations from May 2004 to October 2007. Does not include 200,000 shares issuable upon the exercise of options at prices ranging from $0.75 to $1.00 that have not yet vested.

(3)

Includes (1) 50,000 shares held by Debra Finnel, (2) 150,000 shares issuable upon the exercise of options at $0.50 per share, expiring between October 2005 and October 2007 and (3) 100,000 shares issuable upon the exercise of options at a price of $1.00, expiring on 1/1/07.  Does not include 200,000 shares issuable upon the exercise of options at a price of $1.00 that have not yet vested.

(4)

Includes 20,000 shares issuable upon the exercise of options at a price of $0.25 per share.  Does not include 20,000 shares issuable upon the exercise of options at a price of $0.25 per share that have not yet vested.

(5)

Includes 40,000 shares issuable upon the exercise of options at a price of $0.30 per share and 25,000 shares issuable upon the exercise of options at a price of $2.00 per share.

Equity Compensation Plan

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2002:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans
approved by security holders	4,391,217	$1.37	1,633,533

Equity compensation plans not
approved by security holders	7,194,400	$3.63	--

Total	11,585,617		1,633,533

Item 13.

Certain Relationships and Related Transactions.

The Company previously had a consulting agreement with Sternco, Inc., an affiliate of Fred Sternberg that provided for commissions on any acquisition for which Sternco is or was the introducing party or materially contributed to such acquisition. The consulting agreement was terminated upon the execution of Mr. Sternberg's employment agreement.

At December 31, 2002, amounts owed to the Company by officers totaled $121,666. These amounts are expected to be repaid in 2003.

The Company, for the current year ending December 31, 2002, paid Dr. Martin Harrison, a shareholder and director, $50,000 for consulting services.

All future transactions between the Company and any officer, director or 5% shareholder will be on terms no less favorable than could be obtained from independent third parties and will be approved by a majority of the independent disinterested directors of the Company.

Item 14.

Controls and Procedures

Evaluation of disclosure controls and procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  This evaluation was done under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer.  Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

Changes in internal controls

Since the expansion of its PSN operations in 2000, management has relied on an outside consultant to analyze its HMO revenues, expenses and accounts receivable on a quarterly and annual basis, based on reports he receives from the HMO.  During 2002, management, while continuing to utilize his services, began placing less reliance on the consultant, instead further developing certain internal procedures to analyze HMO results.

There were no other significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART IV

Item 15.

Exhibits, Financial Statements and Reports on Form 8-K.

(a) (1) Financial Statements

METROPOLITAN HEALTH

NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

C O N T E N T S

Page

INDEPENDENT AUDITORS' REPORT

30

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets

31

Statements of Operations

32

Statements of Changes in Stockholders' Equity (Deficiency in Assets)

33

Statements of Cash Flows

34-35

Notes to Financial Statements

36-54

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders

Metropolitan Health Networks, Inc. and Subsidiaries

West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Metropolitan Health Networks, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficiency in assets), and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Health Networks, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, the Company has incurred substantial negative cash flows from operations since inception, has a significant working capital deficit and has not been able to pay certain liabilities as they became due in the ordinary course of business.  In the absence of attaining profitable operations and achieving positive cash flows from operations or obtaining significant additional debt or equity financing, the Company will have difficulty meeting current and long-term obligations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans are also discussed in Note 2.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida

March 7, 2003, except for Note 18, as to which the date is April 14, 2003

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2001 (as restated-note 18)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 399,614	$ 393,968
Accounts receivable, net of allowance of $4,962,418 and $4,748,900,
respectively	3,498,945	11,379,369
Inventory	1,221,592	697,489
Other current assets (including $121,666 and $104,381 due from officers,
respectively)	535,397	451,627
TOTAL CURRENT ASSETS	5,655,548	12,922,453

CERTIFICATES OF DEPOSIT – restricted	850,000	--
CERTIFICATES OF DEPOSIT RECEIVABLE – restricted	150,000	--
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
amortization of $2,080,609 and $1,626,517, respectively	1,159,981	1,336,168
GOODWILL, net of accumulated amortization of $752,691 and $890,097,
respectively	1,992,133	2,977,874
OTHER ASSETS	351,249	142,767
TOTAL ASSETS	$ 10,158,911	$ 17,379,262

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
CURRENT LIABILITIES:
Advances from HMO	$ 1,666,953	$ 1,152,953
Accounts payable	4,299,322	4,076,628
Accrued expenses	1,651,961	1,000,976
Current maturities of capital lease obligations	126,220	106,002
Current maturities of long-term debt	2,234,521	828,788
Payroll taxes payable	3,805,598	2,631,179
TOTAL CURRENT LIABILITIES	13,784,575	9,796,526

CAPITAL LEASE OBLIGATIONS	122,416	197,103

LONG-TERM DEBT	3,120,213	689,812
TOTAL LIABILITIES	17,027,204	10,683,441

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS):
Preferred stock, $.001 par value; stated value $100 per share
10,000,000 authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, $.001 par value; authorized, 80,000,000 shares
31,376,822 and 27,479,087 issued and outstanding, respectively	31,376	27,479
Additional paid-in capital	29,660,886	26,044,905
Accumulated deficit	(36,640,086)	(19,559,199)
Common stock issued for services to be rendered	(420,469)	(317,364)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)	(6,868,293)	6,695,821

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIENCY IN ASSETS)	$ 10,158,911	$ 17,379,262

See accompanying notes to consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2002	2001 (as restated-note 18)	2000 (as restated-note 18)

REVENUES
Medical services	$ 140,063,566	$ 128,186,307	$ 119,047,520
Pharmacy sales, net of intersegment sales	12,875,196	2,781,425	--
	152,938,762	130,967,732	119,047,520
EXPENSES
Direct medical costs	132,538,719	114,299,302	109,835,496
Cost of sales	9,437,165	2,207,607	--
Payroll, payroll taxes and benefits	11,463,198	7,035,080	3,982,113
Medical supplies	1,924,228	80,378	50,197
Depreciation and amortization	1,051,059	860,462	636,327
Bad debt expense	550,831	308,490	643,734
Rent and leases	1,126,340	919,060	650,095
Consulting expense	2,756,543	1,125,654	323,304
General and administrative	4,763,442	2,684,883	1,768,980
Total expenses	165,611,525	129,520,916	117,890,246

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(12,672,763)	1,446,816	1,157,274

OTHER INCOME (EXPENSE)
Gain (loss) on settlements of litigation	(65,389)	177,000	3,448,288
Write down of accounts receivable from closed practices	(520,000)	(775,000)	--
Gain on settlement of capital lease obligations	--	--	572,000
Interest and penalty expense	(2,445,202)	(647,458)	(767,926)
Other	70,495	52,449	8,226
Total other income (expense)	(2,960,096)	(1,193,009)	3,260,588

INCOME (LOSS) FROM CONTINUING OPERATIONS	(15,632,859)	253,807	4,417,862

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	(614,371)	(559,221)	(94,711)
Loss on disposal of discontinued operations	(833,657)	--	--
LOSS FROM DISCONTINUED OPERATIONS	(1,448,028)	(559,221)	(94,711)

NET INCOME (LOSS) BEFORE INCOME TAXES	(17,080,887)	(305,414)	4,323,151

INCOME TAX EXPENSE	--	(63,827)	--

NET INCOME (LOSS)	$ (17,080,887)	$ (369,241)	$ 4,323,151
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	30,374,669	25,859,411	16,887,402

PER SHARE DATA:
INCOME (LOSS) FROM CONTINUING OPERATIONS	$ (0.51)	$ 0.00	$ 0.26
LOSS FROM DISCONTINUED OPERATIONS	$ (0.05)	$ (0.02)	$ (0.01)
NET EARNINGS (LOSS), basic	$ (0.56)	$ (0.02)	$ 0.25
NET EARNINGS (LOSS), diluted	$ (0.56)	$ (0.02)	$ 0.21

See accompanying notes to consolidated financial statements

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(DEFICIENCY IN ASSETS)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Preferred Shares	Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-in Capital	Prepaid Expenses	Accumulated Deficit	Total

BALANCES – DECEMBER 31, 1999	5,000	$500,000	12,111,888	$ 12,112	$ 13,488,391	$ --	$(23,513,109)	$ (9,512,606)
Shares issued in lieu of compensation	--	--	55,019	55	48,196	--	--	48,251
Shares issued for consulting services	--	--	461,103	461	214,461	(33,258)	--	181,664
Shares issued in connection with private placements	--	--	874,176	874	1,061,968	--	--	1,062,842
Shares issued for loans	--	--	2,773,001	2,773	2,385,961	--	--	2,388,734
Shares issued for directors’ fees	--	--	97,666	98	28,551	--	--	28,649
Shares issued for interest expense and late fees	--	--	890,951	891	134,193	--	--	135,084
Shares issued in connection with acquisition	--	--	64,000	64	93,703	--	--	93,767
Shares issued in settlement	--	--	3,660,333	3,660	1,188,822	--	--	1,192,482
Exercise of options and warrants	--	--	729,096	729	160,362	--	--	161,091
Issuance of options for services	--	--	--	--	132,106	--	--	132,106
Net income (as restated-note 18)	--	--	--	--	--	--	4,323,151	4,323,151
BALANCES – DECEMBER 31, 2000 (as restated – note 18)	5,000	$ 500,000	21,717,233	21,717	18,936,714	(33,258)	(19,189,958)	235,215
Shares issued in connection with private placements, net	--	--	3,312,788	3,313	5,027,986	--	--	5,031,299
Shares issued upon conversion of convertible debt	--	--	826,298	826	799,175	--	--	800,001
Shares issued for consulting services and compensation	--	--	25,000	25	15,863	--	--	15,888
Shares issued for prepaid consulting agreement, net	--	--	462,500	463	290,252	(162,679)	--	128,036
Exercise of options and warrants	--	--	685,516	686	452,202	--	--	452,888
Shares issued for directors’ fees	--	--	63,376	63	81,436	--	--	81,499
Shares issued for interest expense and late fees	--	--	139,443	139	61,552	--	--	61,691
Shares issued in connection with line of credit	--	--	57,767	58	73,919	--	--	73,977
Shares issued in settlement	--	--	189,166	189	102,579	--	--	102,768
Issuance of options for services, net	--	--	--	--	203,227	(121,427)	--	81,800
Net loss (as restated – note 18)	--	--	--	--	--	--	(369,241)	(369,241)
BALANCES – DECEMBER 31, 2001 (as restated – note 18)	5,000	$ 500,000	27,479,087	$ 27,479	$ 26,044,905	$(317,364)	$(19,559,199)	$6,695,821
Shares issued in connection with private placements, net	--	--	200,000	200	199,800	--	--	200,000
Shares issued upon conversion of convertible debt	--	--	1,251,778	1,252	1,010,371	(25,000)	--	986,623
Shares issued for consulting services and compensation	--	--	1,070,000	1,070	223,897	(1,138)	--	223,829
Shares issued for commissions, net	--	--	265,500	266	66,801	--	--	67,067
Exercise of options and warrants	--	--	67	--	67	--	--	67
Shares issued for directors’ fees	--	--	57,274	57	69,943	--	--	70,000
Shares issued for interest expense and fees	--	--	263,000	263	132,130	--	--	132,393
Shares issued in connection with equity line net	--	--	38,475	38	35,667	--	--	35,705
Shares issued in settlement	--	--	801,641	801	271,650	--	--	272,451
Shares cancelled in connection with previous acquisition	--	--	(50,000)	(50)	(66,617)	--	--	(66,667)
Cancellation of warrants	--	--	--	--	(72,000)	--	--	(72,000)
Issuance of options ad warrants for services, net	--	--	--	--	523,900	(76,967)	--	446,933
Imputed interest on beneficial conversion feature	--	--	--	--	1,220,372	--	--	1,220,372
Net loss	--	--	--	--	--	--	(17,080,887)	(17,080,887)
BALANCES – DECEMBER 31, 2002	5,000	$ 500,000	31,376,822	$ 31,376	$ 29,660,886	$(420,469)	$(36,640,086)	$(6,868,293)

See accompanying notes to consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2002	2001 (as restated-note 18)	2000 (as restated-note 18)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (17,080,887)	$ (369,241)	$ 4,323,151

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unfavorable (favorable) resolution of unsettled medical costs	6,598,563	(1,879,000)	--
Depreciation and amortization	1,051,059	870,284	666,330
Gain on settlements of litigation	--	(177,000)	(3,448,288)
Provision for bad debts and direct write-downs	850,831	308,490	643,734
Write-down of accounts receivable from closed practice	520,000	775,000	--
Write-off of goodwill from closed practice	--	54,161	--
Loss on disposal of business segment	833,657	--	--
Gain on settlement of capital lease obligations	--	--	(572,000)
Amortization of discount on note payable	103,798	36,206	36,206
Interest imputed on beneficial conversion feature	1,220,372	--	--
Warrants and options granted in lieu of compensation	414,773	81,800	--
Stock options granted for professional services	--	--	132,106
Stock issued in lieu of compensation	86,800	97,362	76,900
Stock issued for professional services	313,527	128,036	126,235
Stock issued for interest and late fees	--	61,691	135,084
Stock issued in connection with settlements	--	102,768	179,868
Changes in operating assets and liabilities:
Accounts receivable	(88,970)	(3,773,844)	(4,098,828)
Inventory	(524,103)	(334,377)	--
Other current assets	(83,770)	(307,139)	168,641
Other assets	(738,547)	(79,111)	(249,323)
Due to related parties	--	(105,800)	10,095
Accounts payable and accrued expenses	1,499,998	1,978,207	(897,254)
Payroll taxes payable	1,174,419	--	--
Unearned revenue	--	(906,944)	781,944
Medical claims payable	--	--	(98,907)
Total adjustments	13,232,407	(3,069,210)	(6,407,457)
Net cash used in operating activities	(3,848,480)	(3,438,451)	(2,084,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of restricted certificates of deposit	(850,000)	--	--
Cash consideration paid for companies acquired	--	(23,900)	(758,486)
Capital expenditures	(318,816)	(349,692)	(265,858)
Net cash used in investing activities	(1,168,816)	(373,592)	(1,024,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	--	452,888	161,091
Net repayments under line of credit facilities	--	--	(709,568)
Repayments of notes payable	(1,359,326)	(434,113)	(1,686,805)
Borrowings on notes payable	5,682,315	733,587	3,554,867
Repayments of capital lease obligations	(102,894)	(52,049)	(185,984)
Net proceeds from issuance of common stock	235,772	5,105,905	1,062,842
Proceeds from issuance of warrants	353,075	--	--
Advances from (repayments to) HMO	214,000	(1,644,931)	956,931
Net cash provided by financing activities	5,022,942	4,161,287	3,153,374

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,646	349,244	44,724
CASH AND CASH EQUIVALENTS – BEGINNING	393,968	44,724	--
CASH AND CASH EQUIVALENTS – ENDING	$ 399,614	$ 393,968	$ 44,724

See accompanying notes to consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

For the years ended December 31,
	2002	2001 (as restated-note 18)	2000 (as restated-note 18)
Supplemental Disclosures:

Interest Paid	$ 980,475	$ 471,130	$ 599,000

Supplemental Disclosure of Non-cash Investing and Financing
Activities (Note 3)

Common stock issued in connection with acquisitions	$ --	$ --	$ 66,767

Issuance of notes payable in connection with acquisitions	$ --	$ 150,000	$ 150,000

Fair value of assets received in connection with acquisitions	$ --	$ 78,608	$ 134,550

Fair value of liabilities assumed in connection with acquisitions	$ --	$ 507,462	$ 198,769

Capital lease obligations incurred on purchases of equipment	$ 45,009	$ 277,074	$ 277,074

Purchase price in excess of net assets acquired	$ --	$ 158,853	$ 340,760

Conversion of debt into common stock	$ 1,342,343	$ 800,001	$ 2,388,734

Commitments to purchase restricted certificates of deposit	$ 150,000	$ --	$ --

Common stock issued as contingent consideration in
connection with acquisition	$ --	$ --	$ 27,000

Common stock issued in connection with settlements	$ --	$ --	$ 1,012,614

See accompanying notes to consolidated financial statements.

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

In October 2000, the Company acquired a clinical laboratory, which operated in South Florida. The laboratory ceased operations and was closed in July 2002.  In June 2001 the Company opened a pharmacy to service its patient base in Central Florida. Commencing in the third quarter of 2001, the Company expanded its pharmacy division into New York and Maryland.

Segment Reporting

The Company applies Financial Accounting Standards Boards ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that in 2000 it operated in one segment and in 2001 and 2002 it operated in three operating segments for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. From time to time, the Company maintains cash balances with financial institutions in excess of federally insured limits.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Inventory

Inventory consists principally of prescription drugs that are stated at the lower of cost or market with costs determined by the first-in, first-out method.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense currently.

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

Machinery and equipment

5 - 7 years

Computer and office equipment, including items under capital lease

5 - 7 years

Furniture and fixtures

5 - 7 years

Auto equipment

5 years

Leasehold improvements

5 years

Restatement

The Company’s consolidated financial statements and related notes have been corrected to reflect restatements to 2001 and 2000 medical costs for certain capitation payments (expenses) that were made directly by a national HMO to doctors under the Company’s management but were excluded from medical costs during those years in error.  The correction resulted in adjustments to direct medical costs, income before taxes, net income, accounts receivable and stockholder’s equity (see note 18).  In addition, corrections have been made to unaudited quarterly financial information, also included in note 18, to reflect corrections to the quarters in which medical costs were excluded.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates.

In the health care environment, estimates often change as a result of one or more future confirming events. With regard to revenues, expenses and receivables arising from agreements with the HMO, the Company estimates amounts it believes will ultimately be realizable through the use of judgments and assumptions about future decisions. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

Direct medical costs are based in part upon estimates of claims incurred but not reported  (IBNR) and estimates of retroactive adjustments or unsettled costs to be applied by the HMO. The IBNR estimates are made by the HMO utilizing actuarial methods and are continually evaluated by management of the Company based upon its specific claims experience. The estimates of retroactive adjustments or unsettled costs to be applied by the HMO are based upon current agreements and understandings with the HMO to modify certain amounts previously charged to the Company’s fund balances.  At December 31, 2002, approximately $800,000 of estimated retroactive adjustments to medical costs are outstanding and included as an offset to advances from HMO and approximately $500,000 of such adjustments are included in accounts receivable.  Management believes its estimates of IBNR claims and estimates of retroactive adjustments are appropriate, however, it is reasonably possible the Company's estimate of these costs could change in the near term, and those changes may be material.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

From time to time, the Company is charged for certain medical expenses for which, under its contract with the HMO, the Company believes it is not liable. In connection therewith, at December 31, 2002, the Company was contesting certain costs aggregating approximately $1.8 million. Management's estimate of recovery on these contestations is determined based upon its judgment and its consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors. Accordingly, the net amount due from the HMO has been increased by approximately $370,000, which represents an estimated recovery of 20% of contestations outstanding at December 31, 2002. It is reasonably possible the Company's estimate of these recoveries could change in the near term, and those changes may be material.

Revenues from the HMO accounted for approximately 90% of the Company's total revenues for 2002, 96% for 2001, and 97% for 2000.  Direct medical costs relating to revenues from the HMO accounted for approximately 96% of the Company's HMO revenues in 2002, 90% in 2001 and 96% in 2000.

As discussed above, the nature of the relationship with the HMO is, and has been such that certain estimates made by the company are based upon verbal agreements with, or representations from the HMO regarding retroactive adjustments to amounts previously credited or charged to the Company’s fund balance.  These estimates are particularly likely to change as policy, and or personnel at the HMO changes.  In connection with a change in the HMO’s management during 2002, deterioration in the relationship with the HMO in the fourth quarter of 2002, and other factors, during 2002 Metropolitan recorded additional medical costs of approximately $6.6 million related to amounts that were included in accounts receivable at December 31, 2001.  Conversely, in 2001 upon favorable resolution of unsettled medical costs Metropolitan recorded a reduction to medical costs of approximately $1.9 million.  Accordingly, the 2002 gross profit and resulting net income was decreased by approximately $6.6 million due to unfavorable settlements estimated as of December 31, 2001, and the 2001 gross profit and resulting net income was increased by approximately $1.9 million due to favorable settlements estimated as of December 31, 2000.

Non-HMO accounts receivable, aggregating approximately $7.4 million and $7.6 million at December 31, 2002 and 2001, respectively, relate principally to prescription sales and medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible (approximately $5.0 million and $4.8 million at December 31, 2002 and 2001, respectively). Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors, however it is reasonable possible the company's estimate of uncollectible amounts could change in the near term, and those changes may be material.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used by the Company in estimating the fair values of each class of financial instruments disclosed herein:

Cash and Certificates of Deposits - The carrying amount approximates fair value because of the short maturity of those instruments.

Line of Credit Facilities, Capital Lease Obligations, Long-Term Debt - The fair value of line of credit facilities, capital lease obligations and long-term debt are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2002, the fair values approximate the carrying values.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Net Income (Loss) Per Share

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

	For the years ended December 31,
	2002	2001 (as restated-note 18)	2000 (as restated-note 18)

Net income (loss) from continued operations	$ (15,632,859)	$ 189,980	$ 4,417,862
Less: preferred stock dividends	(50,000)	(50,000)	(166,667)
	(15,682,859)	139,980	4,251,195
Loss from discontinued operations	(1,448,028)	(559,221)	(94,711)
Income (loss) available to common shareholders	(17,130,887)	(419,241)	4,156,484
Denominator:
Weighted average common shares outstanding	30,374,669	25,859,411	16,887,402
Basic earnings per common share	$ (0.56)	$ (0.02)	$ 0.25

Net income (loss)	$ (17,080,887)	$ (369,241)	$ 4,323,151
Interest on convertible securities	--	--	8,743
	(17,080,887)	(369,241)	4,331,894
Denominator:
Weighted average common shares outstanding	30,374,669	25,859,411	16,887,402
Common share equivalents of outstanding stock
Stock options	--	--	2,576,405
Warrants	--	--	187,979
Convertible preferred	--	--	820,210
Convertible debt	--	--	462,500
	30,374,669	25,859,411	20,934,496
Diluted earnings per common share	$ (0.56)	$ (0.02)	$ 0.21

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

The Company is a party to certain managed care contracts and provides medical care to its patients through owned and non-owned medical practices. Accordingly, revenues under these contracts are reported as Provider Service Network (PSN) revenues, and the cost of provider services under these contracts are not included as a deduction to net revenues of the Company, but are reported as an operating expense. In connection with its PSN operations, the Company is exposed to losses to the extent of its share (100% for Medicare Part B, 100% for Medicare Part A in its Daytona market and 50% for Medicare Part A in South Florida) of deficits, if any, on its owned and non-owned managed medical practices.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Advances from HMO

Advances represent loans from the HMO that are due on demand.  These amounts are expected to be repaid via offsets to future revenues earned from the HMO.

Goodwill

In connection with its acquisitions of physician and ancillary practices, the Company has recorded goodwill of $1,992,133 and $2,977,874 as of December 31, 2002 and 2001, respectively, which is the excess of the purchase price over the fair value of the net assets acquired.  The goodwill is attributable to the general reputation of these businesses in the communities they serve, the collective experience of the management and other employees and relationships between the physicians and their patients. The Company has reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate.   Effective January 1, 2002 the Company, through the use of an outside business valuation expert completed a transitional goodwill impairment test and determined that the Company did not have a transitional impairment of goodwill.  Subsequent to that analysis, during the quarter ended September 30, 2002, the Company disposed of a segment of its business and charged off net goodwill of approximately $962,000.  The Company intends to perform its annual impairment test effective January 1, 2003.

The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001
Balance as of January 1	$ 2,977,874	$ 3,242,212
Goodwill written off related to disposal
of business segment	(985,741)	-
Amortization expense	-	(264,338)
Balance as of December 31, 2002	$ 1,992,133	$ 2,977,874

Capital Lease Settlement

During the year ended December 31, 2000, a vendor/lessee to a former subsidiary repossessed equipment from the former subsidiary in partial satisfaction of certain company obligations. In connection with this satisfaction, the Company recorded other income of approximately $572,000.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued three new pronouncements: Statement of Financial Accounting Standards (“SFAS”) No 141, “Business Combinations, “ SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 143, “Accounting for Asset Retirement Obligations.”  In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 141 is effective as follows:  a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later).  There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized.

SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing.  The Company adopted certain provisions of these pronouncements effective July 1, 2001, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30,

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2001.  The Company adopted the remaining provisions of SFAS 141 and SFAS 142 effective January 1, 2002.  There was not a cumulative transition adjustment upon adoption as of July 1, 2001 or January 1, 2002 .. SFAS 141 an d SFAS 142 required the Company to perform the following as of January 1, 2002; (i) review goodwill and intangible assets for possible reclass ifications ; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test.  The Company has reviewed the balances of goodwill and identifiable intangibles and determined that the Company does not have any amounts that are required to be reclass ified from goodwill to identifiable intangibles, or vice versa.

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

A reconciliation of reported net income (loss) adjusted to reflect the adoption of SFAS No. 142 is provided below:

	For the Twelve Months Ended December 3 1 ,
	2002	2001 (as restated-note 18)	200 0 (as restated-note 18)
Reported net income (loss)	$(17,080,887)	$ (369,241)	$ 4,323,151
Add-back goodwill amortization, net of tax	--	264,338	291,925
Adjusted net income (loss)	$(17,080,887)	$ (104,903)	$ 4,615,076

Reported basic net income per share	$ (0. 56 )	$ (0.02)	$ 0.25
Add-back goodwill amortization	--	0.01	0.02
Adjusted basic net income (loss) per share	$ (0.56)	$ (0.01)	$ 0.27

Reported diluted net income (loss) per share	$ (0.56)	$ (0.02)	$ 0.21
Add-back goodwill amortization	--	0.01	0.01
Adjusted diluted net income (loss) per share	$ (0.56)	$ (0.01)	$ 0.22

SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company is currently assessing the impact of SFAS No. 143, which is not expected to have a material impact on the Company’s financial statements.

SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144, and it did not have a material impact on the Company’s financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

In April 2002, the FASB issued SFAS No. 145, rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  This statement, among other things, eliminated an inconsistency between required accounting for certain sale-leaseback transactions and provided for other technical corrections.   A doption of this statement did not have a material effect on the financial statements of the company.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies emerging issues Task Force Issue No. 94-3.  The statement is effective for exit or disposal costs initiated after December 31, 2002, with early application encouraged.   The Company has not yet adopted this statement and management has not determined the impact of this statement on the financial statements of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has not yet adopted this statement, and management has not determined the impact of this statement on the financial statements of the Company except the Company does provide for the affect of stock options per FASB Statement No. 123 as a footnote disclosure.

On January 17, 2003, FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” was issued.  The primary objective of FIN 46 is to provide guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights.  The provision of FIN 46 is required to be adopted by the Company in fiscal 2003.  The Company does not expect the adoption of FIN 46 to have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform with the 2002 presentation.

NOTE 2.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern.  However, the Company has incurred substantial negative cash flows since inception.  At December 31, 2002 the Company has a working capital deficit of $8.1 million.  The Company continues to negotiate with the IRS regarding approximately $3.8 million of unpaid payroll taxes and related penalties and interest.  The Company’s cash flow difficulties have been amplified by expansion in an effort to diversify its revenue base to include the pharmacy and clinical laboratory operations.

To address these issues, among other things in late 2002 Management approached the HMO, seeking to renegotiate its contract.  The Company successfully completed an amendment, which, effective January 1, 2003, provides for an increase in gross revenues on a per-member per-month basis.  Management believes these increases, and other concessions by the HMO, are sufficient to address the significant cost increases experienced during the fourth quarter of 2002.   Also, Management is conducting a review of each division in an effort, not only to reduce costs, but also to increase revenues and Management continues to pursue various financing opportunities, including a pharmacy accounts receivable credit facility.

Subsequent to December 31, 2002, the Company obtained $756,000 in additional advances from the HMO, payable in twelve monthly installments via offsets to future revenues.  Also subsequent to year end, the Company borrowed $500,000 on a short-term note payable due August 21, 2003, with interest payable at 24%, and the Company paid off interest and debt aggregating $247,060 by issuing 2,012,131 shares of common stock of the Company.

Although the Company believes it will become cash flow positive from operations in 2003, there can be no assurance that this will occur.  In the absence of achieving positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations, and may be forced to discontinue a business segment or overall operations.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

50,000 shares of the Company's common stock

$

66,767

Forgiveness of promissory note and other advances

968,000

Total consideration

1,034,767

Fair value of assets acquired

(134,775)

Fair value of liabilities assumed

           198,769

$      1,098,761

The results of the operations beginning October 1, 2000 are included in the Company's consolidated statements of operations.

Unaudited pro forma results of operations, assuming the business combination had occurred at the beginning of 2000, after giving effect to certain adjustments resulting from the acquisition, were as follows:

For the

Year Ended

December 31, 2000

(as restated-note 18)

Revenue

$

119,372,854

Net income

$

4,035,151

Net income per share

$

0.23

The pro forma data is provided for information purposes only and does not purport to be indicative of results, which actually would have been obtained if the combination had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

In the third quarter of 2002 the Company decided to dispose of its clinical laboratory. Accordingly, for the year ended December 31, 2002, the Company recognized $834,000 due to the loss on disposal of discontinued operations.  In addition, losses from operations of discontinued operations were $614,000, $559,000 and $95,000 with the total loss from discontinued operations of $1,448,000, $559,000 and $95,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

a purchase, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. As a result of this acquisition, $1,588,349 was allocated to goodwill.

During 1999, the Company defaulted on the Promissory Note and a judgment was entered against the Company for $4,745,370. Accordingly, the Promissory Note was increased to $4,745,370, and a loss of $2,206,448 was recorded in the consolidated statement of operations for the year ended June 30, 1999.

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

NOTE 4.      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2002	2001

Equipment under capital lease	$ 758,918	$713,909
Machinery and medical equipment	278,212	315,630
Furniture and fixtures	436,533	352,168
Leasehold improvements	702,452	520,928
Computer and office equipment	1,003,095	998,670
Automobile equipment	61,380	61,380
	3,240,590	2,962,685
Less accumulated depreciation and amortization	(2,080,609)	(1,626,517)
	$ 1,159,981	$ 1,336,168

Accumulated amortization of computer equipment and office equipment under capital leases was $437,545 and $430,794 at December 31, 2002 and 2001, respectively.

Depreciation and amortization of equipment under capital leases totaled approximately $499,000, $512,000 and $287,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

During 2002 and 2001, the Company received approximately $36,000 and $74,000, respectively, under the Equity Facility and on March 5, 2002, the Company terminated the Equity Facility.

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

On June 1, 2001, the Company terminated these agreements. Under the terms of the termination, the Company purchased assets totaling $99,000 and assumed certain liabilities totaling $78,000 of a Daytona pharmacy servicing the Company's patients. In addition, the Company agreed to retain the Pharmacy Consultant for a period of one year for a prepaid amount of $300,000. Of this amount, $125,000 was included in prepaid expenses at December 31, 2001. Total consideration paid for the net assets and the unamortized balances on the agreements was $1,028,000, on which the Company recognized a gain in the amount of $68,000.

NOTE 7.      CAPITAL LEASE OBLIGATIONS

The Company is obligated under capital leases relating to certain of its property and equipment. Future minimum lease payments for capital lease obligations as of December 31, 2002 were as follows:

2003	$ 186,321
2004	107,100
2005	3,151
296,572
Less amount representing interest	(47,936)
248,636
Less current maturities	(126,220)
$ 122,416

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 8.       LONG-TERM DEBT

	December 31,
Long-term debt consisted of the following:	2002	2001

Promissory Note payable to a venture capital group; unsecured, with interest payable quarterly at a rate of 12%.  Principal due May 24, 20 04.  The note has 500,000 attached warrants to purchase common stock of the Company at $0.68.    Approximately $254,000 of the purchase price was assigned to the warrants and this amount is being amortized and charged to interest expense over two years under the interest method.  After the effect of the value assigned to the warrants, the effective rate on the note was approximately 29%.  Upon default, the note was converted into a 6% convertible debenture with a default interest rate at 13%.  The holder, at its discretion, may convert into shares of common stock of the Company at 75% of market value at the date of conversion.

	$ 1,477,686	$ --

Convertible debentures payable to a venture capital group; unsecured, with interest payable quarterly at a rate of 6%, increasing to 13% on default.  Principal due May 24, 20 04.  The debenture has 150,000 attached warrants to purchase common stock of the Company at $0.68.   The holder, at its discretion, may convert into shares of common stock of the Company at 75% of market value at the date of conversion.   Approximately $ 60 ,000 of the purchase price was assigned to the warrants and this amount, along with a $79,000 discount, is being amortized and charged to interest expense over two years under the interest method ..  After the effect of the value assigned to the warrants, the effective rate on the note is 11%.

	1,049,037	--

Convertible notes payable to an offshore fund; secured by certain assets of the Company, with interest payable quarterly at a rate of 23.75%. Interest and principal payable in monthly installments, with final payment due July 2003. The holder, at its discretion, may convert amount outstanding into shares of common stock of the Company at a price of $0.43.	1,081,430	--

Convertible notes payable to investor groups; payable on demand, with interest payable at 24%. Secured by certificates of deposit used as collateral for a letter of credit in favor of the HMO.	182,466	--

Amount payable to a pharmaceutical vendor; secured by pharmacy inventory, payable in three equal monthly installments with the last payment due March 2003, with interest at 0%.	300,000	--

Promissory note payable to an investment limited partnership; secured by common stock of the Company, with interest payable at 24%. Principal and interest due August 21, 2003.	500,000	--

Promissory note payable to a shareholder; unsecured, with interest payable quarterly at a rate of 12%. Principal plus accrued interest due June 30, 2004.	132,000	--

Convertible debentures payable to a shareholder; unsecured, with interest payable quarterly at a rate of 6%. The holder, at its discretion, may convert amount outstanding into shares of common stock of the Company at a price of $0.43. Principal plus accrued interest due June 30, 2004.	168,000	--

Note payable to HMO; interest at 5%, increased to 14% if note defaults; payable in 60 monthly installments of $7,489 commencing May 1, 1999; collateralized by accounts receivable and property and equipment.	108,257	208,583

Notes payable to individuals with interest prepaid in the form of one share of the Company’s common stock for each dollar loaned, plus 18% additional interest upon default; principal payable in 6 equal installments. The holders of these notes have the right to convert the outstanding obligation to common stock at $1 per share at any time. This note is currently past due and is in default.	202,991	202,991

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note payable to venture capital group with interest at prime plus 5% (9.25% at December 31, 2002). Collateralized by certain accounts receivable and property and equipment. Repaid in full February 2003.	71,685	500,187

Promissory note payable to an offshore fund; unsecured, with interest at 10%, increased to 15% upon default, due and payable at various dates from April to June 2003. The holders have the right to convert the entire amount outstanding into shares of common stock at varying prices from $0.74 to $1.00 per share, at anytime. Converted into stock February 2002.	--	504,191

Promissory note payable to a shareholder of the Company, interest at 8% due and payable on March 30, 2004, or as otherwise agreed to by the parties. The payee at his discretion may convert amount outstanding on the note into shares of the common stock of the Company at $2.50 per share. The note has 16,667 attached warrants at prices ranging from $2.50 to $4.00, also expiring March 30, 2004.	67,000	67,000

Promissory note payable to a shareholder of the Company, interest at 10%, due on demand; collateralized by certain assets of the Company.	14,182	35,648

	5,354,734	1,518,600
Less current maturities	2,234,521	828,788
Long-term debt	$3,120,213	$689,812

Aggregate maturities of long-term debt for years subsequent to December 31, 2002, are as follows:

2003

$      2,234,521

2004

        3,120,213

$      5,354,734

NOTE 9.

    RELATED PARTY TRANSACTIONS

Due to Related Parties

For the year ended December 31, 2000, approximately $238,000 of Company expenses were paid by the former owner of GMA, who is presently a shareholder and director of the Company. During 2001 these amounts were repaid. At December 31, 2002 and 2001, amounts owed to the Company by officers totaled $121,666 and $104,381, respectively.

NOTE 10.       INCOME TAXES

The components of income taxes were as follows:

	December 31,
	2002	2001 (as restated-note 18)	2000 (as restated-note 18)
Provision (Benefit) for Income Taxes
Current
Federal	$ --	$ 64,000	$ --
State	--	--	--
Deferred
Federal	(5,777,000)	389,000	1,421,000
State	(612,000)	66,000	245,000
Change in Valuation Allowance	6,389,000	(455,000)	(1,666,000)
Income Tax Expense	$ --	$ 64,000	$ --

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The effective tax rate for the year ended December 31, 2002, differed from the federal statutory rate due principally to an increase in the deferred tax asset valuation allowance of $6,389,000 offset by state income tax benefits of $612,000.

The effective tax rate for the year ended December 31, 2001, differed from the federal statutory rate due principally to a decrease in the deferred tax asset valuation allowance of $455,000 offset partially by alternative minimum taxes.

The effective tax rate for the year ended December 31, 2000, differed from the federal statutory rate due to state income taxes of approximately $245,000, a decrease in the valuation allowance of approximately $1,666,000 and permanent and other differences.

The Company has net operating loss carryforwards of approximately $31,955,000, expiring in various years through 2022.

The approximate deferred tax assets and liabilities were as follows:

DEFERRED TAX ASSETS:
	As of December 31,
	2002	2001
		(as restated-note 18)

Allowances for doubtful accounts	$ 1,868,000	$ 1,787,000
Net operating loss carryforward	11,445,000	5,270,000
Total deferred tax assets	13,313,000	7,057,000

DEFERRED TAX LIABILITIES:
	As of December 31,
	2002	2001
		(as restated-note 18)

Cash basis subsidiaries	15,000	247,000
Amortization	90,000	15,000
Depreciation	54,000	30,000
Total deferred tax liabilities	159,000	292,000
Net deferred tax asset	13,154,000	6,765,000
Less valuation allowance	(13,154,000)	(6,765,000)
	$ -	$ -

--

NOTE 11.      STOCKHOLDERS' EQUITY

As of December 31, 2002, the Company has designated 10,000,000 preferred shares as Series A preferred stock, par value $.001, of which 5,000 were issued and outstanding. Each share of Series A preferred stock has a stated value of $100 and pays dividends equal to 10% of the stated value per annum. At December 31, 2002 and 2001, the aggregate and per share amounts of cumulative dividend arrearages were approximately $266,667 ($53 per share) and $216,667 ($43 per share), respectively. Each share of Series A preferred stock is convertible into shares of common stock at the option of the holder at the lesser of 85% of the average closing bid price of the common stock for the ten trading days immediately preceding the conversion or $6.00. The Company has the right to deny conversion of the Series A preferred stock, at which time the holder shall be entitled to receive and the Company shall pay additional cumulative dividends at 5% per annum, together with the initial dividend rate to equal 15% per annum. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series A preferred stock shall be entitled to receive a liquidating distribution before any distribution may be made to holders of common stock of the Company.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The Company has also designated 7,000 shares of preferred stock as Series B preferred stock, with a stated value of $1,000 per share. At December 31, 2002 and 2001, there were no shares of series B preferred stock issued and outstanding.

At December 31, 2002 and 2001, the Company had outstanding warrants to purchase 3,324,775 and 1,844,150 shares of common stock, respectively.  The warrants are exercisable upon issuance with expiration dates ranging from two to five years and exercise prices ranging from $0.32 to $6.00.

NOTE 12.       STOCK OPTIONS

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Accordingly, compensation expense has been recorded to the extent that the market value of the underlying stock exceeded the exercise price at the date of grant. For the years ended December 31, 2002, 2001 and 2000 compensation costs and professional services related to stock options amounted to approximately $16,800, $81,800 and $132,106, respectively.

Stock option activity for the three years ended December 31 was as follows:

Number of

Weighted Average

Options

Exercise Price

Balance, December 31, 1999

2,643,692

$

3.70

Granted during the year

3,868,000

$

1.21

Exercised and returned during the year

(357,028)

$

0.53

Forfeited during the year

(1,103,217)

$

1.42

Balance, December 31, 2000

5,051,447

$

1.88

Granted during the year

1,474,000

$

1.48

Exercised and returned during the year

(514,000)

$

0.59

Forfeited during the year

 (275,197)

$

4.26

Balance, December 31, 2001

5,736,250

$

1.81

Granted during the year

200,000

$

0.40

Exercised and returned during the year

(67)

$

   1.00

Forfeited during the year

 (730,466)

$

   2.11

Balance, December 31, 2002

5,205,717

$

1.46

Exercisable, December 31, 2000

3,317,975

$

2.06

Exercisable, December 31, 2001

3,939,974

$

1.85

Exercisable, December 31, 2002

4,381,946

$

1.46

The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding

Options Exercisable

Weighted Average

Weighted Average

Remaining

Remaining

Number of

Contractual Life

Number of

Contractual Life

Exercise Price

Options

(Years)

Options

(Years)

$0.100 - $1.000

3,636,967

3.32

3,113,196

3.00

$1.140 - $2.000

668,950

2.83

543,950

2.79

$2.020 - $3.000

493,450

2.23

393,450

2.04

$3.125 - $5.000

135,350

3.11

60,350

3.26

$5.500 - $8.000

226,500

3.30

226,500

3.30

$8.400 - $18.000

44,500

0.17

44,500

0.17

5,205,717

4,381,946

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The weighted average fair value per option as of grant date was $0.08 for stock options granted during the year ended December 31, 2002. The determination of the fair value of all stock options granted during the year ended December 31, 2002 was based on (i) risk-free interest rate of 2.03%, (ii) expected option lives ranging from 1 to 4 years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company's common stock of 100%, and (iv) no expected dividends on the underlying stock.

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

December 31,
	2002	2001 (as restated-note 18)	2000 (as restated-note 18)

Net income (loss)	$ (17,080,887)	$ (1,138,785)	$ 3,614,137
Net income per share, basic	$ (0.56)	$ (0.04)	$ 0.21
Net income per share, diluted	$ (0.56)	$ (0.04)	$ 0.17

NOTE 13.

COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office and medical facilities under various non-cancelable operating leases.  Approximate future minimum payments under these leases for the year ended December 31, 2002 are as follows:

2003

$

913,000

2004

867,000

2005

857,000

2006

695,000

2007

500,000

Thereafter

        756,000

Total

$   4,588,000

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Employment Contracts

The Company has employment contracts with certain executives, physicians and other clinical and administrative employees. Future annual minimum payments under these employment agreements for the year ended December 31, 2002 are as follows:

2003	$ 1,896,000
2004	809,000
2005	250,000
$ 2,955,000

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

Payroll Taxes Payable

In 2000, the Company negotiated an installment plan with the Internal Revenue Service (IRS) related to unpaid payroll tax liabilities including interest and penalties totaling approximately $2.7 million at December 31, 2002 . Under the plan the Company was required to make monthly installments of $100,000 on the amount in arrears. This agreement has expired and the full amount is deemed due upon demand.   The Company is currently negotiating with the IRS for a new installment agreement.  This amount plus approximately $1.1 million related to 2002 payroll taxes are included as payroll taxes payable at December 31, 2002.  While management believes it will be successful in negotiating a new agreement, there can be no assurance that the IRS will accept the proposal on these delinquent taxes.

NOTE 14.

CONCENTRATIONS

Revenue Concentration and Economic Dependency

For each of the years ended December 31, 2002, 2001 and 2000, the HMO accounted for approximately 90%, 96% and 97%, respectively, of revenue and at December 31, 2002 and 2001, the HMO represented approximately 30% and 75% of the total accounts receivable balance, respectively.  The loss of the contracts with the HMO could significantly impact the operating results of the Company.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 15.

SEGMENTS

The Company has considered its operations and has determined that it operates in three operating segments, starting with fiscal year 2001, for purposes of presenting financial information and evaluating performance, PSN (managed care and direct medical services), pharmacy and clinical laboratory.

Year ended
December 31, 2002	PSN	Pharmacy	Laboratory	Total

Revenues from external customers	$140,064,000	$12,875,000	$ --	$152,939,000
Intersegment revenues	--	1,174,000	--	1,174,000
Expenses	145,054,000	15,815,000	955,000	161,824,000
Interest expense and penalties	(16,000)	(24,000)	--	(40,000)
Depreciation and amortization	(927,000)	(95,000)	(10,000)	(1,032,000)
Revenues from discontinued business segment	--	--	886,000	886,000
Segment gain (loss) before allocated overhead	(4,996,000)	(1,767,000)	(1,448,000)	(8,211,000)
Allocated corporate overhead	5,446,000	2,970,000	454,000	8,870,000
Segment assets	6,468,000	3,419,000	--	9,887,000
Segment gain (loss) after allocated overhead	(10,442,000)	(4,737,000)	(1,902,000)	(17,081,000)

Allocated corporate overhead in 2002 included expenses of $3,788,000, interest revenue of $23,000, interest expense of $2,405,000 and depreciation and amortization of $19,000. In addition, corporate assets were $272,000.

Year ended
12/31/2001 (as restated - note 18)	PSN	Pharmacy	Laboratory	Total

Revenues from external customers	$128,187,000	$ 2,781,000	$ --	$130,968,000
Intersegment revenues	--	296,000	--	296,000
Expenses	121,321,000	3,821,000	1,122,000	126,264,000
Interest expense and penalties	--	(42)	--	(42)
Depreciation and amortization	(819,000)	(15,000)	(10,000)	(844,000)
Revenues from discontinued business segment	--	--	563,000	563,000
Segment gain (loss) before allocated overhead	6,142,000	(744,000)	(559,000)	4,839,000
Allocated corporate overhead	3,911,000	860,000	437,000	5,208,000
Segment assets	13,156,000	2,435,000	1,544,000	17,135,000
Segment gain (loss) after allocated overhead	2,231,000	(1,604,000)	(996,000)	(369,000)

Allocated corporate overhead in 2001 included expenses of $3,257,000, interest revenue of $12,000, interest expense of $647,000 and depreciation and amortization of $16,000. In addition, corporate assets were $244,000.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Year ended
12/31/2000 (as restated - note 18)	PSN	Pharmacy	Laboratory	Total

Revenues from external customers	$119,048,000	$ --	$ --	$119,048,000
Intersegment revenues	--	--	--	--
Expenses	114,500,000	--	177,000	114,677,000
Interest expense and penalties	(115)	--	(282)	(397)
Depreciation and amortization	(594,000)	--	(30,000)	(624,000)
Revenues from discontinued business segment	--	--	82,000	82,000
Segment gain (loss) before allocated overhead	4,547,000	--	(95,000)	4,452,000
Allocated corporate overhead**	129,000	--	--	129,000
Segment assets	9,699,000	--	1,263,000	10,962,000
Segment gain (loss) after allocated overhead	4,418,000	--	(95,000)	4,323,000

Allocated corporate overhead in 2000 included expenses of $3,213,000, interest revenue of $9,700, interest expense of $777,000 and depreciation and amortization of $12,000. In addition, corporate assets were $198,000.

** For the year ended December 31, 2000, allocated corporate overhead is net of one time litigation settlements.

NOTE 16.

SUBSEQUENT EVENTS

Effective January 1, 2003, pursuant to a Letter of Agreement, the Company’s contract with the HMO relating to its operations in the Daytona Florida market changed.  The changes include, among other things, i) an increase in the amount the HMO will pay the Company under its global risk arrangement of 2.3% of the total combined premiums it receives, ii) a modification for commercial members, such that the “risk deal” will convert to a “no-risk deal,” iii) provisions allowing the Company to contract with other health maintenance organizations in the Daytona market if the HMO chooses to exit that market, iv) a provision whereby the HMO will make cash advances to the Company on a monthly basis if the total amount otherwise due to the Company is less than $100,000 and v) a provision allowing the Company to acquire external stop loss insurance.

NOTE 17.

SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter the Company made two adjustments deemed to be material to the results of the quarter. The Company adjusted prior cost estimates on its HMO direct medical expense, increasing it by $7.9 million, and charged-off $520,000 of accounts receivable relating to medical practices that were closed in prior years.

NOTE 18.

SUMMARY OF RESTATEMENTS TO OPERATIONS

The Company's consolidated financial statements and related notes have been corrected to reflect restatements to 2001 and 2000 medical costs for certain capitation payments (expenses) that were made directly by the HMO to doctors under its management but were excluded from medical costs during those years in error.  The effect on the balance sheet at December 31, 2001, is to decrease accounts receivable and stockholder’s equity by approximately $1,983,000.  The effect on 2000 income before taxes and net income amounts previously reported is to decrease income before taxes and net income by approximately $605,000.  The effect on 2000 earnings per share is to decrease basic and diluted earnings per share by $0.03, and $0.03 respectively.  The effect on 2001 income before taxes and net income amounts previously reported is to decrease those amounts by approximately $1,378,000.  The effect on 2001 basic earnings per share and diluted earnings per share is to decrease those amounts by $0.06.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Summarized unaudited restated quarterly financial information for 2002, 2001 and 2000 is as follows:

	Quarter - 2 2000	Quarter - 3 2000	Quarter - 4 2000	Quarter - 1 2001	Quarter - 2 2001	Quarter - 3 2001	Quarter - 4 2001	Quarter - 1 2002	Quarter - 2 2002

Net income, as reported	350,482	4,141,145	283,113	1,190,732	1,829,943	1,326,685	(3,338,606)	799,578	(4,422,696)
Effect of restatement	(111,026)	(145,715)	(348,677)	(346,436)	(342,576)	(347,132)	(341,851)	(347,715)	2,331,128
Net income, restated	239,456	3,995,430	(65,564)	844,296	1,487,367	979,553	(3,680,457)	451,863	(2,091,568)

Earnings per share, basic, as reported	0.02	0.23	0.01	0.05	0.07	0.05	(0.12)	0.03	(0.15)
Effect of restatement	--	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	( 0 .01)	0.08
Earnings per share, basic, restated	0.02	0.22	--	0.04	0.06	0.04	(0.13)	0.02	( .07)

NOTE 19.

VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company's Valuation and Qualifying Accounts consists of the following:

	Year Ended December 31,
	2002	2001	2000
Allowance for doubtful accounts:
Balance at beginning of period	$ 4,748,900	$ 5,065,000	$ 4,829,137
Charged to costs and expenses	1,070,831	1,083,490	643,734
Deductions	(857,313)	(1,399,590)	(407,871)
Balance at end of period	$ 4,962,418	$ 4,748,900	$ 5,065,000

Deferred tax asset valuation allowance:
Balance at beginning of period	$ 6,765,000	$ 7,221,000	$ 8,887,000
Additions	6,389,000	--	--
Deductions	--	(456,000)	(1,666,000)
Balance at end of period	$ 13,154,000	$ 6,765,000	$ 7,221,000

 (a)(2) Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is provided in the consolidated financial statements, including the notes thereto, as part of this Form 10-K.

(a) (3) Exhibits

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

10.25

Employment Agreement between Metropolitan Health Networks and Debra Finnel, dated January 7,2000. (3)

21

Subsidiaries of the Company.

99

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (No. 333-5884-A)

(2)

Incorporated by reference to the Company's Current Report on Form 8-K dated August 6, 1997

(3)

Incorporated by reference to the Exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (No. 333-61566).

SIGNATURES

Pursuant to the requirements of the Securities Act, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th of April, 2003.

METROPOLITAN HEALTH NETWORKS, INC.

By: /s/ MICHAEL M. EARLEY

Michael, President and Chief

Executive Officer

Pursuant to the requirements of the Securities Act, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature

Title

Date

/s/ MICHAEL M. EARLEY

President and Chief Executive Officer

April 15, 2003

Michael M. Earley

/s/ DAVID S. GARTNER

Chief Financial Officer and Secretary

April 15, 2003

David S. Gartner

/s/ FRED STERNBERG

Chairman of the Board

April 15, 2003

Fred Sternberg

/s/ DEBRA FINNEL

Chief Operating Officer and Director

April 15, 2003

Debra Finnel

/s/ KARL SACHS

Director

April 15, 2003

Karl Sachs

/s/ MARTIN HARRISON

Director

April 15, 2002

Martin Harrison

/s/ SALOMON MELGEN

Director

April 15, 2002

Salomon Melgen

CERTIFICATION

I, Michael M. Earley, Chief Executive Officer of Metropolitan Health Networks, Inc. (the ‘Company’), certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

METROPOLITAN HEALTH NETWORKS, INC.

Registrant

Date:  April 15, 2003

 /s/ Michael M. Earley

Michael M. Earley

President and

Chief Executive Officer

CERTIFICATION

I, David S. Gartner, Chief Financial Officer of Metropolitan Health Networks, Inc. (the ‘Company’), certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

METROPOLITAN HEALTH NETWORKS, INC.

Registrant

Date:  April  15, 2003

 /s/ David S. Gartner

David S. Gartner

Chief Financial Officer

EXHIBIT 21

Subsidiaries of the Company

Metcare Health Plans, Inc.

Metcare MIS, Inc.

Metcare Pharmacy Group, Inc.

MetCare VIII, Inc.

MetCare IV, Inc.

MetCare X, Inc.

MetCare of Florida, Inc.

MetCare Rx, (FL) Inc.

Metlabs, Inc.

Ben-Tal Pharmacy Services, Inc.

R&K Pharmacy Services, Inc.

Metcare Rx, (MD) Inc.

EXHIBIT 99

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to

     Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K of Metropolitan Health Networks, Inc. (the “Company”) for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, (the “Report”), I, Michael M. Earley, Chief Executive Officer of the Company, and, I, David S. Gartner, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

METROPOLITAN HEALTH NETWORKS, INC.

Registrant

Date:  April 15, 2003

 /s/ Michael M. Earley

Michael M. Earley

President and

Chief Executive Officer

METROPOLITAN HEALTH NETWORKS, INC.

Registrant

Date:  April 15, 2003

/s/ David S. Gartner

David S. Gartner

Chief Financial Officer