Form 10-Q
period 2003-03-31
METROPOLITAN HEALTH NETWORKS INC
filed 2003-05-15
CIK 1009379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number 0-28456

METROPOLITAN HEALTH NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0635748
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

250 Australian Avenue/Suite 400, West Palm Beach, FL	33401
(Address of principal executive office)	(Zip Code)

(561) 805-8500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant

(1) has filed all Reports required to be filed by

section 13 or 15(d) of the Securities Exchange Act of 1934

during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]

No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2003

Common Stock par value $.001	33,249,411

#

Metropolitan Health Networks, Inc.

Index

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets
	as of March 31, 2003 and December 31, 2002	3

	Condensed Consolidated Statements of
	Income for the Three Months
	Ended March 31, 2003 and 2002	4

	Condensed Consolidated Statements of
	Cash Flows for the Three Months Ended
	March 31, 2003 and 2002	5

	Notes to Condensed Consolidated
	Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of
	Operations	12-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

	Summary of Legal Proceedings	17

	Changes in Securities and Use of Proceeds	17

	Default Upon Senior Securities	17

	Submission of Matters to a Vote of Security
	Holders	17

	Other Information	17

	Forward Looking Statements and
	Associated Risks	17

SIGNATURES		18
CERTIFICATIONS		19-22

#

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002

	March 31, 2003	December 31, 2002
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and equivalents	$ 439,451	$ 399,614
Accounts receivable, net of allowances	3,766,514	3,498,945
Inventory	1,146,183	1,221,592
Other current assets	722,416	535,397
TOTAL CURRENT ASSETS	6,074,564	5,655,548
CERTIFICATES OF DEPOSIT – restricted	900,000	850,000
CERTIFICATES OF DEPOSIT RECEIVABLE – restricted	100,000	150,000
PROPERTY AND EQUIPMENT, net	1,286,179	1,159,981
GOODWILL, net	1,992,133	1,992,133
OTHER ASSETS	332,230	351,249
TOTAL ASSETS	$ 10,685,106	$ 10,158,911

LIABILITIES AND DEFICIENCY IN ASSETS
CURRENT LIABILITIES
Advances from HMO	$ 877,245	$ 1,666,953
Accounts payable	5,239,377	4,299,322
Accrued expenses	1,055,374	1,651,961
Current maturities of capital lease obligations	129,246	126,220
Current maturities of long-term debt	2,113,316	2,234,521
Payroll taxes payable	4,021,670	3,805,598
TOTAL CURRENT LIABILITIES	13,436,228	13,784,575
CAPITAL LEASE OBLIGATIONS	65,525	122,416
LONG-TERM DEBT	3,002,510	3,120,213

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN ASSETS:
Preferred stock, par value $.001 per share; stated value $100 per share;
10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
33,249,411 and 31,376,822 issued and outstanding, respectively	33,249	31,376
Additional paid-in capital	29,978,100	29,660,886
Accumulated deficit	(35,924,389)	(36,640,086)
Securities issued for services to be rendered	(406,117)	(420,469)
TOTAL DEFICIENCY IN ASSETS	(5,819,157)	(6,868,293)
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$ 10,685,106	$ 10,158,911

See accompanying notes – unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	March 31, 2003	March 31, 2002
	(Unaudited)	(Unaudited)

REVENUES
Medical services	$ 36,876,548	$ 34,420,822
Pharmacy sales, net of intersegment sales	3,906,563	3,114,233
	40,783,111	37,535,055

EXPENSES
Direct medical costs	31,559,691	29,447,618
Cost of sales	2,822,845	2,249,197
Payroll, payroll taxes and benefits	2,894,220	2,980,392
Medical supplies	428,586	21,889
Depreciation and amortization	188,623	193,588
Consulting expense	443,727	582,356
General and administrative	1,361,476	1,432,231
TOTAL EXPENSES	39,699,168	36,907,271

INCOME BEFORE OTHER INCOME (EXPENSE)	1,083,943	627,784
OTHER INCOME (EXPENSE):
Interest and penalty expense	(388,204)	(158,744)
Other income	19,958	24,626
TOTAL OTHER INCOME (EXPENSE)	(368,246)	(134,118)
INCOME FROM CONTINUING OPERATIONS	715,697	493,666
DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations	-	(41,803)
NET INCOME	$ 715,697	$ 451,863

Weighted average number of common shares outstanding	32,273,745	28,656,864
Income from continuing operations	$ 0.02	$ 0.02
Loss from discontinued operations	$ -	$ -
Net earnings per share – basic	$ 0.02	$ 0.02
Net earnings per share – diluted	$ 0.02	$ 0.01

See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
	March 31, 2003	March 31, 2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 715,697	$ 451,863
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	188,623	198,591
Provision for bad debt	100,000	-
Amortization of discount on notes payable	46,541	-
Stock issued for interest payment	80,000	-
Stock issued for compensation and services	41,500	106,119
Amortization of securities issued for professional services	64,352	45,366
Changes in assets and liabilities:
Accounts receivable, net	(367,572)	(2,999,293)
Inventory	75,409	(49,495)
Other current assets	(187,019)	(50,209)
Other assets	(16,374)	(217,247)
Accounts payable and accrued expenses	391,058	(87,581)
Payroll taxes payable	216,072	297,713
Total adjustments	632,590	(2,756,036)
Net cash provided by/used in operating activities	1,348,287	(2,304,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of restricted CDs	(50,000)	-
Capital expenditures	(254,428)	(122,695)
Net cash used in investing activities	(304,428)	(122,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	501,199	2,325,357
Repayments on notes payable	(661,648)	(174,065)
Repayments on capital leases	(53,865)	(32,528)
Proceeds from issuance of stock	-	535,705
Proceeds from exercise of options	-	67
Cash paid for stock price guarantee	-	(122,893)
Net repayments on advances from HMO	(789,708)	(135,010)
Net cash used in/provided by financing activities	(1,004,022)	2,396,633
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	39,837	(30,235)
CASH AND EQUIVALENTS - BEGINNING	399,614	393,968
CASH AND EQUIVALENTS - ENDING	$ 439,451	$ 363,733

See accompanying notes - unaudited

#

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE  1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The audited financial statements at December 31, 2002, which are included in the Company’s Form 10-K, should be read in conjunction with these condensed consolidated financial statements.

SEGMENT REPORTING

The Company applies Financial Accounting Standards Boards (“FASB”) statement No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The Company has considered its operations and has determined that in 2002 it operated in three segments and in 2003 operates in two segments for purposes of presenting financial information and evaluating performance, PSN (managed care and direct medical services) and pharmacy. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

INCOME TAXES

The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, which requires a liability approach to calculating deferred income taxes. Under this method, the Company records deferred taxes based on temporary differences between the tax bases of the Company’s assets and liabilities and their financial reporting bases. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

The effective tax rate for the three months ended March 31, 2003 differed from the federal statutory rate due principally to a de crease in the deferred tax asset valuation allowance.

REVENUES

Revenues are recorded when services are rendered or pharmacy products are sold. Revenues from one health maintenance organization ( HMO ) accounted for approximately 89 % and 91 % of the Company’s total revenues for the quarters ended March 31 , 200 3 and 200 2, respectively.

Contracts with the HMO in the South Florida and Daytona markets renew automatically unless cancelled by either party with 120-day notice.  These contracts expired December 31, 2002, however the contracts were renewed for one year effective January 1, 2003.  The Company expects the contracts to continue for the foreseeable future.

RECLASSIFICATION

Certain amounts reported in the comparative financial statements have been reclassified to conform with the presentation for the period ended March 31, 2003.

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

ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003	December 31, 2002
HMO accounts receivable, net	$ 1,064,000	$ 1,063,000
Non HMO accounts receivable, net	2,703,000	2,436,000
Accounts receivable	$ 3,767,000	$ 3,499,000

In the health care environment, estimates often change as a result of one or more future confirming events .   With regard to revenues, expenses and receivable s arising from agreements with the HMO, the Company estimates amounts it believes will ultimately be realizable through the use of judgments and assumptions about future decisions. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

Direct medical cost s are based in part upon estimates of claims incurred but not reported (IBNR) and estimates of retroactive adjustments or unsettled costs to be applied by the HMO. The IBNR estimates are made by the HMO utilizing actuarial methods and are continually evaluated by management of the Company, based upon its specific claims experience.   The estimates of retroactive adjustments or unsettled costs to be applied by the HMO are based upon current agreements and understandings with the HMO to modify certain amounts previously charged to the Company’s fund balances.   Management believes its estimates of IBNR claims and estimates of retroactive adjustments are reasonable, however, it is reasonably possible the Company's estimate of these costs could change in the near term, and those changes may be material.

F rom time to time the Company is charged for certain medical expenses which, under its contracts with the HMO, the Company believes it is not liable. In connection therewith, the Company was contesting certain costs aggregating approximately $ 1.8 million at March 31, 2003 . Management’s estimate of recovery on these contestations is determined based upon its judgment and its consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors. Accordingly, accounts receivable due from the HMO includes approximately $ 370,000 , which represents estimated recovery of contestations outstanding at March 31, 2003 . It is reasonably possible the Company’s estimate of these recoveries could change in the near term, and those changes may be material.

Non-HMO accounts receivable, aggregating approximately $ 7.1 million at March 31, 2003 relate principally to prescription sales and medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible (approximately $ 4.4 million ). Management’s estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors, however it is reasonabl y possible the Company’s estimate of uncollectible amounts could change in the near term, and those changes may be material.   Non-HMO accounts receivable included approximately $3.5 million from discontinued operations, which amount is fully reserved.

Non-HMO accounts receivable are typically uncollateralized customer obligations due under normal trade terms requiring payment within 30-90 days from the invoice date.  The Company does not charge late fees or penalties on delinquent invoices, however it continually evaluates the need for a valuation allowance (Allowance).  The Allowance reflects management’s best estimate of the amounts that will not be collected.  Management reviews all non-current accounts receivable balances on an ongoing basis and , based on this assessment of current creditworthiness, estimates the portion, if any, that will not be collected.   It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

NET INCOME PER SHARE

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period ..  Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants, convertible debt and preferred stock to purchase or convert into shares of common stock ..

	Three Months Ended
	March 31, 2003	March 31, 2002
Net Income	$ 715,697	$ 451,863
Less: Preferred stock dividend	(12,500)	(12,500)
Income available to common shareholders	$ 703,197	$ 439,363
Denominator:
Weighted average common shares outstanding	32,273,745	28,656,864
Basic earnings per common share	$ 0.02	$ 0.02

Net Income	$ 715,697	$ 451,863
Interest on convertible securities	103,920	4,274
	$ 819,617	$ 456,137
Denominator:
Weighted average common shares outstanding	32,273,745	28,656,864
Common share equivalents of outstanding stock:
Convertible preferred	4,437,567	1,103,583
Convertible debt	6,765,116	1,596,999
Weighted average common shares outstanding	43,476,428	31,357,446
Diluted earnings per common share	$ 0.02	$ 0.01

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“ SFAS ’) No. 143 which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.   Adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies emerging issues Task Force Issue No. 94-3.  The statement is effective for exit or disposal costs initiated after December 31, 2002, with early application encouraged.  The Company adopted SFAS No. 146 effective January 1, 2003, which did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Adoption of SFAS No. 14 8 did not have a material impact on the Company’s financial statements.

On January 17, 2003, FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” was issued.  The primary objective of FIN 46 is to provide guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights.  The provision of FIN 46 is required to be adopted by the Company in fiscal 2003.   The Company adopted  FIN 46 effective January 1, 2003, with no material impact on its financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  The primary focus of this Statement is to amend and clarify financial accounting and reporting for derivative instruments.  This Statement is effective for contracts entered into or modified after June 30, 2003.  The Company is currently assessing the impact of SFAS No. 149, which is not expected to have a material impact on the Company’s financial statements.

NOTE 2.  LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has incurred negative cash flows from operations, partly as a result of the Company’s diversification of its revenue base, including the pharmacy and clinical laboratory operations. Although the Company expects its cash flow from operations to continue to improve, there can be no assurance that this will occur. In the absence of achieving continuing positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations, and may be forced to discontinue a material business segment or overall operations.

To address these concerns, management has taken measures to continue to reduce overhead and is reviewing its operations for further reductions as well as potential sources of increased revenue in order to accomplish its long-term goals.  The Company has agreed in principle to sell the assets and certain liabilities of its pharmacy division for a purchase price of $5.0 million, consisting of cash and a promissory note, and 17.5% of the new entity (see Note 8).  The Company believes that this sale will result in both improved profitability and cash flows.

During the first quarter of 2003, the Company borrowed $500,000 on a short-term note that is due August 21, 2003.  The proceeds from this transaction were used for working capital. Such offering was to an accredited investor pursuant to Section 4(2) of the Securities and Exchange Act of 1934.  Also during the first quarter, the Company borrowed $1.1 million from the HMO, of which $489,000 was repaid in the quarter, with the balance payable over the remainder of the year.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial obligations. Management believes that actions presently being taken, as described in the preceding paragraph s , provide the opportunity for the Company to continue as a going concern, however, there is no assurance this will occur.

NOTE 3.  SHORT-TERM DEBT

During the first quarter of 2003, the Company borrowed $500,000 on a short-term note that is due August 21, 2003.  This note bears interest at 24% and is collateralized by shares of common stock of the Company.  The proceeds from this transaction were used for working capital. Also during the first quarter, the Company borrowed $1.1 million from the HMO, of which $489,000 was repaid in the quarter, with the balance payable over the remainder of the year.

NOTE 4.  DEFICIENCY IN ASSETS

During the first quarter of 2003, the Company issued 1,872,589 shares of common stock to accredited investors. The shares were issued for services, compensation, debt obligations, settlements and extinguishment of accounts payable.  In addition, the Company issued shares of common stock to convert approximately $75,000 of long-term debt to equity.

NOTE 5.  STOCK OPTIONS

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”).  The Company has elected to continue using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for employee stock options.

Accordingly, compensation expense for options granted to employees is recorded to the extent the market value of the underlying stock exceeds the exercise price at the date of grant. For the three months ended March 31, 2003 and 2002 no compensation was recorded.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is a party to claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a material adverse effect on the financial position or the results of operations of the Company.

NOTES PAYABLE

Subsequent to March 31, 2003, the Company defaulted on a note with a secured lender aggregating approximately $827,000 plus accrued interest.  The Company is attempting to work out a settlement with the lender, which has a lien on the Company’s managed care accounts receivable.

PAYROLL TAXES PAYABLE

In 2000, the Company negotiated an installment plan with the Internal Revenue Service (IRS) related to unpaid payroll tax liabilities including accrued interest and penalties totaling approximately $4.0 million at March 31, 2003 . Under the plan the Company was required to make monthly installments of $100,000 on the amount in arrears. This agreement has expired and the full amount is deemed due upon demand.   The Company is currently negotiating with the IRS for a new installment agreement.  While management believes it will be successful in negotiating a new agreement, there can be no assurance that the IRS will accept the proposal on these delinquent taxes.

LETTER OF CREDIT

In March 2002, two investors, on behalf of the Company, provided funding for certificates of deposit aggregating $1,000,000 that are used as collateral for a letter of credit in favor of the HMO. The letter of credit was required by the Company’s contract with the HMO and enabled the Company to favorably renegotiate certain terms of the contract. Included in CDs receivable - restricted are CDs (collateralizing the Letter of Credit) that the Company has purchased from investors. Payments for these CDs have been converted to a demand note with interest at an effective rate of 24% per annum.  At March 31, 2003, $900,000 had been purchased.

NOTE 7.  BUSINESS SEGMENT INFORMATION

The Company has considered its operations and has determined that it operates in two segments during 2003 and three operating segments during 2002 for purposes of presenting financial information and evaluating performance, PSN (managed care and direct medical services), pharmacy and clinical laboratory.   The Company has allocated corporate overhead to the clinical laboratory during the time the laboratory was operational.  However, the overhead allocation is not included in the loss from operations of the discontinued business segment shown in the condensed consolidated statements of operations.  The PSN segment also includes all costs incurred in the development of the Company’s HMO.

THREE MONTHS ENDED MARCH 31, 2003	PSN	Pharmacy		Total

Revenues from external customers	$ 36,877,000	$ 3,906,000		$ 40,783,000
Intersegment revenues	-	317,000		317,000
Expenses	34,504,000	4,470,000		38,974,000
Segment income (loss) before allocated overhead	2,347,000	(249,000)		2,098,000
Allocated corporate overhead	861,000	521,000		1,382,000
Segment income (loss) after allocated overhead	1,486,000	(770,000)		716,000

THREE MONTHS ENDED MARCH 31, 2002	PSN	Pharmacy	Laboratory	Total

Revenues from external customers	$ 34,421,000	$ 3,114,000	$ -	$ 37,535,000
Intersegment revenues	-	242,000	-	242,000
Expenses	31,894,000	3,720,000	-	35,614,000
Segment income (loss) before allocated overhead	2,528,000	(367,000)	(42,000)	2,119,000
Allocated corporate overhead	876,000	584,000	207,000	1,667,000
Segment income (loss) after allocated overhead	1,652,000	(951,000)	(249,000)	452,000

NOTE 8.  SUBSEQUENT EVENTS

On May 9, 2003 the Company agreed in principle to sell all of the assets and certain liabilities of its pharmacy division to a newly formed nonaffiliated entity for $5.0 million and 17.5% of the stock of the new entity.  Of the purchase price, $3.5 million is to be paid to the Company at closing, of which approximately $1.3 million is to be used to satisfy certain obligations of the pharmacy.  The balance, $1.5 million, is to be in the form of a Promissory Note payable over a period of 18 months in five equal installments commencing six months after closing.  The equity portion of the purchase price is subject to a “call” by purchaser any time after 18 months based on a formula of three times EBITDA.

The closing of this transaction is subject to definitive purchase agreements, a fairness opinion and the satisfactory completion of due diligence by both parties.  The Company expects to record a gain on the transaction, however the amount of the gain cannot be reasonably estimated at this time.

#

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make a variety of estimates and assumptions.  These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses.  Actual results can differ from the amounts previously estimated, which were based on the information available at the time the estimates were made.

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

Goodwill

The Company has made several acquisitions in the past that included a significant amount of goodwill.  Under accounting principles generally accepted in the United States of America in effect through December 31, 2001, these assets were amortized over their useful lives and tested periodically to determine if they were recoverable from operating earnings on a discounted basis over their useful lives.

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

RESULTS OF OPERATIONS

The Company generated revenues of $40.8 million for the quarter ended March 31, 2003 compared to $37.5 million in the prior year quarter, an increase of 8.7%. For those same periods, net income was $716,000 and $452,000, respectively, an increase of 45.0%. On a basic per share basis, income was $0.02 for both of the quarters ended March 31, 2003 and March 31, 2002.  Additionally, EBITDA (earnings before interest, taxes, depreciation and amortization) increased 60.7%, from $804,000 to $1.3 million.

The Company operated in two segments in 2003 and three segments in 2002; managed care and direct medical services (PSN), pharmacy and clinical laboratory (disposed of in July 2002).  The largest of these, the PSN division with 90.4% of first quarter 2003 revenues and 91.7% of first quarter 2002 revenues, reported a profit before allocated overhead of $2.3 million for the 2003 quarter, compared to a profit of $2.5 million in the 2002 quarter.  Revenues for the same time periods were $36.9 million and  $34.4 million, respectively.  Expenses, which include direct medical costs and supplies, physician salaries and other costs relating to the operations of medical practices, were $34.5 million and $31.9 million for the quarters ended March 31, 2003 and 2002, respectively.

During 2001, in an effort to diversify its revenue base, the Company implemented its pharmacy division, MetcareRx.  For the quarters ended March 31, 2003 and 2002, MetcareRx reported losses before allocation of corporate overhead of $249,000 and $367,000 respectively.  For those same periods, revenues were $4.2 million compared to $3.4 million, while expenses, which include the costs of pharmaceuticals; salaries and other related expenses, were $4.5 million and $3.7 million for 2003 and 2002, respectively.

In the third quarter of 2002, the Company decided to dispose of its third segment, its clinical laboratory.  Accordingly, the quarter ended March 31, 2002, includes $42,000 in losses on discontinued operations.

Quarter ended March 31, 2003

REVENUES

Revenues for the quarter ended March 31, 2003 increased $3.2 million (8.7%) over the prior year, from $37.5 million to nearly $40.8 million. PSN revenues, the core of the Company's business, increased 7.1%, from $34.4 million to $36.9 million.  Of the PSN increases, $710,000 was due to a new center opened in South Florida in October 2002, while an additional $1.1 million resulted from increased membership in two of the Company’s other South Florida medical centers, as compared to the first quarter of 2002.  In addition, approximately $1.6 million of incremental revenues were generated by additional funding increases resulting from changes to the Company’s contract with the HMO in the Daytona market, combined with governmental funding increases of approximately 1.8%.  These increases were partially offset by a decline in the number of patients in our Daytona network, amounting to approximately $361,000 in reduced funding.  Additionally, as part of its successful renegotiation of its Daytona HMO contract, the Company was no longer required to be at risk for its commercial membership effective January 1, 2003, resulting in a loss of revenue of approximately $657,000 but at the same time, increasing profitability, as this line of business has been unprofitable since the Company first entered the Daytona market.  Lastly, PSN revenues for the first quarter of 2003 included $241,000 of fee-for-service billings relating its Daytona oncology practice, which did not begin operations until late March 2002.

Revenues for the 2003 quarter included approximately $4.2 million from MetcareRx, including intersegment sales, compared to $3.4 million in the same period in 2002, an increase of 25.8%.   Quarter one pharmacy sales to the PSN of approximately $317,000 in 2003 and $242,000 in 2002 have been eliminated in consolidation.

EXPENSES

Operating expenses for the quarter ended March 31, 2003 increased 7.6% over the prior year, from $36.9 million to $39.7 million. With the exception of direct medical costs, cost of sales and medical supplies, which directly correlate to increases in revenue, operating expenses for the quarter decreased 5.8% over the prior year quarter due to in part to several cost cutting measures undertaken by the Company since mid-year 2002.

Direct medical costs, the largest component of expense, represent certain costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee for service basis. Direct medical costs for the 2003 quarter were $31.6 million compared to $29.5 million for 2002, an increase of 7.2%. In the latter half of 2002, Part A (hospital) and related costs increased significantly due to the loss of a hospital contract in the Company’s Daytona network by the HMO.  Accordingly, as compared to the prior year quarter, these costs increased $1.5 million in the first quarter of 2003, which was offset in part by $1.0 million in reductions due to no longer being at risk for commercial membership in conjunction with the Company’s renegotiated HMO contract.  The opening of a new medical center in October 2002 combined with increased membership in two of the Company’s South Florida practices (discussed above) accounted for the balance of the increase.

Cost of sales represents the cost of the pharmaceuticals sold by MetcareRx and totaled $2.8 million for the quarter ended March 31, 2003, compared to $2.2 million in 2002.  The pharmacy division had a gross profit percentage for the 2003 quarter of 33.2%, compared to 33.0% the prior year.

Salaries and benefits for the quarter decreased 2.9% over 2002, from $3.0 million to $2.9 million.  Approximately $62,000 in decreases resulted from the closure of two unprofitable medical practices in 2002 while another $46,000 in savings was realized from the discontinuance of the Company’s hospitalist program in the first quarter.  Additionally, approximately $90,000 in net decreases resulted from staff reductions the Company implemented in the second and third quarters of 2002.  Partially offsetting these decreases were increases of $54,000 and $60,000 in MetcareRx and the Company’s Daytona oncology offices, respectively, resulting from the revenue growth both achieved in the first quarter.

Medical supplies were $429,000 for 2003 quarter, compared to only $22,000 in 2002, due to the implementation of the Company’s oncology practice in March 2002.  Medical supply costs are incurred in all the Company’s medical offices, but most prominently in the Company’s Daytona oncology offices, accounting for 97.2% of the 2003 expense.

Depreciation and amortization for the quarter ended March 31, 2003 totaled $189,000, a 2.6% decrease over the prior year total of $194,000.

Consulting expense for the quarter decreased approximately $139,000 (23.8%), from $582,000 in 2002 to $444,000 in 2003.  These savings resulted in part from a combined $181,000 in reductions of consulting services connected with the Company’s pharmacy and HMO development.  Further savings of $127,000 were achieved through the discontinuance of the Company’s hospitalist program in the first quarter.  These reductions were partially offset by $150,000 in increases due to the development of the Company’s oncology practice.

General and administrative expenses decreased 4.9% from the $1.4 million reported in the quarter ended March 31, 2002.  Increases of $187,000 relating to the expansion of the Company’s pharmacy operation coupled with the development of its Daytona office and expansion of its South Florida PSN base were more than offset by across the board decreases totaling $258,000.  Most significant among these decreases were reductions in legal and accounting fees of ($77,000) and telephone ($43,000).  In addition, the first quarter of 2002 included certain 2001 director board and committee fees, accounting for an incremental $91,000 of general and administrative expense savings in 2003.

Other income and expenses for the quarter included an increase in interest expense of $230,000 over the prior year, due to the increased amount of debt carried by the Company at March 31, 2003 as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2003 the Company reported a profit of $716,000 with positive cash flow from operations.  However, the Company has sustained negative cash flows from operations since its inception, in part as a result of the Company’s diversification of its revenue base, including the pharmacy and clinical laboratory operations. Although the Company expects its cash flow from operations to continue to improve, there can be no assurance that this will occur. In the absence of continuing positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations. The auditor’s report on the Company’s financial statements for the year ended December 31, 2002 states that certain matters raise substantial doubt about the Company’s ability to continue as a going concern.

To address these concerns, management is taking measures to continue to reduce overhead and is reviewing its operations for further reductions as well as potential sources of increased revenue in order to accomplish its long-term goals.  As discussed in Note 8 to the financial statements, the Company has agreed in principle to sell the assets and certain liabilities of its pharmacy division for a purchase price of $5.0 million and 17.5% of the new entity.  The Company believes that this sale will result in both improved profitability and cash flows.

In addition, during the first quarter of 2003, the Company borrowed $500,000 on a short-term note that is due August 21, 2003.  The proceeds from this transaction were used for working capital. Such offering was to an accredited investor pursuant to Section 4(2) of the Securities and Exchange Act of 1934.  Also during the first quarter, the Company borrowed $1.1 million from the HMO, of which $489,000 was repaid in the quarter, with the balance payable over the remainder of the year.

In the fourth quarter of 2002 the Company incurred significant increases in Part A (hospital) and related costs due to the loss of a hospital contract in the Company’s Daytona network by the HMO.  In response to the increased costs, management approached the HMO seeking to renegotiate its contract.  The Company successfully completed an amendment, which it believes will offset the cost increases, allowing the Daytona market to be financially viable.  The amendment was effective January 1, 2003 and provides for increased funding in addition to other financial concessions on the part of the HMO.  The first quarter results reflect the effects of the contract revision.

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

Subsequent to March 31, 2003, the Company defaulted on a note with a secured lender aggregating approximately $827,000 plus accrued interest.  The Company is attempting to work out a settlement with the lender, which has a lien on the Company’s managed care accounts receivable.

At March 31, 2003 the Company had a recorded liability for unpaid payroll taxes of approximately $4.0 million including accrued interest and penalties of $1.3 million. The Company previously negotiated an installment plan with the Internal Revenue Service (IRS) whereby it was required to make monthly installments of $100,000 on the amount in arrears.  The Company is currently negotiating with the IRS for a new installment agreement.

#

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

There were no other significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

#

PART II   OTHER INFORMATION

ITEM 1.  SUMMARY OF LEGAL PROCEEDINGS

NONE

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

No. 99.1 – Certification of CEO

No. 99.2 – Certification of CFO

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company’s expectation and are subject to a number of risks and uncertainties, including but not limited to economic, competitive and other factors affecting the Company’s operations, ability of the Company to obtain competent medical personnel, the cost of services provided versus payment received for capitated and full-risk managed care contracts, negative effects of prospective healthcare reforms, the Company’s ability to obtain medical malpractice coverage and the cost associated with malpractice, access to borrowed or equity capital on favorable terms, the fluctuation of the Company’s common stock price, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Many of these factors are beyond the Company’s control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

METROPOLITAN HEALTH NETWORKS, INC.

Registrant

Date:  May 15, 2003

/s/ Michael M. Earley

Michael M. Earley

President and

Chief Executive Officer

Date:  May 15, 2003

 /s/ David S. Gartner

David S. Gartner

Chief Financial Officer

#

CERTIFICATION

I, Michael M. Earley, Chief Executive Officer of Metropolitan Health Networks, Inc. (the “Company”), certify that:

1.

I have reviewed this quarterly report on Form 10-Q of the Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:

May 15, 2003

/s/ Michael M. Earley

Michael M. Earley

President and Chief Executive Officer

#

CERTIFICATION

I, David S. Gartner, Chief Financial Officer of Metropolitan Health Networks, Inc. (the “Company”), certify that:

1.

I have reviewed this quarterly report on Form 10-Q of the Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:

May 15, 2003

/s/ David S. Gartner

David S. Gartner

Chief Financial Officer

#

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act 2002 (18 U.S.C. 1350), the undersigned, Michael M. Earley, Chief Executive Officer of Metropolitan Health Networks, Inc. has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

The undersigned certifies that: (1) the Report [fully] complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 15th day of May 2003.

METROPOLITAN HEALTH NETWORKS, INC.

/s/ Michael M. Earley

Michael M. Earley

President and

Chief Executive Officer

Exhibit 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act 2002 (18 U.S.C. 1350), the undersigned, David Gartner, Chief Financial Officer of Metropolitan Health Networks, Inc. has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

The undersigned certifies that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 15th day of May 2003.

METROPOLITAN HEALTH NETWORKS, INC.

/s/ David S. Gartner

Name: David S. Gartner

Title: Chief Financial Officer

#