Form 10-Q
period 2003-06-30
METROPOLITAN HEALTH NETWORKS INC
filed 2003-08-14
CIK 1009379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number 0-28456

METROPOLITAN HEALTH NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Florida

65-0635748

(State or other jurisdiction of

(I.R.S. Employer

Incorporation or organization)

Identification No.)

250 Australian Avenue/Suite 400, West Palm Beach, Fl.

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

Class

Outstanding as of June 30, 2003

Common Stock par value $.001

34,497,337

#

Metropolitan Health Networks, Inc.

Index

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets
	as of June 30, 2003 and December 31, 2002	3

	Condensed Consolidated Statements of
	Operations for the Three and Six Months
	Ended June 30, 2003 and 2002	4

	Condensed Consolidated Statements of
	Cash Flows for the Six Months Ended
	June 30, 2003 and 2002	5

	Notes to Condensed Consolidated
	Financial Statements	6-12

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of
	Operations	13-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

	Summary of Legal Proceedings	20

	Changes in Securities and Use of Proceeds	20

	Default Upon Senior Securities	20

	Submission of Matters to a Vote of Security
	Holders	20

	Other Information	20

	Forward Looking Statements and
	Associated Risks	20

SIGNATURES		21
CERTIFICATIONS		22-25

#

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002

	June 30, 2003	December 31, 2002
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and equivalents	$ 420,116	$ 260,599
Accounts receivable, net of allowances	1,721,351	1,651,340
Inventory	178,950	158,714
Other current assets	743,783	535,397
Assets held for sale	3,910,024	3,351,113
TOTAL CURRENT ASSETS	6,974,224	5,957,163
CERTIFICATES OF DEPOSIT - restricted	900,000	850,000
CERTIFICATES OF DEPOSIT RECEIVABLE - restricted	100,000	150,000
PROPERTY AND EQUIPMENT, net	777,091	883,763
GOODWILL, net	1,992,133	1,992,133
OTHER ASSETS	276,452	325,852
TOTAL ASSETS	$ 11,019,900	$ 10,158,911

LIABILITIES AND DEFICIENCY IN ASSETS
CURRENT LIABILITIES
Advances from HMO	$ 694,149	$ 1,666,953
Accounts payable	3,174,435	3,349,982
Accrued expenses	1,159,398	1,420,977
Current maturities of capital lease obligations	130,282	126,220
Current maturities of long-term debt	4,498,816	2,234,521
Payroll taxes payable	3,976,320	3,805,598
Liabilities held for sale	1,615,637	1,180,324
TOTAL CURRENT LIABILITIES	15,249,037	13,784,575
CAPITAL LEASE OBLIGATIONS	36,044	122,416
LONG-TERM DEBT	300,000	3,120,213

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN ASSETS
Preferred stock, par value $.001 per share; stated value $100 per share;
10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
34,497,337 and 31,376,822 issued and outstanding, respectively	34,497	31,376
Additional paid-in capital	30,113,914	29,660,886
Accumulated deficit	(34,976,695)	(36,640,086)
Common stock issued for services to be rendered	(236,897)	(420,469)
TOTAL DEFICIENCY IN ASSETS	(4,565,181)	(6,868,293)
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$ 11,019,900	$ 10,158,911

See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	Six Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$ 72,741,924	$ 70,612,334	$ 35,865,376	$ 36,191,511

EXPENSES
Direct medical costs	61,808,151	61,753,728	29,966,357	32,063,657
Payroll, payroll taxes and benefits	3,713,016	3,994,320	1,813,645	1,953,839
Medical supplies	891,399	759,884	462,813	738,012
Depreciation and amortization	340,627	502,979	173,146	321,981
Consulting expense	724,836	1,329,301	317,560	762,353
General and administrative	1,964,565	1,935,626	1,163,473	1,006,157
TOTAL EXPENSES	69,442,594	70,275,838	33,896,994	36,845,999

INCOME/(LOSS) BEFORE OTHER INCOME (EXPENSE)	3,299,330	336,496	1,968,382	(654,488)
OTHER INCOME (EXPENSE):
Interest and penalty expense	(727,294)	(1,254,242)	(340,924)	(1,099,229)
Other income	41,886	32,321	21,871	7,694
TOTAL OTHER INCOME (EXPENSE)	(685,408)	(1,221,921)	(319,053)	(1,091,535)
INCOME/(LOSS) FROM CONTINUING OPERATIONS	2,613,922	(885,425)	1,649,329	(1,746,023)
DISCONTINUED OPERATIONS:
Loss from operations of discontinued business segments	(950,531)	(754,278)	(701,635)	(345,545)
NET INCOME/(LOSS)	$ 1,663,391	$ (1,639,703)	$ 947,694	$ (2,091,568)

Income/(Loss) from continuing operations:
Basic	$ 0.08	$ (0.03)	$ 0.05	$ (0.06)
Diluted	$ 0.06	$ (0.03)	$ 0.04	$ (0.06)
Loss from discontinued operations:
Basic	$ (0.03)	$ (0.03)	$ (0.02)	$ (0.01)
Diluted	$ (0.02)	$ (0.03)	$ (0.02)	$ (0.01)
Net earnings/(loss) per share:
Basic	$ 0.05	$ (0.06)	$ 0.03	$ (0.07)
Diluted	$ 0.04	$ (0.06)	$ 0.02	$ (0.07)

See accompanying notes - unaudited

#

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
	June 30, 2003	June 30, 2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$ 1,663,391	$ (1,639,703)
Adjustments to reconcile net income/(loss) to net cash
provided by/(used in) operating activities:
Provision and medical cost adjustments related to HMO receivables	-	1,473,573
Write-down of goodwill	-	22,209
Depreciation and amortization	387,917	542,140
Provision for bad debt	471,776	-
Amortization of discount on notes payable	95,477	17,383
Interest expense on beneficial conversion feature	-	808,372
Stock issued for interest payment	80,000	-
Stock issued for compensation and services	242,560	132,988
Amortization of securities issued for professional services	119,572	100,016
Changes in assets and liabilities:
Accounts receivable, net	(656,340)	(4,321,177)
Inventory	57,903	(297,053)
Other current assets	(438,775)	(157,345)
Other assets	(11,521)	(511,511)
Accounts payable and accrued expenses	9,017	444,218
Payroll taxes payable	170,722	(207,561)
Total adjustments	528,308	(1,953,748)
Net cash provided by/(used in) operating activities	2,191,699	(3,593,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of restricted CDs	(50,000)	(300,000)
Capital expenditures	(305,654)	(251,871)
Net cash used in investing activities	(355,654)	(551,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	635,264	5,026,357
Repayments on notes payable	(1,124,900)	(468,423)
Repayments on capital leases	(82,310)	(63,006)
Proceeds from issuance of stock	-	530,105
Proceeds from exercise of options	-	67
Cash paid for stock price guarantee	-	(122,893)
Net repayments on advances from HMO	(972,804)	(312,010)
Net cash (used in)/provided by financing activities	(1,544,750)	4,590,197
NET INCREASE IN CASH AND EQUIVALENTS	291,295	444,875
CASH AND EQUIVALENTS - BEGINNING	399,614	393,968
CASH INCLUDED IN ASSETS HELD FOR SALE	(270,793)	-
CASH AND EQUIVALENTS - ENDING	$ 420,116	$ 838,843

See accompanying notes – unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE  1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

The effective tax rate for the six months ended June 30, 2003 differed from the federal statutory rate due principally to a de crease in the deferred tax asset valuation allowance.

REVENUES

Revenues are recorded when services are rendered or pharmacy products are sold. Revenues from one health maintenance organization ( HMO ) accounted for approximately 99 % of the Company’s total revenues for the quarters and six months ended June 30 , 200 3 and 200 2.

Contracts with the HMO in the South Florida and Daytona markets renew automatically unless cancelled by either party with 120-day notice.  These contracts expired December 31, 2002, however the contracts were renewed for one year effective January 1, 2003.  The Company expects the contracts to continue for the foreseeable future.

RECLASSIFICATION

Certain amounts reported in the comparative financial statements have been reclassified to conform with the presentation for the periods ended June 30, 2003.

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

ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003	December 31, 2002
HMO accounts receivable, net	$ 1,253,000	$ 1,063,000
Non-HMO accounts receivable, net	2,431,000	2,436,000
Accounts receivable before reclassification
of pharmacy accounts receivable	3,684,000	3,499,000
Less: Pharmacy accounts receivable included
in assets held for sale	(1,963,000)	(1,848,000)
Accounts receivable after reclassification
of pharmacy accounts receivable	$ 1,721,000	$ 1,651,000

In the health care environment, estimates often change as a result of one or more future confirming events .   With regard to revenues, expenses and receivable s arising from agreements with the HMO, the Company estimates amounts it believes will ultimately be realizable through the use of judgments and assumptions about future decisions. It is possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

Direct medical cost s are based in part upon estimates of claims incurred but not reported (IBNR) and estimates of retroactive adjustments or unsettled costs to be applied by the HMO. The IBNR estimates are made by the HMO utilizing actuarial methods and are continually evaluated by management of the Company, based upon its specific claims experience.   The estimates of retroactive adjustments or unsettled costs to be applied by the HMO are based upon current agreements and understandings with the HMO to modify certain amounts previously charged to the Company’s fund balances.   Management believes its estimates of IBNR claims and estimates of retroactive adjustments are reasonable, however, it is possible the Company's estimate of these costs could change in the near term, and those changes may be material.

F rom time to time the Company is charged for certain medical expenses which, under its contracts with the HMO, the Company believes it is not liable. In connection therewith, the Company was contesting certain costs aggregating approximately $ 1.8 million at June 30, 2003 . Management’s estimate of recovery on these contestations is determined based upon its judgment and its consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors. Accordingly, accounts receivable due from the HMO includes approximately $ 370,000 , which represents estimated recovery of contestations outstanding at June 30, 2003 . It is possible the Company’s estimate of these recoveries could change in the near term, and those changes may be material.

Non-HMO accounts receivable, aggregating approximately $ 6.4 million at June 30, 2003 relate principally to prescription sales and medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible (approximately $ 4.0 million ). Management’s estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors, however it is possible the Company’s estimate of uncollectible amounts could change in the near term, and those changes may be material.   Non-HMO accounts receivable included approximately $3.0 million from operations discontinued in prior years, which, although the Company continues to pursue collection, is fully reserved.

Non-HMO accounts receivable are typically uncollateralized customer obligations due under normal trade terms requiring payment within 30-90 days from the invoice date.  The Company does not charge late fees or penalties on delinquent invoices, however it continually evaluates the need for a valuation allowance (Allowance).  The Allowance reflects management’s best estimate of the amounts that will not be collected.  Management reviews all non-current accounts receivable balances on an ongoing basis and , based on it s assessment of current creditworthiness, estimates the portion, if any, that will not be collected.   It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Net Income/(Loss)	$ 1,663,391	$ (1,639,703)	$ 947,694	$ (2,091,568)
Less: Preferred stock dividend	(25,000)	-	(12,500)	-
Income/(Loss) available to common shareholders	$ 1,638,391	$ (1,639,703)	$ 935,194	$ (2,091,568)
Denominator:
Weighted average common shares outstanding	33,337,802	29,456,383	34,390,168	30,247,118
Basic earnings/(loss) per common share	$ 0.05	$ (0.06)	$ 0.03	$ (0.07)

Net Income/(Loss)	$ 1,663,391	$ (1,639,703)	$ 947,694	$ (2,091,568)
Interest on convertible securities	185,795	-	77,915	-
	$ 1,849,186	$ (1,639,703)	$ 1,025,609	$ (2,091,568)
Denominator:
Weighted average common shares outstanding	33,337,802	29,456,383	34,390,168	30,247,118
Common share equivalents of outstanding stock:
Convertible preferred	4,901,963	-	5,857,691	-
Convertible debt	6,765,117	-	6,765,117	-
Weighted average common shares outstanding	45,004,882	29,456,383	47,012,976	30,247,118
Diluted earnings/(loss) per common share	$ 0.04	$ (0.06)	$ 0.02	$ (0.07)

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

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.  SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.  Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003. The Company is currently assessing the impact of SFAS No. 150, which is not expected to have a material impact on the Company’s financial statements.

NOTE 2.  LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has been generating positive cash flow from operations for the six months ended June 30, 2003.  Although the Company expects its cash flow from operations to continue to improve, there can be no assurance that this will occur. In the absence of achieving continuing positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations, and may be forced to discontinue a material business segment or overall operations.

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

During the first quarter of 2003, the Company borrowed an additional $500,000 on a short-term note that is due August 21, 2003.  The Company is currently negotiating a payout on this note, which totals $1.0 million.  The proceeds from this transaction were used for working capital. Also during the first six months, the Company borrowed $1.3 million from the HMO, of which $810,000 was repaid, with the balance payable over the remainder of the year.

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

NOTE 3.  SHORT-TERM DEBT

During the first quarter of 2003, the Company borrowed an additional $500,000 on a short-term note that is due August 21, 2003.  The Company is currently negotiating a payout on this note, which totals $1.0 million.  The proceeds from this transaction were used for working capital. Also during the first six months, the Company borrowed $1.3 million from the HMO, of which $810,000 was repaid, with the balance payable over the remainder of the year.

NOTE 4.  DEFICIENCY IN ASSETS

During the first six months of 2003, the Company issued 3,120,515 shares of common stock to accredited investors. The shares were issued for services, compensation, loan fees, interest, settlements and extinguishment of accounts payable.  In addition, the Company issued shares of common stock to convert approximately $75,000 of long-term debt to equity.

NOTE 5.  STOCK OPTIONS

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”).  The Company has elected to continue using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for employee stock options.

Accordingly, compensation expense for options granted to employees is recorded to the extent the market value of the underlying stock exceeds the exercise price at the date of grant. For the three and six months ended June 30, 2003 and 2002 no compensation was recorded.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

LITIGATION

In July 2003 a pharmacy services company (the “Plaintiff”) filed a complaint against the Company and its pharmacy division, Metcare Rx, seeking amounts and damages of up to $2.5 million related to the acquisition of the Maryland pharmacy operation in October 2001.  The Company has previously accrued approximately $379,000 for this obligation, which it believes is adequate given the facts and circumstances. The Company and its counsel are reviewing the complaint and intend to defend this action vigorously.  Although the Company believes it has meritorious defenses against this complaint, management is unable to determine the likelihood of an unfavorable outcome and an estimate of the amount of any potential loss, if any.

The Company is a party to certain other claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a material adverse effect on the financial position or the results of operations of the Company.

INVESTIGATION

In June 2003, the Company was informed that the U.S. Attorneys' Office in Wilmington, Delaware is conducting an investigation which focuses on the Company. The inquiry, which is in an early stage, does not appear to be related to Metropolitan's underlying healthcare or pharmacy business practices. The Company intends to cooperate with the U.S. Attorneys' Office in this investigation.

PAYROLL TAXES PAYABLE

In 2000, the Company negotiated an installment plan with the Internal Revenue Service (IRS) related to unpaid payroll tax liabilities, including accrued interest and penalties.  Under the plan the Company was required to make monthly installments of $100,000 on the amount in arrears. This agreement has expired and the full amount , approximately $4.0 million at June 30, 2003, is deemed due upon demand.   The Company has been current on its IRS payroll tax obligations since December 2002 and intends to file an offer-in-compromise with the IRS in the third quarter of 2003.  While management believes it will be successful with its offer, there can be no assurance that the IRS will accept the proposal on these delinquent taxes.

LETTER OF CREDIT

In March 2002, two investors, on behalf of the Company, provided funding for certificates of deposit aggregating $1,000,000 that are used as collateral for a letter of credit in favor of the HMO. The letter of credit was required by the Company’s contract with the HMO and enabled the Company to favorably renegotiate certain terms of the contract. Included in certificates of deposit receivable - restricted are certificates of deposit (collateralizing the Letter of Credit) that the Company has purchased from investors. Payments for these certificates of deposit have been converted to a demand note with interest at an effective rate of 24% per annum.  At June 30, 2003, $900,000 had been purchased.

NOTE 7.  BUSINESS SEGMENT INFORMATION

The Company has considered its operations and has determined that it operates in two segments during 2003 and three operating segments during 2002 for purposes of presenting financial information and evaluating performance, PSN (managed care and direct medical services), pharmacy and clinical laboratory.   The Company has allocated corporate overhead to the clinical laboratory during the time the laboratory was operational.  However, the overhead allocation is not included in the loss from operations of the discontinued business segments (clinical laboratory and pharmacy) shown in the condensed consolidated statements of operations.  The PSN segment also includes all costs incurred in the development of the Company’s HMO.

THREE MONTHS ENDED JUNE 30, 2003	PSN	Pharmacy	Laboratory	Total
Revenues from external customers	$ 35,865,000	$ -	$ -	$ 35,865,000
Expenses	32,545,000	-	-	32,545,000
Revenues from discontinued business segments	-	3,475,000	-	3,475,000
Intersegment revenues from discontinued business segments	-	354,000	-	354,000
Expenses from discontinued business segments	-	4,490,000	10,000	4,500,000
Segment gain (loss) before allocated overhead	3,294,000	(691,000)	(10,000)	2,593,000
Allocated corporate overhead	954,000	691,000	-	1,645,000
Segment gain (loss) after allocated overhead	2,340,000	(1,382,000)	(10,000)	948,000

#

THREE MONTHS ENDED JUNE 30, 2002	PSN	Pharmacy	Laboratory	Total
Revenues from external customers	$ 36,192,000	$ -	$ -	$ 36,192,000
Expenses	35,334,000	-	-	35,334,000
Revenues from discontinued business segments	-	3,288,000	406,000	3,694,000
Intersegment revenues from discontinued business segments	-	319,000	-	319,000
Expenses from discontinued business segments	-	3,915,000	433,000	4,348,000
Segment gain (loss) before allocated overhead	858,000	(318,000)	(27,000)	513,000
Allocated corporate overhead	1,650,000	736,000	219,000	2,605,000
Segment gain (loss) after allocated overhead	(792,000)	(1,054,000)	(246,000)	(2,092,000)

SIX MONTHS ENDED JUNE 30, 2003	PSN	Pharmacy	Laboratory	Total
Revenues from external customers	$ 72,742,000	$ -	$ -	$ 72,742,000
Expenses	67,048,000	-	-	67,048,000
Revenues from discontinued business segments	-	7,381,000	-	7,381,000
Intersegment revenues from discontinued business segments	-	671,000	-	671,000
Expenses from discontinued business segments	-	8,960,000	10,000	8,970,000
Segment gain (loss) before allocated overhead	5,640,000	(940,000)	(10,000)	4,690,000
Allocated corporate overhead	1,816,000	1,211,000	-	3,027,000
Segment gain (loss) after allocated overhead	3,824,000	(2,151,000)	(10,000)	1,663,000

SIX MONTHS ENDED JUNE 30, 2002	PSN	Pharmacy	Laboratory	Total
Revenues from external customers	$ 70,612,000	$ -	$ -	$ 70,612,000
Expenses	67,228,000	-	-	67,228,000
Revenues from discontinued business segments	-	6,402,000	886,000	7,288,000
Intersegment revenues from discontinued business segments	-	562,000	-	562,000
Expenses from discontinued business segments	-	7,635,000	955,000	8,590,000
Segment gain (loss) before allocated overhead	3,386,000	(685,000)	(69,000)	2,632,000
Allocated corporate overhead	2,499,000	1,337,000	436,000	4,272,000
Segment gain (loss) after allocated overhead	887,000	(2,022,000)	(505,000)	(1,640,000)

NOTE 8.  DISPOSAL OF BUSINESS SEGMENT

On May 9, 2003 the Company agreed in principle to sell all of the assets and certain liabilities of its pharmacy division to a newly formed nonaffiliated entity for $5.0 million plus 17.5% of the stock of the new entity.  Of the purchase price, $3.5 million is to be paid to the Company at closing, of which approximately $1.3 million is to be used to satisfy certain obligations of the pharmacy.  The balance, $1.5 million, is to be in the form of a Promissory Note payable over a period of 18 months in five equal installments commencing six months after closing.  The equity portion of the purchase price is subject to a “call” by purchaser any time after 18 months based on a formula of three times EBITDA.

The closing of this transaction is subject to definitive purchase agreements, a fairness opinion and the satisfactory completion of due diligence by both parties.  Although management believes this transaction will be finalized at terms that are similar to those discussed above, there is no assurance the terms will not change by a material amount or that this transaction will be consummated.

#

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Metropolitan Health Networks, Inc. (the "Company" or "Metcare ") was incorporated in the State of Florida in January 1996. In 2000, the Company implemented its new strategic plan, operating as a Provider Service Network (PSN), specializing in managed care risk contracting. Through its Network, the Company provides care to approximately 27,000 Medicare+Choice patients, 2,000 commercial HMO patients and 15,000 fee-for-service patients aligned with various health plans.

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

Use of Estimates-PSN

In HMO-PSN arrangements, accounts receivable estimates often change as a result of one or more future confirming events.  With regard to revenues, expenses and resulting accounts receivable arising from agreements with the HMO, the Company estimates amounts it believes will ultimately be realizable through the use of judgments and assumptions about future decisions. Contractual terms with the HMO are sometimes complex and at times subject to different interpretation by the Company and the HMO. As a result, certain revenue, expense and accounts receivable estimates may change from amounts previously recorded in the financial statements and may require subsequent adjustments.  To assist in estimating and collecting amounts due from the HMO, the Company has contracted with several outside consultants that have worked closely with the HMO or other HMOs for extended periods of time.  These consultants provide numerous services including, but not limited to, HMO revenue, expense and accounts receivable analysis and monthly claims and contestation analysis.  However, it is possible that actual results may differ from the estimates.

Direct HMO medical expenses include costs incurred directly by the Company and costs paid by the HMO on the Company’s behalf.  These costs also include estimates of claims incurred but not reported (IBNR), estimates of retroactive adjustments to be applied by the HMO and adjustments for charges which the Company believes it is not liable (“contestations”). The IBNR estimates are made by the HMO utilizing actuarial methods and are continually evaluated and adjusted by management of the Company, based upon its specific claims experience and input from outside consultants.  The Company bases its estimates of retroactive adjustments on agreements with the HMO to modify previous charges.  Some of these adjustments have been quantified while others involve situations where the HMO has agreed the charges were processed at incorrect rates, but the amount of the correction has not yet been quantified.  Contestations involve charges where the Company, with the assistance of its consultants, contest certain expenses charged by the HMO.  The estimate of direct medical expense includes an estimated recovery of 20% of outstanding contestations with the HMO.  It is possible that estimates of such recoveries could change and the effect of the change could be material.

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

RESULTS OF OPERATIONS

The Company generated revenues of $35.9 million for the quarter ended June 30, 2003 compared to $36.2 million in the prior year quarter, a decrease of less than 1%. For the 2003 quarter, net income was $948,000 compared to a loss of $2.1 million in 2002, an improvement of over $3.0 million. On a basic per share basis, income was $0.03 for the quarter ended June 30, 2003, compared to a per share loss of $0.07 in the prior year quarter.

For the six months ended June 30, 2003, the Company reported net income of $1.7 million on revenues of $72.7 million, compared to a loss of $1.6 million on revenues of $70.6 million in the prior year, increases of $3.3 million in net income and $2.1 million in revenue.  On a basic per share basis, income was $0.05 for the six months ended June 30, 2003, compared to a per share loss of $0.06 in the prior year.

The Company operated in two segments in 2003 and three segments in 2002; managed care and direct medical services (PSN), pharmacy and clinical laboratory, which was disposed of in July 2002.  The largest of these, the PSN division, reported a profit before allocated overhead of $3.3 million for the 2003 quarter, compared to $858,000 in the 2002 quarter.  For the six months ended June 30, 2003, the PSN reported a profit before allocated overhead of $5.6 million, compared to $3.4 million in the prior year.  Revenues for the same time periods were $35.9 million and  $72.7 million, respectively, for the three and six months ended June 30, 2003 while prior year revenues for the three and six months were $36.2 million and $70.6 million, respectively.  Expenses, which include direct medical costs and supplies, physician salaries and other costs relating to the operations of medical practices, were $32.5 million and $35.3 million for the quarters ended June 30, 2003 and 2002, respectively, while expenses for the six months were $67.0 million and $67.2 million for 2003 and 2002, respectively (see Note 7).

During 2001 the Company implemented its pharmacy division, MetcareRx.  For the quarter and six months ended June 30, 2003, MetcareRx reported losses before allocation of corporate overhead of $691,000 and $940,000, respectively, compared to losses of $318,000 and $685,000 in the prior year periods.  For those same periods, 2003 quarter and six-month revenues were $3.8 million and $8.1 million, compared to $3.6 million and $7.0 million in 2002. Expenses for the quarter, which include the costs of pharmaceuticals, salaries and other related expenses, were $4.5 million and $3.9 million for 2003 and 2002, respectively, while six-month expenses were $9.0 million and $7.6 million for 2003 and 2002, respectively.  On May 9, 2003, the Company agreed in principle to sell all of the assets and certain liabilities of its pharmacy division to a newly formed nonaffiliated entity (see Note 8).  Accordingly the operations of the pharmacy division are shown as losses from discontinued operations (see Note 7).

In the third quarter of 2002, the Company disposed of its third segment, its clinical laboratory.  Accordingly, the quarter and six months ended June 30, 2002, includes losses on discontinued operations of $27,000 and $69,000, respectively (see Note 7).

Quarter ended June 30, 2003

REVENUES

Revenues for the quarter ended June 30, 2003 decreased $326,000 (0.9%) over the prior year, from $36.2 million to nearly $35.9 million. PSN revenues from the HMO, the core of the Company's business, decreased 0.4%, from $35.7 million to $35.5 million.  The Company’s South Florida centers reported an increase of $440,000 over the prior year quarter, with $725,000 of incremental revenue due to a new center opened in October 2002.   This was partially offset by $285,000 in decreases due to net decreased membership in the Company’s other South Florida medical centers, as compared to the second quarter of 2002.  In addition, approximately $2.5 million of incremental revenues were generated by funding increases resulting from changes to the Company’s contract with the HMO in the Daytona market, combined with governmental funding increases of approximately 1.8%.  These increases were partially offset by a decline in the number of patients in our Daytona network, resulting in approximately $1.9 million in reduced funding.  Additionally, as part of its renegotiation of its Daytona HMO contract, the Company was no longer required to be at risk for its commercial membership effective January 1, 2003, resulting in a loss of revenue of approximately $879,000, but increased profitability as this line of business has been unprofitable since the Company first entered the Daytona market.  Lastly, non-HMO revenues for the second quarter of 2003 declined $188,000 over the prior year quarter, as the prior year quarter included some March 2002 fee-for-service billings relating to its Daytona oncology practice, which it was unable to bill until the second quarter of 2002.

EXPENSES

Operating expenses for the quarter ended June 30, 2003 decreased 8.0% over the prior year, from $36.8 million to $33.9 million. With the exception of direct medical costs and medical supplies, which directly correlate to revenue, operating expenses for the quarter decreased 14.3% over the prior year quarter due to in part to several cost cutting measures undertaken by the Company since mid-year 2002.

Direct medical costs, the largest component of expense, represent certain costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee for service basis. Direct medical costs for the 2003 quarter were $30.0 million compared to $32.1 million for 2002, an decrease of 6.5%. Of this reduction, $795,000 was due to no longer being at risk for commercial membership in conjunction with the Company’s renegotiated HMO contract while the opening of a new South Florida medical center in October 2002 accounting for $824,000 in increases.  In addition, the 2002 quarter included a $1.5 million reserve on the HMO accounts receivable.

Salaries and benefits for the quarter decreased 7.2% over 2002, from $2.0 million to $1.8 million.  Approximately $45,000 in decreases resulted from the closure of two unprofitable medical practices in 2002 while another $214,000 in savings was realized from the discontinuance of the Company’s hospitalist program in the first quarter.  Partially offsetting these savings were increases of $49,000 in the Company’s Boca Raton and Daytona oncology offices, resulting from the growth both achieved in the quarter.

Medical supplies were $463,000 for 2003 quarter, compared to $738,000 in 2002.  Medical supply costs are incurred in all the Company’s medical offices, but most prominently in the Company’s Daytona oncology offices, accounting for 95.8% of the 2003 expense.  As with revenues, 2002 second quarter medical supplies included costs incurred in March 2002.

Depreciation and amortization for the quarter ended June 30, 2003 totaled $173,000, a 46.2% decrease over the prior year total of $322,000.  The prior year quarter included $155,000 in amortization and write-offs of financing costs.

Consulting expense for the quarter decreased approximately $445,000 (58.3%), from $762,000 in 2002 to $318,000 in 2003.  These savings resulted in part from a combined $90,000 in reductions of consulting services connected with the Company’s pharmacy and HMO program development.  Further savings were achieved through the discontinued use of medical consultants in the Company’s hospitalist program in the first quarter amounting to $340,000 and a $94,000 reduction in marketing consultants.  These reductions were partially offset by $65,000 in increases due to the development of the Company’s oncology practice.

General and administrative expenses increased $157,000 from the $1.0 million reported in the quarter ended June 30, 2002.  Most significant of the quarterly increases was $96,000 in legal and accounting, which decreased $59,000 when measured over the six-month period.  In addition, the second quarter of 2002 included gains on settlements of debt, accounting for an incremental $83,000 of general and administrative expense in the 2003 quarter.

Other income and expenses for the quarter included a decrease in interest expense of $758,000 from the prior year, as the 2002 quarter included $808,000 in imputed interest due to a beneficial conversion feature on a convertible note.  The difference of $50,000 is due to the increased average amount of debt carried by the Company in the 2003 quarter as compared to the prior year.

Loss from discontinued operations for the quarter, which includes the Company’s pharmacy division in 2003 and both the pharmacy and clinical laboratory in 2002, was $702,000 in 2003 as compared to $346,000 in 2002 due to the loss of several contracts in the pharmacy’s Maryland operations and increases to the bad debt reserve of $372,000.

Six months ended June 30, 2003

REVENUES

Revenues for the six months ended June 30, 2003 increased $2.1 million (3.0%) over the prior year, from $70.6 million to $72.7 million. PSN revenues from the HMO also increased 3.0%, from $69.9 million to $72.0 million.  The Company’s South Florida centers reported an increase of $2.1 million over the prior year period, with $1.4 million of incremental revenue due to a new center opened in October 2002 and $1.3 million due to increased membership at its Boca Raton medical office.   This was partially offset by $633,000 in decreases due to net decreased membership in the Company’s other South Florida medical centers, as compared to the first six months of 2002.  In addition, approximately $6.2 million of incremental revenues were generated by funding increases resulting from changes to the Company’s contract with the HMO in the Daytona market, combined with governmental funding increases of approximately 1.8%.  These increases were partially offset by a decline in the number of patients in our Daytona network, resulting in approximately $4.2 million in reduced funding.  Additionally, as part of its renegotiation of its Daytona HMO contract, the Company was no longer required to be at risk for its commercial membership effective January 1, 2003, resulting in a loss of revenue of approximately $1.9 million, but increased profitability as this line of business has been unprofitable since the Company first entered the Daytona market.  Lastly, non-HMO revenues for the second quarter of 2003 increased $23,000 over the prior year quarter, as $82,000 of incremental revenues relating to its Daytona oncology practice was offset by $57,000 in revenue decreases resulting from a closed medical practice in July 2002.

EXPENSES

Operating expenses for the six months ended June 30, 2003 decreased 1.2% over the prior year, from $70.3 million to $69.4 million. With the exception of direct medical costs and medical supplies, which directly correlate to revenue, operating expenses for the quarter decreased 13.1% over the prior year due to in part to several cost cutting measures undertaken by the Company since mid-year 2002.

Direct medical costs, the largest component of expense, represent certain costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee for service basis. Direct medical costs for the first six months of 2003 were virtually the same as in 2002, $61.8 million, despite a $2.1 million increase in HMO revenues.  A reduction of $1.9 million due to no longer being at risk for commercial membership in conjunction with the Company’s renegotiated HMO contract was largely offset by the opening of a new South Florida medical center in October 2002 accounting for $1.6 million in increases.  Additionally, the 2002 period included a $1.5 million reserve on the HMO accounts receivable which was offset in 2003 by increased Part A (hospital) and related costs due to the loss of a hospital contract in the Company’s Daytona network by the HMO in the latter half of 2002.

Salaries and benefits for the six months decreased 7.0% over 2002, from $4.0 million to $3.7 million.  Approximately $106,000 in decreases resulted from the closure of two unprofitable medical practices in 2002 while another $260,000 in savings was realized from the discontinuance of the Company’s hospitalist program in the first quarter.  Additionally, approximately $70,000 in net decreases resulted from staff reductions the Company implemented in the second and third quarters of 2002.  Partially offsetting these savings were increases of $161,000 in the Company’s Boca Raton and Daytona oncology offices, resulting from the growth both achieved in the past year.

Medical supplies were $891,000 for the first six months of 2003, compared to $760,000 in 2002, as the 2002 expense only represents four months of operations.  Medical supply costs are incurred in all the Company’s medical offices, but most prominently in the Company’s Daytona oncology offices, accounting for 96.5% of the 2003 expense.

Depreciation and amortization for the six months ended June 30, 2003 totaled $341,000, a 32.3% decrease over the prior year total of $503,000.  The prior year included $172,000 in amortization and write-offs of financing costs.

Consulting expense for the six months decreased approximately $604,000 (45.5%), from $1.3 million in 2002 to $725,000 in 2003.  These savings resulted in part from a combined $171,000 in reductions of consulting services connected with the Company’s pharmacy and HMO development.  Further savings were achieved through the discontinued use of medical consultants in the Company’s hospitalist program in the first quarter amounting to $466,000,  a $84,000 reduction in marketing consultants and $76,000 in savings due to a closed medical practice in July 2002.  These reductions were partially offset by $205,000 in increases due to the development of the Company’s oncology practice.

General and administrative expenses for the six months increased only $29,000 (1.5%) from the $1.9 million reported in the six months ended June 30, 2002.  The 2002 period included gains on settlements of debt, accounting for an incremental $133,000 of general and administrative expense in the 2003 quarter.  In addition, the first quarter of 2002 included certain 2001 director board and committee fees, accounting for an incremental $91,000 of general and administrative expense savings in 2003.  Additional 2003 savings of $59,000 in legal and accounting expense was offset by $63,000 of incremental insurance expense.

Other income and expenses for the six months included a decrease in interest expense of $527,000 from the prior year, as the 2002 period included $808,000 in imputed interest due to a beneficial conversion feature on a convertible note.  The difference of $281,000 is due to the increased average amount of debt carried by the Company in 2003 as compared to the prior year.

Loss from discontinued operations for the six months, which includes the Company’s pharmacy division in 2003 and both the pharmacy and clinical laboratory in 2002, was $951,000 in 2003 as compared to $754,000 in 2002 due primarily to the loss of several contracts in the pharmacy’s Maryland operations and increases to the bad debt reserve of $472,000.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2003 the Company reported a profit of $1.7 million with $2.2 million in positive cash flows from operations, significant improvements over the prior year results.  However, the Company has sustained negative cash flows from operations since its inception, in part as a result of the Company’s diversification of its revenue base, including the pharmacy and clinical laboratory operations. Although the Company expects its cash flow from operations to continue to be positive, there can be no assurance that this will occur. In the absence of continuing positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations. The auditor’s report on the Company’s financial statements for the year ended December 31, 2002 states that certain matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

In addition, during the first quarter of 2003, the Company borrowed an additional $500,000 on a short-term note that is due August 21, 2003.  The Company is currently negotiating a payout on this note, which totals $1.0 million.  The proceeds from this transaction were used for working capital. Also during the first six months, the Company borrowed $1.3 million from the HMO, of which $810,000 was repaid, with the balance payable over the remainder of the year.

In the fourth quarter of 2002 the Company incurred significant increases in Part A (hospital) and related costs due to the loss of a hospital contract in the Company’s Daytona network by the HMO.  In response to the increased costs, management approached the HMO seeking to renegotiate its contract.  The Company successfully completed an amendment, which it believes will offset the cost increases, allowing the Daytona market to be financially viable.  The amendment was effective January 1, 2003 and provides for increased funding in addition to other financial concessions on the part of the HMO.  The 2003 results reflect the effects of the contract revision.

At June 30, 2003 the Company had a recorded liability for unpaid payroll taxes of approximately $4.0 million including accrued interest and penalties of $1.4 million. The Company previously negotiated an installment plan with the Internal Revenue Service (IRS) whereby it was required to make monthly installments of $100,000 on the amount in arrears.  The Company has been current on its IRS payroll tax obligations since December 2002 and intends to file an offer-in-compromise with the IRS in the third quarter of 2003.

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

#

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our Management, which includes our CEO and our CFO, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report.  Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.  There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the fiscal quarter covered by this report.

#

PART II   OTHER INFORMATION

ITEM 1.  SUMMARY OF LEGAL PROCEEDINGS

NONE

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

No. 31 – Section 302 Certifications

No. 32 – Section 906 Certifications

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

METROPOLITAN HEALTH NETWORKS, INC.

Registrant

Date:  August 14, 2003

/s/ Michael M. Earley

Michael M. Earley

President and

Chief Executive Officer

Date:  August 14, 2003

 /s/ David S. Gartner

David S. Gartner

Chief Financial Officer

#

Exhibit 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Michael M. Earley, Chief Executive Officer of Metropolitan Health Networks, Inc., certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of Metropolitan Health Networks, Inc. (the “Registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditor and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  August 14, 2003

  /s/ Michael M. Earley

Michael M. Earley

President and Chief Executive Officer

#

Exhibit 31.2

CHIEF FINANCIAL OFFICER CERTIFICATION

I, David S. Gartner, Chief Financial Officer of Metropolitan Health Networks, Inc., certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of Metropolitan Health Networks, Inc. (the “Registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditor and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  August 14, 2003

  /s/ David S. Gartner

David S. Gartner

Chief Financial Officer

Exhibit 32.1

SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO\

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Metropolitan Health Networks, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael M. Earley, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2003

  /s/ Michael M. Earley_________________

Michael M. Earley

President and Chief Executive Officer

#

Exhibit 32.2

SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO\

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Metropolitan Health Networks, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David S. Gartner, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2003

  /s/ David S. Gartner

David S. Gartner

Chief Financial Officer

#