Form 10-Q
period 2003-09-30
METROPOLITAN HEALTH NETWORKS INC
filed 2003-11-10
CIK 1009379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Class

Outstanding as of September 30, 2003

Common Stock par value $.001

35,491,423

#

Metropolitan Health Networks, Inc.

Index

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets
	as of September 30, 2003 and December 31, 2002	3

	Condensed Consolidated Statements of
	Operations for the Three and Nine Months
	Ended September 30, 2003 and 2002	4

	Condensed Consolidated Statements of
	Cash Flows for the Nine Months Ended
	September 30, 2003 and 2002	5

	Notes to Condensed Consolidated
	Financial Statements	6-13

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of
	Operations	14-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	Summary of Legal Proceedings	21

	Changes in Securities and Use of Proceeds	21

	Default Upon Senior Securities	21

	Submission of Matters to a Vote of Security
	Holders	21

	Other Information	21

	Forward Looking Statements and
	Associated Risks	21

SIGNATURES		22
CERTIFICATIONS		23-26

#

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	September 30, 2003	December 31, 2002
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and equivalents	$ 273,020	$ 399,614
Accounts receivable, net of allowances	1,632,021	1,651,340
Inventory	240,037	158,714
Other current assets	1,023,183	443,896
Assets held for sale	3,536,830	3,303,599
TOTAL CURRENT ASSETS	6,705,091	5,957,163
CERTIFICATES OF DEPOSIT - restricted	950,000	850,000
CERTIFICATES OF DEPOSIT RECEIVABLE - restricted	50,000	150,000
PROPERTY AND EQUIPMENT, net	720,751	883,763
GOODWILL, net	1,992,133	1,992,133
OTHER ASSETS	177,032	325,852
TOTAL ASSETS	$ 10,595,007	$ 10,158,911

LIABILITIES AND DEFICIENCY IN ASSETS
CURRENT LIABILITIES
Advances from HMO	$ 263,053	$ 1,666,953
Accounts payable	3,118,795	3,774,778
Accrued expenses	779,412	1,420,977
Current maturities of capital lease obligations	124,993	126,220
Current maturities of long-term debt	4,386,866	2,234,521
Payroll taxes payable	4,069,252	3,805,598
Liabilities related to assets held for sale	1,065,466	755,528
TOTAL CURRENT LIABILITIES	13,807,837	13,784,575
CAPITAL LEASE OBLIGATIONS	13,072	122,416
LONG-TERM DEBT	-	3,120,213

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN ASSETS
Preferred stock, par value $.001 per share; stated value $100 per share;
10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
35,491,423 and 31,376,822 issued and outstanding, respectively	35,491	31,376
Additional paid-in capital	30,250,578	29,660,886
Accumulated deficit	(33,803,723)	(36,640,086)
Common stock issued for services to be rendered	(208,248)	(420,469)
TOTAL DEFICIENCY IN ASSETS	(3,225,902)	(6,868,293)
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$ 10,595,007	$ 10,158,911

See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$ 108,422,050	$ 105,225,484	$ 35,680,129	$ 34,613,150

EXPENSES
Direct medical costs	91,802,409	91,889,680	29,994,259	30,135,952
Payroll, payroll taxes and benefits	5,516,682	5,827,112	1,803,664	1,832,792
Medical supplies	1,477,089	1,414,464	585,689	643,798
Depreciation and amortization	517,176	753,093	176,549	250,113
Consulting expense	1,053,648	1,904,978	328,813	575,677
General and administrative	2,803,789	3,032,140	839,226	1,107,640
TOTAL EXPENSES	103,170,793	104,821,467	33,728,200	34,545,972

INCOME/(LOSS) BEFORE OTHER INCOME (EXPENSE)	5,251,257	404,017	1,951,929	67,178
OTHER INCOME (EXPENSE):
Interest and penalty expense	(1,007,173)	(1,664,498)	(279,879)	(387,605)
Other income	61,456	63,482	19,567	8,510
TOTAL OTHER INCOME (EXPENSE)	(945,717)	(1,601,016)	(260,312)	(379,095)
INCOME/(LOSS) FROM CONTINUING OPERATIONS	4,305,540	(1,196,999)	1,691,617	(311,917)
DISCONTINUED OPERATIONS:
Loss from disposal of discontinued business segments	-	(900,324)	-	(900,324)
Loss from operations of discontinued business segments	(1,469,177)	(1,531,604)	(518,645)	(776,984)
LOSS FROM DISCONTINUED OPERATIONS	(1,469,177)	(2,431,928)	(518,645)	(1,677,308)
NET INCOME/(LOSS)	$ 2,836,363	$ (3,628,927)	$ 1,172,972	$ (1,989,225)

Income/(Loss) from continuing operations:
Basic	$ 0.13	$ (0.04)	$ 0.05	$ (0.01)
Diluted	$ 0.10	$ (0.04)	$ 0.04	$ (0.01)
Loss from discontinued operations:
Basic	$ (0.05)	$ (0.08)	$ (0.02)	$ (0.05)
Diluted	$ (0.03)	$ (0.08)	$ (0.01)	$ (0.05)
Net earnings/(loss) per share:
Basic	$ 0.08	$ (0.12)	$ 0.03	$ (0.06)
Diluted	$ 0.07	$ (0.12)	$ 0.03	$ (0.06)

See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
	September 30, 2003	September 30, 2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$ 2,836,363	$ (3,628,927)
Adjustments to reconcile net income/(loss) to net cash
provided by/(used in) operating activities:
Provision and medical cost adjustments related to HMO receivables	-	3,786,971
Loss on disposal of discontinued operation	-	900,324
Write-down of goodwill	-	22,209
Depreciation and amortization	595,947	1,087,299
Provision for bad debt	786,576	-
Amortization of discount on notes payable	146,943	-
Interest expense on beneficial conversion feature	-	808,372
Stock issued for interest payment	80,000	-
Stock issued for compensation and services	270,218	264,451
Amortization of securities issued for professional services	161,792	-
Changes in assets and liabilities:
Accounts receivable, net	(781,468)	(6,713,484)
Inventory	17,587	(579,288)
Other current assets	(620,041)	(48,228)
Other assets	28,960	(640,469)
Accounts payable and accrued expenses	(841,516)	884,588
Payroll taxes payable	263,654	756,006
Total adjustments	108,652	528,751
Net cash provided by/(used in) operating activities	2,945,015	(3,100,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of restricted CDs	(100,000)	(600,000)
Capital expenditures	(483,822)	(263,481)
Net cash used in investing activities	(583,822)	(863,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	637,137	5,026,357
Repayments on notes payable	(1,610,453)	(1,063,014)
Repayments on capital leases	(110,571)	(92,867)
Proceeds from issuance of stock	-	530,105
Proceeds from exercise of options	-	67
Cash paid for stock price guarantee	-	(122,893)
Net repayments on advances from HMO	(1,403,900)	(489,000)
Net cash (used in)/provided by financing activities	(2,487,787)	3,788,755
NET DECREASE IN CASH AND EQUIVALENTS	(126,594)	(174,902)
CASH AND EQUIVALENTS - BEGINNING	399,614	393,968
CASH AND EQUIVALENTS - ENDING	$ 273,020	$ 219,066

See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE  1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

The effective tax rate for the nine months ended September 30, 2003 differed from the federal statutory rate due principally to a de crease in the deferred tax asset valuation allowance.

REVENUES

Revenues are recorded when services are rendered or pharmacy products are sold. Revenues from one health maintenance organization ( HMO ) accounted for approximately 99 % of the Company’s total revenues for the quarters and nine months ended September 30 , 200 3 and 200 2.

Contracts with the HMO in the South Florida and Daytona markets renew automatically unless cancelled by either party with 120-day notice.  These contracts expired December 31, 2002, however the contracts were renewed for one year effective January 1, 2003.  The Company expects the contracts to continue for the foreseeable future.

RECLASSIFICATION

Certain amounts reported in the comparative financial statements have been reclassified to conform with the presentation for the periods ended September 30, 2003.

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

ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2003 and December 31, 2002 were as follows:

	September 30, 2003	December 31, 2002
HMO accounts receivable, net	$ 1,219,000	$ 1,063,000
Non-HMO accounts receivable, net	2,275,000	2,436,000
Accounts receivable before reclassification
of pharmacy accounts receivable	3,494,000	3,499,000
Less: Pharmacy accounts receivable included
in assets held for sale	(1,862,000)	(1,848,000)
Accounts receivable after reclassification
of pharmacy accounts receivable	$ 1,632,000	$ 1,651,000

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

F rom time to time the Company is charged for certain medical expenses which, under its contracts with the HMO, the Company believes it is not liable. In connection therewith, the Company was contesting certain costs aggregating approximately $ 1.8 million at September 30, 2003 . Management’s estimate of recovery on these contestations is determined based upon its judgment and its consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors. Accordingly, accounts receivable due from the HMO includes approximately $ 370,000 , which represents estimated recovery of contestations outstanding at September 30, 2003 . It is possible the Company’s estimate of these recoveries could change in the near term, and those changes may be material.

Non-HMO accounts receivable, aggregating approximately $ 5.9 million at September 30, 2003 relate principally to prescription sales and medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible (approximately $ 3.6 million ). Management’s estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors, however it is possible the Company’s estimate of uncollectible amounts could change in the near term, and those changes may be material.   Non-HMO accounts receivable included approximately $2.9 million from operations discontinued in prior years, which, although the Company continues to pursue collection, is fully reserved.

Non-HMO accounts receivable are typically uncollateralized customer obligations due under normal trade terms requiring payment within 30-90 days from the invoice date.  The Company does not charge late fees or penalties on delinquent invoices, however it continually evaluates the need for a valuation allowance ..  The a llowance reflects management’s best estimate of the amounts that will not be collected.  Management reviews all non-current accounts receivable balances on an ongoing basis and , based on it s assessment of current creditworthiness, estimates the portion, if any, that will not be collected.   It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Net Income/(Loss)	$ 2,836,363	$ (3,628,927)	$ 1,172,972	$ (1,989,225)
Less: Preferred stock dividend	(37,500)	-	(12,500)	-
Income/(Loss) available to common shareholders	$ 2,798,863	$ (3,628,927)	$ 1,160,472	$ (1,989,225)
Denominator:
Weighted average common shares outstanding	33,882,789	30,068,891	34,954,992	31,273,935
Basic earnings/(loss) per common share	$ 0.08	$ (0.12)	$ 0.03	$ (0.06)

Net Income/(Loss)	$ 2,836,363	$ (3,628,927)	$ 1,172,972	$ (1,989,225)
Interest on convertible securities	68,134	-	20,155	-
	$ 2,904,497	$ (3,628,927)	$ 1,193,127	$ (1,989,225)
Denominator:
Weighted average common shares outstanding	33,882,789	30,068,891	34,954,992	31,273,935
Common share equivalents of outstanding stock:
Convertible preferred	4,901,963	-	6,962,208	-
Convertible debt	3,739,535	-	3,739,535	-
Weighted average common shares outstanding	42,524,287	30,068,891	45,656,735	31,273,935
Diluted earnings/(loss) per common share	$ 0.07	$ (0.12)	$ 0.03	$ (0.06)

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”).  The Company has elected to continue using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for employee stock options.

Accordingly, compensation expense for options granted to employees is recorded to the extent the market value of the underlying stock exceeds the exercise price at the date of grant. For the three and nine months ended September 30, 2003 and 2002 no compensation was recorded.  If compensation cost had been determined based on the fair value at the grant date for awards in the three months and the nine months ended September 30, 2003 and 2002, consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been reduced to the pro-forma amounts indicated below:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net Income/(Loss)	$ 2,836,363	$ (3,628,927)	$ 1,172,972	$ (1,989,225)
Less: Total stock-based employee compensation
expense determined using the fair value
method, net of related tax	(357,000)	-	(339,000)	-

Adjusted net income/(loss)	2,479,363	(3,628,927)	833,972	(1,989,225)

Earnings per share:
Basic, as reported	$ 0.08	$ (0.12)	$ 0.03	$ (0.06)
Basic, pro forma	$ 0.07	$ (0.12)	$ 0.02	$ (0.06)
Diluted, as reported	$ 0.07	$ (0.12)	$ 0.03	$ (0.06)
Diluted, pro forma	$ 0.06	$ (0.12)	$ 0.02	$ (0.06)

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

In April 2003, the FASB issued SFAS No. 149, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  The primary focus of this Statement is to amend and clarify financial accounting and reporting for derivative instruments.  This Statement is effective for contracts entered into or modified after June 30, 2003.  Adoption of SFAS No. 14 9 did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.  SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.  Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.  Adoption of SFAS No. 1 50 did not have a material impact on the Company’s financial statements.

NOTE 2.  LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company generated positive cash flow from operations for the nine months ended September 30, 2003.  Although the Company expects its cash flow from operations to continue to be positive, there can be no assurance that this will occur. In the absence of achieving continuing positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations, and may be forced to discontinue operations.

To address these concerns, management has taken measures to continue to reduce overhead and is reviewing its operations for further reductions as well as potential sources of increased revenue in order to accomplish its long-term goals.  The Company has agreed in principle to sell the assets and certain liabilities of its pharmacy division for a purchase price of approximately $3.1 million.  The Company believes that this sale will result in both improved profitability and cash flows.

During the first quarter of 2003, the Company borrowed an additional $500,000 on a short-term note that was due August 21, 2003.  During the third quarter the Company repaid a portion of this note, which now totals $920,000, and negotiated a payout on the balance, with payments due January and April 2004.  Also during the first six months of 2003, the Company borrowed $1.3 million from the HMO, of which $1.1 million has been repaid, with the balance payable over the remainder of the year.

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

NOTE 3.  DEBT

During the first quarter of 2003, the Company borrowed an additional $500,000 on a short-term note that was due August 21, 2003.  During the third quarter the Company repaid a portion of this note, which now totals $920,000, and negotiated a payout on the balance, with payments due January and April 2004.  Also during the first six months, the Company borrowed $1.3 million from the HMO, of which $1.1 million has been repaid, with the balance payable over the remainder of the year.

During the third quarter the holder of the 12% $1,200,000 Principal Amount Promissory Note agreed to waive a prior default which caused the Note to become a 6% Convertible Debenture.  This agreement was effective retroactive to May 1, 2003.

NOTE 4.  DEFICIENCY IN ASSETS

During the first nine months of 2003, the Company issued 3,086,608 shares of common stock for services, compensation, loan fees, interest, settlements and extinguishment of accounts payable.  In addition, the Company issued 1,027,993 shares of common stock to convert approximately $140,000 of long-term debt to equity.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

LITIGATION

In July 2003 a pharmacy services company (the “Plaintiff”) filed a complaint against the Company and its pharmacy division, Metcare Rx, seeking amounts and damages of up to $2.5 million related to the acquisition of the Maryland pharmacy operation in October 2001.  On November 6, 2003 the parties reached a settlement on this complaint in the amount of $500,000, of which the Company has accrued $487,000.

The Company is a party to certain other claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a material adverse effect on the financial position or the results of operations of the Company.

INVESTIGATION

In June 2003, the Company was informed that the U.S. Attorneys' Office in Wilmington, Delaware is conducting an investigation which focuses on the Company. The inquiry, which is in an early stage, does not appear to be related to Metropolitan's underlying healthcare or pharmacy business practices. The Company is cooperating with the U.S. Attorneys' Office in this investigation.

PAYROLL TAXES PAYABLE

In 2000, the Company negotiated an installment plan with the Internal Revenue Service (IRS) related to unpaid payroll tax liabilities, including accrued interest and penalties.  Under the plan the Company was required to make monthly installments of $100,000 on the amount in arrears. Th e agreement expired and the full amount , approximately $4.1 million at September 30, 2003, is deemed due upon demand.   The Company has been current on its IRS payroll tax obligations since December 2002 and filed an offer-in-compromise with the IRS in the third quarter of 2003.  While management believes it will be successful with its offer, there can be no assurance that the IRS will accept the proposal on these delinquent taxes.

LETTER OF CREDIT

In March 2002, two investors, on behalf of the Company, provided funding for certificates of deposit aggregating $1,000,000 that are used as collateral for a letter of credit in favor of the HMO. The letter of credit was required by the Company’s contract with the HMO and enabled the Company to favorably renegotiate certain terms of the contract. Included in certificates of deposit receivable - restricted are certificates of deposit (collateralizing the Letter of Credit) that the Company has purchased from investors. Payments for these certificates of deposit have been converted to a demand note with interest at an effective rate of 24% per annum.  At September 30, 2003, $950,000 had been purchased.

#

NOTE 6.  BUSINESS SEGMENT INFORMATION

The Company operates in two segments during 2003 for purposes of presenting financial information and evaluating performance, PSN (managed care and direct medical services) and pharmacy.  During 2002, the Company also operated a third segment, a clinical laboratory.   The Company has allocated corporate overhead to the clinical laboratory during the period the laboratory was operational.  However, the overhead allocation is not included in the loss from operations of the discontinued business segments (clinical laboratory and pharmacy) shown in the condensed consolidated statements of operations.  The PSN segment also includes all costs incurred in the development of the Company’s HMO.

THREE MONTHS ENDED SEPTEMBER 30, 2003	PSN	Pharmacy	Laboratory	Total

Revenues from external customers	$ 35,680,000	$ -	$ -	$ 35,680,000
Expenses	32,761,000	-	-	32,761,000
Revenues from discontinued business segments	-	3,595,000	-	3,595,000
Intersegment revenues from discontinued business segments	-	362,000	-	362,000
Expenses from discontinued business segments	-	4,468,000	-	4,468,000
Segment gain (loss) before allocated overhead	2,916,000	(521,000)	2,000	2,397,000
Allocated corporate overhead	760,000	464,000	-	1,224,000
Segment gain (loss) after allocated overhead	2,156,000	(985,000)	2,000	1,173,000

THREE MONTHS ENDED SEPTEMBER 30, 2002	PSN	Pharmacy	Laboratory	Total

Revenues from external customers	$ 34,613,000	$ -	$ -	$ 34,613,000
Expenses	33,126,000	-	-	33,126,000
Revenues from discontinued business segments	-	3,096,000	142,000	3,238,000
Intersegment revenues from discontinued business segments	-	308,000	-	308,000
Expenses from discontinued business segments	-	3,781,000	555,000	4,336,000
Segment gain (loss) before allocated overhead	1,488,000	(364,000)	(1,313,000)	(189,000)
Allocated corporate overhead	1,231,000	569,000	-	1,800,000
Segment gain (loss) after allocated overhead	257,000	(933,000)	(1,313,000)	(1,989,000)

NINE MONTHS ENDED SEPTEMBER 30, 2003	PSN	Pharmacy	Laboratory	Total

Revenues from external customers	$ 108,421,000	$ -	$ -	$ 108,421,000
Expenses	99,809,000	-	-	99,809,000
Revenues from discontinued business segments	-	11,338,000	-	11,338,000
Intersegment revenues from discontinued business segments	-	671,000	-	671,000
Expenses from discontinued business segments	-	13,428,000	8,000	13,436,000
Segment gain (loss) before allocated overhead	8,557,000	(1,461,000)	(8,000)	7,088,000
Allocated corporate overhead	2,588,000	1,664,000	-	4,252,000
Segment gain (loss) after allocated overhead	5,969,000	(3,125,000)	(8,000)	2,836,000

#

NINE MONTHS ENDED SEPTEMBER 30, 2002	PSN	Pharmacy	Laboratory	Total

Revenues from external customers	$ 105,226,000	$ -	$ -	$ 105,226,000
Expenses	100,355,000	-	-	100,355,000
Revenues from discontinued business segments	-	9,498,000	1,028,000	10,526,000
Intersegment revenues from discontinued business segments	-	870,000	-	870,000
Expenses from discontinued business segments	-	11,417,000	1,510,000	12,927,000
Segment gain (loss) before allocated overhead	4,875,000	(1,050,000)	(1,382,000)	2,443,000
Allocated corporate overhead	3,743,000	1,907,000	422,000	6,072,000
Segment gain (loss) after allocated overhead	1,132,000	(2,957,000)	(1,804,000)	(3,629,000)

NOTE 7.  DISPOSAL OF BUSINESS SEGMENT

On May 9, 2003, and subsequently amended September 24, 2003, the Company entered into a term sheet setting forth in principle to sell the assets and certain liabilities of its pharmacy division to a nonaffiliated entity.  The agreement calls for a total cash consideration of approximately $3.1 million.  Of the purchase price, approximately $1.4 million is to be used to satisfy certain obligations of the pharmacy.

The closing of this transaction is subject to definitive purchase agreements, a fairness opinion and the satisfactory completion of due diligence by both parties.  Although management believes this transaction will be finalized at terms that are similar to those discussed above, there is no assurance the terms will not change by a material amount or that this transaction will be consummated.

NOTE 8.  SUBSEQUENT EVENTS

Subsequent to September 30, 2003, approximately $565,000 of long-term debt was repaid through the issuance of 1.7 million shares of commons stock, as provided for in the terms of the Convertible Notes with the investors.

On October 24, 2003, Fred Sternberg, Chairman of the Board of Directors and former Chief Executive Officer of the Company, stepped down as Chairman and announced plans to resign from the Board by year-end 2003. Sternberg had previously stepped down as CEO in March 2003.  In addition, the Company and Sternberg reached agreement with respect to the terms and conditions of the settlement of Mr. Sternberg’s employment agreement, which ran through December 2004.   The agreement provides that Sternberg will receive consideration including  $180,000 payable over the twelve months ending June 30, 2004, certain insurance benefits and options to purchase 300,000 of the Company’s common stock at $0.46, the current market price at date of grant.

#

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Metropolitan Health Networks, Inc. (the "Company", “Metropolitan” or "Metcare") was incorporated in the State of Florida in January 1996 with a plan of acquiring physician practices and ancillary services. In 2000, the Company implemented its new strategic plan, operating as a Provider Service Network (PSN), specializing in managed care risk contracting. Through its Network, the Company provides medical care to Medicare+Choice HMO, commercial HMO and fee-for-service patients aligned with various health plans in South and Central Florida.

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

RESULTS OF OPERATIONS

The Company has accounted for the operations of Metcare Rx, its pharmacy business, as a discontinued operation pursuant to its agreement to sell that business described below.  Metropolitan generated revenues of $35.7 million for the quarter ended September 30, 2003 compared to $34.6 million in the prior year quarter, an increase of 3.1%. For the 2003 quarter, net income was $1.2 million compared to a loss of $2.0 million in 2002, an improvement of $3.2 million. On a basic per share basis, income was $0.03 for the quarter ended September 30, 2003, compared to a per share loss of $0.06 in the prior year quarter.

For the nine months ended September 30, 2003, the Company reported net income of $2.8 million on revenues of $108.4 million, compared to a loss of $3.6 million on revenues of $105.2 million in the prior year, increases of $6.5 million in net income and $3.2 million in revenue.  On a basic per share basis, income was $0.08 for the nine months ended September 30, 2003, compared to a per share loss of $0.12 in the prior year.

The Company operated two business segments in 2003, managed care and direct medical services (PSN) and pharmacy.  It operated a third segment in 2002, the clinical laboratory business. The largest of these, the PSN division, reported a profit before allocated overhead of $2.9 million for the 2003 quarter, compared to $1.5 million in the 2002 quarter.  For the nine months ended September 30, 2003, the PSN reported a profit before allocated overhead of $8.6 million, compared to $4.9 million in the prior year.  Revenues for the same time periods were $35.7 million and  $108.4 million, respectively, for the three and nine months ended September 30, 2003 while prior year revenues for the three and nine months were $34.6 million and $105.2 million, respectively.  Expenses, which include direct medical costs and supplies, physician salaries and other costs relating to the operations of medical practices, were $32.7 million and $33.1 million for the quarters ended September 30, 2003 and 2002, respectively, while expenses for the nine months were $99.8 million and $100.3 million for 2003 and 2002, respectively.

During 2001 the Company began operations of its pharmacy division, MetcareRx.  For the quarter and nine months ended September 30, 2003, MetcareRx reported losses before allocation of corporate overhead of $521,000 and $1.5 million, respectively, compared to losses of $364,000 and $1.1 million in the prior year periods.  For those same periods, 2003 quarter and nine-month revenues were $3.6 million and $11.3 million, compared to $3.1 million and $9.5 million in 2002. Expenses for the quarter, which include the costs of pharmaceuticals, salaries and other related expenses, were $4.5 million and $3.8 million for 2003 and 2002, respectively, while nine-month expenses were $13.4 million and $11.4 million for 2003 and 2002, respectively.  On May 9, 2003, the Company agreed in principle to sell all of the assets and certain liabilities of its pharmacy division to a newly formed nonaffiliated entity.  Accordingly the operations of the pharmacy division are shown as losses from discontinued operations.

In the third quarter of 2002, the Company disposed of its third segment, its clinical laboratory.  Accordingly, the quarter and nine months ended September 30, 2002, includes losses on discontinued operations of $1.3 million and $1.8 million, respectively.

Quarter ended September 30, 2003

REVENUES

Revenues for the quarter ended September 30, 2003 increased $1.1 million (3.1%) over the prior year, from $34.6 million to $35.7 million. The Company’s South Florida centers reported a revenue increase of $219,000 over the prior year quarter.  In the Company’s Daytona market,  $3.8 million of incremental revenues were generated, the result of funding increases from changes to the Company’s contract with the HMO, combined with governmental funding increases of approximately 1.8%.  These increases were partially offset by a decline in the number of patients in our Daytona network, resulting in approximately $2.0 million in reduced funding.  In addition, as part of the renegotiation of its Daytona HMO contract, the Company is no longer at risk for the HMO’s commercial membership effective January 1, 2003, resulting in lost revenue of approximately $763,000, but increased profitability as this line of business had been unprofitable.

EXPENSES

Operating expenses for the quarter ended September 30, 2003 decreased $818,000 (2.4%) over the prior year, from $34.5 million to $33.7 million. With the exception of direct medical costs and medical supplies, which directly correlate to revenue, operating expenses for the quarter decreased 16.4% over the prior year quarter due in part to several cost cutting measures undertaken by the Company since mid-year 2002.

Direct medical costs, the largest component of expense, represent certain costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee for service basis. Direct medical costs for the 2003 third quarter were $30.0 million compared to $30.1 million for 2002, a decrease of $142,000, despite an increase in related revenues of $1.1 million. Of this reduction, an $888,000 cost improvement resulted from the discontinuation of the risk arrangement on its commercial membership in the Daytona market. This was offset, in part, by $438,0000 in increases recognized in South Florida primarily related to a poorly performing center, which was terminated in August 2003.  In addition, expense for the 2003 quarter includes increased Part A (hospital) and related costs due to the loss of a hospital contract in the Company’s Daytona network by the HMO in the latter half of 2002.

Salaries and benefits for the quarter decreased 1.6% over 2002, virtually the same as the prior year’s total of $1.8 million.  Approximately $33,000 in decreases resulted from the closure of two unprofitable medical practices in 2002 while another $212,000 in savings was realized from the termination of the Company’s hospitalist program in the first quarter or 2003.  Partially offsetting these savings were net increases of $68,000 in the Company’s growing Boca Raton medical and Daytona oncology offices and $64,000 related to the Company’s Daytona operations.

Medical supplies were $586,000 for the 2003 quarter, compared to $644,000 in 2002.  Medical supply costs are incurred in all the Company’s medical offices, but most prominently in the Company’s Daytona oncology offices, accounting for 97.8% of the 2003 expense.

Depreciation and amortization for the quarter ended September 30, 2003 totaled $177,000, a 29.4% decrease over the prior year total of $250,000.  The prior year quarter included $101,000 in amortization and write-offs of financing costs.

Consulting expense for the quarter decreased approximately $247,000 (42.9%), from $576,000 in 2002 to $329,000 in 2003.  These savings were achieved through the discontinued use of medical consultants in the Company’s hospitalist program in the first quarter amounting to $162,000 and a $140,000 reduction in marketing consultants.  These reductions were partially offset by $82,000 in increases related to the development of the Company’s oncology practice.

General and administrative expenses for the 2003 third quarter decreased $268,000 from the $1.1 million reported in the quarter ended September 30, 2002.  Decreases were recognized in a number of expense categories including legal and accounting ($23,000), director fees ($32,000) and telephone expense ($45,000).  In addition, the third quarter of 2003 included gains on settlements of debt, accounting for an incremental $109,000 of general and administrative expense savings in the 2003 quarter.  These reductions were partly offset by a decrease in insurance costs amounting to $39,000.

Other income and expenses for the quarter included a decrease in interest expense of $108,000 from the prior year due to the decreased average amount of debt carried by the Company in the 2003 quarter as compared to the prior year.

Loss from discontinued operations for the quarter, which includes the Company’s pharmacy division in 2003 and both the pharmacy and clinical laboratory in 2002, was $519,000 in 2003 as compared to $777,000 in 2002.  The 2002 quarter also included a $900,000 loss on the disposal of the clinical laboratory.

Nine months ended September 30, 2003

REVENUES

Revenues for the nine months ended September 30, 2003 increased $3.2 million (3.0%) over the prior year, from $105.2 million to $108.4 million. PSN revenues from the HMO increased 3.1%, from $104.0 million to $107.3 million.  The Company’s South Florida centers reported an increase of $2.4 million over the prior year period, with $1.7 million of increase from a new center in Broward County, which the Company assumed management of in October 2002, and $1.7 million due to increased membership at its Boca Raton medical office.   Effective August 1, 2003 the Company cancelled its risk arrangement with the Broward County center due to noncompliance with the Company’s policies and procedures, resulting in continuing deficits.  These revenue increases were partially offset by $1.0 million in decreases due to net decreased membership in the Company’s other South Florida medical centers.  In addition, approximately $9.5 million of incremental revenues were generated by funding increases resulting from changes to the Company’s contract with the HMO in the Daytona market, combined with governmental funding increases of approximately 1.8%.  These increases were partially offset by a decline in the number of patients in our Daytona network, resulting in approximately $5.6 million in reduced funding.  Additionally, as part of its renegotiation of its Daytona HMO contract, the Company is no longer at risk for the HMO’s commercial membership effective January 1, 2003, resulting in lost revenue of approximately $2.8 million for the nine months, but increased profitability as this line of business had been unprofitable.

EXPENSES

Operating expenses for the nine months ended September 30, 2003 decreased more than $1.6 million (1.6%) over the prior year, from $104.8 million to $103.2 million. With the exception of direct medical costs and medical supplies, which directly correlate to revenue, operating expenses for the quarter decreased 14.1% over the prior year due to in part to several cost cutting measures undertaken by the Company since mid-year 2002.

Direct medical costs, the largest component of expense, represent certain costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee for service basis. Direct medical costs for the first nine months of 2003 were virtually the same as in 2002, $91.8 million, despite a $3.2 million increase in HMO revenues.  A savings of $2.7 million in expenses due to no longer being at risk for commercial membership in conjunction with the Company’s renegotiated HMO contract was offset by increased expenses incurred by the aforementioned center in Broward County and through the increased membership at its Boca Raton medical office, which combined to total $2.9 million in incremental increases.  Additionally, the 2002 period included a $1.5 million reserve on the HMO accounts receivable which was offset in 2003 by increased Part A (hospital) and related costs due to the loss of a hospital contract in the Company’s Daytona network by the HMO in the latter half of 2002.

Salaries and benefits for the nine months decreased 5.3% over 2002, from $5.8 million to $5.5 million.  Approximately $139,000 in decreases resulted from the closure of two unprofitable medical practices in 2002 while another $471,000 in savings was realized from the termination of the Company’s hospitalist program in the first quarter.  Partially offsetting these savings were net increases of $222,000 in the Company’s Boca Raton medical and Daytona oncology offices, resulting from the growth both achieved in the past year, and $76,000 related to the Company’s Daytona operations.

Medical supplies were $1.5 million for the first nine months of 2003, compared to $1.4 million in 2002, as the 2002 expense only represents seven months of operations.  Medical supply costs are incurred in all the Company’s medical offices, but most prominently in the Company’s Daytona oncology offices, accounting for 97.0% of the 2003 expense.

Depreciation and amortization for the nine months ended September 30, 2003 totaled $517,000, a 31.3% decrease over the prior year total of $753,000.  The prior year included $361,000 in amortization and write-offs of financing costs, compared to $106,000 in the current year.

Consulting expense for the nine months decreased approximately $851,000 (44.7%), from $1.9 million in 2002 to $1.1 million in 2003.  These savings resulted in part from a combined $238,000 in reductions of consulting services connected with the Company’s pharmacy and HMO development.  Further savings were achieved through the discontinued use of medical consultants in the Company’s hospitalist program in the first quarter amounting to $628,000, a $225,000 reduction in marketing consultants and $82,000 in savings due to a closed medical practice in July 2002.  These reductions were partially offset by $287,000 in increases related to the development of the Company’s oncology practice.

General and administrative expenses for the nine months decreased $228,000 (7.5%) from the $3.0 million reported in the nine months ended September 30, 2002.  Decreases were recognized in a number of expense categories, most significantly in legal and accounting ($83,000), director fees ($136,000) and telephone expense ($59,000).  These reductions were partly offset by a decrease in insurance costs amounting to $115,000.

Other income and expenses for the nine months included a decrease in interest expense of $657,000 from the prior year, as the 2002 period included $808,000 in imputed interest due to a beneficial conversion feature on a convertible note.  The difference of $151,000 is due to the increased average amount of debt carried by the Company in 2003 as compared to the prior year.

Loss from discontinued operations for the nine months, which includes the Company’s pharmacy division in 2003 and both the pharmacy and clinical laboratory in 2002, decreased slightly over the $1.5 million reported in 2002.  The 2002 quarter also included a $900,000 loss on the disposal of the clinical laboratory.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2003 the Company reported a profit of $2.8 million with $2.9 million in positive cash flows from operations, significant improvements over the prior year results.  However, the Company has historically sustained negative cash flows from operations, in part as a result of the Company’s diversification efforts, including the pharmacy and clinical laboratory operations. The Company has determined to focus on its core managed care business.  Although the Company expects its cash flow from operations to continue to be positive, there can be no assurance that this will occur. In the absence of continuing positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations. The auditor’s report on the Company’s financial statements for the year ended December 31, 2002 states that certain matters raise substantial doubt about the Company’s ability to continue as a going concern.

To address these concerns, management has taken measures to continue to reduce overhead and is reviewing its operations for further reductions as well as potential sources of increased revenue in order to accomplish its long-term goals.  The Company has agreed in principle to sell the assets and certain liabilities of its pharmacy division for a purchase price of $3.1 million.  The Company believes that this sale will result in both improved profitability and cash flows.

During the first quarter of 2003, the Company borrowed an additional $500,000 on a short-term note that was due August 21, 2003.  During the third quarter the Company repaid a portion of this note, which now totals $920,000, and negotiated a payout on the balance, with payments due January and April 2004.  Also during the first six months, the Company borrowed $1.3 million from the HMO, of which $1.1 million has been repaid, with the balance payable over the remainder of the year.

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

At September 30, 2003 the Company had a recorded liability for unpaid payroll taxes of approximately $4.1 million, including accrued interest and penalties of $1.5 million. The Company previously negotiated an installment plan with the Internal Revenue Service (IRS) whereby it was required to make monthly installments of $100,000 on the amount in arrears.  The Company has been current on its IRS payroll tax obligations since December 2002 and filed an offer-in-compromise with the IRS in the third quarter of 2003.

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

Date:  November 10, 2003

/s/ Michael M. Earley

Michael M. Earley

President and

Chief Executive Officer

Date:  November 10, 2003

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

Date:  November 10, 2003

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

Date:  November 10, 2003

  /s/ David S. Gartner

David S. Gartner

Chief Financial Officer

Exhibit 32.1

SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO\

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Metropolitan Health Networks, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael M. Earley, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 10, 2003

  /s/ Michael M. Earley_________________

Michael M. Earley

President and Chief Executive Officer

#

Exhibit 32.2

SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO\

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Metropolitan Health Networks, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David S. Gartner, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 10, 2003

  /s/ David S. Gartner

David S. Gartner

Chief Financial Officer

#