Form 10-K
period 2003-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 2004-03-22
CIK 1009379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[x]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Twelve Month Period Ended December 31, 2003

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-28456

Metropolitan Health Networks, Inc.

(Name of registrant as specified in its charter)

Florida

65-0635748

(State or other jurisdiction of

(I.R.S. Employer Identification No)

Incorporation or organization)

250 Australian Avenue South, Suite 400

West Palm Beach, Fl. 33401

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (561) 805-8500

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock, $.001 par value

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Revenues for the most recent fiscal year: $143,874,488

The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the registrant was approximately $29,281,051 (computed using the closing price of $0.76 per share of Common Stock on December 31, 2003 as reported by OTCBB, based on the assumption that directors and officers and more than 5% stockholders are affiliates).

There were 44,912,951 shares of the registrant's Common Stock, par value $.001 per share, outstanding on February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None.

#

GENERAL

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to the "Company" or "Metcare" refers to Metropolitan Health Networks, Inc. and our consolidated subsidiaries. We disclaim and intent or obligation to update “forward looking statements”.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

 Sections of this Annual Report contain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Report containing the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” “could,” “should,” “may,” and similar expressions may be deemed to create forward-looking statements. Accordingly, such statements, including without limitation, those relating to our future business, prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they may appear in this document or in other statements attributable to us, involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Specifically, this Annual Report contains forward-looking statements, including the following:

•	our ability to service our indebtedness, make capital expenditures and respond to capital needs;

•	our ability to restructure any of our debt or current liabilities;

•	our ability to enhance the services we provide to our members;

•	our ability to strengthen our medical management capabilities;

•	our ability to improve our physician network;

•	our ability to renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties; and

•	our ability to establish relationships and expand into new geographic markets.

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to factors we discuss elsewhere in this Annual Report, including the section entitled “Risk Factors,” could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	pricing pressures exerted on us by managed care organizations and the level of payments we receive under governmental programs or from other payors;

•	future legislation and changes in governmental regulations;

•	the impact of Medicare Risk Adjustments on payments we receive for our managed care operations;

•	loss of significant contracts;

•	general economic and business conditions;

•	changes in estimates and judgments associated with our critical accounting policies;

•	federal and state investigations;

•	the enactment of unfavorable legislation by the Congress of the United States;

•	our ability to successfully recruit and retain medical professionals; and

•	impairment charges that could be required in future periods.

RISK FACTORS

Failure to manage our growth effectively could harm our business and results of operation.

We have experienced growth in our business during the last three years. Continued growth may impair our ability to provide our services efficiently and to manage our employees adequately. Our strategy is to focus on growth within geographic parameters, identifying regions throughout Florida. Future results of operations could be materially adversely affected if we are unable to manage our growth effectively.

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

The loss of certain agreements and the capitated nature of our revenues could materially affect our operations.

The majority of our revenues come from agreements with one managed care organization that provides for the receipt of capitated fees. The principal organization that we contract with is Humana. We have one-year renewable agreements with Humana to provide healthcare services to members in certain healthcare networks established or managed by Humana. For the twelve months ended December 31, 2003, approximately 99% of our revenue was obtained from these agreements.  The Humana agreements may be terminated in the event we participate in activities Humana reasonably believes may adversely affect the health or welfare of any member or other material breach, or upon 180-day notice of non-renewal by either party. Failure to maintain these agreements, or successfully develop additional sources of revenue could adversely affect our financial condition. A continuing decline in enrollees in Medicare Advantage could also have a material adverse effect on our profitability.

Under Humana agreements we, through our affiliated providers, generally are responsible for the provision of all covered hospital benefits, as well as outpatient benefits, regardless of whether the affiliated providers directly provide the healthcare services associated with the covered benefits. To the extent that enrollees require more care than is anticipated, aggregate capitation rates may be insufficient to cover the costs associated with the treatment of enrollees. If revenue is insufficient to cover costs, our operating results could be adversely affected. As a result, our success will depend in large part on the effective management of health care costs. Pricing pressures may have a material adverse effect on our operating results. Changes in health care practices, inflation, new technologies, and other factors affecting the delivery and cost of health care are beyond our control and may adversely affect our operating results.

Reimbursement for Our Managed Care Operations will be affected by the Medicare Risk Adjustment

The Balanced Budget Act of 1997 directed the Health Care Financing Administration (now CMS) to replace the existing system of risk adjustment, which previously relied solely on demographic factors, with one that took enrollees’ health status into account (the “Medicare Risk Adjustment” or “MRA”). The demographic-only portion of the payment was adjusted for age, gender, Medicaid eligibility, institutional status and working aged status. The revised MRA portion of the payment, however, includes these same categories but adds health status as a new criteria. Such health status is measured by the previous medical costs for inpatient hospital stays incurred by the individual. These are then used to determine each individual’s expected future medical risk and, therefore, how much the health plan in which they are enrolled should be paid. To ensure that health plans had time to adjust to the new payment method, CMS built a five-year transition period into the MRA methodology it adopted. The initial data used to facilitate the transition to MRA was based solely upon inpatient hospital encounter data. For 2000 and 2001, under the Balanced Budget Refinement Act of 1999 (“BBRA”) the transition to risk adjustment was based upon a blend percentage consisting of 10% risk adjustment payment and 90% on the adjustment for demographic factors. For 2002, the blend percentage was adjusted to 20% risk adjustment payment and 80% on the adjustment for demographic factors. The law requires that the ambulatory data be incorporated beginning January 1, 2004, at which time the blend percentage will consist of 30% risk adjustment payment and 70% on the adjustment for demographic factors. In 2005, the blend percentage will consist of 50% risk adjustment payment and 50% on the adjustment for demographic factors. In 2006, the blend percentage will consist of 75% risk adjustment payment and 25% on the adjustment for demographic factors. In 2007, the blend percentage will consist of 100% risk adjustment payment and 0% on the adjustment for demographic factors. Through Fiscal 2003, our payments from the HMOs have substantially been based on the demographic model. However, in Fiscal 2004, we anticipate that the payments we receive from the HMOs will begin reflecting the MRA methodology. At this time, it cannot be determined if this impact will be favorable or unfavorable in future years.

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

The high cost insurance could adversely effect our financial operation.

As a result of the national malpractice award trends and the significant loss of professional insurance underwriting capacity, the cost of our medical malpractice insurance has increased while the coverage afforded under the policies available has decreased.  Additionally, as a result of the events of September 11, 2001, as well as recent high profile director and officer related litigation, the cost of our director and officer insurance policy has increased.  We anticipate that the cost for both our medical malpractice insurance as well as our director and officer insurance will increase in 2004. We also maintain stop-loss insurance for which the premium is based on a cost per member. We may experience future increases in stop-loss insurance, which could have a material adverse effect on our business, financial condition and results of operations.

Our industry is already very competitive; increased competition could adversely affect our revenues.

The health care industry is highly competitive and subject to continual changes in the method in which services are provided and the manner in which health care providers are selected and compensated. Companies in other health care industry segments, some of which have financial and other resources greater than we do, may become competitors in providing similar services. We may not be able to continue to compete effectively in this industry. Additional competitors may enter our markets and this increased competition may have an adverse effect on our revenues.

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

As of December 31, 2003 approximately 99% of our revenues were derived from reimbursements by various government-sponsored health care programs. These government programs, as well as private insurers, have taken and may continue to take steps to control the cost, use and delivery of health care services. The following events could result in an adverse effect on our financial condition and results of operations:

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

These factors could also make it more difficult for us to raise funds through future offerings of our common stock. As of December 31, 2003, there were 38,527,699 shares of our common stock outstanding, all of which are freely tradable without restriction with the exception that approximately 7,000,000 shares, which are owned by certain of our officers, directors, affiliates and third parties, and may be sold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933.

In addition, as of December 31, 2003, approximately 10,400,000 shares of our common stock were reserved for issuance upon the exercise of warrants and options which have been previously granted.

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

PART I

Item 1.

Description of Business

Introduction

Metropolitan Health Networks, Inc. provides healthcare benefits to over 25,000 Medicare Advantage members (formerly Medicare+Choice) in Central and South Florida under full-risk contracts with Humana, Inc., the second largest participant in this Medicare program.  Metcare entered into this business in 1999, operating a Provider Service Network (PSN), also known as a Managed Service Organization (MSO).

The PSN includes thirty-three (33) primary care physician practices.  Metcare owns six of these practices; the balance are independently owned and operated under capitation contracts with the Company.  In addition to the primary care practices, the PSN contracts with specialists, ancillary service providers, and hospitals.  The Company also owns and operates an oncology practice, which is part of the network.

Under its risk agreements, Metropolitan receives credit for a significant percentage of the monthly Medicare premiums received by Humana from the Centers for Medicare and Medicaid Services (CMS) and is obligated to provide all of the covered healthcare benefits for the member lives.   To the extent the costs of providing such benefits is less than the related premiums received, Metropolitan profits.  Conversely, if the costs exceed related premiums, the Company loses money.  The Company re-insures against catastrophic losses and certain diseases annually on a per member basis.  The annual stop-loss limits are $100,000 and $40,000 per member in the Daytona and South Florida markets, respectively.

The Medicare Advantage business accounts for the majority of the Company’s revenues.  In addition, Metcare cares for commercial insurance members and fee for service patients in its wholly owned practices.

Background

The Company was incorporated in the State of Florida in January 1996, and began operations as a physician practice group.  During the late 1990’s Metcare acquired a number of physician practices and ancillary service providers.  In late 1999, the group practice strategy was abandoned in connection with a change in the senior management team.

The first managed care risk contract was secured with Humana in 1999.  In 2000 an additional contract was subsequently secured to manage all of Humana’s Medicare Advantage lives in the Daytona, Florida area (Flagler and Volusia Counties).   The Daytona contract currently accounts for over 19,000 lives or 77% of the Company’s total Medicare Advantage lives.  The balance of the Company’s Humana lives resides in South Florida (Palm Beach, Broward and Miami-Dade Counties).

Metropolitan renegotiated its most significant contract with Humana, in Daytona, effective January 1, 2003.  This renegotiation increased the percentage of Medicare premium received by Metcare and resolved a number of contractual disputes.

Metcare acquired a diagnostic laboratory business, renamed Metlabs, Inc., in 2000.  This operation was subsequently shut down in 2002.  The Company formed Metcare Rx, a pharmacy business, in 2001.  This business was sold in November 2003.

Metropolitan’s Board of Directors replaced the Company’s President and CEO in March 2003, and subsequently adopted a strategy to focus its resources and energies on its core managed care business.   In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Modernization Act” or “MMA”) was signed into law, which, among other changes, is significantly increasing funding for the Medicare Advantage program beginning in 2004.  Included in the MMA was the establishment of a significant federal marketing budget to promote the Medicare Advantage program.  The stated goal is to triple enrollment in this program over the next several years.

Industry

A report issued in early 2004 by CMS estimated that national healthcare spending in the United States was nearly $1.7 trillion, or $5,800 for every American, in 2003.  The CMS report projected that healthcare spending, which today accounts for more than 15% of the national economy, would grow to $3.4 trillion by 2013, more than 18% of projected Gross Domestic Product.  The principal drivers for this growth include continued cost-increasing medical innovation, rising price inflation, continued strong demand for prescription drugs and the aging baby-boomer demographic s ..  The CMS projections did not give effect to the December 2003 Medicare Modernization Act, other than to note that new legislation is not anticipated to have a large impact on overall spending but is expected to cause sizable shifts in payment sources.

Medicare currently provides healthcare benefits to 41 million elderly and disabled Americans, and was established in 1965.  This number is expected to more than double by 2030. The newly renamed Medicare Advantage program (formerly Medicare+Choice) represents private health plans’ participation in the Medicare program.  Under Medicare Advantage plans, private insurers provide care under contracts with Medicare.   These plans represent an alternative to traditional fee-for-service Medicare and by definition must provide enhanced benefits in exceeding traditional Medicare by at least 30%. Some of these enhancements include prescription drugs, eye exams, hearing aids and routine physical exams.   Out-of-pocket cost for the beneficiary may be lower and choice of physicians is typically restricted to the plan’s network.

This participation of private health plans under risk contracts began in the 1980’s and grew to a peak membership in 2000 when Medicare HMOs covered 6.3 million lives.  Today, private plans account for slightly more than 10% of Medicare members, down from a peak penetration of 18%.  The Balanced Budget Act of 1997 resulted in significant funding decreases causing the number of participating plans to drop from 346 in 1998 to 151 in 2003. The exodus of managed care companies from Medicare left many of its beneficiaries without a private plan option.

The Medicare Modernization Act, or MMA, was signed into law in December 2003, and provides sweeping changes to the Medicare program.  At an estimated cost of over $400 billion for the next ten years, the new law provides for a Medicare prescription drug offering beginning in 2006, establishes new tax-advantaged Health Savings Account regulation and makes significant changes to the old Medicare+Choice (now “Medicare Advantage”) program.  The changes to the Medicare Advantage program were a response to the decreased managed care participation in Medicare and the resulting lack of choice for Medicare beneficiaries.  The MMA made favorable changes to the premium rate calculation methodology and generally provides for program rates that will better reflect the increased cost of medical services provided to Medicare beneficiaries.  The new rates for 2004 were announced in January 2004 reflecting an average increase of 10.6%, which will be reflected in funding beginning in March 2004.

 The funding increases are intended to both offset medical cost inflation and to allow enhanced plan benefit design to encourage increased participation in Medicare Advantage plans.

Markets

Metcare currently provides healthcare services to nearly 6,000 Medicare Advantage beneficiaries in South Florida (Palm Beach, Broward and Miami-Dade Counties) and to over 19,000 members in the Daytona area (Flagler and Volusia Counties).   Behind only California, which has nearly 4 million Medicare eligibles, Florida has the second largest Medicare population in the U.S. with almost 3 million lives. However, California’s Medicare Advantage penetration is approximately 30% while Florida’s is only 20%.  The most significant counties in terms of Medicare Advantage membership currently include Palm Beach, Broward, Miami-Dade and Volusia.  Florida’s Medicare population is expected to grow to 4 million by 2015.

Business Model

Metcare provides turnkey healthcare services to Medicare Advantage beneficiaries who participate in the Medicare Advantage program through Humana, Inc.  Our current agreements with Humana have one-year terms and renew automatically for additional one-year terms unless terminated for cause or on 180-days prior notice.  Humana is paid a certain premium per member, per month, for its Medicare Advantage members by Medicare under its contract with CMS.  The monthly amount varies by patient, county and severity of health status.  Humana, in turn, allocates a majority of this amount to Metcare for all patients cared for by Metcare.

Metcare serves over 25,000 patients enrolled by Humana, Inc. in South and Central Florida. Metcare’s Provider Service Network (“PSN”) operates predominantly as an “affiliated” model as contrasted with a “staff” model in which the physician practices are owned and operated by the risk provider.  Under the Company’s model, the physicians maintain their independence but are aligned with a professional staff that assists in providing high quality, cost effective health care.  Metcare’s PSN is comprised of 33 primary care physician practices, six of which the Company owns.  The others are independent practices that are contracted with on a capitated-basis.  Under these agreements, Metcare pays the physician a set amount per member, per month, to provide the necessary primary care services on a risk basis.  The monthly amount is negotiated and is subject to change based on certain quality metrics under the Company’s Partners In Quality (“PIQ”) program.  In addition to primary care physicians, the Company’s PSN contracts with specialists, ancillary service providers and hospitals.  These providers deliver services to the Company's patients based on certain fee schedules and care requirements.  Metcare has capitated (fixed cost) certain high volume specialties, averaging the cost on a per member, per month basis; the others are paid on a contractual fee-for-service basis.

 Metropolitan does not pay or process any of the payments to its PSN physicians or other providers.  All claims processing is handled directly by Humana.  The Company does review and approve claims in advance of payment (prospective payment review).  Incorrect claims are identified and corrected prior to payment by the Company’s claims suspense staff ..  Paid claims are reviewed again and errors are handled and recovered by Metcare’s contestation staff.  The Company regularly monitors and measures Humana’s claims escrow pools, or allocations for claims incurred but not yet reported (“IBNR”), for accuracy and underfunding.

Metropolitan is certified as a Utilization Review Agent by Florida’s Agency for Health Care Administration.   Utilization review is a process whereby multiple data are analyzed and considered to ensure that appropriate health services are provided in a cost-effective manner.  Factors include the risks and benefits of a medical procedure, the cost of providing those services, specific payer coverage guidelines, and historical outcomes of healthcare providers such as physicians and hospitals.

The Company has developed a proprietary care management model, Partners In Quality (“PIQ”), which was implemented in 2002.  PIQ is based on the principle that optimal clinical outcomes depend on multiple factors including perceptions of care, efficient utilization of healthcare resources, evidence-based medical treatment and appropriate follow-up.  This model is used to manage and compensate the Company’s primary care physicians in caring for Metcare’s patients.  The PIQ program measures performance based on quality metrics including patient satisfaction, disease state management of high-risk, chronically ill patients, increased frequency of physician-patient encounters, and enhanced medical record documentation.  Metropolitan believes this focus provides a competitive advantage as a provider service network.

Competition

The healthcare industry is highly competitive and is subject to continuing changes in the provisioning of services and the selection and compensation of providers. The Company competes with national, regional and local companies in providing its services. Metcare competes with other risk providers for Humana’s business, and Humana competes with other HMO’s in securing and serving patients in the Medicare Advantage program.

Growth Initiatives

Membership in Medicare Advantage programs (previously Medicare +Choice) has declined as a percentage of Medicare eligible lives over the last several years, principally the result of decreased funding which has negatively impacted plan benefits.  Although the Company has seen growth in its membership through its expansion of its relationship with Humana, Metcare has experienced gradual attrition in membership commensurate with the industry.  Net membership decreases from attrition were approximately 1,200 or 4.4% in 2003. The Company expects this trend to reverse with the passage of the Medicare Modernization Act in late 2003. With operations focused in Florida, the nation’s second largest Medicare market, the Company expects incremental membership growth in its current markets.  Among a number of sweeping changes to Medicare, the legislation is intended to substantially increase participation in Medicare Advantage through increased funding commitments. Beginning with an average increase of 10.6% in 2004, this stimulus allows plans to improve benefits and attract new enrollees.  The Company’s 2004 premium increases are approximately 9.8% in Daytona and 17.8% in South Florida, a significant portion of which will be utilized to enhance plan benefits. As well, Metcare expects that opportunities to expand into other Florida markets will develop as Humana and other Medicare HMO’s grow their respective businesses.

The underlying economics of the Medicare Modernization Act may also provide sufficient incentive for companies such as Metcare to directly enter the Medicare Advantage business.  The Company is currently evaluating its opportunities in the Florida, particularly in underserved markets, and may file for its own Medicare HMO license in 2004.  The decision to enter this business would necessarily be based on a number of factors including analysis of the opportunity, consideration of alternative strategies and availability of necessary capital.

Employees

As of December 31, 2003, the Company had approximately 100 full-time employees, of which 31 were employed at the Company's executive offices. No employees of the Company are covered by a collective bargaining agreement or are represented by a labor union. The Company considers its employee relations to be good.

Item 2.

Description of Property

Our offices are located at 250 Australian Avenue South, Suite 400, West Palm Beach, Florida where we occupy 13,211 square feet at a current monthly rent of $15,700 pursuant to a lease expiring March 31, 2008.

The Company has a satellite office in Daytona Beach with 5,700 square feet and monthly rent of $8,600. The lease expires September 30, 2006.

The managed care division leases 6 offices in Florida with an aggregate monthly rental of $28,800 with expiration dates ranging from one to five years.

None of the Company's properties are leased from affiliates.

Item 3.

Legal Proceedings

The Company is a party to various claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a materially adverse effect on the financial position or the results of operations of the Company.

In June 2003, the Company was informed that the U.S. Attorneys' Office in Wilmington, Delaware was conducting an investigation of the Company.   The Company fully cooperated with the U.S. Attorneys' Office and on February 9, 2004 the investigation was terminated.

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the twelve months ended December 31, 2003.

#

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is currently traded on the OTCBB under the symbol "MDPA". The Company's Warrants traded under the symbol "MDPAW" until March 15, 2001 when they expired. The following table sets forth the high and low closing bid prices for the common stock, as reported by OTCBB:

	High	Low
	($)	($)
COMMON STOCK
Quarter ended March 31, 2002	1.40	0.67
Quarter ended June 30, 2002	0.83	0.45
Quarter ended September 30, 2002	0.46	0.18
Quarter ended December 31, 2002	0.47	0.17
Quarter ended March 31, 2003	0.27	0.14
Quarter ended June 30, 2003	0.20	0.07
Quarter ended September 30, 2003	0.34	0.13
Quarter ended December 31, 2003	0.79	0.26

The foregoing bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of the date of this filing there were approximately 1,200 holders of our common stock.

The Company has not declared or paid any dividends on its common stock. The Company presently intends to invest its earnings, if any, in the development and growth of its operations and the reduction of debt.

Equity Compensation Plan

A table detailing the Company’s existing equity compensation plans as of December 31, 2003 is included in Item 12.

Item 6.

Selected Financial Data

Set forth below is our selected historical consolidated financial data for the five fiscal years ended December 31, 2003.  The selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and accompanying notes.

	For the Years Ended December 31,
	2003	2002	2001	2000*	1999
Net revenues	$143,874,488	$140,063,566	$128,186,307	$119,047,520	$18,501,497

Income (Loss) from continuing	$ 5,861,303	$ (13,865,800)	$ 997,990	$ 4,417,862	$ (7,841,805)
Operations

Income (Loss) from continuing	$ 0.17	$ (0.46)	$ 0.04	$ 0.26	$ (1.09)
operations per share - basic

Cash dividend declared	-	-	-	-	-

Financial Position
Total assets	$ 9,223,729	$ 10,158,911	$ 17,379,262	$ 11,159,834	$11,944,747

Long - term obligations, including
current portion	$ 2,983,576	$ 5,603,370	$ 1,821,705	$ 1,664,961	$ 9,370,948

* The financial data for 2000 includes the operations of Metlabs, Inc. which was discontinued in 2002.

** The financial data for the years ended 2003, 2002, 2001 and 2000 are presented on a calendar year with the Company’s year-end being December 31.  The financial data for the year ended 1999 is presented on a fiscal year with the Company’s year-end being June 30.

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

The Company recognizes non-H umana revenues, net of contractual allowances, as medical services are provided. These services are typically billed to patients, Medicare, Medicaid, health maintenance organizations, insurance companies and other third parties. The Company provides an allowance for uncollectible amounts and for contractual adjustments relating to the difference between standard charges and agreed upon rates paid by certain third party payers.

Use of Estimates-PSN

In HMO-PSN arrangements, accounts receivable estimates often change as a result of one or more future confirming events.  With regard to revenues, expenses and resulting accounts receivable arising from agreements with Humana, the Company estimates amounts it believes will ultimately be realizable through the use of judgments and assumptions. Contractual terms with an HMO are sometimes complex and at times subject to different interpretation by the Company and Humana. As a result, certain revenue, expense and accounts receivable estimates may change from amounts previously recorded in the financial statements and may require subsequent adjustments.  To assist in estimating and collecting amounts due from Humana, the Company has contracted with several outside consultants that have worked closely with Humana or other HMOs for extended periods of time.  These consultants provide numerous services including, but not limited to, revenue, expense and accounts receivable analysis, and monthly claims and contestation analysis.  However, it is possible that actual results may differ from the estimates.

Direct medical expenses include costs incurred directly by the Company and costs paid by the HMO on the Company’s behalf.  These costs also include estimates of claims incurred but not reported (IBNR), estimates of retroactive adjustments to be applied by Humana and adjustments for charges which the Company believes it is not liable (“contestations”). The IBNR estimates are made by Humana utilizing actuarial methods and are continually evaluated and adjusted by management of the Company, based upon its specific claims experience and input from outside consultants.  The Company bases its estimates of retroactive adjustments on agreements with the HMO to modify previous charges.  Some of these adjustments have been quantified while others involve situations where Humana has agreed the charges were processed at incorrect rates, but the amount of the correction has not yet been quantified.  Contestations involve charges where the Company, with the assistance of its consultants, contest certain expenses charged by the HMO.  The estimate of direct medical expense includes an estimated recovery of 20% of outstanding contestations with Humana.  It is possible that estimates of such recoveries could change and the effect of the change could be material.

Accounts receivable from Humana represents the combined effect of the Company’s interpretation of the contract with the HMO and its payment patterns.  Collection times on these accounts typically exceed normal collection periods reflecting the need to reconcile the different interpretations and the HMO’s cash management practices.

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

Balance Sheet

The Company does not have any Off-Balance Sheet Arrangements.

Tabular Disclosure of Contractual Obligations

		Payment Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long Term Debt	$ 2,876,169	$ 1,990,169	$ 886,000	$ -	$ -
Capital Lease Obligations	107,408	104,316	3,092
Operating Lease Obligations	2,224,602	629,176	1,117,376	419,957	58,093
Employment Obligations	2,297,485	1,447,485	850,000
	$ 7,505,664	$ 4,171,146	$ 2,856,468	$ 419,957	$ 58,093

Comparison of Fiscal 2003 and 2002

Introduction

Revenues for the year ended December 31, 2003 totaled $143.9 million compared to $140.1 million in the prior year.  Net income was $4.4 million for the year ended December 31, 2003 compared to a net loss of $17.1 million in 2002. On a per share basis, the Company earned  $0.13 for the year ended December 31, 2003, compared to a loss of $0.56 in the prior year.  Income from continuing operations amounted to $5.9 million in 2003, compared to a net loss of $13.9 million in 2002. Results for 2002 included significant adjustments to direct medical costs of approximately $6.6 million, imputed interest expense of $1.2 million and  $520,000 in write-downs of accounts receivable from medical practices closed in prior years.

Included in the 2003 and 2002 years were $1.5 million and $3.2 million, respectively, of losses related to the discontinued operations. The Company operated two business segments in 2003, managed care and direct medical services (PSN) and pharmacy.  It operated a third segment in 2002, the clinical laboratory business, which was disposed of in July 2002.  The pharmacy business was established in 2001 and sold in November 2003.

As discussed in the audited financial statements, the PSN segment reported a gain of $11.5 million before allocated overhead of $3.7 million for 2003, compared to a loss of $5.0 million in 2002 and a gain of $6.1 million in 2001.  Segment revenues for the same time periods were $143.9 million, $140 million and $128.2 million, respectively.  Expenses, which include direct medical costs and supplies, physician salaries and other costs relating to the operations of medical practices, were $132.2 million, $147.2 million, and $122.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Revenues

Revenues for the year ended December 31, 2003 increased $3.8 million or 2.7% over the prior year, from $140.1 million to $143.9 million. PSN revenues from Humana increased 2.8%, from $138.5 million to $142.3 million.  Approximately $12.1 million in incremental revenues were generated by funding increases resulting from the renegotiation of the Company’s contract with Humana in the Daytona market, combined with governmental funding increases of approximately 1.8%.  These increases were partially offset by a decline in the number of patients in our Daytona network, resulting in approximately $6.7 million in reduced funding.  In connection with the renegotiation of its Daytona HMO contract, the Company was no longer at risk for the HMO’s commercial membership effective January 1, 2003, resulting in lost revenue of approximately $3.1 million for the year, but increased profitability as this line of business had been unprofitable.

The Company’s South Florida centers reported a net increase in PSN revenues from Humana of $1.6 million over the prior year period, with $1.4 million in increases from a new center in Broward County, which the Company assumed management of in October 2002, and $1.9 million due to increased membership at its Boca Raton medical office.   Effective August 1, 2003 the Company cancelled its risk arrangement with the Broward County center due to noncompliance with the Company’s policies and procedures.  These revenue increases were partially offset by $1.7 million in decreases due to net decreased membership in the Company’s other South Florida medical centers.

Total Medicare Advantage lives declined approximately 1,700 members from year-end 2002 to a membership of approximately 25,500 at December 31, 2003.  Approximately 500 of these belong to the terminated Broward County center, with the other 1,200 attributable to attrition.

Non-H umana revenue for Metcare’s wholly owned physician practices in 2003 remained the same as the prior year,  $1.6 million.  The Company operated six physician practices and an oncology center in each of the years.

Expenses

Operating expenses for the year ended December 31, 2003 decreased $14.3 million (9.5%) over the prior year, from $151.0 million to $136.7 million.  Operating expenses other than direct medical costs and medical supplies, which correlate to revenue, decreased 12.5% over the prior year due in part to several cost cutting measures undertaken by the Company in late 2002 and 2003.

Direct medical costs, the largest component of expense, represents costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee for service basis. Direct medical costs for 2003 were $121.0 million compared to $133.6 million for 2002, a decrease of $12.6 million, or 9.4%, despite a $3.8 million increase in HMO revenues.  A savings of $3.5 million in expenses was realized in 2003 due to no longer being at risk for commercial membership in conjunction with the Company’s renegotiated Daytona HMO contract. Included in 2002 were significant adjustments to direct medical costs of approximately $6.6 million relating to prior years. The Company was able to obtain its own stop-loss insurance in the Daytona market in 2003, accounting for additional savings estimated at approximately $2.4 million.

Salaries and benefits for 2003 increased 1.9% over 2002, from $7.7 million to $7.8 million.  Increases were comprised of approximately $400,000 in management and staff bonuses, increases of $378,000 in the Company’s growing Boca Raton medical and Daytona oncology offices and $67,000 related to the Company’s Daytona operations.  Offsetting the increases were approximately $139,000 in savings resulting from the closure of two unprofitable medical practices in 2002 and $676,000 related to the termination of the Company’s hospitalist program in the first quarter.

Medical supplies were $2.1 million for 2003, compared to $1.9 million in 2002, as the 2002 expense only represented ten months of operations for the Company’s Daytona oncology offices.  Medical supply costs are incurred in all the Company’s medical offices, but most prominently in the Company’s Daytona oncology offices, accounting for 94.0% of the 2003 expense.

Depreciation and amortization for the year ended December 31, 2003 totaled $655,000, a 30.8% decrease over the prior year total of $946,000.  The prior year included $429,000 in amortization and write-offs of financing costs, compared to $164,000 in the current year.

Rent and leases for the year ended December 31, 2003 totaled $1.0 million, a $162,000 increase over 2002. Approximately $100,000 of the increase resulted from increased rent at the Company’s new corporate offices, with another $119,000 arising from the expansion of the aforementioned Boca Raton and oncology medical offices.  These increases were offset in part by $56,000 in savings resulting for the closure of the medical practices previously mentioned.

Consulting expense for the year decreased approximately $1.3 million, or 49.3%, from $2.7 million in 2002 to $1.4 million in 2003.  These savings resulted in part from  $273,000 in reductions of consulting services connected with the Company’s pharmacy and HMO development efforts.  Further savings were achieved through the discontinued use of medical consultants in the Company’s hospitalist program in the first quarter of 2003 amounting to $973,000, a $314,000 reduction in marketing consultants and $81,000 in savings due to a closed medical practice in July 2002.  These reductions were partially offset by $303,000 in increases related to the development of the Company’s oncology practice.

General and administrative expenses for the year decreased $492,000, or 16.1%, from the $3.0 million reported in the year ended December 31, 2002.  The result of cost cutting measures undertaken by the Company in the second half of 2002 and 2003, decreases were recognized in a wide number of expense categories, most significantly in legal and accounting.  These reductions were partly offset by an increase in insurance costs amounting to $158,000.

Other income and expenses for 2003 included a decrease in interest expense of $1.1 million from the prior year, as 2002 included $1.2 million of imputed interest due to beneficial conversion features on convertible notes.  The difference of $100,000 is due to the increased average amount of debt carried by the Company in 2003 as compared to the prior year.

Loss from discontinued operations for the year, which includes the Company’s pharmacy division in 2003 and both the pharmacy and clinical laboratory in 2002, was $1.7 million in 2003 compared to $2.4 million in 2002.  The 2003 year also included a $290,000 gain on the disposal of the pharmacy division, while 2002 reported a $834,000 loss on the disposal of the clinical laboratory.

Comparison of Fiscal 2002 and 2001

Introduction

The Company generated revenues of $140.1 million for the year ended December 31, 2002 compared to $128.2 million in the prior year, and incurred a net loss of $17.1 million for the year ended December 31, 2002 compared to a net loss of $369,000 for the year ended December 31, 2001. On a per share basis, losses were $0.56 and $0.02 for the years ended December 31, 2002 and December 31, 2001, respectively. Included in 2002 are significant adjustments to direct medical costs of approximately $6.6 million, imputed interest expense of $1.2 million, $520,000 in write-downs of accounts receivable remaining on medical practices closed in prior years and $3.2 million in losses related to the discontinued operations of the Company’s clinical laboratory and pharmacy businesses.

Generally accepted accounting principles (GAAP) require the Company to make certain revenue and cost estimates with regards to its contracts with the HMO.  Programs with the HMO are complex and at times subject to various interpretations. These revenue and cost estimates may be settled for amounts different than previously estimated or the Company's estimate could change by amounts that could be material to the financial statements.  The nature of the relationship with the HMO is, and has been such, that certain estimates made by the Company are based upon verbal agreements with, or representations from the HMO regarding retroactive adjustments to amounts previously credited or charged to Metcare’s fund balance.  These estimates are particularly likely to change as policy, and/or personnel, at Humana changes.  In connection with a change in Humana’s management during 2002, deterioration in the relationship with Humana in the fourth quarter of 2002, and other factors, during 2002 Metcare recorded additional medical costs of approximately $6.6 million related to amounts that were included in accounts receivable at December 31, 2001.  Conversely in 2001, upon favorable resolution of unsettled medical costs, Metcare recorded a reduction to medical costs of approximately $1.9 million.

In the fourth quarter of 2002 the Company incurred significant increases in Part A (hospital) and related costs due to the loss of a hospital contract by Humana in the Company’s Daytona network.  In response to the increased costs, management approached Humana in the fourth quarter of 2002 seeking to renegotiate its contract.  The Company successfully completed an amendment to offset the cost increases, allowing the Daytona market to be financially viable.  The amendment was effective January 1, 2003 and provides for increased funding in addition to other financial concessions.  In return, the Company made certain concessions, a portion of which related to the charge to direct medical expenses discussed above.

In conjunction with a convertible debenture financing completed in May 2002, the Company incurred charges to interest of approximately $1.2 million. These charges were necessary as the holder may convert the debt at any time into company stock at a price lower than it was at the issuance of the debt.

As discussed in the audited financial statements, the Company operated in three segments for fiscal years 2002 and 2001; managed care and direct medical services (PSN), pharmacy and clinical laboratory.  The largest of these, the PSN division, reported a loss before allocated overhead of $5.0 million for 2002, compared to profits of $6.1 million in 2001 and $4.5 million in 2000.  Revenues for the same time periods were $140.1 million, $128.2 million and $119.0 million, respectively.  Expenses, which include direct medical costs and supplies, physician salaries and other costs relating to the operations of medical practices, were $147.0 million, $122.7 million and $114.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

During 2001 the Company formed its pharmacy division.  For the years ended December 31, 2002 and 2001, the pharmacy division reported losses, before allocation of corporate overhead, of $1.8 million and $744,000, respectively.  For those same periods, revenues were $12.9 million compared to $2.8 million, while expenses, which include the costs of pharmaceuticals and other related expenses, were $15.8 million and $3.8 million for 2002 and 2001, respectively.   The pharmacy was disposed of in November 2003 and, accordingly, the operations of this division are included in the loss from operations of discontinued business segments.

In the third quarter of 2002, the Company decided to dispose of its third segment, its clinical laboratory.  Accordingly, in the year ended December 31, 2002, the Company recognized $1.4 million in losses on discontinued operations, compared to losses of $559,000 in 2001 and $95,000 in 2000.

Revenues

Revenues for the year ended December 31, 2002 increased $11.9 million, or 9.3%, over the prior year, from $128.2 million to $140.1 million. PSN revenues, the core of the Company's business, increased 9.1%, from $126.9 million to $138.5 million, due primarily to funding increases from revisions to the Balanced Budget Act of approximately  $7.5 million and approximately $4.0 million resulting from increased membership.  In addition, revenues for 2002 included $635,000 of fee-for-service billings relating to the Company’s newly formed Daytona oncology practice.  Offsetting these increases were decreases in revenue from the closure of certain medical practices in 2002 and the second half of 2001 of $388,000.

Expenses

Operating expenses for the year ended December 31, 2002 increased approximately 20.0%. Direct medical costs, the largest component of expense, represent certain costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee-for-service basis. Direct medical costs for 2002 were $133.6 million compared to $114.6 million for 2001. During the year the Company implemented several utilization initiatives, including its hospitalist, partners in quality (PIQ), and oncology programs, in an effort to improve patient care and reduce its medical costs.  In the fourth quarter, the Company incurred significant increases in Part A (hospital) and related costs due to the loss of a hospital contract by Humana in the Company’s Daytona network.  In response to the increased costs, management renegotiated the Company’s contract with the Humana.  The Company successfully completed an amendment, which offset the cost increases, allowing the Daytona market to be financially viable.  The amendment was effective January 1, 2003 and provided for increased funding in addition to other financial concessions.

Salaries and benefits for the year increased 26.7% over 2001, from $6.1 million to $7.7 million.  PSN expansion in South Florida accounted for approximately $415,000 in increases while expansion of the services the Company provides in its Daytona market in an effort to improve patient care and control medical costs accounted for another $1.2 million of increases.  Salary increases, increases in medical insurance premiums and a bolstering of staffing throughout the Company accounted for the balance of the increase, which was partially offset by $269,000 in savings achieved by the closure of two unprofitable medical practices

Medical supplies were $1.9 million for 2002, compared to $63,000 in 2001, due to the implementation of the Company’s oncology practice in early 2002.  Medical supply costs are incurred in all the Company’s medical offices, but most prominently in the Company’s two Daytona oncology offices, accounting for 96.8% of the 2002 supplies expense.

Depreciation and amortization for the year ended December 31, 2002 totaled $946,000, an increase of $101,000 over the prior year.  The increase is due primarily to depreciation on fixed assets acquired in 2002 as well as the amortization recorded on certain financing costs incurred during the year.

Rent and leases for the year ended December 31, 2002 totaled $854,000, a $97,000 increase over 2001. The aforementioned new operations accounted for a majority of the increase, with the balance resulting from annual increases in rent in our corporate and medical offices.  This was offset in part by $84,000 in savings resulting for the closure of the medical practices previously mentioned.

Consulting expense increased approximately $1.6 million, from $1.1 million in 2001 to nearly $2.7 million in 2002.  Of the increase, $1.3 million was incurred in the Company’s Hospitalist, Oncology and Utilization/Quality Assurance/Management programs, which are designed to lower direct medical costs while improving patient care.  In addition, approximately $386,000 of incremental expense was incurred in connection with investment banking and advisory services.

General and administrative expenses increased from $2.3 million in 2001 to $3.0 million in 2002, an increase of $770,000. Costs associated with the Company’s oncology and hospitalist programs and other PSN expansion accounted for $411,000 in incremental expense.  Increases also were incurred in accounting and legal fees ($245,000) and insurance ($158,000). The prior year also included approximately $313,000 in accounts payable write-offs and settlements relating to discontinued operations.  These increases were partially offset by the savings of $115,000 resulting from the closure of a medical practice in the second half of 2001 and a $196,000 decrease in billing and collection fees from 2001 to 2002 resulting from the renegotiation and eventual cancellation of the Company's contract with an outside billing company in the second half of 2001.

Other income and expenses for the year ended December 31, 2002 included write downs of accounts receivable from medical practices closed in prior years of $520,000 and $3.2 million in losses on discontinued operations relating to the Company’s clinical laboratory and pharmacy divisions.  Interest expense increased $1.8 million for the year, due in large part to the previously mentioned charge of $1.2 million incurred in conjunction with a Convertible Debenture financing completed in May 2002.  The balance of the increase is due to the increased amount of debt carried by the Company at December 31, 2002 as compared to the prior year.

Liquidity and Capital Resources

For the year ended December 31, 2003 the Company reported a profit of $4.4 million and over $2.1 million in positive cash flows from operations, significant improvements over the prior year results. These results combined with proceeds from the sale of the Company’s pharmacy business and convertible debt conversions have enabled the reduction in liabilities by more than $7.3 million during the year, with additional reductions occurring in the first quarter of 2004 as detailed below.  Prior to 2003, however, the Company had historically sustained negative cash flows from operations, in part as a result of the Company’s diversification efforts, including the pharmacy and clinical laboratory operations. In 2003 the Company determined to refocus on its core managed care business.  Although the Company expects its cash flow from operations to continue to be positive, there can be no assurance that this will occur. In the absence of continuing positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current and long-term obligations.

In the fourth quarter of 2002 the Company incurred significant increases in Part A (hospital) and related costs due to the loss of a hospital contract by Humana in the Company’s Daytona network.  In response to the increased costs, management successfully renegotiated its Daytona contract, allowing it to be financially viable.  The amendment was effective January 1, 2003 and provided for increased funding in addition to other financial concessions.  The 2003 results reflect the effects of the contract revision.

During the first quarter of 2003, the Company borrowed an additional $500,000 from an existing lender on a short-term note bringing the total balance to $1 million, which note was due August 21, 2003.  The note was renegotiated during the year extending the due date and was subsequently paid down to $620,000 at December 31, 2003.  The balance of this note was repaid in the first quarter of 2004.

The Company borrowed $1.3 million from Humana during the first half of 2003, which amount was repaid over the course of the year.

The Company sold the operations of its pharmacy division in November 2003 for a cash price of $3.1 million plus the assumption of approximately $1.1 in liabilities.  The pharmacy incurred losses of $1.5 million and $1.8 million in 2003 and 2002, respectively.  The Company believes that this sale will result in both improved profitability and cash flows.

During 2003, approximately $1.1 million of long-term debt was paid through the issuance of 2.3 million shares, as provided for in the terms of the Convertible Notes with the investors.  In January 2004, the remaining balance of $715,000 on a Convertible Note was paid in full through the issuance of 1.3 million shares of common stock.  In March 2004, two Notes due August 2004 totaling $300,000 were repaid through the issuance of approximately 611,000 shares of common stock.  Additionally, the Company’s remaining significant note payable for $1.2 million due May 2004 was extended, with payments due over a twenty-four month period beginning June 2004.

In February 2004 the Company successfully negotiated a settlement with the Internal Revenue Service (IRS) on outstanding payroll tax liabilities for an amount totaling approximately $3.3 to $3.4 million. $3.2 million of this settlement has been paid with the balance to be paid once the IRS has determined the final settlement amount.

In conjunction with its IRS settlement, in February 2004 the Company raised approximately $3 million through the issuance of approximately 5.0 million shares of common stock under a private placement offering. The proceeds went toward the settlement of the IRS obligations.

Membership in Medicare Advantage programs (previously Medicare+Choice) has declined as a percentage of Medicare eligible lives over the last several years, principally the result of decreased funding which has negatively impacted plan benefits.  Although the Company has seen growth in its membership through its expansion of its relationship with Humana, Metcare has experienced gradual attrition in membership commensurate with the industry.  Net membership decreases from attrition were approximately 1,200 or 4.4% in 2003. The Company expects this trend to reverse with the passage of the Medicare Modernization Act in late 2003.  Among a number of sweeping changes to Medicare, the legislation is intended to substantially increase participation in Medicare Advantage through increased funding commitments. Beginning with an average increase of 10.6% in 2004, this stimulus allows plans to improve benefits and attract new enrollees.  With total 2004 premium increases of approximately 9.8% in Daytona and 17.8% in South Florida, and the resulting benefit enhancements, the Company expects its Medicare membership to grow. As well, Metcare expects that opportunities to expand into other Florida markets will develop as Humana and other Medicare HMO’s grow their respective businesses.

The underlying economics of the Medicare Modernization Act may also provide sufficient incentive for companies such as Metcare to directly enter the Medicare Advantage business.  The Company is currently evaluating its opportunities in the Florida, particularly in underserved markets, and may file for its own Medicare HMO license in 2004.  The decision to enter this business would necessarily be based on a number of factors including analysis of the opportunity, consideration of alternative strategies and availability of necessary capital.

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

Intangible Asset Risk

We have a substantial amount of intangible assets.  Although at December 31, 2003 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

Item 8.

Financial Statements and Supplementary Data

Summary of Consolidated Quarterly Earnings (unaudited)

For the Quarter Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Net revenues	$ 35,452,435	$ 35,680,129	$35,865,376	$ 36,876,548

Income (Loss) from continuing
Operations	$ 1,555,763	$ 1,691,617	$ 1,649,329	$ 964,594

Net Income (Loss)	$ 1,565,390	$ 1,172,972	$ 947,694	$ 715,697

Net Income - per share - basic	$ 0.04	$ 0.03	$ 0.03	$ 0.02
Net Income - per share - diluted	$ 0.04	$ 0.03	$ 0.02	$ 0.02

For the Quarter Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Net revenues	$ 34,838,083	$ 34,613,150	$36,191,511	$ 34,420,822

Income (Loss) from continuing
Operations	$ (12,668,802)	$ (311,917)	$ (1,746,023)	$ 860,942

Net Income (Loss)	$ (13,449,681)	$ (1,989,225)	$ (2,091,568)	$ 449,587

Net Income (Loss) - per share - basic	$ (0.43)	$ (0.06)	$ (0.07)	$ 0.02
Net Income (Loss) - per share - diluted	$ (0.43)	$ (0.06)	$ (0.07)	$ 0.01

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures

Evaluation of disclosure controls and procedures

Our Management, which includes our CEO and our CFO, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal year covered by this report.  Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.

Changes in internal controls

There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the fiscal year covered by this report.

PART III

Item 10.

Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(A) of the Exchange Act.

As of the date of this filing, the directors, control persons and executive officers of the Company are as follows:

Name	Age	Title

Michael M. Earley	48	President and Chief Executive Officer, Director
Debra A. Finnel	42	Vice President and Chief Operating Officer, Director
David S. Gartner, CPA	46	Chief Financial Officer
Roberto L. Palenzuela, Esq.	40	General Counsel and Secretary
Karl Sachs, CPA	67	Director
Martin Harrison, M.D.	51	Director
Salomon E. Melgen, M.D.	50	Director

MICHAEL M. EARLEY, was appointed President and Chief Executive Officer on March 10, 2003 and previously served as a Director of the Company from June 2000 to March 2001.  Mr. Earley has been an advisor to public and privately owned companies, acting in a variety of management roles since 1997.  He was President of Collins Associates, an institutional money management firm, and a principal and owner of Triton Group Management, Inc., which provided financial and management advisory services to a variety of clients.  From 1986 to 1997, he served in a number of senior management roles including CEO and CFO of Intermark, Inc. and Triton Group Ltd.; both publicly traded diversified holding companies.  Mr. Earley received undergraduate degrees in Accounting and Business Administration from the University of San Diego.  From 1978 to 1983, he was an audit and tax staff member of Ernst & Whinney.

DEBRA A. FINNEL, Vice President and Chief Operating Officer has been associated with the Company since January 1999. She has twenty years of healthcare experience in the South Florida market, specializing in managed care and risk contracting, including five years as Regional Director with FamilyCare, Inc,. the largest affiliate of IMC, Florida’s first Medicare+Choice HMO.  Prior to joining the Company, Ms. Finnel was President and Chief Operating Officer of Advanced HealthCare Consultants, Inc., which managed and owned physician practices in multiple states and provided turnaround consulting to managed care providers, MSOs, IPAs and hospitals.  She also has extensive experience in provider contracting, claims administration and customer service.  Ms. Finnel has had an affiliated provider relationship with Humana Medical Plans since their inception in the Florida market in 1986 and has developed strong relationships with many senior healthcare executives throughout Florida, as well as state and federal government.

DAVID S. GARTNER, CPA joined the Company in November 1999 as its Chief Financial Officer. He has over twenty years experience in accounting and finance, including thirteen years of specialization in the healthcare industry. Previously, Mr. Gartner served for two years as Chief Financial Officer of Medical Specialists of the Palm Beaches, Inc., a large Palm Beach County multi-practice, multi-specialty group of 40 physicians. Prior to Medical Specialists, he held the position of Chief Financial Officer at National Consulting Group, Inc., a treatment center licensed for 140 inpatient beds in New York and Florida, from 1991 to 1998. Mr. Gartner is a member of the American Institute of Certified Public Accountants and is a graduate of the University of Buffalo, where he received his BS in Accounting.

ROBERTO L. PALENZUELA, ESQ. was appointed General Counsel and Secretary in March of 2004. Mr. Palenzuela served as General Counsel and Secretary of Continucare Corporation from May 2002 through March 2004.  From 1994 to 2003, Mr. Palenzuela served as an officer and director of Community Health Plan of the Rockies, Inc., a health maintenance organization based in Denver, Colorado.  Community Health Plan of the Rockies, Inc. filed for protection under Chapter 11 of the federal bankruptcy laws on November 15, 2002, and was released from Chapter 11 on December 16, 2002.  From March 1999 through June 2001, Mr. Palenzuela served as General Counsel of Universal Rehabilitation Centers of America, Inc. (n/k/a Universal Medical Concepts, Inc.), a physician practice management company.

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

KARL SACHS, CPA rejoined the Board of Directors in September 2002 after previously serving as a Director of the Company from March 1999 to December 2001.  He is a founding partner of the Miami-based public accounting firm of Sachs & Focaracci, P.A.  A certified public accountant for more than thirty years, Mr. Sachs is a member of the American Institute of Certified Public Accountants, Personal Financial Planning and Tax Sections; Florida Institute of Certified Public Accountants; and the National Association of Certified Valuation Analysts.  The firm of Sachs & Focaracci, P.A. serves the financial and tax needs of its diverse clients in addition to providing litigation support services.  Mr. Sachs is a qualified litigation expert for the U.S. Federal District Court, U.S. District Court, U.S. Bankruptcy Court and Circuit Courts of Dade and Broward Counties and has previously served as an auditor for the Internal Revenue Service.  He is a graduate of the University of Miami where he received his BS in Business Administration.

Board of Directors

Each director is elected at the Company's annual meeting of shareholders and holds office until the next annual meeting of stockholders, or until the successors are elected and qualified. At present, the Company's bylaws provide for not less than one director. Currently, there are five directors in the Company. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. There are no family relations among any officers or directors of the Company. The officers of the Company devote full time to the business of the Company. In 2003, the Board of Directors held sixteen meetings and there were no votes by Unanimous Written Consent.

The Board has adopted a Code of Business Conduct and Ethics, a copy of which is attached as an exhibit.

Board Committees

The Company had two active committees in 2003, the Audit & Finance Committee and the Executive & Compensation Committee. All actions by these committees shall be subject to the specific Directions of the Board of Directors.

The Audit Committee consists of Mr. Sachs, Dr. Melgen and Dr. Harrison. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company’s independent auditors and reviews and evaluates the Company’s internal control functions.  As an advisory function of the committee, members also participate in financings, review budgets prior to presentation to the Board of Directors and review budgets vs. actual reports.  The board of directors has determined that Mr. Sachs is the audit committee “financial expert”, as such term is defined under federal securities law, and is independent.  Mr. Sachs is an expert by virtue of his extensive career in the financial and accounting business.

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

Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than (10%) percent beneficial owners were complied with during the year ended December 31, 2003.

Item 11.

Executive Compensation.

The following tables present information concerning the cash compensation and stock options provided to the Company's Chief Executive Officer and each additional executive officer whose total annualized compensation exceeded $100,000 for the year ended December 31, 2003.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

Name and Principal Position	Fiscal Year	Salary ($)	Other Annual Compensaton Bonus ($)	Securities Underlying Options Compensation (S)	All other SARs($)	Compensation

Michael M. Earley*	2003	117,821	-			117,821
President, and Chief
Executive Officer

Fred Sternberg*	2003	68,778	9,600			78,378
Chairman of the Board,	2002	309,736	9,600			319,336
President, CEO	2001	224,905	9,600			234,505

Debra A. Finnel	2003	249,026	118,000			367,026
Vice President and Chief	2002	249,849	18,000			267,849
Operating Officer	2001	227,884	18,000			245,884

David S. Gartner, CPA	2003	143,767	6,000			149,767
Secretary and Chief	2002	120,000	6,000			126,000
Financial Officer	2001	119,423	6,000			125,423

* Fred Sternberg resigned as President & CEO and Michael Earley assumed the positions of the Company’s President & CEO effective March 10, 2003

.

Options granted in the Year Ended December 31, 2003 to Executives*

	Number of	% of Total
	Securities	Options/
	Underlying	SARs
	Options/	Granted to	Exercise of
	SARs	Employees in	Base Price	Expiration
Name	Granted	Fiscal Year	($/Share)	Date

Michael M. Earley	116,667	5.7%	$0.35	12/31/08
Michael M. Earley	116,667	5.7%	$0.35	12/31/09
Michael M. Earley	116,666	5.7%	$0.35	12/31/10
Debra A. Finnel	350,000	17.2%	$0.35	9/22/08
David S. Gartner	180,000	8.8%	$0.35	9/22/08

*See discussion of Fred Sternberg termination agreement.

There were 880,000 options granted to executive employees for the year ended December 31, 2003, none for the year ended December 31, 2002 and 300,000 for the year ended December 31, 2001.

Aggregated Fiscal Year-End Option Value Table

The following table sets forth certain information concerning unexercised stock options as of December 31, 2003. No stock appreciation rights were granted or are outstanding.

	Number Of			Value Of Unexercised
	Unexercised Options			In-the-Money
	Held at 12/31/03			Options at 12/31/03 (1)

	Shares	Shares Acquired	Shares
Name	Exercisable	On Exercise	Unexercisable	Exercisable	Unexercisable

Michael M. Earley	181,667	181,667	233,333	$66,233	$95,667
Debra A. Finnel	700,000	700,000	100,000	$182,500	-
David S. Gartner	180,000	180,000	-	$73,800	-

(1)

The closing sale price of the Common Stock on December 31, 2003 as reported by OTCBB was $0.76 per share. Value is calculated by multiplying (a) the difference between $0.76 and the option exercisable price by (b) the number of shares of Common Stock underlying.

Employment Agreements

FRED STERNBERG

In January 2000 the Company entered into an employment agreement, subsequently amended, with Fred Sternberg, the Company's President, Chief Executive Officer and a director. The term of the agreement was for five years from the effective date. The annual salary under the Agreement was $150,000. Effective April 1, 2001 the salary was increased to $250,000 per year. Additionally, Mr. Sternberg was granted options to purchase 300,000 shares of Common Stock at $0.30 per share and options to purchase 360,000 shares of Common stock at $0.50 per share upon the signing of the Agreement. Additional longevity options were granted at the rate of 25,000 options per year of employment at a price of $1.00 per share. The Agreement also provided for an additional 700,000 options at $0.75 per share vesting on various dates over the life of the Contract.

The Agreement also provided, among other things, for (i) participation in any profit-sharing or retirement plan and in other employee benefits applicable to employees and executives of the Company; (ii) an automobile allowance of $800 per month and fringe benefits commensurate with the duties and responsibilities of Mr. Sternberg and (iii) benefits in the event of death or disability. The Agreement also contains certain non-disclosure and non-competition provisions.

Under the terms of the Agreement, the Company could terminate the employment of Mr. Sternberg either with or without cause. If the Company without good cause terminated the Agreement, the Company would be obligated to continue to pay Mr. Sternberg's salary and any current and future bonuses that would have been earned under the agreement. Mr. Sternberg would also be entitled to all stock options earned or not yet earned through the full term of the Agreement.

Mr. Sternberg resigned as President and Chief Executive Officer effective March 10, 2003.   The Company and Sternberg reached agreement with respect to the terms and conditions of the settlement of Mr. Sternberg’s employment agreement, which ran through December 2004.   The total settlement, which was substantially less than what was due under the remainder of Sternberg’s contract, provides that Sternberg will receive consideration including  $180,000 payable over the twelve months ending June 30, 2004, certain insurance benefits and options to purchase 300,000 of the Company’s common stock at $0.46, the current market price at date of grant.

MICHAEL M. EARLEY

Effective January 1, 2004 the Company entered into an employment agreement with Michael M. Earley, President and Chief Executive Officer.   The term of the agreement is for one year and shall automatically renew on the anniversary date.  The agreement calls for an annual salary of $250,000, a monthly auto allowance of $800 and certain other fringe benefits commensurate with Mr. Earley’s responsibilities.   In addition, the agreement also calls for discretionary annual increases, bonuses and options as determined by the Company’s Board of Directors.

DEBRA A. FINNEL

In January 2001 the Company entered into an employment agreement with Debra A. Finnel, Vice President and Chief Operating Officer. The term of the agreement is five years and calls for an annual salary of $225,000, which was increased to $250,000 on July 1, 2001. Ms. Finnel is also eligible to receive a discretionary bonus and was granted options to purchase 300,000 shares of Common Stock at $1.00 per share with vesting over three years. The Agreement also calls for an automobile allowance of $1,500 per month and fringe benefits commensurate with Ms. Finnel's responsibilities as well as certain non-compete provisions.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2003, the following individuals served as members of the Company’s compensation committee; Dr. Martin Harrison, Dr. Salomon Melgen and Karl Sachs.

With the exception of Dr. Martin Harrison and Dr. Salomon Melgen (as disclosed in Item 13), none of the members of the Compensation Committee were, or have ever been, employed by the Company or received any compensation from the Company other than in their capacity as director.

Compensation of Directors

The Company reimburses all Directors for their expenses in connection with their activities as Directors of the Company. The Directors make themselves available to consult with the Company's management. Currently, two of the five Directors of the Company are also employees of the Company and do not receive additional compensation for their services as Directors. Through 2003, a compensation and stock option agreement was adopted for the Company's outside Directors in the amount of $18,000 per year, paid quarterly in the Company's common stock valued at the average closing price for the five last days of each month in the quarter. In addition, all outside directors received 40,000 options upon joining the Board, of which 20,000 vested immediately and the remaining 20,000 vest after one year. These options are valued at the market value of the effective date of board membership.  Effective January 1, 2004 the compensation stock option agreement was amended so that the Company’s outside Directors will be paid $36,000 per year and will no longer be paid in stock.  Additionally, each Director is paid $6,000 annually in stock for both committee memberships and committee chairmanships.

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the Company's Common Stock beneficially owned at December 31, 2003 (i) by each person who is known by the Company to own beneficially 5% or more of the Company's common stock; (ii) by each of the Company's directors; and (ii) by all executive officers and directors as a group.

Amount of

Percentage

Name of Beneficial Owner

Beneficial Ownership

of Class

Martin Harrison, M.D. (1)

 5,474,920

14.21%

Fred Sternberg (2)*

2,462,550

6.39

Karl Sachs (3)

702,803

1.82

Debra Finnel (4)

 750,000

1.95

David S. Gartner (5)

 280,000

0.73

Salomon Melgen, M.D

 486,927

1.26

Michael M. Earley (6)**

201,607

0.52

Directors and Executive Officers as a Group (7 persons)

 10,358,807

26.88

* Resigned as President and CEO effective March 10, 2003, Chairman of the Board effective October 29, 2003 and as Director effective December 19, 2003

** Appointed President, CEO and Director effective March 10, 2003

(1)

Includes (1) 4,464,920 shares held by Dr. Harrison, (2) 900,000 shares held by H30, Inc., a corporation which Dr. Harrison is a Director, (3) 40,000 shares issuable upon exercise of options at a price of $0.91 until November 2, 2006 and (4) 70,000 shares issuable upon exercise of options at a price of $0.70 until December 19, 2008. Does not include 56,000 shares issuable upon exercise of options at prices ranging from $6.938 to $7.938 per share with expirations from April 2004 until April 18, 2005.

(2)

Includes (1) 3,700 shares held by Mr. Sternberg (2) 505,850 shares held by Sternco, Inc., a corporation which Mr. Sternberg is President, (3) 18,000 shares held by Mr. Sternberg's wife, and (4) 1,960,000 shares issuable upon the exercise of options at prices ranging from $0.30 to $2.00 with expirations from May 2004 to December 2008. Does not include 25,000 shares issuable upon the exercise of options at $1.00 per share that have not yet vested.

(3)

Includes 172,500 shares issuable upon the exercise of options at a price of $0.35, expiring in September 2008 and 57,500 shares issuable upon the exercise of options at a price of $0.35 that expiring in December 2008.

(4)

Includes (1) 50,000 shares held by Debra Finnel, (2) 150,000 shares issuable upon the exercise of options at $0.50 per share, expiring between October 2005 and October 2007, (3) 200,000 shares issuable upon the exercise of options at a price of $1.00, expiring between 1/1/07 and 1/1/08 and (4) 350,000 shares issuable upon the exercise of options at a price of $0.35, expiring in September of 2008.  Does not include 100,000 shares issuable upon the exercise of options at a price of $1.00 that have not yet vested.

(5)

Includes 180,000 shares issuable upon the exercise of options at a price of $0.35, expiring in September 2008.

(6)

Includes (1) 40,000 shares issuable upon the exercise of options at a price of $0.30 per share, expiring between June 2005 and June 2006, (2) 25,000 shares issuable upon the exercise of options at a price of $2.00 per share, expiring in September 2005 and (3) 116,667 shares issuable upon the exercise of options at a price of $0.35 per share, expiring in December 2008.  Does not include 233,333 shares issuable upon the exercise of options at a price of $0.35 per share that have not yet vested.

Equity Compensation Plan

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2003:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans
Approved by security holders	2,000,000	$0.43	--

Equity compensation plans not
Approved by security holders	8,253,242	$1.22	--

Total	10,253,242		--

During 2003, 2,750,400 options were issued to employees and directors of the Company upon board approval.  Of these, 971,867 were issued without the approval of security holders.

Item 13.

Certain Relationships and Related Transactions.

The Company, for the current year ending December 31, 2003, paid a company owned by Dr. Salomon Melgen, a shareholder and director, $393,000 for services rendered as a physician in the Company’s provider network.  The fees paid were usual and customary for the services provided.

The Company, for the current year ending December 31, 2003, paid Dr. Martin Harrison, a shareholder and director, $25,000 for consulting services.

All future transactions between the Company and any officer, director or 5% shareholder will be on terms no less favorable than could be obtained from independent third parties and will be approved by a majority of the independent disinterested directors of the Company.

Item 14.

Principal Accounting Fees and Services

The Audit Committee of the Board of Directors has selected Kaufman, Rossin & Co. PA as the independent public accountants for the fiscal year ending December 31, 2003, and the Board of Directors, including a majority of the Directors who are not "interested persons" (as defined in the 1940 Act), has unanimously ratified such selection.  Kaufman, Rossin & Co. PA’s service is subject to removal by a majority of the outstanding shares of the Company.

The following table presents fees billed in each of the last two fiscal years for services rendered to the Company by Kaufman, Rossin & Co. PA:

Fiscal Year Ended	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
December 31, 2003	$ 285,513	$ 31,864	$ 32,780	$ 17,080
December 31, 2002	$ 308,347	$ 37,349	$ 18,178	$ --

"Audit Fees" represents fees billed for each of the last two fiscal years for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory or regulatory filings or engagements for those fiscal years.

"Audit Related Fees" represents fees billed for each of the last two fiscal years for assurance and related services reasonably related to the performance of the audit of the Company’s annual financial statements for those years.  For the two years, audit-related fees consisted of SEC registration statement consent procedures.

"Tax Fees" represents fees billed for each of the last two fiscal years for professional services related to tax compliance, tax advice and tax planning, including preparation of federal and state income tax returns.

"All Other Fees" represents fees billed for other products and services rendered by Kaufman Rossin & Co. PA to the Company for the last two fiscal years.  In 2003, these fees primarily consisted of services provided in connection with the company’s investigation by the U.S. Attorneys' Office in Wilmington, Delaware.

Pre-Approval Policies of the Audit Committee.  The Audit Committee has determined that all work performed for the Company by Kaufman Rossin & Co. PA for the year will be pre-approved by the full Audit Committee and, therefore, has not adopted pre-approval procedures. All audit and non-audit services performed by Kaufman Rossin & Co. PA for the Company during 2003, to the extent that such services related directly to the operations and financial reporting of the Company, have been pre-approved by the Audit Committee. The percentage of "Audit-Related Fees," "Tax-Fees" and "Other Fees" set forth in the table above that were waived pursuant to 17 CFR 210.2-01(c)(7)(i)(c) was zero.

PART IV

Item 15.

Exhibits, Financial Statements and Reports on Form 8-K.

Exhibits

(a) (1) Financial Statements

(b) (1) Code of Ethics

Reports on Form 8-K filed during the quarter ended December 31, 2003

October 29, 2003:  Disclosure of resignation of Fred Sternberg as Chairman and from the Board under Item 5

November 14, 2003:  Disclosure of sale of pharmacy assets under Item 2

METROPOLITAN HEALTH

NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

C O N T E N T S

Page

INDEPENDENT AUDITORS' REPORT

27

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets

28

Statements of Operations

29

Statements of Changes in Stockholders' Equity (Deficiency in Assets)

30

Statements of Cash Flows

31-32

Notes to Financial Statements

33-47

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders

Metropolitan Health Networks, Inc. and Subsidiaries

West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Metropolitan Health Networks, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficiency in assets), and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Health Networks, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida

February 27, 2004, except for Notes 2, 7 and 14, as to which the date is March 22, 2004

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2003	2002
CURRENT ASSETS
Cash and equivalents	$ 2,176,204	$ 399,614
Accounts receivable, net of allowance of $2,539,231 and $4,647,663,
respectively	2,138,690	1,651,340
Inventory	304,248	158,714
Other current assets	833,112	443,896
Assets held for sale	-	3,303,599
TOTAL CURRENT ASSETS	5,452,254	5,957,163
CERTIFICATES OF DEPOSIT – restricted	1,000,000	850,000
CERTIFICATES OF DEPOSIT RECEIVABLE - restricted	-	150,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
amortization of $2,363,354 and $1,998,311, respectively	659,682	883,763
GOODWILL, net of accumulated amortization of $752,691	1,992,133	1,992,133
OTHER ASSETS	119,660	325,852
TOTAL ASSETS	$ 9,223,729	$ 10,158,911

LIABILITIES AND DEFICIENCY IN ASSETS
CURRENT LIABILITIES
Advances from HMO	$ 164,536	$ 1,666,953
Accounts payable	1,756,347	3,774,778
Accrued expenses	1,413,195	1,420,977
Current maturities of capital lease obligations	104,315	126,220
Current maturities of long-term debt	975,169	2,234,521
Payroll taxes payable	3,408,736	3,805,598
Liabilities related to assets held for sale	-	755,528
TOTAL CURRENT LIABILITIES	7,822,298	13,784,575

CAPITAL LEASE OBLIGATIONS	3,092	122,416
LONG-TERM DEBT	1,901,000	3,120,213
TOTAL LIABILITIES	9,726,390	17,027,204

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN ASSETS
Preferred stock, par value $.001 per share; stated value $100 per share;
10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
38,527,699 and 31,376,822 issued and outstanding, respectively	38,527	31,376
Additional paid-in capital	31,343,887	29,660,886
Accumulated deficit	(32,238,333)	(36,640,086)
Common stock issued for services to be rendered	(146,742)	(420,469)
TOTAL DEFICIENCY IN ASSETS	(502,661)	(6,868,293)
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$ 9,223,729	$ 10,158,911

See accompanying notes to consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2003	2002	2001

REVENUES	$ 143,874,488	$ 140,063,566	$ 128,186,307

EXPENSES
Direct medical costs	121,010,410	133,587,130	114,594,876
Payroll, payroll taxes and benefits	7,846,785	7,698,593	6,076,115
Medical supplies	2,127,009	1,913,446	62,717
Depreciation and amortization	654,942	946,325	845,798
Bad debt expense	100,000	250,000	288,000
Rent and leases	1,016,152	854,349	756,906
Consulting expense	1,351,446	2,663,362	1,081,800
General and administrative	2,556,676	3,048,538	2,278,463
TOTAL EXPENSES	136,663,420	150,961,743	125,984,675

INCOME/(LOSS) BEFORE OTHER INCOME (EXPENSE)	7,211,068	(10,898,177)	2,201,632
OTHER INCOME (EXPENSE):
Gain (loss) on settlements of litigation	(105,000)	(65,389)	177,000
Write down of accounts receivable from closed practices	-	(520,000)	(775,000)
Interest and penalty expense	(1,322,878)	(2,443,851)	(649,091)
Other income	78,113	61,617	43,449
TOTAL OTHER INCOME (EXPENSE)	(1,349,765)	(2,967,623)	(1,203,642)
INCOME/(LOSS) FROM CONTINUING OPERATIONS	5,861,303	(13,865,800)	997,990
DISCONTINUED OPERATIONS:
Gain (Loss) on disposal of discontinued business segments	289,605	(833,657)	-
Loss from operations of discontinued business segments	(1,749,155)	(2,381,430)	(1,303,404)
LOSS FROM DISCONTINUED OPERATIONS	(1,459,550)	(3,215,087)	(1,303,404)
NET INCOME (LOSS) BEFORE INCOME TAXES	4,401,753	(17,080,887)	(305,414)
INCOME TAX EXPENSE	-	-	(63,827)
NET INCOME/(LOSS)	$ 4,401,753	$ (17,080,887)	$ (369,241)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	34,750,173	30,374,669	25,859,411
INCOME (LOSS) FROM CONTINUING OPERATIONS:
Basic	$ 0.17	$ (0.46)	$ 0.03
Diluted	$ 0.13	$ (0.46)	$ 0.03
LOSS FROM DISCONTINUED OPERATIONS:
Basic	$ (0.04)	$ (0.10)	$ (0.05)
Diluted	$ (0.03)	$ (0.10)	$ (0.05)
NET EARNINGS (LOSS) PER SHARE:
Basic	$ 0.13	$ (0.56)	$ (0.02)
Diluted	$ 0.10	$ (0.56)	$ (0.02)

See accompanying notes to consolidated financial statements

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
			Common		Additional
	Preferred	Preferred	Stock	Common	Paid-in	Prepaid	Accumulated
	Shares	Stock	Shares	Stock	Capital	Expenses	Deficit	Total
BALANCES - DECEMBER 31, 2000	5,000	$ 500,000	21,717,233	$ 21,717	$ 18,936,714	$ (33,258)	$ (19,189,958)	$ 235,215
Shares issued in connection with
private placement, net	-	-	3,312,788	3,313	5,027,986	-	-	5,031,299
Shares issued upon conversion of
convertible debt	-	-	826,298	826	799,175	-	-	800,001
Shares issued for consulting services
and compensation	-	-	25,000	25	15,863	-	-	15,888
Shares issued for prepaid consulting
agreement, net of amortization expense	-	-	462,500	463	290,252	(278,174)	-	12,541
Exercise of options and warrants	-	-	685,516	686	452,202	-	-	452,888
Shares issued for directors' fees	-	-	63,376	63	81,436	-	-	81,499
Shares issued for interest expense and late fees	-	-	139,443	139	61,552	-	-	61,691
Shares issued in connection with
line of credit	-	-	57,767	58	73,919	-	-	73,977
Shares issued in settlement of payables	-	-	189,166	189	102,579	-	-	102,768
Issuance of options for services, net
of amortization expense	-	-	-	-	203,227	(5,932)	-	197,295
Net loss	-	-	-	-	-	-	(369,241)	(369,241)
BALANCES - DECEMBER 31, 2001	5,000	$ 500,000	27,479,087	$ 27,479	$ 26,044,905	$ (317,364)	$ (19,559,199)	$ 6,695,821
Shares issued in connection with
private placement, net	-	-	200,000	200	199,800	-	-	200,000
Shares issued upon conversion of
convertible debt	-	-	1,251,778	1,252	1,010,371	-	-	1,011,623
Shares issued for consulting services
and compensation	-	-	1,070,000	1,070	223,897	(221,100)	-	3,867
Shares issued for commissions, net	-	-	265,500	266	66,801	(50,000)	-	17,067
Exercise of options and warrants	-	-	67	-	67	-	-	67
Shares issued for directors' fees	-	-	57,274	57	69,943	-	-	70,000
Shares issued for interest expense and late fees	-	-	263,000	263	132,130	(57,778)	-	74,615
Shares issued in connection with
equity line, net	-	-	38,475	38	35,667	-	-	35,705
Shares issued in settlement of payables	-	-	801,641	801	271,650	-	-	272,451
Shares cancelled in connection with
previous acquisition	-	-	(50,000)	(50)	(66,617)	-	-	(66,667)
Cancellation of warrants	-	-	-	-	(72,000)	-	-	(72,000)
Issuance of options for services, net	-	-	-	-	523,900	(189,000)	-	334,900
Imputed interest on beneficial
conversion feature	-	-	-	-	1,220,372	-	-	1,220,372
Amortization of prepaid expenses						414,773		414,773
Net loss	-	-	-	-	-	-	(17,080,887)	(17,080,887)
BALANCES - DECEMBER 31, 2002	5,000	$ 500,000	31,376,822	$ 31,376	$ 29,660,886	$ (420,469)	$ (36,640,086)	$ (6,868,293)
Shares issued upon conversion of
convertible debt	-	-	3,670,214	3,670	1,093,834	-	-	1,097,504
Cancellation of shares issued for consulting								-
services	-	-	(480,000)	(480)	(63,521)	64,001	-	-
Shares issued for compensation			100,000	100	18,900	-	-	19,000
Exercise of options and warrants	-	-	110,000	110	34,390	-	-	34,500
Shares issued for directors' fees	-	-	329,760	330	57,170	-	-	57,500
Shares issued for interest expense, late fees
and loan extension	-	-	2,865,272	2,865	386,195	(120,000)	-	269,060
Shares issued in settlement of payables	-	-	555,631	556	156,033	-	-	156,589
Amortization of prepaid expenses	-	-	-	-	-	329,726	-	329,726
Net income	-	-	-	-	-	-	4,401,753	4,401,753
BALANCES - DECEMBER 31, 2003	5,000	$ 500,000	38,527,699	$ 38,527	$ 31,343,887	$ (146,742)	$ (32,238,333)	$ (502,661)

See accompanying notes to consolidated financial statements

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$ 4,401,753	$ (17,080,887)	$ (369,241)
Adjustments to reconcile net income/(loss) to net cash
provided by/(used in) operating activities:
Unfavorable (favorable) resolution of unsettled medical costs	-	6,598,563	(1,879,000)
Provision and medical cost adjustments related to HMO receivables	-	-	-
Gain on settlements of litigation	-	-	(177,000)
Gain on sale of business segment	(289,605)	-	-
Write-down of accounts receivable from closed practices	-	520,000	775,000
Loss on disposal of business segment	-	833,657	-
Write-down of goodwill from closed practices	-	-	54,161
Depreciation and amortization	529,228	946,325	845,798
Provision for bad debts and direct write-downs	100,000	550,000	288,000
Amortization of discount on notes payable	201,092	103,798	36,206
Interest imputed on beneficial conversion feature	-	1,220,372	-
Stock issued for interest and late fees	80,000	-	61,691
Stock issued in connection with settlements	-	-	102,768
Stock issued for compensation and services	288,598	86,800	97,362
Warrants and options granted in lieu of compensation	-	414,773	81,800
Amortization of securities issued for professional services	329,726	313,527	128,036
Changes in assets and liabilities:
Accounts receivable, net	(587,350)	756,604	(2,450,492)
Inventory	(145,534)	(158,714)	-
Other current assets	(389,216)	(66,508)	(232,900)
Net change in operating assets held for sale	(262,324)	(2,309,552)	(238,519)
Other assets	42,008	(766,166)	(49,995)
Due to related parties	-	-	(105,800)
Accounts payable and accrued expenses	(1,780,119)	2,829,581	219,908
Payroll taxes payable	(396,862)	1,235,205	-
Unearned revenue	-	-	(906,944)
Total adjustments	(2,280,358)	13,108,265	(3,349,920)
Net cash provided by/(used in) operating activities	2,121,395	(3,972,622)	(3,719,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of pharmacy	3,100,000	-	-
Purchase of restricted certificates of deposit	(150,000)	(850,000)	-
Capital expenditures	(140,962)	(194,674)	(92,882)
Net cash provided by/(used in) investing activities	2,809,038	(1,044,674)	(92,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	637,137	5,682,315	733,587
Repayments on notes payable	(2,181,834)	(1,359,326)	(434,113)
Repayments on capital lease obligations	(141,229)	(102,894)	(52,049)
Proceeds from exercise of stock options and warrants	34,500	-	452,888
Proceeds from issuance of warrants	-	353,075	-
Net proceeds from issuance of common stock	-	235,772	5,105,905
Advances from (repayments to) HMO	(1,502,417)	214,000	(1,644,931)
Net cash (used in)/provided by financing activities	(3,153,843)	5,022,942	4,161,287
NET INCREASE IN CASH AND EQUIVALENTS	1,776,590	5,646	349,244
CASH AND EQUIVALENTS - BEGINNING	399,614	393,968	44,724
CASH AND EQUIVALENTS - ENDING	$ 2,176,204	$ 399,614	$ 393,968

See accompanying notes to consolidated financial statements

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

For the years ended December 31,
	2003	2002	2001
Supplemental Disclosures:

Interest Paid	$ 1,383,863	$ 980,475	$ 471,130

Supplemental Disclosure of Non-cash Investing and Financing
Activities (Note 3)

Issuance of notes payable in connection with acquisitions	$ --	$ --	$ 150,000

Fair value of assets received in connection with acquisitions	$ --	$ --	$ 78,608

Fair value of liabilities assumed in connection with acquisitions	$ --	$ --	$ 507,462

Capital lease obligations incurred on purchases of equipment	$ --	$ 45,009	$ 277,074

Purchase price in excess of net assets acquired	$ --	$ --	$ 158,853

Conversion of debt into common stock	$ 1,083,465	$ 1,342,343	$ 800,001

Commitments to purchase restricted certificates of deposit	$ --	$ 150,000	$ --

Common stock issued for extension and interest
fees on loans payable	$ 75,000	$ --	$ --

Common stock issued in connection with settlements	$ 147,589	$ --	$ --

Conversion of accrued interest to notes payable	$ 98,505	$ --	$ --

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

In October 2000, the Company acquired a clinical laboratory, which operated in South Florida. The laboratory ceased operations and was closed in July 2002.  In June 2001 the Company opened a pharmacy to service its patient base in Central Florida. Commencing in the third quarter of 2001, the Company expanded its pharmacy division into New York and Maryland.  In November 2003 the pharmacy operations were sold.

Segment Reporting

The Company applies Financial Accounting Standards Boards ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that in 2001 and 2002 it operated in three segments and in 2003 it operated in two operating segments for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

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

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

In the health care environment, estimates often change as a result of one or more future confirming events. With regard to revenues, expenses and receivables arising from agreements with the HMO, the Company estimates amounts it believes will ultimately be realizable through the use of judgments and assumptions. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

Direct medical costs are based in part upon estimates of claims incurred but not reported  (IBNR) and estimates of retroactive adjustments or unsettled costs to be applied by the HMO. The IBNR estimates are made by the HMO utilizing actuarial methods and are continually evaluated by management of the Company based upon its specific claims experience. The estimates of retroactive adjustments or unsettled costs to be applied by the HMO are based upon current agreements and understandings with the HMO to modify certain amounts previously charged to the Company’s fund balances.  At December 31, 2003, approximately $192,000 of estimated retroactive adjustments to medical costs was outstanding and included as an addition to accounts receivable.  At December 31, 2002, approximately $800,000 of estimated retroactive adjustments to medical costs was outstanding and included as an offset to advances from HMO and approximately $500,000 of such adjustments were included in accounts receivable.  Management believes its estimates of IBNR claims and estimates of retroactive adjustments are appropriate, however, it is reasonably possible the Company's estimate of these costs could change in the near term, and those changes may be material.

From time to time, the Company is charged for certain medical expenses for which, under its contract with the HMO, the Company believes it is not liable. In connection therewith, at December 31, 2003 and 2002, the Company was contesting certain costs aggregating approximately $4.2 million and $1.8 million, respectively. Management's estimate of recovery on these contestations is determined based upon its judgment and its consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors. Accordingly, at December 31, 2003 and 2002 the net amount due from the HMO includes approximately $835,000 and $370,000, respectively, which represents an estimated recovery of 20% of contestations outstanding at each of the two year ends. It is reasonably possible the Company's estimate of these recoveries could change in the near term, and those changes may be material.

Revenues from the HMO accounted for approximately 99% of the Company's total revenues, excluding discontinued segments, for each of the three years ended December 31, 2003 and at December 31, 2003 and 2002, the HMO represented approximately 83% and 64% of the total accounts receivable balance, respectively.  Direct medical costs relating to revenues from the HMO accounted for approximately 85% of the Company's HMO revenues in 2003, 96% in 2002 and 90% in 2001. The loss of the contracts with the HMO could significantly impact the operating results of the Company.

As discussed above, the nature of the relationship with the HMO is, and has been such that certain estimates made by the Company are based upon verbal agreements with, or representations from the HMO regarding retroactive adjustments to amounts previously credited or charged to the Company’s fund balance.  These estimates are particularly likely to change as policy, and or personnel at the HMO changes.  For the year ended December 31, 2003 there were no material changes to net income as a result of favorable or unfavorable settlements of 2002 estimates.  In connection with a change in the HMO’s management during 2002, deterioration in the relationship with the HMO in the fourth quarter of 2002, and other factors, during

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2002 Metropolitan recorded additional medical costs of approximately $6.6 million related to amounts that were included in accounts receivable at December 31, 2001.  Conversely, in 2001 upon favorable resolution of unsettled medical costs Metropolitan recorded a reduction to medical costs of approximately $1.9 million.  Accordingly, the 2002 gross profit and resulting net income was decreased by approximately $6.6 million due to unfavorable settlements estimated as of December 31, 2001, and the 2001 gross profit and resulting net income was increased by approximately $1.9 million due to favorable settlements estimated as of December 31, 2000.

Non-HMO accounts receivable, aggregating approximately $2.9 million and $5.2 million at December 31, 2003 and 2002, respectively, relate principally to medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible (approximately $2.5 million and $4.6 million at December 31, 2003 and 2002, respectively). Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors, however it is reasonable possible the company's estimate of uncollectible amounts could change in the near term, and those changes may be material.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used by the Company in estimating the fair values of each class of financial instruments disclosed herein:

Cash and Certificates of Deposits - The carrying amount approximates fair value because of the short nature of those instruments.

Line of Credit Facilities, Capital Lease Obligations, Long-Term Debt - The fair value of line of credit facilities, capital lease obligations and long-term debt are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2003, the fair values approximate the carrying values.

Net Income (Loss) Per Share

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

	For the years ended December 31,
	2003	2002	2001
Net Income/(Loss) from continuing operations	$ 5,861,303	$ (13,865,800)	$ 934,163
Less: Preferred stock dividends	(50,000)	(50,000)	(50,000)
	5,811,303	(13,915,800)	884,163
Loss from discontinued operations	(1,459,550)	(3,215,087)	(1,303,404)
Income/(Loss) available to common shareholders	$ 4,351,753	$ (17,130,887)	$ (419,241)
Denominator:
Weighted average common shares outstanding	34,750,173	30,374,669	25,859,411
Basic earnings/(loss) per common share	$ 0.13	$ (0.56)	$ (0.02)

Net Income/(Loss)	$ 4,401,753	$ (17,080,887)	$ (369,241)
Interest on convertible securities	81,379	-	-
	$ 4,483,132	$ (17,080,887)	$ (369,241)
Denominator:
Weighted average common shares outstanding	34,750,173	30,374,669	25,859,411
Common share equivalents of outstanding stock:
Convertible preferred	4,901,963	-	-
Convertible debt	7,262,703	-	-
Weighted average common shares outstanding	46,914,839	30,374,669	25,859,411
Diluted earnings/(loss) per common share	$ 0.10	$ (0.56)	$ (0.02)

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Securities that would potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.  The anti-dilutive securities consist of the following:

During the fiscal years 2002 and 2001, the Company had 5,000 Series A preferred shares outstanding.  Each share of Series A preferred stock was convertible into shares of common stock at the option of the holder at the lesser of 85% of the average closing bid price of the common stock for the ten trading days immediately preceding the conversion or $6.00.

During the fiscal years 2003, 2002 and 2001, the Company had outstanding warrants to purchase 2,924,775, 3,324,775 and 1,844,150 shares of common stock, respectively.  The exercise prices of the warrants range from $0.32 to $4.00 in 2003 and $0.32 to $6.00 in 2002 and 2001.

During the fiscal years 2003, 2002 and 2001, the Company had outstanding options to purchase 7,328,467, 5,205,717 and 5,736,250 shares of common stock, respectively.  The weighted average exercise price of the options was $0.94 in 2003, $1.46 in 2002 and $1.81 in 2001.

For the fiscal year 2003, the Company had convertible debt in the amount of $67,000, which could have been converted into the common stock of the Company at $2.50 per share.

For the fiscal year 2002, the Company had convertible debt in the amount of $2,997,107, which could have been converted into the common stock of the Company at a range of 75% of market value at the date of conversion to $2.50 per share.

For the fiscal year 2001, the Company had convertible debt in the amount of $774,182, which could have been converted into the common stock of the Company at prices ranging from $0.74 to $2.50 per share.

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

Goodwill

In connection with its acquisitions of physician and ancillary practices, the Company has recorded goodwill of $1,992,133 for each of the two years ended December 31, 2003, which is the excess of the purchase price over the fair value of the net assets acquired.  The goodwill is attributable to the general reputation of these businesses in the communities they serve, the collective experience of the management and other employees and relationships between the physicians and their patients. The Company has reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate.  Effective January 1, 2002 the Company, through the use of an outside business valuation expert completed a transitional goodwill impairment test and determined that the Company did not have a transitional impairment of goodwill.  Subsequent to that analysis, during the quarter ended September 30, 2002, the Company disposed of a segment of its business and charged off net goodwill of approximately $986,000.  The Company has performed its annual

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

impairment tests relating to retained business segments effective January 1, 2003 and has determined that no impairment exists.

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
Balance as of January 1	$ 1,992,133	$ 2,977,874
Goodwill written off related to disposal
of business segment	-	(985,741)
Balance as of December 31, 2003	$ 1,992,133	$ 1,992,133

As required by SFAS 142, “Goodwill and Other Intangible Assets”, the Company has not amortized goodwill associated with acquisitions completed after June 30, 2001, or any period presented and ceased amortization of goodwill associated with acquisitions completed prior to July 1, 2001, effective January 1, 2002.  Prior to January 1, 2002, the Company amortized goodwill associated with the pre-July 1, 2001 acquisitions over ten years using the straight-line method.  A reconciliation of reported net income (loss) adjusted to reflect the adoption of SFAS No. 142 is provided below:

Year Ended December 31, 2001

Reported net income (loss)	$ (369,241)
Add-back goodwill amortization, net of tax	264,338
Adjusted net income (loss)	$ (104,903)

Reported basic net income per share	$ (0.02)
Add-back goodwill amortization	0.01
Adjusted basic net income (loss) per share	$ (0.01)

Reported diluted net income (loss) per share	$ (0.02)
Add-back goodwill amortization	0.01
Adjusted diluted net income (loss) per share	$ (0.01)

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS’) No. 143 which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  Adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

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

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

Accordingly, compensation expense for options granted to employees is recorded to the extent the market value of the underlying stock exceeds the exercise price at the date of grant. For the years ended December 31, 2003, 2002 and 2001 no compensation was recorded.  If compensation cost had been determined based on the fair value at the grant date for awards in the years ended December 31, 2003, 2002 and 2001, consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been reduced to the pro-forma amounts indicated below:

	Year Ended December 31
	2003	2002	2001
Net Income/(Loss)	$ 4,401,753	$ (17,080,887)	$ (369,241)

Less: Total stock-based employee compensation expense determined using the fair value method, net of related tax effects	(543,283)	--	(769,544)

Adjusted net income/(loss)	3,858,470	$ (17,080,887)	(1,138,785)

Earnings per share:
Basic, as reported	$ 0.13	$ (0.56)	$ (0.02)
Basic, pro forma	$ 0.11	$ (0.56)	$ (0.05)
Diluted, as reported	$ 0.10	$ (0.56)	$ (0.02)
Diluted, pro forma	$ 0.08	$ (0.56)	$ (0.05)

On January 17, 2003, FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” was issued.  The primary objective of FIN 46 is to provide guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights.  The provision of FIN 46 was required to be adopted by the Company in fiscal 2003.  The Company adopted FIN 46 effective January 1, 2003, with no material impact on its financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  The primary focus of this Statement is to amend and clarify financial accounting and reporting for derivative instruments.  This Statement is effective for contracts entered into or modified after June 30, 2003.  Adoption of SFAS No. 149 did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.  SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.  Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.  Adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

Reclassifications

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

NOTE 2.

LIQUIDITY

At December 31, 2002 the Company had a working capital deficit of $7.8 million, and prior to that date, the Company incurred substantial negative cash flows from operations since inception.  To address these issues, among other things in late 2002 Management approached the HMO, seeking to renegotiate its contract.  The Company successfully completed an amendment, which, effective January 1, 2003, provided for an increase in gross revenues on a per-member per-month basis.    Also, management conducted a review of each division in an effort, not only to reduce costs, but also to increase revenues or eliminate non-profitable operations.

For the year ended December 31, 2003 the Company achieved positive cash flows from operating activities of approximately $2.1 million and improved its working capital deficit from approximately $7.8 million at December 31, 2002 to $2.4 million at December 31, 2003.  Further significant improvements to the Company’s working capital position were realized subsequent to December 31, 2003 as a consequence of certain actions by the Company; i) the Company raised approximately $3,000,000 under a private placement of its common stock and used these funds, plus certain cash generated from operations to settle approximately $3.4 million in past due payroll tax related liabilities, ii) the Company was able to repay approximately $1.0 million of debt by issuing common stock, and iii) the Company has finalized an extension for payment over twenty-four months, of approximately $1.2 million in debt due May 2004.

Notwithstanding the improved cash flows and working capital position, the Company has not demonstrated the ability to achieve income and positive cash flows for an extended period of time.  Also, as the Company derives substantially all of its revenue from one HMO, and it is subject changes in the government reimbursement rates, it is at least reasonably possible the Company’s liquidity may not be sufficient to sustain operations or planned growth.  Although management believes the operational and cash flow improvements realized during 2003 will continue, there are no assurances this will occur into the foreseeable future.

NOTE 3.

ACQUISITIONS AND DISPOSALS

In the third quarter of 2002 the Company disposed of its clinical laboratory. Accordingly, for the year ended December 31, 2002, the Company recognized an $834,000 loss on the disposal of laboratory operations.

In November 2003, the Company sold the operations of its pharmacy division for a cash price of $3.1 million plus the assumption of approximately $1.1 in liabilities.  Accordingly, for the year ended December 31, 2003, the Company recognized a gain of $290,000 on the disposal of pharmacy operations.

Revenues from operations of discontinued business segments totaled $12,906,000, $13,761,000 and $3,344,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  Losses from operations of discontinued business segments were $1,700,000, $2,400,000 and $1,300,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 4.      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2003	2002

Equipment under capital lease	$ 674,633	$ 674,633
Machinery and medical equipment	249,881	249,881
Furniture and fixtures	382,451	339,378
Leasehold improvements	692,297	655,221
Computer and office equipment	962,394	901,581
Automobile equipment	61,380	61,380
	3,023,036	2,882,074
Less accumulated depreciation and amortization	(2,363,354)	(1,998,311)
	$ 659,682	$ 883,763

Accumulated amortization of equipment under capital leases was $534,000 and $435,000 at December 31, 2003 and 2002, respectively.

Depreciation and amortization of property and equipment totaled approximately $365,000, $433,000 and $453,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 5.      UNEARNED REVENUE

On August 22, 2000, the Company entered into a Pharmacy Services Agreement (Pharmacy Agreement) with a medical management and software company (Pharmacy Consultant), to provide consulting, technology, and software services for the Company's start-up pharmacy operation, for an initial term of three years. In connection with this agreement, the Pharmacy Consultant paid the Company $500,000, subject to return if the Company elects to cancel the Pharmacy Agreement under certain provisions. On October 6, 2000, the Company received an additional $500,000 in funding from the Pharmacy Consultant in connection with a 10-year exclusive preferred provider agreement. This amount was required to be repaid, together with interest at prime plus 2%, should the Company default or elect to cancel the Agreement. Of these amounts, approximately $132,000 was recognized as revenue during the year ended December 31, 2001.

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

NOTE 6.      CAPITAL LEASE OBLIGATIONS

The Company is obligated under capital leases relating to certain of its property and equipment. Future minimum lease payments for capital lease obligations for years subsequent to December 31, 2003 are as follows:

2004	$ 111,835
2005	5,285
117,120
Less amount representing interest	(9,713)
107,407
Less current maturities	(104,315)
$ 3,092

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 7.       LONG-TERM DEBT

	December 31,
Long-term debt consisted of the following:	2003	2002

Promissory Note payable to a venture capital group; unsecured, with interest payable quarterly at a rate of 12%.  Principal due May 24, 2004.  The note has 500,000 attached warrants to purchase common stock of the Company at $0.68.   Approximately $254,000 of the funds received was assigned to the warrants and this amount is being amortized and charged to interest expense over two years under the interest method.  After the effect of the value assigned to the warrants, the effective rate on the note was approximately 29%.  In March 2004, the Company renegotiated an extension, with payments due over twenty-four months.

	$ 1,182,909	$ 1,049,037

Convertible debentures payable to a venture capital group; unsecured, with interest payable quarterly at a rate of 6%, increasing to 13% on default.  Principal due May 24, 2004.  The debenture has 150,000 attached warrants to purchase common stock of the Company at $0.68.   The holder, at its discretion, may convert into shares of common stock of the Company at 75% of market value at the date of conversion.  Approximately $60,000 of the funds received was assigned to the warrants and this amount, along with a $79,000 discount, is being amortized and charged to interest expense over two years under the interest method.  After the effect of the value assigned to the warrants, the effective rate on the note is 11%.  During 2003, $865,000 of the note balance was converted into common stock of the Company.  In January 2004, the balance of the note was converted into common stock.

	679,906	1,477,686

Promissory note payable to an investment limited partnership; secured by common stock of the Company, with interest payable monthly at 24%. This note was repaid in full March 2004.	620,000	500,000

Convertible debentures payable to a shareholder; unsecured, with interest payable quarterly at a rate of 6%. The holder, at its discretion, may convert amount outstanding into shares of common stock of the Company at a price of $0.43. Principal plus accrued interest due August 16, 2004. In March 2004, this note was converted into common stock of the Company.	168,000	168,000

Promissory note payable to a shareholder; unsecured, with interest payable quarterly at a rate of 12%. Principal plus accrued interest due August 16, 2004. In March 2004, this note was converted into common stock of the Company.	132,000	132,000

Promissory note payable to a shareholder of the Company, interest at 8% due and payable on March 30, 2004, or as otherwise agreed to by the parties. The payee at his discretion may convert amount outstanding on the note into shares of the common stock of the Company at $2.50 per share. The note has 16,667 attached warrants at prices ranging from $2.50 to $4.00, also expiring March 30, 2004.	67,000	67,000

Note payable to HMO; interest at 5%, increased to 14% if note defaults; payable in 60 monthly installments of $7,489 commencing May 1, 1999; collateralized by accounts receivable and property and equipment.	26,354	108,257

Convertible notes payable to an offshore fund; secured by certain assets of the Company, with interest payable quarterly at a rate of 23.75%. Interest and principal payable in monthly installments. The holder, at its discretion, may convert amount outstanding into shares of common stock of the Company at a price of $0.43. During 2003, this note was repaid in full with approximately $218,000 of the note having been converted into common stock of the Company.	--	1,081,430

Convertible notes payable to investor groups; payable on demand, with interest payable at 24%. Secured by certificates of deposit used as collateral for a letter of credit in favor of the HMO. These notes were repaid in full in 2003.	--	182,466

Amount payable to a pharmaceutical vendor; secured by pharmacy inventory, payable in three equal monthly installments with the last payment due March 2003, with interest at 0%. This note was repaid in full in 2003.	--	300,000

Notes payable to individuals with interest prepaid in the form of one share of the Company’s common stock for each dollar loaned, plus 18% additional interest upon default; principal payable in 6 equal installments. The holders of these notes have the right to convert the outstanding obligation to common stock at $1 per share at any time. This note was repaid in full in 2003.	--	202,991
METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note payable to venture capital group with interest at prime plus 5% (9.25% at December 31, 2002). Collateralized by certain accounts receivable and property and equipment. Repaid in full February 2003.	--	71,685

Note payable. Repaid in full in 2003.	--	14,182
	2,876,169	5,354,734
Less current maturities, excluding amounts refinanced or expected to be refinanced with long-term debt or equity after December 31, 2003	975,169	2,234,521
Long-term debt and amounts refinanced with long-term debt or equity after December 31, 2003	$ 1,901,000	$ 3,120,213

Aggregate maturities of long-term debt for years subsequent to December 31, 2003, are as follows:

2004

$         975,169

Debt settled for stock in 2004

        1,015,000

2005

           600,000

2006

           286,000

$      2,876,169

NOTE 8.

    RELATED PARTY TRANSACTIONS

Due from Related Parties

At December 31, 2002 amounts owed to the Company by officers totaled $121,666.  There were no amounts due to the Company by officers at December 31, 2003.

During the year ended December 31, 2003, the Company paid $393,000 to a company owned by a shareholder and director for services rendered as a physician in the Company’s provider network.

NOTE 9.       INCOME TAXES

The components of income taxes were as follows:

	December 31,
	2003	2002	2001
Provision (Benefit) for Income Taxes
Current
Federal	$ --	$ --	$ 64,000
State	--	--	--
Deferred
Federal	1,236,000	(5,777,000)	389,000
State	213,000	(612,000)	66,000
Change in Valuation Allowance	(1,449,000)	6,389,000	(455,000)
Income Tax Expense	$ --	$ --	$ 64,000

The effective tax rate for the year ended December 31, 2003, differed from the federal statutory rate due principally to a decrease in the deferred tax asset valuation allowance of $1,449,000 offset by state income tax of $159,000.

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

The Company has net operating loss carryforwards of approximately $28,129,000, expiring in various years through 2022.

The approximate deferred tax assets and liabilities were as follows:

DEFERRED TAX ASSETS:
	As of December 31,
	2003	2002

Allowances for doubtful accounts	$ 956,000	$ 1,868,000
Net operating loss carryforward	10,585,000	11,445,000
Amortization	162,000	--
Depreciation	2,000	--
Total deferred tax assets	11,705,000	13,313,000

DEFERRED TAX LIABILITIES:
	As of December 31,
	2003	2002

Cash basis subsidiaries	--	15,000
Amortization	--	90,000
Depreciation	--	54,000
Total deferred tax liabilities	--	159,000
Net deferred tax asset	11,705,000	13,154,000
Less valuation allowance	(11,705,000)	(13,154,000)
	$ -	$ -

NOTE 10.      STOCKHOLDERS' EQUITY

As of December 31, 2003, the Company has designated 10,000,000 preferred shares as Series A preferred stock, par value $.001, of which 5,000 were issued and outstanding. Each share of Series A preferred stock has a stated value of $100 and pays dividends equal to 10% of the stated value per annum. At December 31, 2003 and 2002, the aggregate and per share amounts of cumulative dividend arrearages were approximately $316,667 ($63 per share) and $266,667 ($53 per share), respectively. Each share of Series A preferred stock is convertible into shares of common stock at the option of the holder at the lesser of 85% of the average closing bid price of the common stock for the ten trading days immediately preceding the conversion or $6.00. The Company has the right to deny conversion of the Series A preferred stock, at which time the holder shall be entitled to receive and the Company shall pay additional cumulative dividends at 5% per annum, together with the initial dividend rate to equal 15% per annum. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series A preferred stock shall be entitled to receive a liquidating distribution before any distribution may be made to holders of common stock of the Company.

The Company has also designated 7,000 shares of preferred stock as Series B preferred stock, with a stated value of $1,000 per share. At December 31, 2003 and 2002, there were no shares of series B preferred stock issued and outstanding.

At December 31, 2003 and 2002, the Company had outstanding warrants to purchase 2,924,775 and 3,324,775 shares of common stock, respectively.  The warrants are exercisable upon issuance with expiration dates ranging from two to five years and exercise prices ranging from $0.32 to $4.00 in 2003 and $0.32 to $6.00 in 2002.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 11.       STOCK OPTIONS

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Accordingly, compensation expense has been recorded to the extent that the market value of the underlying stock exceeded the exercise price at the date of grant. For the years ended December 31, 2003, 2002 and 2001, compensation costs and professional services related to stock options amounted to approximately $-0-, $16,800 and $81,800, respectively.

Stock option activity for the three years ended December 31 was as follows:

Number of

Weighted Average

Options

Exercise Price

Balance, December 31, 2000

5,051,447

$

1.88

Granted during the year

1,474,000

$

1.48

Exercised and returned during the year

(514,000)

$

0.59

Forfeited during the year

(275,197)

$

4.26

Balance, December 31, 2001

5,736,250

$

1.81

Granted during the year

200,000

$

0.40

Exercised and returned during the year

(67)

$

1.00

Forfeited during the year

 (730,466)

$

2.11

Balance, December 31, 2002

5,205,717

$

1.46

Granted during the year

2,710,400

$

0.38

Exercised and returned during the year

(110,000)

$

   0.31

Forfeited during the year

 (477,650)

$

   3.67

Balance, December 31, 2003

7,328,467

$

0.94

Exercisable, December 31, 2001

3,939,974

$

1.85

Exercisable, December 31, 2002

4,381,946

$

1.46

Exercisable, December 31, 2003

6,840,134

$

0.97

The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding

Options Exercisable

Weighted Average

Weighted Average

Remaining

Remaining

Number of

Contractual Life

Number of

Contractual Life

Exercise Price

Options

(Years)

Options

(Years)

$0.250 - $1.000

6,137,867

3.42

5,649,534

3.23

$1.140 - $2.000

559,000

2.26

559,000

2.26

$2.020 - $3.000

302,000

2.48

302,000

2.48

$3.250 - $5.000

132,600

2.17

132,600

2.17

$5.500 - $8.000

197,000

2.72

197,000

2.72

7,328,467

6,840,134

The weighted average fair value per option as of grant date was $0.21 for stock options granted during the year ended December 31, 2003. The determination of the fair value of all stock options granted during the year ended December 31, 2003 was based on (i) risk-free interest rate of 2.28%, (ii) expected option lives of three years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company's common stock of 100%, and (iv) no expected dividends on the underlying stock.

The weighted average fair value per option as of grant date was $0.58 for stock options granted during the year ended December 31, 2002. The determination of the fair value of all stock options granted during the year ended December 31, 2002 was based on (i) risk-free interest rate of 5.01%, (ii) expected option lives ranging from 1 to 4 years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company's common stock of 100%, and (iv) no expected dividends on the underlying stock.

The weighted average fair value per option as of grant date was $0.21 for stock options granted during the year ended December 31, 2001. The determination of the fair value of all stock options granted during the year ended December 31, 2001

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

was based on (i) risk-free interest rate of 5.3%, (ii) expected option lives ranging from 1 to 7 years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company's common stock of 100%, and (iv) no expected dividends on the underlying stock.

NOTE 12.

COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office and medical facilities under various non-cancelable operating leases.  Approximate future minimum payments under these leases for the years subsequent to December 31, 2003 are as follows:

	Annual	Sublease	Net Minimum
	Amount	Amount	Payment
2004	$ 868,000	$ 239,000	$ 629,000
2005	860,000	247,000	613,000
2006	699,000	195,000	504,000
2007	504,000	197,000	307,000
2008	242,000	129,000	113,000
Thereafter	592,000	534,000	58,000
Total	$ 3,765,000	$ 1,541,000	$ 2,224,000

In connection with the sale of the pharmacy division, the Company has subleased pharmacy facilities to the buyer.  In the event of the buyers default, the Company potentially could be responsible to fulfill these lease commitments.

Employment Contracts

The Company has employment contracts with certain executives, physicians and other clinical and administrative employees. Future annual minimum payments under these employment agreements for the years subsequent to December 31, 2003 are as follows:

2004	$ 1,447,000
2005	610,000
2006	240,000
$ 2,297,000

Litigation

In July 2003 a pharmacy services company (the “Plaintiff”) filed a complaint against the Company and its pharmacy division, Metcare Rx, seeking amounts and damages of up to $2.5 million related to the acquisition of the Maryland pharmacy operation in October 2001.  On November 6, 2003 the parties reached a settlement on this complaint in the amount of $500,000, of which the Company had previously accrued $487,000.  Pursuant to the settlement, the Company paid $285,000 in 2003, with the balance plus accrued interest at 10% payable in monthly installments of $35,000 until paid in full.  This amount is included in accounts payable at December 31, 2003.

The Company is a party to certain other claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a material adverse effect on the financial position or the results of operations of the Company.

Investigation

In June 2003, the Company was informed that the U.S. Attorneys' Office in Wilmington, Delaware was conducting an investigation of the Company.   The Company fully cooperated with the U.S. Attorneys' Office and on February 9, 2004 the investigation was terminated.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Payroll Taxes Payable

In 2000, the Company negotiated an installment plan with the Internal Revenue Service (IRS) related to unpaid payroll tax liabilities, including accrued interest and penalties.  Under the plan the Company was required to make monthly installments of $100,000 on the amount in arrears. The agreement expired and the full amount was deemed due upon demand.

In February 2004 the Company was successful in negotiating a settlement with the IRS on its outstanding payroll tax liabilities for an amount totaling approximately $3.3 to $3.4 million.  To date, $3.2 million of this settlement has been paid with the balance to be paid once the IRS has determined the final settlement amount.

NOTE 13.

SEGMENTS

The Company operated in two segments during 2003 for purposes of presenting financial information and evaluating performance, PSN (managed care and direct medical services) and pharmacy.  During 2002 and 2001, the Company also operated a third segment, a clinical laboratory.

YEAR ENDED DECEMBER 31, 2003	PSN	Pharmacy	Laboratory	Total
Revenues from external customers	$ 143,874,000	$ -	$ -	$ 143,874,000
Intersegment revenues from discontinued business segments	-	1,216,000	-	1,216,000
Interest expense and penalties	107,000	174,000	-	281,000
Depreciation and amortization	149,000	85,000	-	234,000
Revenues from discontinued business segments	-	12,906,000	-	12,906,000
Segment gain (loss) before allocated overhead	11,522,000	(1,488,000)	-	10,034,000
Allocated corporate overhead	3,686,000	1,946,000	-	5,632,000
Segment assets	8,214,000	83,000	-	8,297,000
Segment gain (loss) after allocated overhead	7,836,000	(3,434,000)	-	4,402,000

Included in allocated corporate overhead in 2003 was interest revenue of $27,000, interest expense of #1,216,000 and depreciation and amortization of $506,000.  In addition, corporate assets were $927,000.

YEAR ENDED DECEMBER 31, 2002	PSN	Pharmacy	Laboratory	Total
Revenues from external customers	140,064,000	-	-	140,064,000
Intersegment revenues from discontinued business segments	-	1,174,000	-	1,174,000
Interest expense and penalties	16,000	24,000	-	40,000
Depreciation and amortization	397,000	95,000	10,000	502,000
Revenue from discontinued business segments	-	12,875,000	886,000	13,761,000
Segment gain (loss) before allocated overhead	(4,996,000)	(1,767,000)	(1,448,000)	(8,211,000)
Allocated corporate overhead	5,446,000	2,970,000	454,000	8,870,000
Segment assets	5,662,000	3,419,000	-	9,081,000
Segment gain (loss) after allocated overhead	(10,442,000)	(4,737,000)	(1,902,000)	(17,081,000)

Included in allocated corporate overhead in 2002 was interest revenue of $23,000, interest expense of $2,405,000 and depreciation and amortization of $549,000.  In addition, corporate assets were $1,078,000.

YEAR ENDED DECEMBER 31,2001	PSN	Pharmacy	Laboratory	Total
Revenues from external customers	128,186,000	-	-	128,186,000
Intersgement revenues	-	296,000	-	296,000
Interest and penalties	-	42	-	42
Depreciation and amortization	355,000	15,000	10,000	380,000
Revenues from discontinued business segments	-	2,781,000	563,000	3,344,000
Segment gain (loss) before allocated overhead	6,142,000	(744,000)	(559,000)	4,839,000
Allocated corporate overhead	3,911,000	860,000	437,000	5,208,000
Segment assets	12,292,000	2,388,000	1,544,000	16,224,000
Segment gain (loss) after allocated overhead	2,231,000	(1,604,000)	(996,000)	(369,000)

Included in allocated corporate overhead in 2003 was interest revenue of $12,000, interest expense of $649,000 and depreciation and amortization of $491,,000.  In addition, corporate assets were $911,000.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 14.

SUBSEQUENT EVENTS

In January 2004, $715,000 of long-term debt was paid in full through the issuance of 1.3 million shares of common stock, as provided for in the terms of the Convertible Notes with the investors.  In addition, with payments of $170,000 in January 2004 and $450,000 in March 2004, the remaining balance of $620,000 on a second Note was repaid.

In June 2003, the Company was informed that the U.S. Attorneys' Office in Wilmington, Delaware was conducting an investigation of the Company.   The Company fully cooperated with the U.S. Attorneys' Office and on February 9, 2004 the investigation was terminated.

In February 2004 the Company was successful in negotiating a settlement with the IRS on its outstanding payroll tax liabilities for an amount totaling approximately $3.3 to $3.4 million.  To date, $3.2 million of this settlement has been paid with the balance to be paid once the IRS has determined the final settlement amount.

In conjunction with its IRS settlement, in February 2004 the Company issued approximately 5.0 million shares of common stock in connection with a private placement, resulting in proceeds of $3.0 million that was used to settle the IRS obligations.

In March 2004, two Notes due August 2004 totaling $300,000 were repaid through the issuance of approximately 611,000 shares of common stock.  Additionally, the Company finalized an extension, for payment over twenty-four months, of approximately $1.2 million in debt due May 2004.  100,000 shares of Company stock were issued in conjunction with the debt.

NOTE 15.

VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company's Valuation and Qualifying Accounts consists of the following:

	Year Ended December 31,
	2003	2002	2001
Allowance for doubtful accounts-continuing operations
Balance at beginning of period	$ 4,648,000	$ 4,734,000	$ 5,065,000
Charged to costs and expenses	100,000	770,000	1,063,000
Deductions	(2,209,000)	(856,000)	(1,394,000)
Balance at end of period	$ 2,539,000	$ 4,648,000	$ 4,734,000

Allowance for doubtful accounts-discontinued operations:
Balance at beginning of period	$ 314,756	$ 13,925	$ --
Charged to costs and expenses	786,576	300,831	208,490
Deductions	(1,101,332)	--	(194,565)
Balance at end of period	$ --	$ 314,756	$ 13,925

Deferred tax asset valuation allowance:
Balance at beginning of period	$ 13,154,000	$ 6,765,000	$ 7,221,000
Additions	--	6,389,000	--
Deductions	(1,449,000)	--	(456,000)
Balance at end of period	$ 11,705,000	$ 13,154,000	$ 6,765,000

 (a)(2) Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is provided in the consolidated financial statements, including the notes thereto, as part of this Form 10-K.

(a) (3) Exhibits

Exhibits marked with footnote four are filed herewith. The remainders of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. Each management contract or compensation plan or arrangement filed as an exhibit hereto is identified by a dagger (+).

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

10.25

Employment Agreement between Metropolitan Health Networks and Debra Finnel, dated January 7,2000. (3)

21

Subsidiaries of the Company.  (4)

99

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

99.17

Code of Ethics. (4)

99.18

Employment Contract dated January 5, 2004 between Metropolitan Health Networks, Inc. and Michael M. Earley. (4)

(1)

Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (No. 333-5884-A)

(2)

Incorporated by reference to the Company's Current Report on Form 8-K dated August 6, 1997

(3)

Incorporated by reference to the Exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (No. 333-61566).

(4)

Attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd of March 2004.

METROPOLITAN HEALTH NETWORKS, INC.

By: /s/ MICHAEL M. EARLEY

Michael M. Earley, President and

Chief Executive Officer

Pursuant to the requirements of the Securities Act, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature

Title

Date

/s/ MICHAEL M. EARLEY

President, Chief Executive Officer and Director

March 22, 2004

Michael M. Earley

/s/ DAVID S. GARTNER

Chief Financial Officer

March 22, 2004

David S. Gartner

/s/ DEBRA FINNEL

Chief Operating Officer and Director

March 22, 2004

Debra Finnel

/s/ KARL SACHS

Director

March 22, 2004

Karl Sachs

/s/ MARTIN HARRISON

Director

March 22, 2004

Martin Harrison

/s/ SALOMON MELGEN

Director

March 22, 2004

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

Date:  March 22, 2004

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

Date:  March 22, 2004

 /s/ David S. Gartner

David S. Gartner

Chief Financial Officer