Form 10-Q
period 2004-03-31
METROPOLITAN HEALTH NETWORKS INC
filed 2004-05-10
CIK 1009379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number 0-28456

METROPOLITAN HEALTH NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Florida

65-0635748

(State or other jurisdiction of

(I.R.S. Employer

Incorporation or organization)

Identification No.)

250 Australian Avenue, Suite 400, West Palm Beach, Fl.

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

Class

Outstanding as of March 31, 2004

Common Stock par value $.001

45,692,748

#

Metropolitan Health Networks, Inc.

Index

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets
	as of March 31, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of
	Operations for the Three Months
	Ended March 31, 2004 and 2003	4

	Condensed Consolidated Statements of
	Cash Flows for the Three Months Ended
	March 31, 2004 and 2003	5

	Notes to Condensed Consolidated
	Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of
	Operations	12-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

	Summary of Legal Proceedings	18

	Changes in Securities and Use of Proceeds	18

	Default Upon Senior Securities	18

	Submission of Matters to a Vote of Security
	Holders	18

	Other Information	18

SIGNATURES		19
CERTIFICATIONS		20-23

#

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and equivalents	$ 1,366,647	$ 2,176,204
Accounts receivable, net of allowance	2,121,067	2,138,690
Inventory	256,002	304,248
Other current assets	810,263	833,112
TOTAL CURRENT ASSETS	4,553,979	5,452,254
CERTIFICATES OF DEPOSIT - restricted	1,000,000	1,000,000
PROPERTY AND EQUIPMENT, net	625,039	659,682
GOODWILL, net	1,992,133	1,992,133
OTHER ASSETS	102,699	119,660
TOTAL ASSETS	$ 8,273,850	$ 9,223,729

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY IN ASSETS)
CURRENT LIABILITIES
Advances from HMO	$ -	$ 164,536
Accounts payable	990,677	1,756,347
Accrued expenses	752,686	1,413,195
Current maturities of capital lease obligations	69,419	104,315
Current maturities of long-term debt	416,547	975,169
Payroll taxes payable	234,199	3,408,736
TOTAL CURRENT LIABILITIES	2,463,528	7,822,298

CAPITAL LEASE OBLIGATIONS	-	3,092
LONG-TERM DEBT	802,436	1,901,000
TOTAL LIABILITIES	3,265,964	9,726,390

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY/(DEFICIENCY IN ASSETS)
Preferred stock, par value $.001 per share; stated value $100 per share;
10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
45,692,748 and 38,527,699 issued and outstanding, respectively	45,693	38,527
Additional paid-in capital	35,419,206	31,343,887
Accumulated deficit	(30,793,524)	(32,238,333)
Common stock issued for services to be rendered	(163,489)	(146,742)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIENCY IN ASSETS)	5,007,886	(502,661)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY IN ASSETS)	$ 8,273,850	$ 9,223,729

See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)

REVENUES	$ 38,543,196	$ 36,876,548

EXPENSES
Direct medical costs	33,237,803	31,841,794
Payroll, payroll taxes and benefits	1,938,774	1,899,372
Medical supplies	511,379	428,586
Depreciation and amortization	122,523	167,481
Rent and leases	275,909	231,981
Consulting expense	142,191	407,275
General and administrative	702,257	569,011
TOTAL EXPENSES	36,930,836	35,545,500

INCOME BEFORE OTHER INCOME (EXPENSE)	1,612,360	1,331,048
OTHER INCOME (EXPENSE):
Interest and penalty expense	(154,522)	(386,370)
Other income	32,929	20,014
TOTAL OTHER INCOME (EXPENSE)	(121,593)	(366,356)
INCOME FROM CONTINUING OPERATIONS	1,490,767	964,692
DISCONTINUED OPERATIONS:
Loss from operations of discontinued business segments	(45,958)	(248,995)
NET INCOME	$ 1,444,809	$ 715,697

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	41,722,527	32,273,745
INCOME FROM CONTINUING OPERATIONS:
Basic	$ 0.03	$ 0.03
Diluted	$ 0.03	$ 0.03
LOSS FROM DISCONTINUED OPERATIONS:
Basic	$ -	$ (0.01)
Diluted	$ -	$ (0.01)
NET EARNINGS PER SHARE:
Basic	$ 0.03	$ 0.02
Diluted	$ 0.03	$ 0.02

See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,444,809	$ 715,697
Adjustments to reconcile net income to net cash
(used in)/provided by operating activities:
Depreciation and amortization	147,156	167,481
Amortization of discount on notes payable	66,949	46,541
Stock issued for interest and late fees	578	80,000
Stock issued for compensation and services	36,000	41,500
Amortization of securities issued for professional services	-	64,352
Changes in assets and liabilities:
Accounts receivable, net	17,623	99,417
Inventory	48,246	28,377
Other current assets	22,849	(183,527)
Net change in operating assets held for sale	-	(318,795)
Other assets	(15,000)	(22,739)
Accounts payable and accrued expenses	(1,426,179)	232,605
Payroll taxes payable	(3,174,537)	216,072
Total adjustments	(4,276,315)	451,284
Net cash (used in)/provided by operating activities	(2,831,506)	1,166,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of restricted certificates of deposit	-	(50,000)
Capital expenditures	(36,632)	(73,122)
Net cash (used in) investing activities	(36,632)	(123,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	-	501,199
Repayments on notes payable	(709,135)	(661,648)
Repayments on capital lease obligations	(37,988)	(53,865)
Net proceeds from issuance of common stock	2,970,240	-
Repayments to HMO	(164,536)	(789,708)
Net cash provided by/(used in) financing activities	2,058,581	(1,004,022)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(809,557)	39,837
CASH AND EQUIVALENTS - BEGINNING	2,176,204	399,614
CASH AND EQUIVALENTS - ENDING	$ 1,366,647	$ 439,451

See accompanying notes - unaudited

#

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The audited financial statements at December 31, 2003, which are included in the Company’s Form 10-K, should be read in conjunction with these condensed consolidated financial statements.

Unless otherwise indicated or the context requires, all references in this Form 10-Q to the “Company” refers to Metropolitan Health Networks, Inc. and our consolidated subsidiaries.

SEGMENT REPORTING

The Company applies Financial Accounting Standards Boards (“FASB”) statement No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The Company has considered its operations and has determined that in 2003 it operated in two segments, PSN (managed care and direct medical services) and pharmacy, and in 2004 operates only the PSN segment for purposes of presenting financial information and evaluating performance, as the pharmacy operations were sold in November 2003.

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

The effective tax rate for the three months ended March 31, 2004 differed from the federal statutory rate due principally to a decrease in the deferred tax asset valuation allowance.

REVENUES

Revenues are recorded when services are rendered. Revenues from one health maintenance organization (HMO) accounted for approximately 99% of the Company’s total revenues for the quarters ended March 31, 2004 and 2003.

Contracts with the HMO in the South Florida and Daytona markets renew automatically unless cancelled by either party with 180-day notice.  These contracts expired December 31, 2003, however the contracts were renewed for one year effective January 1, 2004.  The Company expects the contracts to continue for the foreseeable future.

RECLASSIFICATION

Certain amounts reported in the comparative financial statements have been reclassified to conform to the presentation for the period ended March 31, 2004.

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

ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004	December 31, 2003
HMO accounts receivable, net	$ 1,859,000	$ 1,780,000
Non-HMO accounts receivable, net	262,000	359,000
Accounts receivable	$ 2,121,000	$ 2,139,000

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

From time to time the Company is charged for certain medical expenses which, under its contracts with the HMO, the Company believes it is not liable. In connection therewith, the Company was contesting certain costs aggregating approximately $4.2 million at March 31, 2004. Management’s estimate of recovery on these contestations is determined based upon its judgment and its consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors. Accordingly, accounts receivable due from the HMO include approximately $835,000, which represents estimated recovery of contestations outstanding at March 31, 2004. It is possible the Company’s estimate of these recoveries could change in the near term, and those changes may be material.

Non-HMO accounts receivable, aggregating approximately $2.9 million at March 31, 2004 relate principally to medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible (approximately $2.6 million). Management’s estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors, however it is possible the Company’s estimate of uncollectible amounts could change in the near term, and those changes may be material.   Non-HMO accounts receivable included approximately $2.0 million from operations discontinued in prior years, which, although the Company continues to pursue collection, is fully reserved.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Non-HMO accounts receivable are typically uncollateralized customer obligations due under normal trade terms requiring payment within 30-90 days from the invoice date.  The Company does not charge late fees or penalties on delinquent invoices, however it continually evaluates the need for a valuation allowance.  The allowance reflects management’s best estimate of the amounts that will not be collected.  Management reviews all non-current accounts receivable balances on an ongoing basis and, based on its assessment of current creditworthiness, estimates the portion, if any, that will not be collected.  It is possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

NET INCOME PER SHARE

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants, convertible debt and preferred stock to purchase or convert into shares of common stock.

	For the three months ended March 31,
	2004	2003
Net Income from continuing operations	$ 1,490,767	$ 964,692
Less: Preferred stock dividend	(12,500)	(12,500)
	1,478,267	952,192
Loss from discontinued operations	(45,958)	(248,995)
Income available to common shareholders	$ 1,432,309	$ 703,197
Denominator:
Weighted average common shares outstanding	41,722,527	32,273,745
Basic earnings per common share	$ 0.03	$ 0.02

Net Income	$ 1,444,809	$ 715,697
Interest on convertible securities	2,427	103,920
	$ 1,447,236	$ 819,617
Denominator:
Weighted average common shares outstanding	41,722,527	32,273,745
Common share equivalents of outstanding stock:
Convertible preferred	1,341,730	4,437,567
Convertible debt	366,323	6,765,116
Options	2,008,794	--
Warrants	283,840	--
Weighted average common shares outstanding	45,273,214	43,476,428
Diluted earnings per common share	$ 0.03	$ 0.02

STOCK COMPENSATION

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

Accordingly, compensation expense for options granted to employees is recorded to the extent the market value of the underlying stock exceeds the exercise price at the date of grant. For the three months ended March 31, 2004 and 2003 no compensation was recorded.  If compensation cost had been determined based on the fair value at the grant date for awards in the three months ended March 31, 2004 and 2003, consistent with the provisions of SFAS 123, the Company's net income and income per share would have been reduced to the pro-forma amounts indicated below:

	For the three months ended March 31,
	2004	2003
Net Income	$ 1,444,809	$ 715,697
Less: Total stock-based employee compensation
expense determined using the fair value
method, net of related tax	17,102	24,149
Adjusted net income	1,427,707	691,548

Earnings per share:
Basic, as reported	$ 0.03	$ 0.02
Basic, pro forma	$ 0.03	$ 0.02
Diluted, as reported	$ 0.03	$ 0.02
Diluted, pro forma	$ 0.03	$ 0.02

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

NOTE 2.  DEBT

During the first quarter of 2004, the Company repaid $709,000 of long-term debt that was due during the quarter and restructured a $1.2 million note due May 2004.  The new terms provide for payment over twenty-four months beginning in June 2004, with interest at 12%.  100,000 shares of common stock were issued in conjunction with the restructuring.

NOTE 3.  STOCKHOLDERS’ EQUITY

During the first three months of 2004, the Company issued 290,980 shares of common stock for the exercise of stock options, board compensation and loan fees.  In addition, the Company issued 1,869,070 shares of common stock for the conversion of $1,015,000 of long-term debt and 5,005,000 shares, at $0.60 per share, in a private placement related to its IRS settlement.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is a party to certain claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a material adverse effect on the financial position or the results of operations of the Company.

PAYROLL TAXES PAYABLE

In 2000, the Company negotiated an installment plan with the Internal Revenue Service (IRS) related to unpaid payroll tax liabilities, including accrued interest and penalties.  Under the plan the Company was required to make monthly installments of $100,000 on the amount in arrears. The agreement expired and the full amount was deemed due upon demand.

In February 2004, the Company was successful in negotiating a settlement with the IRS on its outstanding payroll tax liabilities for an amount totaling approximately $3.3 to $3.4 million.  To date, $3.2 million of this settlement has been paid with the balance to be paid once the IRS has determined the final settlement amount.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5.  BUSINESS SEGMENT INFORMATION

The Company operates in one segment during 2004 for purposes of presenting financial information and evaluating performance, the PSN (managed care and direct medical services) division.  During 2003, the Company also operated a second segment, a pharmacy.   The Company allocated corporate overhead to the pharmacy during the period it was operational.  However, the overhead allocation is not included in the loss from operations of the discontinued business segments shown in the condensed consolidated statements of operations.  The PSN segment also includes all costs related to the Company’s consideration and development of an HMO concept.

THREE MONTHS ENDED MARCH 31, 2004	PSN	Pharmacy	Total
Revenues from external customers	$ 38,543,000	$ -	$ 38,543,000
Segment gain (loss) before allocated overhead	2,647,000	(46,000)	2,601,000
Allocated corporate overhead	1,156,000	-	1,156,000
Segment gain (loss) after allocated overhead	1,491,000	(46,000)	1,445,000

THREE MONTHS ENDED MARCH 31, 2003	PSN	Pharmacy	Total
Revenues from external customers	$ 36,877,000	$ -	$ 36,877,000
Intersegment revenues from discontinued business segments	-	317,000	317,000
Revenues from discontinued business segments	-	3,906,000	3,906,000
Segment gain (loss) before allocated overhead	2,311,000	(249,000)	2,062,000
Allocated corporate overhead	825,000	487,000	1,312,000
Segment gain (loss) after allocated overhead	1,486,000	(770,000)	716,000

#

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Sections of this Quarterly Report contain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Report containing the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” “could,” “should,” “may,” and similar expressions may be deemed to create forward-looking statements. Accordingly, such statements, including without limitation, those relating to our future business, prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they may appear in this document or in other statements attributable to us, involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Specifically, this Quarterly Report contains forward-looking statements, including the following:

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

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	pricing pressures exerted on us by managed care organizations and the level of payments we receive under governmental programs or from other payers;

•	future legislation and changes in governmental regulations;

•	the impact of Medicare Risk Adjustments on payments we receive for our managed care operations;

•	loss of significant contracts;

•	general economic and business conditions;

•	changes in estimates and judgments associated with our critical accounting policies;

•	federal and state investigations;

•	the enactment of unfavorable legislation by the Congress of the United States;

•	our ability to successfully recruit and retain medical professionals; and

•	impairment charges that could be required in future periods.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003.

We disclaim any intent or obligation to update “forward looking statements”.

OVERVIEW

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to the "Company" refers to Metropolitan Health Networks, Inc. and our consolidated subsidiaries.

The Company was incorporated in the State of Florida in January 1996, and began operations as a physician practice group.  During the late 1990’s Metcare acquired a number of physician practices and ancillary service providers.  In late 1999, the group practice strategy was abandoned in connection with a change in the senior management team.

The first managed care risk contract was secured with Humana in 1999.  In 2000, an additional contract was secured to manage all of Humana’s Medicare Advantage lives in the Daytona, Florida area (Flagler and Volusia Counties).   The Daytona contract currently accounts for over 19,000 lives or 77% of the Company’s total Medicare Advantage lives.  The balance of the Company’s Humana lives reside in South Florida (Palm Beach, Broward and Miami-Dade Counties).

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

The Company recognizes non-Humana revenues, net of contractual allowances, as medical services are provided. These services are typically billed to patients, Medicare, Medicaid, health maintenance organizations, insurance companies and other third parties. The Company provides an allowance for uncollectible amounts and for contractual adjustments relating to the difference between standard charges and agreed upon rates paid by certain third party payers.

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

Accounts receivable from Humana represents the combined effect of the Company’s interpretation of the contract with Humana and its payment patterns.  Collection times on these accounts typically exceed normal collection periods reflecting the need to reconcile the different interpretations and the HMO’s cash management practices.

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

RESULTS OF OPERATIONS

The Company generated revenues of $38.5 million for the quarter ended March 31, 2004 compared to $36.9 million in the prior year quarter, an increase of $1.7 million (4.5%).  Net income for the 2004 quarter was $1.4 million, compared to net income of $716,000 for the quarter ended March 31, 2003, an improvement of $729,000 or 101.9%.  The 2003 quarter included approximately $249,000 in losses related to its discontinued pharmacy operations, compared to $46,000 in the current year quarter.  On a basic per share basis, net income was $0.03 for the quarter ended March 31, 2004, compared to per share net income of $0.02 in the prior year quarter.

The Company operated two business segments in 2003, managed care and direct medical services (PSN) and pharmacy.  The Company disposed of it pharmacy division in November 2003 and, accordingly, the operations of the pharmacy division are shown as losses from discontinued operations.  The remaining PSN segment, prior to allocation of corporate overhead, reported an increase in its income as a percentage of revenue, from 6.3% in the first quarter of 2003 to 6.9% in the current year period.

Quarter ended March 31, 2004

REVENUES

Revenues for the quarter ended March 31, 2004 increased $1.7 million (4.5%) over the prior year, from $36.9 million to $38.3 million.    PSN revenues from Humana increased 4.8%, from $36.5 million to $38.2 million.  Approximately $3.4 million in incremental revenues were generated by governmental funding increases ranging from an estimated 9.8% in Daytona and 15% in Palm Beach County.  These increases were partially offset by declines in the number of patients in our Daytona and South Florida networks, resulting in approximately $942,000 in reduced funding.  In addition, effective August 1, 2003 the Company cancelled its risk arrangement with one of its South Florida centers due to noncompliance with the Company’s policies and procedures, resulting in a funding decrease of $710,000.

Total Medicare Advantage lives declined approximately 1,600 members from March 31, 2003 to a membership of approximately 25,200 at March 31, 2004.  Approximately 500 of the decline resulted from the terminated Broward County center, with the other 1,100 attributable to attrition.  However, as a result of the increased funding provided by the Medicare Modernization Act, or MMA, which was signed into law in December 2003, the Company believes this trend will reverse and enrollment in its network will increase over the balance of 2004.  The funding increases are intended to both offset medical cost inflation and to allow enhanced plan benefit design to encourage increased participation in Medicare Advantage plans.

Non-Humana revenue for Metcare’s wholly owned physician practices in the first quarter of 2004 declined $97,000 over the same period in 2003, to a total of $308,000.  The Company operated six physician practices and an oncology center in both quarters.

EXPENSES

Operating expenses for the quarter ended March 31, 2004 increased $1.4 million (3.9%) over the prior year quarter, from $35.5 million to $36.9 million. Operating expenses other than direct medical costs and medical supplies, which correlate to revenue, decreased 2.9% over the prior year quarter.

Direct medical costs, the largest component of expense, represents costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee for service basis. Direct medical costs for the first quarter of 2004 were $33.2 million compared to $31.9 million for 2003, an increase of 4.4%.  The increase reflects the results of a flu season that was the severest in four years, resulting in increased hospital admissions and lengths of stay, combined with overall increases in health care costs over the past year.

Salaries and benefits for the quarter was virtually the same as the prior year’s total of $1.9 million.  An increase of approximately $102,000 resulted from the hire of an oncologist in late 2004, whereas in 2003 a consultant was utilized.  Additionally, savings of approximately $168,000 were realized through the closure of the Company’s hospitalist program in early 2003.  Salary increases combined with increased benefit costs accounted for the balance of the incremental expense.

Medical supplies were $511,000 for the 2004 quarter, compared to $429,000 in 2003.  Medical supply costs are incurred in all the Company’s medical offices, but most prominently in the Company’s Daytona oncology offices, accounting for 91.2% of the 2004 expense.  The 2004 quarter included $31,000 of incremental expense relating to the purchase of flu vaccine for its Daytona network.

Depreciation and amortization for the quarter ended March 31, 2004 totaled $123,000, a 26.8% decrease over the prior year total of $167,000, as many of the Company’s fixed assets are fully depreciated.

Rents and leases for the quarter ended March 31, 2004 increased $44,000 over the prior year quarter.  When the Company negotiated the lease for its new corporate office effective January 2003, it received certain rent concessions in the first quarter of 2003.

Consulting expense for the quarter decreased approximately $265,000 (65.1%), from $407,000 in 2003 to $142,000 in 2004.  Of the reduction, $103,000 resulted from the hiring of an oncologist, whereas in the prior year a consultant was utilized.  In addition, approximately $114,000 in savings was realized through a reduction in marketing and administrative consultants and the closure of the Company’s hospitalist program in early 2003.

General and administrative expenses for the 2004 quarter amounted to $702,000, an increase of $133,000 over the prior year quarter.  Legal and accounting expenses increased $168,000 primarily related to the Company's restructuring activities.  Insurance costs increased $87,000 reflective of increased insurance costs for policies renewed mid-2003.  Savings in other areas partially offset these increases.

Other income and expenses for the quarter included a decrease in interest expense of $232,000 from the prior year due to the decreased average amount of debt and IRS obligations carried by the Company in the 2004 quarter as compared to the prior year.

Losses from the discontinued pharmacy operations for the quarter, was $46,000 in 2004 as compared to $249,000 in 2003.  The pharmacy operations were sold in November 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter, the Company reduced its current liabilities from $7.8 million to $2.5 million and its total liabilities from $9.7 million to $3.3 million.  Most significantly, the Company settled its longstanding payroll tax obligation. The Company’s net worth totaled $5.0 million at March 31, 2004 compared to a deficit of $503,000 a year earlier.  Additionally, working capital improved from a deficit of $2.4 million at year-end 2003 to a surplus of $2.1 million at March 31, 2004.

Also during the quarter, the Company issued 290,980 shares of common stock for the exercise of stock options, board compensation and loan fees.  In addition, the Company issued 1,869,070 shares of common stock for the conversion of  $1,015,000 of long-term debt and 5,005,000 shares in a private placement related to its IRS settlement, as discussed below.  The shares were sold at $0.60 per share and these issuances were completed pursuant to exception from registration under the Securities Act of 1933.

In addition, the Company repaid $709,000 of long-term debt that was due in the quarter and finalized an extension, for payment over twenty-four months, of approximately $1.2 million in additional debt due May 2004.

In 2000, the Company negotiated an installment plan with the Internal Revenue Service (IRS) related to unpaid payroll tax liabilities, including accrued interest and penalties.  Under the plan the Company was required to make monthly installments of $100,000 on the amount in arrears. The agreement expired and the full amount was deemed due upon demand.

In February 2004, the Company was successful in negotiating a settlement with the IRS on its outstanding payroll tax liabilities for an amount totaling approximately $3.3 to $3.4 million.  To date, $3.2 million of this settlement has been paid with the balance to be paid once the IRS has determined the final settlement amount.

#

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Intangible Asset Risk

We have a substantial amount of intangible assets.  Although at March 31, 2004, we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

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

Date:  May 10, 2004

/s/ Michael M. Earley

Michael M. Earley

President and

Chief Executive Officer

Date:  May 10, 2004

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

Date:  May 10, 2004

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

Date:  May 10, 2004

  /s/ David S. Gartner

David S. Gartner

Chief Financial Officer

Exhibit 32.1

SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO\

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Metropolitan Health Networks, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael M. Earley, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 10, 2004

  /s/ Michael M. Earley_________________

Michael M. Earley

President and Chief Executive Officer

#

Exhibit 32.2

SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO\

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Metropolitan Health Networks, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David S. Gartner, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 10, 2004

  /s/ David S. Gartner

David S. Gartner

Chief Financial Officer

#