Form 10-K/A
period 2003-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 2004-07-28
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K/A
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Twelve Month Period Ended December 31, 2003

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-28456

Metropolitan Health Networks, Inc.

(Name of registrant as specified in its charter)

Florida	65-0635748
(State or other jurisdiction of Incorporation or	(I.R.S. Employer Identification No)
organization)

250 Australian Avenue South, Suite 400
West Palm Beach, Fl.	33401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (561) 805-8500

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of the Registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $29,281,051 (computed using the closing price of $0.76 per share of Common Stock on December 31, 2003 as reported by OTCBB, based on the assumption that directors and officers and more than 5% stockholders are affiliates).

There were 44,912,951 shares of the registrant’s Common Stock, par value $.001 per share, outstanding on February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GENERAL

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to the “Company” or “Metcare” refers to Metropolitan Health Networks, Inc. and our consolidated subsidiaries. We disclaim any intent or obligation to update “forward looking statements”.

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

The high cost of insurance could adversely effect our financial operation.

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

PART I

ITEM 1 DESCRIPTION OF BUSINESS

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

The Medicare Advantage business accounts for the majority of the Company’s revenues. In addition, Metcare cares for commercial insurance members and charges a fee for servicing patients in its wholly owned practices.

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

Industry

A report issued in early 2004 by CMS estimated that national healthcare spending in the United States was nearly $1.7 trillion, or $5,800 for every American, in 2003. The CMS report projected that healthcare spending, which today accounts for more than 15% of the national economy, would grow to $3.4 trillion by 2013, more than 18% of projected Gross Domestic Product. The principal drivers for this growth include continued cost-increasing medical innovation, rising price inflation, continued strong demand for prescription drugs and the aging baby-boomer demographic s . The CMS projections did not give effect to the December 2003 Medicare Modernization Act, other than to note that new legislation is not anticipated to have a large impact on overall spending but is expected to cause sizable shifts in payment sources.

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

Metcare serves over 25,000 patients enrolled by Humana, Inc. in South and Central Florida. Metcare’s Provider Service Network (“PSN”) operates predominantly as an “affiliated” model as contrasted with a “staff” model in which the physician practices are owned and operated by the risk provider. Under the Company’s model, the physicians maintain their independence but are aligned with a professional staff that assists in providing high quality, cost effective health care. Metcare’s PSN is comprised of 33 primary care physician practices, six of which the Company owns. The others are independent practices that are contracted with on a capitated-basis. Under these agreements, Metcare pays the physician a set amount per member, per month, to provide the necessary primary care services on a risk basis. The monthly amount is negotiated and is subject to change based on certain quality metrics under the Company’s Partners In Quality (“PIQ”) program. In addition to primary care physicians, the Company’s PSN contracts with specialists, ancillary service providers and hospitals. These providers deliver services to the Company’s patients based on certain fee schedules and care requirements. Metcare has capitated (fixed cost) certain high volume specialties, averaging the cost on a per member, per month basis; the others are paid on a contractual fee-for-service basis.

Metropolitan does not pay or process any of the payments to its PSN physicians or other providers. All claims processing is handled directly by Humana. The Company does review and approve claims in advance of payment (prospective payment review). Incorrect claims are identified and corrected prior to payment by the Company’s claims suspense staff . Paid claims are reviewed again and errors are handled and recovered by Metcare’s contestation staff. The Company regularly monitors and measures Humana’s claims escrow pools, or allocations for claims incurred but not yet reported (“IBNR”), for accuracy and underfunding.

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

Employees

As of December 31, 2003, the Company had approximately 100 full-time employees, of which 31 were employed at the Company’s executive offices. No employees of the Company are covered by a collective bargaining agreement or are represented by a labor union. The Company considers its employee relations to be good.

ITEM 2 DESCRIPTION OF PROPERTY

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

None of the Company’s properties are leased from affiliates.

ITEM 3 LEGAL PROCEEDINGS

The Company is a party to various claims arising in the ordinary course of business. There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company and its subsidiaries, to which the Company or any of its subsidiaries is a party or of which any property of the Company or its subsidiaries is the subject.

On May 28, 2003, the Company was informed that the U.S. Attorneys’ Office in Wilmington, Delaware was conducting an investigation of the Company. The Inquiry was not related to Metropolitan’s underlying healthcare or pharmacy business practices. The Company fully cooperated with the U.S. Attorneys’ Office and on February 9, 2004 the investigation was terminated.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the twelve months ended December 31, 2003.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is currently traded on the OTCBB under the symbol “MDPA”. The Company’s Warrants traded under the symbol “MDPAW” until March 15, 2001 when they expired. The following table sets forth the high and low closing bid prices for the common stock, as reported by OTCBB:

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

The Company has never declared nor paid any dividends on its common stock. The Company presently intends to invest its earnings, if any, in the development and growth of its operations and the reduction of debt.

Equity Compensation Plan

A table detailing the Company’s existing equity compensation plans as of December 31, 2003 is included in Item 12.

ITEM 6 SELECTED FINANCIAL DATA

     Set forth below is our selected historical consolidated financial data for the five fiscal years ended December 31, 2003. The selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statement of operations data and balance sheet data for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 are derived from our audited consolidated financial statements which have been audited by Kaufman, Rossin & Co., P.A., our independent auditors.

	For the fiscal year ended December 31, (1)(2)
	2003	2002	2001	2000	1999
Income:
Net revenues	$143,874,488	$140,063,566	$128,186,307	$119,047,520	$18,501,497
Income (Loss) from continuing operations	$5,861,303	$(13,865,800)	$997,990	$4,417,862	$(7,841,805)
Income (Loss) from continuing operations per share basic	$0.17	$(0.46)	$0.04	$0.26	$(1.09)
Cash dividend declared	—	—	—	—	—
Financial Position:
Total assets	$9,223,729	$10,158,911	$17,379,262	$11,159,834	$11,944,747
Long - term obligations, including current portion	$2,983,576	$5,603,370	$1,821,705	$1,664,961	$9,370,948

(1) The financial data for 2000 includes the operations of Metlabs, Inc. which was discontinued in 2002.

(2) The financial data for the years ended 2003, 2002, 2001 and 2000 are presented on a calendar year with the Company’s year-end being December 31. The financial data for the year ended 1999 is presented on a fiscal year with the Company’s year-end being June 30.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Balance Sheet

The Company does not have any Off-Balance Sheet Arrangements.

Tabular Disclosure of Contractual Obligations

		Payment Due by Period
Contractual		Less than	1-3	3-5	More than
Obligations	Total	1 Year	Years	Years	5 Years
Long Term Debt	$2,876,169	$1,990,169	$886,000	$—	$—
Capital Lease Obligations	107,408	104,316	3,092
Operating Lease Obligations	2,224,602	629,176	1,117,376	419,957	58,093
Employment Obligations	2,297,485	1,447,485	850,000
	$7,505,664	$4,171,146	$2,856,468	$419,957	$58,093

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

Non-Humana revenue for Metcare’s wholly owned physician practices in 2003 remained the same as the prior year, $1.6 million. The Company operated six physician practices and an oncology center in each of the years.

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

Generally accepted accounting principles (GAAP) require the Company to make certain revenue and cost estimates with regards to its contracts with the HMO. Programs with the HMO are complex and at times subject to various interpretations. These revenue and cost estimates may be settled for amounts different than previously estimated or the Company’s estimate could change by amounts that could be material to the financial statements. The nature of the relationship with the HMO is, and has been such, that certain estimates made by the Company are based upon verbal agreements with, or representations from the HMO regarding retroactive adjustments to amounts previously credited or charged to Metcare’s fund balance. These estimates are particularly likely to change as policy, and/or personnel, at Humana changes. In connection with a change in Humana’s management during 2002, deterioration in the relationship with Humana in the fourth quarter of 2002, and other factors, during 2002 Metcare recorded additional medical costs of approximately $6.6 million related to amounts that were included in accounts receivable at December 31, 2001. Conversely in 2001, upon favorable resolution of unsettled medical costs, Metcare recorded a reduction to medical costs of approximately $1.9 million.

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

Revenues

Revenues for the year ended December 31, 2002 increased $11.9 million, or 9.3%, over the prior year, from $128.2 million to $140.1 million. PSN revenues, the core of the Company’s business, increased 9.1%, from $126.9 million to $138.5 million, due primarily to funding increases from revisions to the Balanced Budget Act of approximately $7.5 million and approximately $4.0 million resulting from increased membership. In addition, revenues for 2002 included $635,000 of fee-for-service billings relating to the Company’s newly formed Daytona oncology practice. Offsetting these increases were decreases in revenue from the closure of certain medical practices in 2002 and the second half of 2001 of $388,000.

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

General and administrative expenses increased from $2.3 million in 2001 to $3.0 million in 2002, an increase of $770,000. Costs associated with the Company’s oncology and hospitalist programs and other PSN expansion accounted for $411,000 in incremental expense. Increases also were incurred in accounting and legal fees ($245,000) and insurance ($158,000). The prior year also included approximately $313,000 in accounts payable write-offs and settlements relating to discontinued operations. These increases were partially offset by the savings of $115,000 resulting from the closure of a medical practice in the second half of 2001 and a $196,000 decrease in billing and collection fees from 2001 to 2002 resulting from the renegotiation and eventual cancellation of the Company’s contract with an outside billing company in the second half of 2001.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at December 31, 2003 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Summary of Consolidated Quarterly Earnings (unaudited)

	For the Quarter Ended,
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Net revenues	$35,452,435	$35,680,129	$35,865,376	$36,876,548
Income (Loss) from continuing Operations	$1,555,763	$1,691,617	$1,649,329	$964,594
Net Income (Loss)	$1,565,390	$1,172,972	$947,694	$715,697
Net Income - per share - basic	$0.04	$0.03	$0.03	$0.02
Net Income - per share - diluted	$0.04	$0.03	$0.02	$0.02

	For the Quarter Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Net revenues	$34,838,083	$34,613,150	$36,191,511	$34,420,822
Income (Loss) from continuing Operations	$(12,668,802)	$(311,917)	$(1,746,023)	$860,924
Net Income (Loss)	$(13,449,681)	$(1,989,225)	$(2,091,568)	$449,587
Net Income (Loss) - per share - basic	$(0.43)	$(0.06)	$(0.07)	$0.02
Net Income (Loss) - per share - diluted	$(0.43)	$(0.06)	$(0.07)	$0.01

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. Controls and Procedures

Our management, which includes our CEO and our CFO, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal year covered by this report. Based upon that evaluation, our management has concluded that the design and operation of our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.

There have been no significant changes made in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

As of the date of this filing, the directors, control persons and executive officers of the Company are as follows:

Name	Age	Position
Michael M. Earley	49	Chief Executive Officer, President and Director
Debra A. Finnel	42	Vice President, Chief Operating Officer and Director
David S. Gartner, CPA	46	Chief Financial Officer
Roberto L. Palenzuela, Esq.	40	General Counsel and Secretary
Karl M. Sachs, CPA	68	Director
Martin W. Harrison, M.D.	51	Director
Salomon E. Melgen, M.D.	50	Director

MICHAEL M. EARLEY was appointed President and Chief Executive Officer on March 10, 2003 and previously served as a director of the Company from June 2000 to December 2002. Mr. Earley has been an advisor to public and privately owned companies, acting in a variety of management roles since 1997. From 1986 to 1997, he served in a number of senior management roles, including CEO and CFO of Intermark, Inc. and Triton Group Ltd., both publicly traded diversified holding companies. He was Chief Executive Office of Triton Group Management, a corporate consulting firm, from 1997 through December 1999. He was Chief Executive Officer of Collins Associates, an institutional money management firm, from January 2000 through December 2002. Mr. Earley was a self-employed corporate consultant from January 2002 through February 2003. Since August 2002, Mr. Earley has been serving as a director and member of the audit committee of MPower Communications, a publicly traded telecommunications company. Mr. Earley received undergraduate degrees in Accounting and Business Administration from the University of San Diego. From 1978 to 1983, he was an audit and tax staff member of Ernst & Whinney.

DEBRA A. FINNEL, Vice President and Chief Operating Officer has been employed by the Company since January 1999. She has served on the Board of Directors of the Company since 2002. She has twenty years of healthcare experience in the South Florida market, specializing in managed care and risk contracting, including five years as Regional Director with FamilyCare, Inc,. the largest affiliate of IMC, Florida’s first Medicare+Choice HMO. Prior to joining the Company, Ms. Finnel was President and Chief Operating Officer of Advanced HealthCare Consultants, Inc., which managed and owned physician practices in multiple states and provided turnaround consulting to managed care providers, MSOs, IPAs and hospitals. She also has extensive experience in provider contracting, claims administration and customer service. Ms.

Finnel has had an affiliated provider relationship with Humana Medical Plans since their inception in the Florida market in 1986 and has developed strong relationships with many senior healthcare executives throughout Florida, as well as state and federal government.

DAVID S. GARTNER, CPA joined the Company in November 1999 as its Chief Financial Officer. He has over twenty years experience in accounting and finance, including thirteen years of specialization in the healthcare industry. Previously, from July 1998 through November 1999, Mr. Gartner served as Chief Financial Officer of Medical Specialists of the Palm Beaches, Inc., a large Palm Beach County multi-practice, multi-specialty group of 40 physicians. Prior to Medical Specialists, he held the position of Chief Financial Officer at National Consulting Group, Inc., a treatment center licensed for 140 inpatient beds in New York and Florida, from 1991 to 1998. Mr. Gartner is a member of the American Institute of Certified Public Accountants and is a graduate of the University of Buffalo, where he received his BS in Accounting.

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

MARTIN W. HARRISON, M.D. was appointed as a Director of the Company in November 2000. He has served as an advisor to the Board for the past year and currently serves as a member of the Company’s Executive & Compensation Committee and Audit & Finance Committee. He has been practicing medicine in South Florida and specializes in preventive and occupational medicine. Dr. Harrison completed his undergraduate training at the University of Illinois and postgraduate and residency training at Johns Hopkins University, as well as his Masters in Public Health. Dr. Harrison has also been on the Faculty of both the University and Medical School. He is currently the owner of H30, Inc. a privately held Research & Biomedical Company.

SALOMON E. MELGEN, M.D. was appointed as a director of the Company in September 2002. He currently serves on the Company’s Executive & Compensation Committee and Audit & Finance Committee. He is a Board Certified Ophthalmologist and the founding Director of Vitreo-Retinal Consultants, specializing in diseases and surgery of the vitreous and retina. He has participated in the research and co-authorship of many published medical reports. Dr. Melgen was accepted as a Fellow of Vitreoretinal Diseases at Harvard Medical School, Massachusetts Eye and Ear Infirmary, Eye Research Institute and Retina Associates in Boston, Massachusetts. He is a Director of the American Board of Eye Surgery and is a clinical scientific associate at The Schepens Eye Research Institute, Harvard Medical School. Dr. Melgen has been awarded the highest honor from the government of the Dominican Republic for his charitable work.

KARL M. SACHS, CPA rejoined the Board of Directors in September 2002 after previously serving as a Director of the Company from March 1999 to December 2001. He currently serves on the Company’s Executive & Compensation Committee and Audit & Finance Committee. He is a founding partner of the Miami-based public accounting firm of Sachs & Focaracci, P.A. A certified public accountant for more than thirty years, Mr. Sachs is a member of the American Institute of Certified Public Accountants, Personal Financial Planning and Tax Sections; Florida Institute of Certified Public Accountants; and the National Association of Certified Valuation Analysts. The firm of Sachs & Focaracci, P.A. serves the financial and tax needs of its diverse clients in addition to providing litigation support services. Mr. Sachs is a qualified litigation expert for the U.S. Federal District Court, U.S. District Court, U.S. Bankruptcy Court and Circuit Courts of Dade and Broward Counties and has previously served as an auditor for the Internal Revenue Service. He is a graduate of the University of Miami where he received his BS in Business Administration.

Board of Directors

Each director is elected at the Company’s annual meeting of shareholders and holds office until the next annual meeting of stockholders, or until the successors are elected and qualified. At present, the Company’s bylaws provide for no less than one director and no greater than eleven directors. Currently, there are five directors in the Company. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. There are no family relations among any officers or directors of the Company, nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The officers of the Company devote full time to the business of the Company. In 2003, the Board of Directors held sixteen meetings and there were no votes by Unanimous Written Consent.

The Board has adopted a Code of Business Conduct and Ethics, a copy of which is attached as an exhibit.

Board Committees

The Company had two active committees in 2003, the Audit & Finance Committee and the Executive & Compensation Committee. All actions by these committees shall be subject to the specific Directions of the Board of Directors.

The Audit Committee consists of Mr. Sachs, Dr. Melgen and Dr. Harrison. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company’s independent auditors and reviews and evaluates the Company’s internal control functions. As an advisory function of the Audit Committee, members also participate in financings, review budgets prior to presentation to the Board of Directors and review budgets vs. actual reports. The board of directors has determined that Mr. Sachs is the audit committee “financial expert”, as such term is defined under federal securities law, and is independent as such term is defined by Rule 121A of the American Stock Exchange Company

Guide. Mr. Sachs is an expert by virtue of his extensive career in the financial and accounting business.

The Executive & Compensation Committee may exercise the power of the Board of Directors in the management of our business and affairs at any time when the Board of Directors is not in session. The Executive Committee shall, however, be subject to the specific directions of the Board of Directors. The committee also makes recommendations to the Board of Directors regarding the compensation for our executive officers and consultants. It is currently composed of Dr. Harrison, Mr. Sachs and Dr. Melgen. All actions of the Executive Committee require a unanimous vote.

Shareholder Nominations to the Board of Directors

Historically, the Company has not had a formal policy concerning shareholder recommendations of nominees to the Board of Directors. As of December 31, 2003, the Company has not received any recommendations from shareholders requesting that the Company consider a candidate for inclusion among the Company’s slate of nominees in the Company’s proxy statement. The absence of such a policy does not mean, however, that a recommendation would not have been considered had one been received. The Company will consider this matter fully during the upcoming year with a view to adopting and publishing a policy on shareholder recommendations for director nominees prior to the 2004 Annual Meeting of Shareholders.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten (10%) percent of the outstanding Common Stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than (10%) percent beneficial owners were complied with during the year ended December 31, 2003.

ITEM 11 EXECUTIVE COMPENSATION.

The following tables present information concerning the cash compensation and stock options provided to the Company’s Chief Executive Officer and also sets forth the aggregate compensation awarded to, earned by or paid to the other two most highly compensated officers serving as executive officers at the end of the 2003 fiscal year and the aggregate compensation awarded to, earned by or paid to an additional individual who would have been one of the Company’s four most highly compensated officers had he been serving as an executive officer at the end of the 2003 fiscal year (collectively, with the Chief Executive Officer, the “Named Executive Officers”). No executive officer of the Company or its subsidiaries, other than the

Named Executive Officers, earned compensation in excess of $100,000 during the fiscal year ended December 31, 2003.

SUMMARY COMPENSATION TABLE

					Securities
	Fiscal				Underlying	All Other
Name and Principal Position	Year	Salary	Bonus		Options	Compensation(5)
Michael M. Earley, (1)	2003	$117,821		(2)	350,000	$0
President & CEO
Fred Sternberg (3)	2003	$158,778	$0		300,000 (4)	$4,800
Former President, CEO and	2002	$309,736	$0		—	$9,600
Chairman	2001	$224,905	$0		—	$9,600
Debra A. Finnel	2003	$249,026	$100,000	(2)	350,000	$18,000
Vice President & COO	2002	$249,849	$0		—	$18,000
	2001	$227,884	$0		300,000	$18,000
David S. Gartner	2003	$143,767		(2)	180,000	$6,000
Secretary and CFO	2002	$120,000	$0		—	$6,000
	2001	$119,423	$0		—	$6,000

(1)	Mr. Earley became the Company’s President and Chief Executive Officer effective March 10, 2003. The salary figure above is based on an annualized salary of $130,000.

(2)	Each of Mr. Earley, Ms. Finnel and Mr. Gartner were awarded a bonus in the amount of $60,000 on March 19, 2004 for services provided during the 2003 fiscal year.

(3)	Mr. Sternberg resigned as President and Chief Executive Officer of the Company effective March 10, 2003, as Chairman of the Board effective October 29, 2003 and as a director effective December 19, 2003.

(4)	Paid pursuant to a termination agreement, dated October 24, 2003 between the Company and Mr. Sternberg. See the Section entitled “Employment Agreements” for more information regarding the termination agreement.

(5)	All amounts included in “All Other Compensation” relate to automobile allowances.

Options granted in the Year Ended December 31, 2003 to Executives*

					Potential Realizable Value
		Percent of			at Assumed Annual Rate of
	Number of	Total Options			Stock Price Appreciation
	Securities Underlying	Granted to Employees in	Exercise or Base Price	Expiration	For Option Term
Name	Options	Fiscal Year(1)	($/Share)	Date	5%	10%
Michael M. Earley	116,667	5.0%	$0.35	12/31/08	$72,331	$101,966
	116,667	5.0%	$0.35	12/31/09	$77,989	$116,245
	116,666	5.0%	$0.35	12/31/10	$83,929	$131,952
Fred Sternberg (2)	300,000	12.8%	$0.46	10/24/08	$183,415	$255,987
Debra A. Finnel	350,000	15.0%	$0.35	9/22/08	$212,561	$295,225
David S. Gartner	180,000	7.7%	$0.35	9/22/08	$109,317	$151,830

(1)	A total of 2,340,400 options were granted to employees of the Company in the fiscal year ended December 31, 2003. Included in this number are 700,000 options that were granted to two directors who are also employees of the Company.

(2)	Granted pursuant to a termination agreement, dated October 24, 2003 between the Company and Mr. Sternberg. See the Section entitled “Employment Agreements” for more information regarding the termination agreement.

Aggregated Options Exercises in Fiscal 2003 and Fiscal Year Ending Option Values

The following table sets forth certain information as to the number and value of all outstanding options exercised during fiscal year 2003 by the Named Executive Officers. No stock appreciation rights were granted or are outstanding.

			Number of
			Securities Underlying	Value of Unexercised
			Unexercised Options	In-the-Money Options
			at Fiscal Year-End	At Fiscal Year-End
	Shares Acquired	Value	(#) Exercisable/	($) Exercisable/
Name	on Exercise (#)	Realized ($)	Unexercisable	Unexercisable(1)
Michael M. Earley	0	$0	181,667/233,333	$66,233/$95,667
Fred Sternberg	0	$0	2,160,000/25,000	$329,600/$0
Debra A. Finnel	0	$0	700,000/100,000	$182,500/$0
David S. Gartner	0	$0	180,000/0	$73,800/$0

(1)	The closing sale price of the Common Stock on December 31, 2003 as reported by OTCBB was $0.76 per share. Value is calculated by multiplying (a) the difference between $0.76 and the option exercisable price by (b) the number of shares of Common Stock underlying.

Employment Agreements

FRED STERNBERG

In January 2000 the Company entered into an employment agreement, subsequently amended, with Fred Sternberg, the Company’s President, Chief Executive Officer and a director. The term of the agreement was for five years from the effective date. The annual salary under the Agreement was $150,000. Effective April 1, 2001 the salary was increased to $250,000 per year. Additionally, Mr. Sternberg was granted options to purchase 300,000 shares of Common Stock at $0.30 per share and options to purchase 360,000 shares of Common stock at $0.50 per share upon the signing of the Agreement. Additional longevity options were granted at the rate of 25,000 options per year of employment at a price of $1.00 per share. The Agreement also provided for an additional 700,000 options at $0.75 per share vesting on various dates over the life of the Contract.

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

Under the terms of the Agreement, the Company could terminate the employment of Mr. Sternberg either with or without cause. If the Company without good cause terminated the Agreement, the Company would be obligated to continue to pay Mr. Sternberg’s salary and any current and future bonuses that would have been earned under the agreement. Mr. Sternberg would also be entitled to all stock options earned or not yet earned through the full term of the Agreement.

Mr. Sternberg resigned as President and Chief Executive Officer effective March 10, 2003. The Company and Sternberg reached an agreement, dated October 24, 2003 with respect to the terms and conditions of the settlement of Mr. Sternberg’s employment agreement, which ran through December 2004. The total settlement, which was substantially less than what was due under the remainder of Sternberg’s contract, provides that Sternberg will receive consideration including $180,000 payable over the twelve months ending June 30, 2004, certain insurance benefits and options to purchase 300,000 of the Company’s common stock at $0.46, the current market price at date of grant.

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

The agreement provides for payment in an amount equal to Mr. Earley’s current twelve month salary in the event that, among other things, (i) Mr. Earley is terminated by the Company other than for cause, (ii) Mr. Earley dies or becomes disabled, (iii) there is a change of control of the Company without Mr. Earley’s written consent, (iv) there is a significant change in the nature of Mr. Earley’s duties without his written consent, (v) Mr. Earley’s base salary is reduced by 5% without his written consent, or (vi) if at any time, Mr. Earley is not a member of the Board of Directors without his written consent.

In addition, the agreement contains a confidentiality provision and a 12-month post termination non-competition restriction. Under Florida law, a court of competent jurisdiction may determine not to enforce such non-competition restrictions or partially enforce or modify such provisions.

DEBRA A. FINNEL

In January 2001 the Company entered into an employment agreement with Debra A. Finnel, Vice President and Chief Operating Officer. The term of the agreement is five years and calls for an annual salary of $225,000, which was increased to $250,000 on July 1, 2001. Ms. Finnel is also eligible to receive a discretionary bonus and was granted options to purchase 300,000 shares of Common Stock at $1.00 per share with vesting over three years. The Agreement also calls for an automobile allowance of $1,500 per month and fringe benefits commensurate with Ms. Finnel’s responsibilities as well as certain non-compete provisions.

In the event Ms. Finnel is terminated by the Company other than for cause, the agreement provides for payment of all base salary remaining under the term of the agreement and all of her outstanding options shall vest and become exercisable.

In addition, the agreement contains a 12-month post termination non-competition and non-solicitation restriction. In the event Ms. Finnel is terminated by the Company other than for cause or resigns for good reason, the non-competition and non-solicitation restriction will be of no force and effect. Under Florida law, a court of competent jurisdiction may determine not to enforce such non-competition restrictions or partially enforce or modify such provisions.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2003, the following individuals served as members of the Company’s Executive & Compensation Committee; Dr. Martin Harrison, Dr. Salomon Melgen and Karl Sachs.

Except for Dr. Harrison who was employed by the Company through March of 2003, none of the members of the Executive & Compensation Committee are or have ever been employed by the Company. Other than as disclosed in Item 13, none of the members of the Executive & Compensation Committee have received any compensation from the Company other than in their capacity as director.

No interlocking relationship exists between our Board of Directors or Executive & Compensation Committee and the Board of Directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Compensation Committee Report on Executive Compensation

The Company’s employee compensation policy is to offer a package including a competitive salary, a bonus based upon individual performance goals, competitive benefits, and an attractive workplace environment. The Company also encourages broad-based employee ownership of the Company’s stock through a stock option program in which most employees are eligible to participate.

The Board of Directors and the Executive & Compensation Committee reviews and approves individual officer salaries, bonuses, and stock option grants. The Executive & Compensation Committee also reviews guidelines and proposals for compensation, bonus, and stock option grants for non-officer employees.

The Company’s compensation policy for officers is similar to that for other employees, and is designed to promote excellent performance and attainment of corporate and personal goals. The Executive & Compensation Committee annually reviews and approves the compensation of each of the Company’s Named Executive Officers. Bonuses are tied to performance goals established by the Executive & Compensation Committee as an incentive for superior corporate performance.

President and Chief Executive Officer Compensation

In determining Mr. Earley’s overall annual compensation, the Executive & Compensation Committee considered Mr. Earley’s performance as the Chief Executive Officer in 2003, taking into account the Company’s growth and the competitive environment. In addition, the Executive & Compensation Committee reviewed publicly disclosed salaries of Chief Executive Officers of a group of peer comparable companies, including Continucare Corporation. The Executive & Compensation Committee believes that the compensation paid to Mr. Earley as President and Chief executive officer, set at $250,000 for the fiscal year ending 2004 is reasonable compared to the compensation paid to other chief executive officers of public companies that compete in the same area of business as the Company.

EXECUTIVE & COMPENSATION COMMITTEE
Dr. Martin Harrison
Dr. Salomon Melgen
Karl Sachs

Compensation of Directors

The Company reimburses all Directors for their expenses in connection with their activities as Directors of the Company. The Directors make themselves available to consult with the Company’s management. Currently, two of the five Directors of the Company are also employees of the Company and do not receive additional compensation for their services as Directors. Through 2003, a compensation and stock option agreement was adopted for the Company’s outside Directors in the amount of $18,000 per year, paid quarterly in the Company’s common stock valued at the average closing price for the five last days of each month in the quarter. In addition, all outside directors received 40,000 options upon joining the Board, of which 20,000 vested immediately and the remaining 20,000 vest after one year. These options are valued at the market value of the effective date of board membership. Effective January 1, 2004 the compensation stock option agreement was amended so that the Company’s outside Directors will be paid $36,000 per year and will no longer be paid in stock. Additionally, each Director is paid $6,000 annually in stock for both committee memberships and committee chairmanships.

Performance Graph

The following graph depicts the Company’s stock price performance for the last five fiscal years relative to the total returns of the NASDAQ Stock Market Index and a group of peer companies (the “Peer Group”). All indices shown in the graph have been reset to a base of 100 as of January 1, 1999 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for
Metropolitan Health Networks, Inc.

$300
$200
$100
$0
157.3
91.7
50.7
12/31/1998
12/31/1999
12/29/2000
12/31/2001
12/31/2002
12/31/2003

Legend

Symbol	CRSP Total Returns Index for:	12/1998	12/1999	12/2000	12/2001	12/2002	12/2003
——— ■	Metropolitan Health Networks, Inc.	100.0	16.0	56.3	96.0	11.3	50.7
— — *	Nasdaq Stock Market (US Companies)	100.0	185.4	111.8	88.7	61.3	91.7
- - - ▲	Nasdaq Health Services Stocks SIC 8000-8099 US & Foreign	100.0	80.4	110.4	119.4	102.9	157.3

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/31/1998.
E. The data for Metropolitan Health Networks, Inc. from 12/31/1998 to 12/31/2003 was provided by the client.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the Company’s Common Stock beneficially owned at December 31, 2003 (i) by each person who is known by the Company to own beneficially 5% or more of the Company’s common stock; (ii) by each of the Company’s directors; and (ii) by all executive officers and directors as a group.

	Amount of	Percentage
Name of Beneficial Owner	Beneficial Ownership	of Class
Martin Harrison, M.D. (1)	5,483,660	14.23%
Fred Sternberg (2)*	2,462,550	6.39
Karl Sachs (3)	756,862	1.96
Debra Finnel (4)	850,000	2.21
David S. Gartner (5)	280,000	0.73
Salomon Melgen, M.D	451,929	1.17
Michael M. Earley (6)**	201,607	0.52
Directors and Executive Officers as a Group (7 persons)	10,486,608	27.22

* Resigned as President and CEO effective March 10, 2003, Chairman of the Board effective October 29, 2003 and as Director effective December 19, 2003

** Appointed President, CEO and Director effective March 10, 2003

(1)	Includes (1) 4,437,660 shares held by Dr. Harrison, (2) 900,000 shares held by H30, Inc., a corporation which Dr. Harrison is a Director, (3) 40,000 shares issuable upon exercise of options at a price of $0.91 until November 2, 2006 and (4) 70,000 shares issuable upon exercise of options at a price of $0.70 until December 19, 2008 (5) 21,000 shares issuable upon exercise of options at a price of $6.938 expiring between April 2004 and April 2005 and (6) 21,000 shares issuable upon exercise of options at a price of $7.938 expiring between April 2004 and April 2005.

(2)	Includes (1) 3,700 shares held by Mr. Sternberg (2) 505,850 shares held by Sternco, Inc., a corporation which Mr. Sternberg is President, (3) 18,000 shares held by Mr. Sternberg’s wife, and (4) 1,960,000 shares issuable upon the exercise of options at prices ranging from $0.30 to $2.00 with expirations from May 2004 to December 2008. Does not include 25,000 shares issuable upon the exercise of options at $1.00 per share that have not yet vested.

(3)	Includes (1) 25, 000 shares issuable upon exercise of options at a price of $0.30, expiring in February 2006, (2) 172,500 shares issuable upon the exercise of options at a price of $0.35, expiring in September 2008 and (3) 57,500 shares issuable upon the exercise of options at a price of $0.35 that expiring in December 2008.

(4)	Includes (1) 50,000 shares held by Debra Finnel, (2) 150,000 shares issuable upon the exercise of options at $0.50 per share, expiring between October 2005 and October 2007, (3) 200,000 shares issuable upon the exercise of options at a price of $1.00, expiring between 1/1/07 and 1/1/08 (4) 350,000 shares issuable upon the exercise of options at a price of $0.35, expiring in September of 2008 and (5) 100,000 shares issuable upon the exercise of options at a price of $1.00 expiring 1/1/09.

(5)	Includes 180,000 shares issuable upon the exercise of options at a price of $0.35, expiring in September 2008.

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

Equity Compensation Plan

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2003:

Number of
	Number of securities	Weighted-	securities
	to be issued upon	average exercise	remaining
	exercise of	price of	available for
	outstanding options,	outstanding	issuance under
	warrants	options, warrants	equity compensa
	and rights	and rights	tion plans
Equity compensation plans approved by security holders (1)	2,000,000	$0.43	0

Equity compensation plans not approved by security holders (2)	8,253,242	$1.22	0

(1) Issued pursuant to the Company’s 2001 Stock Option Plan.

(2) Issued pursuant to the Company’s Supplemental Stock Option Plan (the “Supplemental Plan”).

The Supplemental Stock Option Plan

The Supplemental Plan provides for the grant to our officers, directors, employees and consultants of nonqualified stock options. The Supplemental Plan provides for the grant of options for up to 8,253,242 shares of the Company’s common stock. The Supplemental Plan is administered by the Compensation Committee. The Compensation Committee determines the terms of options granted under the Supplemental Plan, including the number of shares subject to the option, exercise price, term, and exercisability. The exercise price may be equal to, more than or less than 100% of fair market value on the date the option is granted, as determined by the Compensation Committee. Unless otherwise determined by the Compensation Committee, each option shall expire and terminate five years after the subject option grant date. Unless otherwise determined by the Compensation Committee, in the event the holder of an option leaves the employ of the Company or ceases performing services for the Company or any subsidiary of the Company for any reason including, without limitation, termination, resignation, death, disability or otherwise, the unvested portion of any option shall immediately expire.

The Compensation Committee has the authority to amend or terminate the Supplemental Plan, provided that shareholder approval shall be required if such approval is necessary to comply with any tax or regulatory requirement.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company, for the current year ending December 31, 2003, paid Vitreo Retinal Consultants, a company owned by Dr. Salomon Melgen, a shareholder and director, $393,000 for services rendered as a physician in the Company’s provider network. The fees paid were usual and customary for the services provided.

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

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors has selected Kaufman, Rossin & Co. PA as the independent public accountants for the fiscal year ending December 31, 2003, and the Board of Directors, including a majority of the Directors who are not “interested persons” (as defined in the 1940 Act), has unanimously ratified such selection. Kaufman, Rossin & Co. PA’s service is subject to removal by a majority of the outstanding shares of the Company.

The following table presents fees billed in each of the last two fiscal years for services rendered to the Company by Kaufman, Rossin & Co. PA:

Fiscal Year Ended	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
December 31, 2003	$285,513	$31,864	$32,780	$17,080
December 31, 2002	$308,347	$37,349	$18,178	$—

“Audit Fees” represents fees billed for each of the last two fiscal years for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory or regulatory filings or engagements for those fiscal years.

“Audit Related Fees” represents fees billed for each of the last two fiscal years for assurance and related services reasonably related to the performance of the audit of the Company’s annual financial statements for those years. For the two years, audit-related fees consisted of SEC registration statement consent procedures.

“Tax Fees” represents fees billed for each of the last two fiscal years for professional services related to tax compliance, tax advice and tax planning, including preparation of federal and state income tax returns.

“All Other Fees” represents fees billed for other products and services rendered by Kaufman Rossin & Co. PA to the Company for the last two fiscal years. In 2003, these fees primarily consisted of services provided in connection with the company’s investigation by the U.S. Attorneys’ Office in Wilmington, Delaware.

Pre-Approval Policies of the Audit Committee. The Audit Committee has determined that all work performed for the Company by Kaufman Rossin & Co. PA for the year will be pre-approved by the full Audit Committee and, therefore, has not adopted pre-approval procedures. All audit and non-audit services performed by Kaufman Rossin & Co. PA for the Company during 2003, to the extent that such services related directly to the operations and financial reporting of the Company, have been pre-approved by the Audit Committee. The percentage of “Audit-Related Fees,” “Tax-Fees” and “Other Fees” set forth in the table above that were waived pursuant to 17 CFR 210.2-01(c)(7)(i)(c) was zero.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

(1) Financial Statements

METROPOLITAN HEALTH
NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

C O N T E N T S

Page
INDEPENDENT AUDITORS’ REPORT	F-2
CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders’ Equity (Deficiency in Assets)	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-9-F-25

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Metropolitan Health Networks, Inc. and Subsidiaries
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Metropolitan Health Networks, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency in assets), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida
February 27, 2004, except for Notes 2, 7 and 14, as to which the date is March 22, 2004

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash and equivalents	$2,176,204	$399,614
Accounts receivable, net of allowance of $2,539,231 and $4,647,663, respectively	2,138,690	1,651,340
Inventory	304,248	158,714
Other current assets	833,112	443,896
Assets held for sale	—	3,303,599

TOTAL CURRENT ASSETS	5,452,254	5,957,163
CERTIFICATES OF DEPOSIT — restricted	1,000,000	850,000
CERTIFICATES OF DEPOSIT RECEIVABLE — restricted	—	150,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $2,363,354 and $1,998,311, respectively	659,682	883,763
GOODWILL, net of accumulated amortization of $752,691	1,992,133	1,992,133
OTHER ASSETS	119,660	325,852

TOTAL ASSETS	$9,223,729	$10,158,911

LIABILITIES AND DEFICIENCY IN ASSETS
CURRENT LIABILITIES
Advances from HMO	$164,536	$1,666,953
Accounts payable	1,756,347	3,774,778
Accrued expenses	1,413,195	1,420,977
Current maturities of capital lease obligations	104,315	126,220
Current maturities of long-term debt	975,169	2,234,521
Payroll taxes payable	3,408,736	3,805,598
Liabilities related to assets held for sale	—	755,528

TOTAL CURRENT LIABILITIES	7,822,298	13,784,575
CAPITAL LEASE OBLIGATIONS	3,092	122,416
LONG-TERM DEBT	1,901,000	3,120,213

TOTAL LIABILITIES	9,726,390	17,027,204

COMMITMENTS AND CONTINGENCIES
DEFICIENCY IN ASSETS
Preferred stock, par value $.001 per share; stated value $100 per share; 10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized; 38,527,699 and 31,376,822 issued and outstanding, respectively	38,527	31,376
Additional paid-in capital	31,343,887	29,660,886
Accumulated deficit	(32,238,333)	(36,640,086)
Common stock issued for services to be rendered	(146,742)	(420,469)

TOTAL DEFICIENCY IN ASSETS	(502,661)	(6,868,293)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$9,223,729	$10,158,911

See accompanying notes to consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2003	2002	2001
REVENUES	$143,874,488	$140,063,566	$128,186,307

EXPENSES
Direct medical costs	121,010,410	133,587,130	114,594,876
Payroll, payroll taxes and benefits	7,846,785	7,698,593	6,076,115
Medical supplies	2,127,009	1,913,446	62,717
Depreciation and amortization	654,942	946,325	845,798
Bad debt expense	100,000	250,000	288,000
Rent and leases	1,016,152	854,349	756,906
Consulting expense	1,351,446	2,663,362	1,081,800
General and administrative	2,556,676	3,048,538	2,278,463

TOTAL EXPENSES	136,663,420	150,961,743	125,984,675

INCOME/(LOSS) BEFORE OTHER INCOME (EXPENSE)	7,211,068	(10,898,177)	2,201,632

OTHER INCOME (EXPENSE):
Gain (loss) on settlements of litigation	(105,000)	(65,389)	177,000
Write down of accounts receivable from closed practices	—	(520,000)	(775,000)
Interest and penalty expense	(1,322,878)	(2,443,851)	(649,091)
Other income	78,113	61,617	43,449

TOTAL OTHER INCOME (EXPENSE)	(1,349,765)	(2,967,623)	(1,203,642)

INCOME/(LOSS) FROM CONTINUING OPERATIONS	5,861,303	(13,865,800)	997,990

DISCONTINUED OPERATIONS:
Gain (Loss) on disposal of discontinued business segments	289,605	(833,657)	—
Loss from operations of discontinued business segments	(1,749,155)	(2,381,430)	(1,303,404)

LOSS FROM DISCONTINUED OPERATIONS	(1,459,550)	(3,215,087)	(1,303,404)

NET INCOME (LOSS) BEFORE INCOME TAXES	4,401,753	(17,080,887)	(305,414)
INCOME TAX EXPENSE	—	—	(63,827)

NET INCOME/(LOSS)	$4,401,753	$(17,080,887)	$(369,241)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	34,750,173	30,374,669	25,859,411

INCOME (LOSS) FROM CONTINUING OPERATIONS:
Basic	$0.17	$(0.46)	$0.03

Diluted	$0.13	$(0.46)	$0.03

LOSS FROM DISCONTINUED OPERATIONS:
Basic	$(0.04)	$(0.10)	$(0.05)

Diluted	$(0.03)	$(0.10)	$(0.05)

NET EARNINGS (LOSS) PER SHARE:
Basic	$0.13	$(0.56)	$(0.02)

Diluted	$0.10	$(0.56)	$(0.02)

See accompanying notes to consolidated financial statements

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(DEFICIENCY IN ASSETS)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

			Common		Additional
	Preferred	Preferred	Stock	Common	Paid-in	Prepaid	Accumulated
	Shares	Stock	Shares	Stock	Capital	Expenses	Deficit	Total
BALANCES - DECEMBER 31, 2000	5,000	$500,000	21,717,233	$21,717	$18,936,714	$(33,258)	$(19,189,958)	$235,215
Shares issued in connection with private placement, net	—	—	3,312,788	3,313	5,027,986	—	—	5,031,299
Shares issued upon conversion of convertible debt	—	—	826,298	826	799,175	—	—	800,001
Shares issued for consulting services and compensation	—	—	25,000	25	15,863	—	—	15,888
Shares issued for prepaid consulting agreement, net of amortization expense	—	—	462,500	463	290,252	(278,174)	—	12,541
Exercise of options and warrants	—	—	685,516	686	452,202	—	—	452,888
Shares issued for directors’ fees	—	—	63,376	63	81,436	—	—	81,499
Shares issued for interest expense and late fees	—	—	139,443	139	61,552	—	—	61,691
Shares issued in connection with line of credit	—	—	57,767	58	73,919	—	—	73,977
Shares issued in settlement of payables	—	—	189,166	189	102,579	—	—	102,768
Issuance of options for services, net of amortization expense	—	—	—	—	203,227	(5,932)	—	197,295
Net loss	—	—	—	—	—	—	(369,241)	(369,241)

BALANCES - DECEMBER 31, 2001	5,000	$500,000	27,479,087	$27,479	$26,044,905	$(317,364)	$(19,559,199)	$6,695,821
Shares issued in connection with private placement, net	—	—	200,000	200	199,800	—	—	200,000
Shares issued upon conversion of convertible debt	—	—	1,251,778	1,252	1,010,371	—	—	1,011,623
Shares issued for consulting services and compensation	—	—	1,070,000	1,070	223,897	(221,100)	—	3,867
Shares issued for commissions, net	—	—	265,500	266	66,801	(50,000)	—	17,067
Exercise of options and warrants	—	—	67	—	67	—	—	67
Shares issued for directors’ fees	—	—	57,274	57	69,943	—	—	70,000
Shares issued for interest expense and late fees	—	—	263,000	263	132,130	(57,778)	—	74,615
Shares issued in connection with equity line, net	—	—	38,475	38	35,667	—	—	35,705
Shares issued in settlement of payables	—	—	801,641	801	271,650	—	—	272,451
Shares cancelled in connection with previous acquisition	—	—	(50,000)	(50)	(66,617)	—	—	(66,667)
Cancellation of warrants	—	—	—	—	(72,000)	—	—	(72,000)
Issuance of options for services, net	—	—	—	—	523,900	(189,000)	—	334,900
Imputed interest on beneficial conversion feature	—	—	—	—	1,220,372	—	—	1,220,372
Amortization of prepaid expenses						414,773		414,773
Net loss	—	—	—	—	—	—	(17,080,887)	(17,080,887)

BALANCES - DECEMBER 31, 2002	5,000	$500,000	31,376,822	$31,376	$29,660,886	$(420,469)	$(36,640,086)	$(6,868,293)
Shares issued upon conversion of convertible debt	—	—	3,670,214	3,670	1,093,834	—	—	1,097,504
Cancellation of shares issued for consulting services	—	—	(480,000)	(480)	(63,521)	64,001	—	—
Shares issued for compensation			100,000	100	18,900	—	—	19,000
Exercise of options and warrants	—	—	110,000	110	34,390	—	—	34,500
Shares issued for directors’ fees	—	—	329,760	330	57,170	—	—	57,500
Shares issued for interest expense, late fees and loan extension	—	—	2,865,272	2,865	386,195	(120,000)	—	269,060
Shares issued in settlement of payables	—	—	555,631	556	156,033	—	—	156,589
Amortization of prepaid expenses	—	—	—	—	—	329,726	—	329,726
Net income	—	—	—	—	—	—	4,401,753	4,401,753

BALANCES - DECEMBER 31, 2003	5,000	$500,000	38,527,699	$38,527	$31,343,887	$(146,742)	$(32,238,333)	$(502,661)

See accompanying notes to consolidated financial statements

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$4,401,753	$(17,080,887)	$(369,241)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Unfavorable (favorable) resolution of unsettled medical costs	—	6,598,563	(1,879,000)
Provision and medical cost adjustments related to HMO receivables	—	—	—
Gain on settlements of litigation	—	—	(177,000)
Gain on sale of business segment	(289,605)	—	—
Write-down of accounts receivable from closed practices	—	520,000	775,000
Loss on disposal of business segment	—	833,657	—
Write-down of goodwill from closed practices	—	—	54,161
Depreciation and amortization	529,228	946,325	845,798
Provision for bad debts and direct write-downs	100,000	550,000	288,000
Amortization of discount on notes payable	201,092	103,798	36,206
Interest imputed on beneficial conversion feature	—	1,220,372	—
Stock issued for interest and late fees	80,000	—	61,691
Stock issued in connection with settlements	—	—	102,768
Stock issued for compensation and services	288,598	86,800	97,362
Warrants and options granted in lieu of compensation	—	414,773	81,800
Amortization of securities issued for professional services	329,726	313,527	128,036
Changes in assets and liabilities:
Accounts receivable, net	(587,350)	756,604	(2,450,492)
Inventory	(145,534)	(158,714)	—
Other current assets	(389,216)	(66,508)	(232,900)
Net change in operating assets held for sale	(262,324)	(2,309,552)	(238,519)
Other assets	42,008	(766,166)	(49,995)
Due to related parties	—	—	(105,800)
Accounts payable and accrued expenses	(1,780,119)	2,829,581	219,908
Payroll taxes payable	(396,862)	1,235,205	—
Unearned revenue	—	—	(906,944)

Total adjustments	(2,280,358)	13,108,265	(3,349,920)

Net cash provided by/(used in) operating activities	2,121,395	(3,972,622)	(3,719,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of pharmacy	3,100,000	—	—
Purchase of restricted certificates of deposit	(150,000)	(850,000)	—
Capital expenditures	(140,962)	(194,674)	(92,882)

Net cash provided by/(used in) investing activities	2,809,038	(1,044,674)	(92,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	637,137	5,682,315	733,587
Repayments on notes payable	(2,181,834)	(1,359,326)	(434,113)
Repayments on capital lease obligations	(141,229)	(102,894)	(52,049)
Proceeds from exercise of stock options and warrants	34,500	—	452,888
Proceeds from issuance of warrants	—	353,075	—
Net proceeds from issuance of common stock	—	235,772	5,105,905
Advances from (repayments to) HMO	(1,502,417)	214,000	(1,644,931)

Net cash (used in)/provided by financing activities	(3,153,843)	5,022,942	4,161,287

NET INCREASE IN CASH AND EQUIVALENTS	1,776,590	5,646	349,244
CASH AND EQUIVALENTS - BEGINNING	399,614	393,968	44,724

CASH AND EQUIVALENTS - ENDING	$2,176,204	$399,614	$393,968

See accompanying notes to consolidated financial statements

	For the years ended December 31,
	2003	2002	2001
Supplemental Disclosures:
Interest Paid	$1,383,863	$980,475	$471,130

Supplemental Disclosure of Non-cash Investing and Financing Activities (Note 3)
Issuance of notes payable in connection with acquisitions	$—	$—	$150,000

Fair value of assets received in connection with acquisitions	$—	$—	$78,608

Fair value of liabilities assumed in connection with acquisitions	$—	$—	$507,462

Capital lease obligations incurred on purchases of equipment	$—	$45,009	$277,074

Purchase price in excess of net assets acquired	$—	$—	$158,853

Conversion of debt into common stock	$1,083,465	$1,342,343	$800,001

Commitments to purchase restricted certificates of deposit	$—	$150,000	$—

Common stock issued for extension and interest fees on loans payable	$75,000	$—	$—

Common stock issued in connection with settlements	$147,589	$—	$—

Conversion of accrued interest to notes payable	$98,505	$—	$—

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and Amortization

     Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements and property under capital leases is computed on a straight-line basis over the shorter of the estimated useful lives of the assets or the term of the lease. The range of useful lives is as follows:

Machinery and equipment	5-7 years
Computer and office equipment, including items under capital lease	5-7 years
Furniture and fixtures	5-7 years
Auto equipment	5 years
Leasehold improvements	5 years

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

     Direct medical costs are based in part upon estimates of claims incurred but not reported (IBNR) and estimates of retroactive adjustments or unsettled costs to be applied by the HMO. The IBNR estimates are made by the HMO utilizing actuarial methods and are continually evaluated by management of the Company based upon its specific claims experience. The estimates of retroactive adjustments or unsettled costs to be applied by the HMO are based upon current agreements and understandings with the HMO to modify certain amounts previously charged to the Company’s fund balances. At December 31, 2003, approximately $192,000 of estimated retroactive adjustments to medical costs was outstanding and included as an addition to accounts receivable. At December 31, 2002, approximately $800,000 of estimated retroactive adjustments to medical costs was outstanding and included as an offset to advances from HMO and approximately $500,000 of such adjustments were included in accounts receivable. Management believes its estimates of IBNR claims and estimates of retroactive adjustments are appropriate, however, it is reasonably possible the Company’s estimate of these costs could change in the near term, and those changes may be material.

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

     Revenues from the HMO accounted for approximately 99% of the Company’s total revenues, excluding discontinued segments, for each of the three years ended December 31, 2003 and at December 31, 2003 and 2002, the HMO represented approximately 83% and 64% of the total accounts receivable balance, respectively. Direct medical costs relating to revenues from the HMO accounted for approximately 85% of the Company’s HMO revenues in 2003, 96% in 2002 and 90% in 2001. The loss of the contracts with the HMO could significantly impact the operating results of the Company.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

     Non-HMO accounts receivable, aggregating approximately $2.9 million and $5.2 million at December 31, 2003 and 2002, respectively, relate principally to medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible (approximately $2.5 million and $4.6 million at December 31, 2003 and 2002, respectively). Management’s estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors, however it is reasonable possible the company’s estimate of uncollectible amounts could change in the near term, and those changes may be material.

Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used by the Company in estimating the fair values of each class of financial instruments disclosed herein:

     Cash and Certificates of Deposits - The carrying amount approximates fair value because of the short nature of those instruments.

     Line of Credit Facilities, Capital Lease Obligations, Long-Term Debt - The fair value of line of credit facilities, capital lease obligations and long-term debt are estimated using discounted cash flows analyses based on the Company’s incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2003, the fair values approximate the carrying values.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Share

     The following table sets forth the computations of basic earnings per share and diluted earnings per share:

	For the years ended December 31,
	2003	2002	2001
Net Income/(Loss) from continuing operations	$5,861,303	$(13,865,800)	$934,163
Less: Preferred stock dividends	(50,000)	(50,000)	(50,000)

	5,811,303	(13,915,800)	884,163
Loss from discontinued operations	(1,459,550)	(3,215,087)	(1,303,404)

Income/(Loss) available to common shareholders	$4,351,753	$(17,130,887)	$(419,241)

Denominator:
Weighted average common shares outstanding	34,750,173	30,374,669	25,859,411

Basic earnings/(loss) per common share	$0.13	$(0.56)	$(0.02)

Net Income/(Loss)	$4,401,753	$(17,080,887)	$(369,241)
Interest on convertible securities	81,379	—	—

	$4,483,132	$(17,080,887)	$(369,241)

Denominator:
Weighted average common shares outstanding	34,750,173	30,374,669	25,859,411
Common share equivalents of outstanding stock:
Convertible preferred	4,901,963	—	—
Convertible debt	7,262,703	—	—

Weighted average common shares outstanding	46,914,839	30,374,669	25,859,411

Diluted earnings/(loss) per common share	$0.10	$(0.56)	$(0.02)

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

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill

     In connection with its acquisitions of physician and ancillary practices, the Company has recorded goodwill of $1,992,133 for each of the two years ended December 31, 2003, which is the excess of the purchase price over the fair value of the net assets acquired. The goodwill is attributable to the general reputation of these businesses in the communities they serve, the collective experience of the management and other employees and relationships between the physicians and their patients. The Company has reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. Effective January 1, 2002 the Company, through the use of an outside business valuation expert completed a transitional goodwill impairment test and determined that the Company did not have a transitional impairment of goodwill. Subsequent to that analysis, during the quarter ended September 30, 2002, the Company disposed of a segment of its business and charged off net goodwill of approximately $986,000. The Company has performed its annual impairment tests relating to retained business segments effective January 1, 2003 and has determined that no impairment exists.

     The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
Balance as of January 1	$1,992,133	$2,977,874
Goodwill written off related to disposal of business segment	—	(985,741)

Balance as of December 31, 2003	$1,992,133	$1,992,133

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

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended
December 31, 2001
Reported net income (loss)	$(369,241)
Add-back goodwill amortization, net of tax	264,338

Adjusted net income (loss)	$(104,903)

Reported basic net income per share	$(0.02)
Add-back goodwill amortization	0.01

Adjusted basic net income (loss) per share	$(0.01)

Reported diluted net income (loss) per share	$(0.02)
Add-back goodwill amortization	0.01

Adjusted diluted net income (loss) per share	$(0.01)

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

     Accordingly, compensation expense for options granted to employees is recorded to the extent the market value of the underlying stock exceeds the exercise price at the date of grant. For the years ended December 31, 2003, 2002 and 2001 no compensation was recorded. If compensation cost had been determined based on the fair value at the grant date for awards in the years ended December 31, 2003, 2002 and 2001, consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been reduced to the pro-forma amounts indicated below:

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31
	2003	2002	2001
Net Income/(Loss)	$4,401,753	$(17,080,887)	$(369,241)
Less: Total stock-based employee compensation expense determined using the fair value method, net of related tax effects	(543,283)	—	(769,544)

Adjusted net income/(loss)	3,858,470	$(17,080,887)	(1,138,785)

Earnings per share:
Basic, as reported	$0.13	$(0.56)	$(0.02)

Basic, pro forma	$0.11	$(0.56)	$(0.05)

Diluted, as reported	$0.10	$(0.56)	$(0.02)

Diluted, pro forma	$0.08	$(0.56)	$(0.05)

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003. Adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

	December 31,
	2003	2002
Equipment under capital lease	$674,633	$674,633
Machinery and medical equipment	249,881	249,881
Furniture and fixtures	382,451	339,378
Leasehold improvements	692,297	655,221
Computer and office equipment	962,394	901,581
Automobile equipment	61,380	61,380

	3,023,036	2,882,074
Less accumulated depreciation and amortization	(2,363,354)	(1,998,311)

	$659,682	$883,763

     Accumulated amortization of equipment under capital leases was $534,000 and $435,000 at December 31, 2003 and 2002, respectively.

     Depreciation and amortization of property and equipment totaled approximately $365,000, $433,000 and $453,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 5. UNEARNED REVENUE

     On August 22, 2000, the Company entered into a Pharmacy Services Agreement (Pharmacy Agreement) with a medical management and software company (Pharmacy Consultant), to provide consulting, technology, and software services for the Company’s start-up pharmacy operation, for an initial term of three years. In connection with this agreement, the Pharmacy Consultant paid the Company $500,000, subject to return if the Company elects to cancel the Pharmacy Agreement under certain provisions. On October 6, 2000, the Company received an additional $500,000 in funding from the Pharmacy Consultant in connection with a 10-year exclusive preferred provider agreement. This amount was required to be repaid, together with interest at prime plus 2%, should the Company default or elect to cancel the Agreement. Of these amounts, approximately $132,000 was recognized as revenue during the year ended December 31, 2001.

     On June 1, 2001, the Company terminated these agreements. Under the terms of the termination, the Company purchased assets totaling $99,000 and assumed certain liabilities totaling $78,000 of a Daytona pharmacy servicing the Company’s patients. In addition, the Company agreed to retain the Pharmacy Consultant for a period of one year for a prepaid amount of $300,000. Total consideration paid for the net assets and the unamortized balances on the agreements was $1,028,000, on which the Company recognized a gain in the amount of $68,000.

NOTE 6. CAPITAL LEASE OBLIGATIONS

     The Company is obligated under capital leases relating to certain of its property and equipment. Future minimum lease payments for capital lease obligations for years subsequent to December 31, 2003 are as follows:

2004	$111,835
2005	5,285

117,120
Less amount representing interest	(9,713)

107,407
Less current maturities	(104,315)

$3,092

NOTE 7. LONG-TERM DEBT

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2003	2002
Long-term debt consisted of the following:
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
	$1,182,909	$1,049,037
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
	679,906	1,477,686
Promissory note payable to an investment limited partnership; secured by common stock of the Company, with interest payable monthly at 24%. This note was repaid in full March 2004.	620,000	500,000
Convertible debentures payable to a shareholder; unsecured, with interest payable quarterly at a rate of 6%. The holder, at its discretion, may convert amount outstanding into shares of common stock of the Company at a price of $0.43. Principal plus accrued interest due August 16, 2004. In March 2004, this note was converted into common stock of the Company.	168,000	168,000
Promissory note payable to a shareholder; unsecured, with interest payable quarterly at a rate of 12%. Principal plus accrued interest due August 16, 2004. In March 2004, this note was converted into common stock of the Company.	132,000	132,000
Promissory note payable to a shareholder of the Company, interest at 8% due and payable on March 30, 2004, or as otherwise agreed to by the parties. The payee at his discretion may convert amount outstanding on the note into shares of the common stock of the Company at $2.50 per share. The note has 16,667 attached warrants at prices ranging from $2.50 to $4.00, also expiring March 30, 2004.	67,000	67,000
Note payable to HMO; interest at 5%, increased to 14% if note defaults; payable in 60 monthly installments of $7,489 commencing May 1, 1999; collateralized by accounts receivable and property and equipment.	26,354	108,257
Convertible notes payable to an offshore fund; secured by certain assets of the Company, with interest payable quarterly at a rate of 23.75%. Interest and principal payable in monthly installments. The holder, at its discretion, may convert amount outstanding into shares of common stock of the Company at a price of $0.43. During 2003, this note was repaid in full with approximately $218,000 of the note having been converted into common stock of the Company.	—	1,081,430
Convertible notes payable to investor groups; payable on demand, with interest payable at 24%. Secured by certificates of deposit used as collateral for a letter of credit in favor of the HMO. These notes were repaid in full in 2003.	—	182,466
Amount payable to a pharmaceutical vendor; secured by pharmacy inventory, payable in three equal monthly installments with the last payment due March 2003, with interest at 0%. This note was repaid in full in 2003.	—	300,000

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2003	2002
Notes payable to individuals with interest prepaid in the form of one share of the Company’s common stock for each dollar loaned, plus 18% additional interest upon default; principal payable in 6 equal installments. The holders of these notes have the right to convert the outstanding obligation to common stock at $1 per share at any time. This note was repaid in full in 2003.	—	202,991
Note payable to venture capital group with interest at prime plus 5% (9.25% at December 31, 2002). Collateralized by certain accounts receivable and property and equipment. Repaid in full February 2003.	—	71,685
Note payable. Repaid in full in 2003.	—	14,182

	2,876,169	5,354,734
Less current maturities, excluding amounts refinanced or expected to be refinanced with long-term debt or equity after December 31, 2003	975,169	2,234,521

Long-term debt and amounts refinanced with long-term debt or equity after December 31, 2003	$1,901,000	$3,120,213

     Aggregate maturities of long-term debt for years subsequent to December 31, 2003, are as follows:

2004	$975,169
Debt settled for stock in 2004	1,015,000
2005	600,000
2006	286,000

$2,876,169

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

NOTE 9. INCOME TAXES

     The components of income taxes were as follows:

	December 31,
	2003	2002	2001
Provision (Benefit) for Income Taxes
Current
Federal	$—	$—	$64,000
State	—	—	—
Deferred
Federal	1,236,000	(5,777,000)	389,000
State	213,000	(612,000)	66,000
Change in Valuation Allowance	(1,449,000)	6,389,000	(455,000)

Income Tax Expense	$—	$—	$64,000

     The effective tax rate for the year ended December 31, 2003, differed from the federal statutory rate due principally to a decrease in the deferred tax asset valuation allowance of $1,449,000 offset by state income tax of $159,000.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

     The approximate deferred tax assets and liabilities were as follows:

     DEFERRED TAX ASSETS:

	As of December 31,
	2003	2002
Allowances for doubtful accounts	$956,000	$1,868,000
Net operating loss carryforward	10,585,000	11,445,000
Amortization	162,000	—
Depreciation	2,000	—

Total deferred tax assets	11,705,000	13,313,000

     DEFERRED TAX LIABILITIES:

	As of December 31,
	2003	2002
Cash basis subsidiaries	—	15,000
Amortization	—	90,000
Depreciation	—	54,000

Total deferred tax liabilities	—	159,000

Net deferred tax asset	11,705,000	13,154,000
Less valuation allowance	(11,705,000)	(13,154,000)

	$—	$—

NOTE 10. STOCKHOLDERS’ EQUITY

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

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     At December 31, 2003 and 2002, the Company had outstanding warrants to purchase 2,924,775 and 3,324,775 shares of common stock, respectively. The warrants are exercisable upon issuance with expiration dates ranging from two to five years and exercise prices ranging from $0.32 to $4.00 in 2003 and $0.32 to $6.00 in 2002.

NOTE 11. STOCK OPTIONS

     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for employee stock options. Accordingly, compensation expense has been recorded to the extent that the market value of the underlying stock exceeded the exercise price at the date of grant. For the years ended December 31, 2003, 2002 and 2001, compensation costs and professional services related to stock options amounted to approximately $-0-, $16,800 and $81,800, respectively.

     Stock option activity for the three years ended December 31 was as follows:

	Number of	Weighted Average
	Options	Exercise Price
Balance, December 31, 2000	5,051,447	$1.88
Granted during the year	1,474,000	$1.48
Exercised and returned during the year	(514,000)	$0.59
Forfeited during the year	(275,197)	$4.26

Balance, December 31, 2001	5,736,250	$1.81
Granted during the year	200,000	$0.40
Exercised and returned during the year	(67)	$1.00
Forfeited during the year	(730,466)	$2.11

Balance, December 31, 2002	5,205,717	$1.46
Granted during the year	2,710,400	$0.38
Exercised and returned during the year	(110,000)	$0.31
Forfeited during the year	(477,650)	$3.67

Balance, December 31, 2003	7,328,467	$0.94

Exercisable, December 31, 2001	3,939,974	$1.85

Exercisable, December 31, 2002	4,381,946	$1.46

Exercisable, December 31, 2003	6,840,134	$0.97

     The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Number of	Contractual Life	Number of	Contractual Life
Exercise Price	Options	(Years)	Options	(Years)
$0.250 - $1.000	6,137,867	3.42	5,649,534	3.23
$1.140 - $2.000	559,000	2.26	559,000	2.26
$2.020 - $3.000	302,000	2.48	302,000	2.48
$3.250 - $5.000	132,600	2.17	132,600	2.17
$5.500 - $8.000	197,000	2.72	197,000	2.72

	7,328,467		6,840,134

     The weighted average fair value per option as of grant date was $0.21 for stock options granted during the year ended December 31, 2003. The determination of the fair value of all stock options granted during the year ended December 31, 2003 was based on (i) risk-free interest rate of 2.28%, (ii) expected option lives of three years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company’s common stock of 100%, and (iv) no expected dividends on the underlying stock.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The weighted average fair value per option as of grant date was $0.58 for stock options granted during the year ended December 31, 2002. The determination of the fair value of all stock options granted during the year ended December 31, 2002 was based on (i) risk-free interest rate of 5.01%, (ii) expected option lives ranging from 1 to 4 years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company’s common stock of 100%, and (iv) no expected dividends on the underlying stock.

     The weighted average fair value per option as of grant date was $0.21 for stock options granted during the year ended December 31, 2001. The determination of the fair value of all stock options granted during the year ended December 31, 2001 was based on (i) risk-free interest rate of 5.3%, (ii) expected option lives ranging from 1 to 7 years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company’s common stock of 100%, and (iv) no expected dividends on the underlying stock.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases

     The Company leases office and medical facilities under various non-cancelable operating leases. Approximate future minimum payments under these leases for the years subsequent to December 31, 2003 are as follows:

	Annual	Sublease	Net Minimum
	Amount	Amount	Payment
2004	$868,000	$239,000	$629,000
2005	860,000	247,000	613,000
2006	699,000	195,000	504,000
2007	504,000	197,000	307,000
2008	242,000	129,000	113,000
Thereafter	592,000	534,000	58,000

Total	$3,765,000	$1,541,000	$2,224,000

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

2004	$1,447,000
2005	610,000
2006	240,000

$2,297,000

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

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investigation

     In June 2003, the Company was informed that the U.S. Attorneys’ Office in Wilmington, Delaware was conducting an investigation of the Company. The Company fully cooperated with the U.S. Attorneys’ Office and on February 9, 2004 the investigation was terminated.

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

YEAR ENDED DECEMBER 31, 2003	PSN	Pharmacy	Laboratory	Total
Revenues from external customers	$143,874,000	$—	$—	$143,874,000
Intersegment revenues from discontinued business segments	—	1,216,000	—	1,216,000
Interest expense and penalties	107,000	174,000	—	281,000
Depreciation and amortization	149,000	85,000	—	234,000
Revenues from discontinued business segments	—	12,906,000	—	12,906,000
Segment gain (loss) before allocated overhead	11,522,000	(1,488,000)	—	10,034,000
Allocated corporate overhead	3,686,000	1,946,000	—	5,632,000
Segment assets	8,214,000	83,000	—	8,297,000
Segment gain (loss) after allocated overhead	7,836,000	(3,434,000)	—	4,402,000

Included in allocated corporate overhead in 2003 was interest revenue of $27,000, interest expense of #1,216,000 and depreciation and amortization of $506,000. In addition, corporate assets were $927,000.

YEAR ENDED DECEMBER 31, 2002	PSN	Pharmacy	Laboratory	Total
Revenues from external customers	140,064,000	—	—	140,064,000
Intersegment revenues from discontinued business segments	—	1,174,000	—	1,174,000
Interest expense and penalties	16,000	24,000	—	40,000
Depreciation and amortization	397,000	95,000	10,000	502,000
Revenue from discontinued business segments	—	12,875,000	886,000	13,761,000
Segment gain (loss) before allocated overhead	(4,996,000)	(1,767,000)	(1,448,000)	(8,211,000)
Allocated corporate overhead	5,446,000	2,970,000	454,000	8,870,000
Segment assets	5,662,000	3,419,000	—	9,081,000
Segment gain (loss) after allocated overhead	(10,442,000)	(4,737,000)	(1,902,000)	(17,081,000)

Included in allocated corporate overhead in 2002 was interest revenue of $23,000, interest expense of $2,405,000 and depreciation and amortization of $549,000. In addition, corporate assets were $1,078,000.

YEAR ENDED DECEMBER 31,2001	PSN	Pharmacy	Laboratory	Total
Revenues from external customers	128,186,000	—	—	128,186,000
Intersgement revenues	—	296,000	—	296,000
Interest and penalties	—	42	—	42

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEAR ENDED DECEMBER 31,2001	PSN	Pharmacy	Laboratory	Total
Depreciation and amortization	355,000	15,000	10,000	380,000
Revenues from discontinued business segments	—	2,781,000	563,000	3,344,000
Segment gain (loss) before allocated overhead	6,142,000	(744,000)	(559,000)	4,839,000
Allocated corporate overhead	3,911,000	860,000	437,000	5,208,000
Segment assets	12,292,000	2,388,000	1,544,000	16,224,000
Segment gain (loss) after allocated overhead	2,231,000	(1,604,000)	(996,000)	(369,000)

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

     In June 2003, the Company was informed that the U.S. Attorneys’ Office in Wilmington, Delaware was conducting an investigation of the Company. The Company fully cooperated with the U.S. Attorneys’ Office and on February 9, 2004 the investigation was terminated.

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

NOTE 15. VALUATION AND QUALIFYING ACCOUNTS

     Activity in the Company’s Valuation and Qualifying Accounts consists of the following:

	Year Ended December 31,
	2003	2002	2001
Allowance for doubtful accounts-continuing operations
Balance at beginning of period	$4,648,000	$4,734,000	$5,065,000
Charged to costs and expenses	100,000	770,000	1,063,000
Deductions	(2,209,000)	(856,000)	(1,394,000)

Balance at end of period	$2,539,000	$4,648,000	$4,734,000

Allowance for doubtful accounts-discontinued operations:
Balance at beginning of period	$314,756	$13,925	$—
Charged to costs and expenses	786,576	300,831	208,490
Deductions	(1,101,332)	—	(194,565)

Balance at end of period	$—	$314,756	$13,925

Deferred tax asset valuation allowance:
Balance at beginning of period	$13,154,000	$6,765,000	$7,221,000
Additions	—	6,389,000	—
Deductions	(1,449,000)	—	(456,000)

Balance at end of period	$11,705,000	$13,154,000	$6,765,000

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements

(3) Exhibits

Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

METROPOLITAN HEALTH NETWORKS, INC.
EXHIBIT INDEX

Year Ended December 31, 2003

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws (1)

10.1	Physician Practice Management Participation Agreement, dated August 2, 2001, between Metcare of Florida, Inc. and Humana, Inc. (2) (3)

10.2	Letter of Agreement, dated February 2003, between Metcare of Florida, Inc. and Humana, Inc.*(5)

10.2	2001 Stock Option Plan (2)

10.3	Employment Agreement, dated January 1, 2001, between the Company and Debra A. Fennel (2)

10.4	Employment Agreement, dated January 5, 2004 between the Company and Michael M. Earley (4)

10.5	Termination Agreement, dated October 24, 2003, between the Company and Fred Sternberg*

10.6	Supplemental Stock Option Plan*

14.1	Code of Ethics (4)

21.1	Subsidiaries (4)

23.1	Consent of the Independent Auditors

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Commission on October 29, 1996 (No. 333-5884-A)

(2)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 24, 2001 (No. 333-61566)

(3)	Portions of this document have been omitted and were filed separately with the SEC on or about August 2, 2001 pursuant to a request for confidential treatment

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 22, 2004.

(5)	Portions of this document have been omitted and were filed separately with the SEC on July 28, 2004 pursuant to a request for confidential treatment.

(b) Reports on Form 8-K filed during the quarter ended December 31, 2003

October 29, 2003: Disclosure of resignation of Fred Sternberg as Chairman and from the Board under Item 5

November 14, 2003: Disclosure of sale of pharmacy assets under Item 2

SIGNATURES

Pursuant to the requirements of the Securities Act, as amended, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th of July 2004.

METROPOLITAN HEALTH NETWORKS, INC.
By:	/s/ MICHAEL M. EARLEY
Michael M. Earley, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Act, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

July 28, 2004	/s/ MICHAEL M. EARLEY

Michael M. Earley
President, Chief Executive Officer and Director

July 28, 2004	/s/ DAVID S. GARTNER

David S. Gartner
Chief Financial Officer

July 28, 2004	/s/ DEBRA FINNEL

Debra Finnel
Chief Operating Officer and Director

July 28, 2004	/s/ KARL SACHS

Karl Sachs
Director

July 28, 2004	/s/ MARTIN HARRISON

Martin Harrison
Director

July 28, 2004	/s/ SALOMON MELGEN

Salomon Melgen
Director