Form 10-Q
period 2004-06-30
METROPOLITAN HEALTH NETWORKS INC
filed 2004-08-10
CIK 1009379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [ X ]

No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]

No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding as of July 31, 2004

Common Stock par value $.001

45,793,833

#

Metropolitan Health Networks, Inc.

Index

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets
	as of June 30, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of
	Operations for the Three and Six Months
	Ended June 30, 2004 and 2003	4

	Condensed Consolidated Statements of
	Cash Flows for the Six Months
	Ended June 30, 2004 and 2003	5

	Notes to Condensed Consolidated
	Financial Statements	6-12

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of
	Operations	13-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities and Use of Proceeds	21

Item 3.	Default Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security
	Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES		23

#

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and equivalents	$ 5,381,610	$ 2,176,204
Accounts receivable, net of allowance	1,532,444	2,138,690
Inventory	295,289	304,248
Other current assets	1,099,485	833,112
TOTAL CURRENT ASSETS	8,308,828	5,452,254
CERTIFICATES OF DEPOSIT - restricted	1,000,000	1,000,000
PROPERTY AND EQUIPMENT, net	590,818	659,682
GOODWILL, net	1,992,133	1,992,133
OTHER ASSETS	114,696	119,660
TOTAL ASSETS	$ 12,006,475	$ 9,223,729

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY IN ASSETS)
CURRENT LIABILITIES
Advances from HMO	$ -	$ 164,536
Accounts payable	358,089	1,756,347
Accrued expenses	1,473,482	1,413,195
Current maturities of capital lease obligations	36,564	104,315
Current maturities of long-term debt	600,000	975,169
Payroll taxes payable	102,116	3,408,736
TOTAL CURRENT LIABILITIES	2,570,251	7,822,298

CAPITAL LEASE OBLIGATIONS	-	3,092
LONG-TERM DEBT	584,500	1,901,000
TOTAL LIABILITIES	3,154,751	9,726,390

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY/(DEFICIENCY IN ASSETS)
Preferred stock, par value $.001 per share; stated value $100 per share;
10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
45,779,033 and 38,527,699 issued and outstanding, respectively	45,779	38,527
Additional paid-in capital	35,383,618	31,343,887
Accumulated deficit	(26,936,253)	(32,238,333)
Common stock issued for services to be rendered	(141,420)	(146,742)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIENCY IN ASSETS)	8,851,724	(502,661)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY IN ASSETS)	$ 12,006,475	$ 9,223,729

See accompanying notes - unaudited

#

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended June 30,		For the three months ended June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$ 77,097,229	$ 72,741,924	$ 38,554,033	$ 35,865,376

EXPENSES
Direct medical costs	63,778,899	61,808,151	30,541,096	29,966,357
Payroll, payroll taxes and benefits	4,331,957	3,713,016	2,393,183	1,813,645
Medical supplies	862,500	891,399	351,120	462,813
Depreciation and amortization	213,269	340,627	90,746	173,146
Rent and leases	564,115	481,628	288,205	265,875
Consulting expense	248,558	724,836	106,367	317,560
General and administrative	1,371,801	1,455,531	669,957	886,421
TOTAL EXPENSES	71,371,099	69,415,188	34,440,674	33,885,817

INCOME BEFORE OTHER INCOME (EXPENSE)	5,726,130	3,326,736	4,113,359	1,979,559
OTHER INCOME (EXPENSE):
Interest and penalty expense	(185,722)	(727,294)	(46,582)	(340,924)
Other income	19,623	14,480	2,074	10,694
TOTAL OTHER INCOME (EXPENSE)	(166,099)	(712,814)	(44,508)	(330,230)
INCOME FROM CONTINUING OPERATIONS	5,560,031	2,613,922	4,068,851	1,649,329
DISCONTINUED OPERATIONS:
Loss from operations of discontinued business segments	(57,951)	(950,531)	(11,577)	(701,635)
Reserve on note receivable - pharmacy	(200,000)	-	(200,000)	-
TOTAL DISCONTINUED OPERATIONS	(257,951)	(950,531)	(211,577)	(701,635)
NET INCOME	$ 5,302,080	$ 1,663,391	$ 3,857,274	$ 947,694

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	43,723,769	33,337,802	45,741,056	34,390,168
INCOME FROM CONTINUING OPERATIONS:
Basic	$ 0.13	$ 0.08	$ 0.09	$ 0.05
Diluted	$ 0.12	$ 0.06	$ 0.08	$ 0.04
LOSS FROM DISCONTINUED OPERATIONS:
Basic	$ (0.01)	$ (0.03)	$ (0.01)	$ (0.02)
Diluted	$ (0.01)	$ (0.02)	$ -	$ (0.02)
NET EARNINGS PER SHARE:
Basic	$ 0.12	$ 0.05	$ 0.08	$ 0.03
Diluted	$ 0.11	$ 0.04	$ 0.08	$ 0.02

See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,302,080	$ 1,663,391
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	191,456	340,628
Reserve on note receivable - pharmacy	200,000	-
Amortization of discount on notes payable	86,685	95,477
Stock issued for interest and late fees	578	80,000
Stock issued for compensation and services	48,000	242,560
Amortization of securities issued for professional services	65,989	119,572
Changes in assets and liabilities:
Accounts receivable, net	606,246	(70,014)
Inventory	8,959	(20,236)
Other current assets	(466,373)	(299,887)
Net change in operating assets held for sale	-	42,938
Other assets	(49,555)	(23,886)
Accounts payable and accrued expenses	(1,337,971)	(336,354)
Payroll taxes payable	(3,306,620)	170,722
Total adjustments	(3,952,606)	341,520
Net cash provided by operating activities	1,349,474	2,004,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of restricted certificates of deposit	-	(50,000)
Capital expenditures	(68,073)	(85,670)
Net cash used in investing activities	(68,073)	(135,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	-	602,068
Repayments on notes payable	(763,354)	(1,124,900)
Repayments on capital lease obligations	(70,843)	(82,310)
Net proceeds from issuance of common stock	3,008,238	-
Repurchase of warrants	(85,500)	-
Repayments to HMO	(164,536)	(972,804)
Net cash provided by/(used in) financing activities	1,924,005	(1,577,946)
NET INCREASE IN CASH AND EQUIVALENTS	3,205,406	291,295
CASH AND EQUIVALENTS - BEGINNING	2,176,204	399,614
CASH AND EQUIVALENTS - ENDING	$ 5,381,610	$ 690,909

See accompanying notes - unaudited

#

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.  See “Note 5.  Business Segment Information” for additional information regarding the Company’s business segments.

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

The effective tax rate for the three and six months ended June 30, 2004 differed from the federal statutory rate due principally to a decrease in the deferred tax asset valuation allowance.

REVENUES

Revenues are recorded when services are rendered. Revenues from one health maintenance organization (“HMO”) accounted for approximately 99% of the Company’s total revenues for the three and six months ended June 30, 2004 and 2003.

Contracts with the HMO renew automatically unless cancelled by either party with 180-day notice.  These contracts are in effect through December 31, 2004 and the Company expects the contracts to continue for the foreseeable future.

RECLASSIFICATION

Certain amounts reported in the comparative financial statements have been reclassified to conform to the presentation for the periods ended June 30, 2004.

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

ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004	December 31, 2003
HMO accounts receivable, net	$ 1,316,000	$ 1,780,000
Non-HMO accounts receivable, net	216,000	359,000
Accounts receivable	$ 1,532,000	$ 2,139,000

In the health care industry, estimates often change as a result of one or more future confirming events.  With regard to revenues, expenses and receivables arising from agreements with the HMO, the Company estimates amounts it believes will ultimately be realizable through the use of judgments and assumptions. It is possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

Direct medical costs are based in part upon estimates of claims incurred but not reported (“IBNR”) and estimates of retroactive adjustments or unsettled costs to be applied by the HMO. The IBNR estimates are made by the HMO utilizing actuarial methods and are continually evaluated by management of the Company, based upon its specific claims experience.  The estimates of retroactive adjustments or unsettled costs to be applied by the HMO are based upon current agreements and understandings with the HMO to modify certain amounts previously charged to the Company’s fund balances.  Management believes its estimates of IBNR claims and estimates of retroactive adjustments are reasonable, however, it is possible the Company's estimate of these costs could change in the near term, and those changes may be material.

From time to time the Company is charged for certain medical expenses which it believes it is not liable for under its contracts with the HMO. In connection therewith, the Company was contesting certain costs aggregating to approximately $4.2 million as of June 30, 2004. Management’s estimate of recovery on these contestations is determined based upon its judgment and its consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors. Accordingly, accounts receivable due from the HMO include approximately $835,000, which represents estimated recovery of contestations outstanding at June 30, 2004.  It is possible the Company’s estimate of these recoveries could change in the near term, and those changes may be material.

Non-HMO accounts receivable, aggregating to approximately $2.9 million at June 30, 2004 relate principally to medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible (approximately $2.7 million). Management’s estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors, however it is possible the Company’s estimate of uncollectible amounts could change in the near term, and those changes may be material.   Non-HMO accounts receivable included approximately $2.0 million from operations discontinued in prior years.  Although the Company seeks to collect such accounts receivable, it has previously established a reserve for these balances.

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

NET INCOME PER SHARE

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants, convertible debt and preferred stock to purchase or convert into shares of common stock.

	For the six months ended June 30,		For the three months ended June 30,
	2004	2003	2004	2003
Net Income from continuing operations	$ 5,560,031	$ 2,613,922	$ 4,068,851	$ 1,649,329
Less: Preferred stock dividend	(25,000)	(25,000)	(12,500)	(12,500)
	5,535,031	2,588,922	4,056,351	1,636,829
Loss from discontinued operations	(257,951)	(950,531)	(211,577)	(701,635)
Income available to common shareholders	$ 5,277,080	$ 1,638,391	$ 3,844,774	$ 935,194
Denominator:
Weighted average common shares outstanding, basic	43,723,769	33,337,802	45,741,056	34,390,168
Basic earnings per common share	$ 0.12	$ 0.05	$ 0.08	$ 0.03

Net Income	$ 5,302,080	$ 1,663,391	$ 3,857,274	$ 947,694
Interest on convertible securities	2,565	185,795	-	77,915
	$ 5,304,645	$ 1,849,186	$ 3,857,274	$ 1,025,609
Denominator:
Weighted average common shares outstanding, basic	43,723,769	33,337,802	45,741,056	34,390,168
Common share equivalents of outstanding stock:
Convertible preferred	1,301,876	4,901,963	1,001,210	5,857,691
Convertible debt	183,162	6,765,117	-	6,765,117
Options	2,264,847	-	2,452,386	-
Warrants	365,920	-	432,088	-
Weighted average common shares outstanding, diluted	47,839,574	45,004,882	49,626,740	47,012,976
Diluted earnings per common share	$ 0.11	$ 0.04	$ 0.08	$ 0.02

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

STOCK COMPENSATION

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

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

Accordingly, compensation expense for options granted to employees is recorded to the extent the market value of the underlying stock exceeds the exercise price at the date of grant.  If compensation cost had been determined based on the fair value at the grant date for awards in the three and six months ended June 30, 2004 and 2003, consistent with the provisions of SFAS 123, the Company's net income and income per share would have been reduced to the pro-forma amounts indicated below:

	For the six months ended June 30,		For the three months ended June 30,
	2004	2003	2004	2003
Net Income	$ 5,302,080	$ 1,663,391	$ 3,857,274	$ 947,694
Less: Total stock-based employee compensation
expense determined using the fair value
method, net of related tax	34,273	39,422	17,171	15,273

Adjusted net income	$ 5,267,807	$ 1,623,969	$ 3,840,103	$ 932,421

Earnings per share:
Basic, as reported	$ 0.12	$ 0.05	$ 0.08	$ 0.03
Basic, pro forma	$ 0.12	$ 0.05	$ 0.08	$ 0.03
Diluted, as reported	$ 0.11	$ 0.04	$ 0.08	$ 0.02
Diluted, pro forma	$ 0.11	$ 0.04	$ 0.08	$ 0.02

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities," a revision to FIN 46, which was issued in January 2003.  Under FIN 46R, a variable interest entity must be consolidated by a company if that company is subject to a majority of the entity's expected losses or entitled to receive a majority of the entity's expected residual returns or both.  FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.  The consolidation requirements apply to existing entities in the first reporting period that ends after March 15, 2004.  Adoption of FIN 46R did not have a material impact on the Company’s financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2.  DEBT

As of June 30, 2004, the Company had $1,150,000 in principal amount of debt.  During the first six months of 2004, the Company repaid $763,000 of long-term debt and restructured a $1.2 million note due May 2004 (the “Note”).

The new terms of the Note provide for monthly payments of $50,000 plus interest over twenty-four months beginning June 2004, with interest at 12%.  There is no prepayment penalty for early repayment of the Note.  Upon an uncured event of default, the Note will be automatically converted into 6% Convertible Debentures with a principal amount equal to the principal amount and accrued interest outstanding under the Note.  The Company issued 100,000 shares of common stock in conjunction with the restructuring of the Note.

NOTE 3.  STOCKHOLDERS’ EQUITY

In February 2004, the Company issued an aggregate of 5,004,999 shares of common stock (the “Private Placement Shares”) at a price of $0.60 per share to 24 accredited investors and 1 non-accredited investor.  The Company received $2,953,000 in net proceeds from the sale of these Private Placement Shares.

In January 2004, an investor exercised its option to convert the balance of a 6% Convertible Debenture dated May 24, 2002 in the amount of $715,000 into shares of the Company’s common stock. The stock was converted at $0.57 per share and 1,258,372 shares of common stock were issued.

In March 2004, an investor exercised his option to convert a 6% Convertible Debenture dated August 16, 2002 in the amount of $168,000 into shares of the Company’s common stock. The stock was converted at $0.43 per share and 390,698 shares of common stock were issued.

In March 2004, the Company issued 220,000 shares of common stock to an investor for $0.60 per share in satisfaction of a Promissory Note, dated August 16, 2002 issued by the Company to the investor in the principal amount of $132,000.

In March 2004, the Company issued 100,000 shares of common stock to an investor as a fee in connection with its agreement to extend a $1.2 million Promissory Note issued by the Company, due May 24, 2004 (the “Note”).

On February 4, 2004, the Company hired a new General Counsel and issued to him stock options to purchase an aggregate of 150,000 shares of Common Stock, subject to certain anti-dilution protections, exercisable at $0.67 per share and vesting over a three year period.  The options, if not exercised, will expire five years from the date of vesting.

In addition, during the first six months of 2004 the Company issued 277,264 shares of common stock relating to the exercise of stock options, warrants and board compensation.  Also, in June 2004 the Company repurchased warrants to acquire 427,500 common shares at $0.68 for an aggregate purchase price of $85,500.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is party to certain claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a material adverse effect on the financial position or the results of operations of the Company.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PAYROLL TAXES PAYABLE

In February 2004, the Company was successful in negotiating a settlement with the IRS on its outstanding payroll tax liabilities for an amount totaling approximately $3.3 to $3.4 million.  To date, $3.3 million of this settlement has been paid with the balance to be paid once the IRS has determined the final settlement amount.

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

The PSN segment also includes all costs related to the Company’s consideration and development of an HMO.

SIX MONTHS ENDED JUNE 30, 2004	PSN	Pharmacy	Total
Revenues from external customers	$ 77,097,000	$ -	$ 77,097,000
Segment gain (loss) before allocated overhead	8,079,000	(258,000)	7,821,000
Allocated corporate overhead	2,519,000	-	2,519,000
Segment gain (loss) after allocated overhead	5,560,000	(258,000)	5,302,000

SIX MONTHS ENDED JUNE 30, 2003	PSN	Pharmacy	Total
Revenues from external customers	$ 72,742,000	$ -	$ 72,742,000
Intersegment revenues from discontinued business segments	-	671,000	671,000
Revenues from discontinued business segments	-	7,381,000	7,381,000
Segment gain (loss) before allocated overhead	5,630,000	(940,000)	4,690,000
Allocated corporate overhead	1,806,000	1,221,000	3,027,000
Segment gain (loss) after allocated overhead	3,824,000	(2,161,000)	1,663,000

THREE MONTHS ENDED JUNE 30, 2004	PSN	Pharmacy	Total
Revenues from external customers	$ 38,554,000	$ -	$ 38,554,000
Segment gain (loss) before allocated overhead	5,432,000	(212,000)	5,220,000
Allocated corporate overhead	1,363,000	-	1,363,000
Segment gain (loss) after allocated overhead	4,069,000	(212,000)	3,857,000

THREE MONTHS ENDED JUNE 30, 2003	PSN	Pharmacy	Total
Revenues from external customers	$ 35,865,000	$ -	$ 35,865,000
Intersegment revenues from discontinued business segments	-	354,000	354,000
Revenues from discontinued business segments	-	3,475,000	3,475,000
Segment gain (loss) before allocated overhead	3,285,000	(691,000)	2,594,000
Allocated corporate overhead	949,000	697,000	1,646,000
Segment gain (loss) after allocated overhead	2,336,000	(1,388,000)	948,000

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6.  SUBSEQUENT EVENTS

The Company acquired a seventh wholly-owned physician practice effective August 1, 2004. Located in Broward County, Florida, this multi-specialty practice serves approximately 1,100 Humana Medicare Advantage members and several hundred fee-for-service patients.  The Company assumed the ongoing operating expenses of the office and the full risk for the Medicare Advantage members, consistent with the Company’s business model.  No other consideration was involved in the transaction.

#

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Sections of this Quarterly Report contain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Report containing the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” “could,” “should,” “may,” and similar expressions may be deemed to create forward-looking statements. Accordingly, such statements, including without limitation, those relating to our future business, prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they may appear in this document or in other statements attributable to us, involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Specifically, this Quarterly Report contains forward-looking statements, including the following:

•	our ability to renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties;

•	our ability to enhance the services we provide to our members;

•	our ability to strengthen our medical management capabilities;

•	our ability to improve our physician network;

•	our ability to establish business relationships and expand into new geographic markets;

•	our ability to service our indebtedness, make capital expenditures and respond to capital needs; and

•	our ability to restructure any of our debt or current liabilities.

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

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

OVERVIEW

The Company was incorporated in the State of Florida in January 1996, and began operations as a physician practice group.  During the late 1990’s Metcare acquired a number of physician practices and ancillary service providers.  In late 1999, the group practice strategy was abandoned, in favor of developing a managed care business.

The first managed care risk contract was secured with Humana in 1999.  In 2000, an additional contract was secured to manage all of Humana’s Medicare Advantage lives in the Daytona, Florida area (Flagler and Volusia Counties).   As of June 30, 2004 the Daytona contract accounted for over 19,000 lives or 77% of the Company’s total Medicare Advantage lives.  The balance of the Company’s Humana members, approximating 6,000 in number, resided in South Florida (Palm Beach, Broward and Miami-Dade Counties).

The Company is currently pursuing a business plan to develop and license its own Medicare Advantage HMO to operate in certain Florida markets underserved by this program.  Management does not intend to compete in markets in which it is contracted with Humana and views this growth strategy as an extension of its existing core competency and organization.  The current plan calls for operations to begin in 2005. Management believes that the proposed development efforts, required reserve requirements and start-up costs for the HMO can be funded by the Company’s current resources and projected cash flows from operations.

Although the Company has operated as a risk provider since 1999, it has not operated as a HMO.  To successfully operate a HMO the Company believes it will have to develop the following capabilities, among others: sales and marketing, customer service, claims administration and regulatory compliance. No assurances can be given that the Company will be successful in developing, licensing or operating the new plan.

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

Use of Estimates-PSN

In HMO-PSN arrangements, accounts receivable estimates often change as a result of one or more future confirming events.  With regard to revenues, expenses and resulting accounts receivable arising from agreements with Humana, the Company estimates amounts it believes will ultimately be realizable through the use of judgments and assumptions. Contractual terms with an HMO are sometimes complex and at times subject to different interpretation by the Company and Humana. As a result, certain revenue, expense and accounts receivable estimates may change from amounts previously recorded in the financial statements and may require subsequent adjustments.  To assist in estimating and collecting amounts due from Humana, the Company has contracted with outside consultants that have worked closely with Humana or other HMOs for extended periods of time.  These consultants provide numerous services including, but not limited to, revenue, expense and accounts receivable analysis, and monthly claims and contestation analysis.  However, it is possible that actual results may differ from the estimates.

Direct medical expenses include costs incurred directly by the Company and costs paid by the HMO on the Company’s behalf.  These costs also include estimates of claims incurred but not reported (“IBNR”), estimates of retroactive adjustments to be applied by Humana and adjustments for charges for which the Company believes it is not liable (“contestations”). The IBNR estimates are made by Humana utilizing actuarial methods and are continually evaluated and adjusted by management of the Company, based upon its specific claims experience and input from outside consultants.  The Company bases its estimates of retroactive adjustments on agreements with the HMO to modify previous charges.  Some of these adjustments have been quantified while others involve situations where Humana has agreed the charges were processed at incorrect rates, but the amount of the correction has not yet been quantified.  Contestations involve charges where the Company, with the assistance of its consultants, contest certain expenses charged by the HMO.  The estimate of direct medical expense includes an estimated recovery of 20% of outstanding contestations with Humana.  It is possible that estimates of such recoveries could change and the effect of the change could be material.

Accounts receivable from Humana represents the Company’s interpretation of the contract with Humana and Humana’s payment patterns.  Collection times on these accounts often exceed normal collection periods.

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

RESULTS OF OPERATIONS

The Company recognized revenues of $38.6 million for the quarter ended June 30, 2004 compared to $35.9 million in the prior year quarter, an increase of $2.7 million, or 7.5%. Net income for the 2004 second quarter was $3.9 million compared to $948,000 for the quarter ended June 30, 2003, an improvement of $2.9 million.  The 2003 quarter included approximately $702,000 in losses related to the Company’s discontinued pharmacy operations, compared to $212,000 in the current year quarter.   Net income per share was $0.08 for the quarter ended June 30, 2004 compared to  $0.03 in the prior year quarter.  The increase in the net income per share for three months ended June 30, 2004 was partially offset by an increase in the number of weighted average shares outstanding, from 34,390,168 at June 30, 2003 to 45,741,056 in the current year.

The Company was credited with Medicare funding increases for 2004 in the second quarter, which were applied retroactive to January 1, 2004. While the Company included an estimate for the funding increase in the first quarter, approximately $600,000 and $400,000 of additional funding and profits, respectively, were received in excess of that estimate.

For the six months ended June 30, 2004, the Company recognized revenues of $77.1 million compared to $72.7 million in the prior year, an increase of $4.4 million or 6.0%.  Net income for the 2004 period was $5.3 million compared to $1.7 million for the six months ended June 30, 2003, an improvement of $3.6 million.  The 2003 period included approximately $951,000 in losses related to its discontinued pharmacy operations, compared to $258,000 in the current year period.   Net income per share was $0.12 for the six months ended June 30, 2004 compared to $0.05 in the prior year period.  The increase in the net income per share for six months ended June 30, 2004 was partially offset by an increase in the number of weighted average shares outstanding, from 33,337,802 at June 30, 2003 to 43,723,769 in the current year.

The Company operated two business segments in 2003, managed care and direct medical services (PSN) and pharmacy.  The Company disposed of its pharmacy division in November 2003 and, accordingly, the operations of the pharmacy division are reported as discontinued operations.  The remaining PSN segment, prior to allocation of corporate overhead, reported an increase in income as a percentage of revenue, from 9.2% in the second quarter of 2003 to 14.1% in the current year period, and from 7.7% in the first six months of 2003 to 10.5% in 2004.

Total Medicare Advantage lives declined approximately 1,100 members from June 30, 2003 to a membership of a 25,100 at June 30, 2004.  Approximately 500 of this decrease related to a Broward County physician practice which was terminated from the Company’s network in August 2003, the balance attributable to net attrition.    Attrition has slowed considerably in 2004, the result of the increased funding provided by the Medicare Modernization Act, or MMA, which was signed into law in December 2003, and the Company’s June 30, 2004 enrollment is virtually the same as its March 31, 2004 enrollment.  Management believes this improving trend will continue and expects net increases in enrollment over the balance of 2004.  The MMA funding increases are intended to both offset medical cost inflation and to allow enhanced plan benefit design to encourage increased participation in Medicare Advantage plans.

Quarter ended June 30, 2004

REVENUES

Revenues for the quarter ended June 30, 2004 increased $2.7 million, or 7.5%, over the prior year, from $35.9 million to $38.6 million.  PSN revenues from Humana increased 7.9%, from $35.5 million to $38.3 million.  Approximately $4.9 million in incremental revenues were generated by Medicare funding increases that averaged 11.7% in the Daytona market and 14.8% in South Florida.  These increases were partially offset by net declines in membership, resulting in approximately $1.4 million in reduced revenue.  In addition, effective August 1, 2003 the Company cancelled its risk arrangement with one of its South Florida centers due to noncompliance with the Company’s policies and procedures, resulting in a funding decrease of $725,000.

Non-Humana revenue for Metcare’s wholly owned physician practices in the second quarter of 2004 declined $102,000 over the same period in 2003, to a total of $238,000.  The Company operated six physician practices and an oncology center in both quarters.

EXPENSES

Operating expenses for the quarter ended June 30, 2004 increased $555,000 over the prior year quarter, from $33.9 million to $34.4 million, but improved as a percentage of revenue from 94.5% in 2003 to 89.3% in the current year.  Direct medical costs, the largest component of expense, represents costs associated with providing services of the PSN operation including direct medical payments to physicians, hospitals and ancillary service providers on a capitated or fee for service basis. Direct medical costs for the second quarter of 2004 were $30.5 million compared to $30.0 million for 2003. As a percentage of PSN revenues, direct medical costs improved from 84.4% in 2003 quarter to 79.7% in the 2004 period.   While Humana enhanced its 2004 Medicare Advantage benefit plans in the Company’s markets, increased Medicare funding and favorable medical utilization more than offset the increased benefit costs.  In addition, there was an $807,000 decrease due to the cancellation of a South Florida center combined with decreases due to a decline in the number of patients in our network.

Salaries and benefits for the 2004 quarter was $2.4 million, an increase of $580,000 over the prior year’s total of $1.8 million.  As a result of the Company’s improved performance in 2004, the 2004 quarter included $500,000 in incremental accrued bonus and pension expenses, with salary increases and increased benefit costs accounting for the balance of the increase.

Medical supplies were $351,000 for the 2004 quarter, compared to $463,000 in 2003.  Medical supply costs are incurred in all the Company’s medical offices, but most prominently in the Company’s Daytona oncology offices, accounting for 96.6% of the 2004 expense.  The reduction correlates to the decline in the amount of Humana lives and fee-for-service billings, as indicated above.

Depreciation and amortization for the quarter ended June 30, 2004 totaled $91,000, a 47.6% decrease over the prior year total of $173,000, as many of the Company’s fixed assets are fully depreciated.

Rents and leases for the quarter ended June 30, 2004 increased $22,000 (8.4%) over the prior year quarter, resulting from annual rent increases as per the terms of the property leases.

Consulting expense for the quarter decreased approximately $211,000 (66.5%), from $318,000 in 2003 to $106,000 in 2004.  Of the reduction, $88,000 resulted from the hiring of an oncologist, whereas in the prior year a consultant was utilized.  In addition, approximately $108,000 in savings was realized through a reduction in marketing and administrative consultants.

General and administrative expenses for the 2004 quarter amounted to $670,000, a decrease of $216,000 (24.4%) over the prior year quarter.  This was due to a $212,000 reduction in legal and accounting expenses primarily related to the prior year’s restructuring activities.

Other income and expenses for the quarter included a decrease in interest expense of $294,000 from the prior year due to the decreased average amount of debt and IRS obligations carried by the Company in the 2004 quarter as compared to the prior year quarter.

Losses related to the discontinued pharmacy operations for the quarter, were $212,000 in 2004 as compared to $702,000 in 2003.  The pharmacy operations were sold in November 2003.  Discontinued operations for the 2004 quarter included a $200,000 reserve on the note receivable from the purchaser of the pharmacy operations.  This note was due in May 2004 and is currently in default.

Six months ended June 30, 2004

REVENUES

Revenues for the six months ended June 30, 2004 increased $4.4 million, or 6.0%, over the prior year, from $72.7 million to $77.1 million.  PSN revenues from Humana increased 6.3%, from $72.0 million to $76.6 million.  Approximately $9.4 million in incremental revenues were generated by Medicare funding increases that averaged 11.7% in Daytona and 14.8% in South Florida.  These increases were partially offset by a net decrease in Medicare Advantage membership, resulting in approximately $3.4 million in reduced funding.  In addition, effective August 1, 2003 the Company cancelled its risk arrangement with one of its South Florida centers due to noncompliance with the Company’s policies and procedures, resulting in a funding decrease of $1.4 million.

Non-Humana revenue for Metcare’s wholly owned physician practices in the first six months of 2004 declined $200,000 over the same period in 2003, to a total of $545,000.  The Company operated six physician practices and an oncology center in both quarters.

EXPENSES

Operating expenses for the six months ended June 30, 2004 increased $2.0 million (2.8%) over the prior year, from $69.4 million to $71.4 million, but improved as a percentage of revenue from 95.4% in 2003 to 92.6% in the current year.  Direct medical costs, the largest component of expense, represents costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee for service basis. Direct medical costs for the first six months of 2004 were $63.8 million compared to $61.8 million for 2003.  As a percentage of PSN revenues, direct medical costs improved from 85.8% in the 2003 period to 83.3% in the current year. While Humana enhanced its 2004 Medicare Advantage benefit plans in the Company’s markets, increased Medicare funding and favorable medical utilization more than offset the increased benefit costs, despite the effects of a flu season that was the most severe in four years, resulting in increased hospital admissions and lengths of stay.  Additionally, there was a $1.6 million decrease due to the cancellation of a South Florida center combined with decreases due to a decline in the number of patients in our network.

Salaries and benefits for the six months of 2004 was $4.3 million, as compared to the prior year’s total of $3.7 million.  As a result of the Company’s improved performance in 2004, the 2004 period included $500,000 in incremental accrued bonus and pension expenses.  In addition, an increase of approximately $102,000 resulted from the hiring of an oncologist in late 2004, whereas in 2003 a consultant was utilized.  Savings of approximately $168,000 were realized through the closure of the Company’s hospitalist program in early 2003.  Salary increases combined with increased benefit costs accounted for the balance of the incremental expense.

Medical supplies were $862,000 for the 2004 period, compared to $891,000 in 2003.  Medical supply costs are incurred in all the Company’s medical offices, but most prominently in the Company’s Daytona oncology offices, accounting for 93.5% of the 2004 expense.  The reduction correlates to the decline in the amount of Humana lives and fee-for-service billings, as indicated above.

Depreciation and amortization for the six months ended June 30, 2004 totaled $213,000, a 37.4% decrease over the prior year total of $341,000, as many of the Company’s fixed assets are fully depreciated.

Rents and leases for the six months ended June 30, 2004 increased $82,000 over the prior year.  When the Company negotiated the lease for its new corporate office effective January 2003, it received certain rent concessions in the first quarter of 2003.  In addition, in 2004 the Company has incurred annual rent increases as per the terms of the property leases.

Consulting expense for the six months decreased approximately $476,000 (65.7%), from $725,000 in 2003 to $249,000 in 2004.  Of the reduction, $181,000 resulted from the hiring of an oncologist, whereas in the prior year a consultant was utilized.  In addition, approximately $283,000 in savings was realized through a reduction in marketing and administrative consultants and the closure of the Company’s hospitalist program in early 2003.

General and administrative expenses for the 2004 period amounted to $1.4 million, a decrease of $84,000 over the prior year.  Savings in legal and accounting expense of $45,000, combined with worker’s compensation insurance refunds of $62,000, were partially offset by increased insurance costs of $48,000.

Other income and expenses for the six months included a decrease in interest expense of $542,000 from the prior year due to the decreased average amount of debt and IRS obligations carried by the Company in the 2004 period as compared to the prior year.

Losses related to the discontinued pharmacy operations for the six months were $258,000 in 2004 as compared to $951,000 in 2003.  The pharmacy operations were sold in November 2003.  Discontinued operations for the 2004 period included a $200,000 reserve on the note receivable from the purchaser of the pharmacy operations.  This note was due in May 2004 and is currently in default.

LIQUIDITY AND CAPITAL RESOURCES

The Company reduced its current liabilities from $7.8 million to $2.6 million and its total liabilities from $9.7 million to $3.2 million during the six months ended June 30, 2004.  Most significantly, the Company settled its longstanding payroll tax obligation. The Company’s equity totaled $8.9 million at June 30, 2004 compared to a deficit of $503,000 at December 31, 2003.  Additionally, working capital improved from a deficit of $2.4 million at year-end 2003 to a surplus of $5.7 million at June 30, 2004, an improvement of $8.1 million.

In the six months ended June 30, 2004, the Company generated approximately $3.2 million of cash and equivalents.

Cash flows from operating activities constituted approximately $1.3 million of the $3.2 million. Net income of $5.3 million and accounts receivable, net of $606,000, were the largest sources of cash flow from operations. These sources of cash were partially offset by $3.3 million, $1.3 million and $466,000 of cash utilized for payroll taxes payable, accounts payable and accrued expenses, and other current assets.  In February 2004, the Company was successful in negotiating a settlement with the IRS on its outstanding payroll tax liabilities for an amount totaling approximately $3.3 to $3.4 million.  To date, $3.3 million of this settlement has been paid with the balance to be paid once the IRS has determined the final settlement amount.

Cash flow from investing activities had a minimal impact on the Company’s cash resources, utilizing only $68,000 for capital expenditures.

The Company’s financing activities provided the Company approximately $1.9 million of cash in the six months ended June 30, 2004.  The Company’s generation of approximately $2.9 million of cash from the issuance of stock was partially offset by the Company’s $1.0 million in loan, note and capital lease payments.  Substantially all of the cash generated by the Company from financing activities is attributable to approximately $2.9 million of net proceeds received by the Company in connection with a private placement of 5,005,000 shares of its common stock.  See Note 3 Stockholders’ Equity for a description of the private placement.

Although not reflected as a source or use of cash from financing activities on the Company’s consolidated statements of cash flow, in the six months ended June 30, 2004 the Company, at the election of debt holders, converted $1,015,000 in principal amount of long term debt into 1,869,070 shares of common stock.

Although not reflected as a source or use of cash from financing activities on the Company’s consolidated statements of cash flow, in the six months ended June 30, 2004 the Company successfully extended and modified the terms of a $1.2 in principal amount promissory note due May 2004 (the “Note”).

The new terms of the Note provide for monthly payments in the amount of $50,000 plus interest each month over twenty-four months beginning June 2004, with interest at 12%.  There is no prepayment penalty for early repayment of the Note.  Upon an uncured event of default, the Note will be automatically converted into the Company’s 6% Convertible Debentures with a principal amount equal to the principal amount and accrued interest outstanding under the Note.  The Company issued 100,000 shares of common stock in conjunction with the restructuring.

As of June 30, 2004, the balance on the Note was the Company’s only outstanding long-term debt obligation.

The Company anticipates that the proposed development efforts, required reserve requirements and start-up costs for an HMO can be funded by the Company’s current resources and projected cash flows from operations.

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

Intangible Asset Risk

We have a substantial amount of intangible assets.  Although at June 30, 2004, we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Our management, which includes our CEO and our CFO, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report.  Based upon that evaluation, our management has concluded that the design and operation of our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.

There have been no significant changes made in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

#

PART II   OTHER INFORMATION

ITEM 1.  SUMMARY OF LEGAL PROCEEDINGS

NONE

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2004, the Company issued an aggregate of 5,004,999 shares of common stock (the “Private Placement Shares”) at a price of $0.60 per share to 24 accredited investors and 1 non-accredited investor (collectively, the “Investors”). The Company received $2,953,000 in net proceeds from the sale of these shares. The shares of common stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The Investors received current information about the Company and had the opportunity to ask questions about the Company.

In January 2004, an accredited investor exercised its option to convert the balance of a 6% Convertible Debenture dated May 24, 2002 in the amount of $715,000 into shares of the Company’s common stock. The stock was converted at $0.57 per share and 1,258,372 shares of common stock were issued.  The shares of common stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

In March 2004, an accredited investor exercised his option to convert a 6% Convertible Debenture dated August 16, 2002 in the amount of $168,000 into shares of the Company’s common stock. The stock was converted at $0.43 per shares and 390,698 shares of common stock were issued.  The shares of common stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

In March 2004, the Company issued 220,000 shares of common stock to an accredited investor for $0.60 per share in satisfaction of a Promissory Note, dated August 16, 2002 issued by the Company to the investor in the principal amount of $132,000.  The shares of common stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

In March 2004, the Company issued 100,000 shares of common stock (the “Note Extension Shares”) to an accredited investor as a fee in connection with its agreement to extend a $1.2 million Promissory Note issued by the Company to the investor, due May 24, 2004 (the “Note”). The new terms of the Note provide for monthly payments in the amount of $50,000 plus interest each month over twenty-four months beginning June 2004, with interest at 12%.  There is no prepayment penalty for early repayment of the Note.  Upon an uncured event of default, the Note will be automatically converted into the Company’s 6% Convertible Debentures with a principal amount equal to the principal amount and accrued interest outstanding under the Note.  The Note Extension Shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.  In May 2004, the Company filed a Registration Statement on Form S-1 registering the sale of the Note Extension Shares.

On February 4, 2004, the Company hired a new General Counsel and issued to him stock options to purchase an aggregate of 150,000 shares of Common Stock, subject to certain anti-dilution protections, exercisable at $0.67 per share and vesting over a three year period.  The options, if not exercised, will expire five years from the date of vesting.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
4.1	$1,200,000 Promissory Note issued by Metropolitan Health Networks, Inc. to Global Capital Funding Group, L.P. (2)
4.2	Amendment No. 1, dated March 19, 2004, to $1,200,000 Promissory Note issued by Metropolitan Health Networks, Inc. to Global Capital Funding Group, L.P (3)
10.1	Physician Practice Management Participation Agreement, dated August 2, 2001, between Metcare of Florida, Inc. and Humana, Inc. (4) (5)
10.2	Letter of Agreement, dated February 2003, between Metcare of Florida, Inc. and Humana, Inc.(7)(8)
10.2	2001 Stock Option Plan (4)
10.3	Employment Agreement, dated January 1, 2001, between the Company and Debra A. Finnel (4)
10.4	Employment Agreement, dated January 5, 2004 between the Company and Michael M. Earley (6)
10.5	Termination Agreement, dated October 24, 2003, between the Company and Fred Sternberg (8)
10.6	Supplemental Stock Option Plan(8)
10.7	Employment Agreement, dated January 1, 2004 between the Company and David S. Gartner*
10.8	Employment Agreement, dated March 8, 2004 between the Company and Roberto L. Palenzuela*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

------------------------

* filed herewith

(1)

Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on October 29, 1996 (No. 333-5884-A).

(2)

Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Commission on July 5, 2002 (No. 333-92046).

(3)

Incorporated by reference to the Company ‘s Registration Statement filed with the Commission on May 28, 2004 (No. 333-116018).

(4)

Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 24, 2001 (No. 333-61566).

(5)

Portions of this document have been omitted and were filed separately with the SEC on or about August 2, 2001 pursuant to a request for confidential treatment.

(6)

Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 22, 2004.

(7)

Portions of this document have been omitted and were filed separately with the SEC on July 28, 2004 pursuant to a request for confidential treatment.

(8)

Incorporated by reference to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, as filed with the Commission on July 28, 2004.

(b)

Reports on Form 8-K:

The following current reports were filed on Form 8-K since the first quarter of 2004:

(1)

On July 28, 2004, a Current Report was filed under Item 5 and Item 7 related to the Company’s filing of an amendment to its Form 10-K for the year ended December 31, 2003.

(2)

On July 29, 2004, a Current Report was filed under Item 5 and Item 7 related to the Company’s entering into an agreement to operate a multi-specialty physician practice.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

METROPOLITAN HEALTH NETWORKS, INC.

Registrant

Date:  August 10, 2004

/s/ Michael M. Earley

Michael M. Earley

President and

Chief Executive Officer

Date:  August 10, 2004

 /s/ David S. Gartner

David S. Gartner

Chief Financial Officer

#

EXHIBIT 31.1

SARBANES-OXLEY ACT SECTION 302 CERTIFICATIONS

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

(b)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

(c)

Disclosed in this quarterly report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s second quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditor and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  August 10, 2004

  /s/ Michael M. Earley

Michael M. Earley

President and Chief Executive Officer

#

EXHIBIT 31.2

SARBANES-OXLEY ACT SECTION 302 CERTIFICATIONS

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

(b)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

(c)

Disclosed in this quarterly report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditor and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  August 10, 2004

  /s/ David S. Gartner

David S. Gartner

Chief Financial Officer

#

EXHIBIT 32.1

SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO\

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Metropolitan Health Networks, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael M. Earley, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 10, 2004

  /s/ Michael M. Earley_________________

Michael M. Earley

President and Chief Executive Officer

#

EXHIBIT 32.2

SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO\

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Metropolitan Health Networks, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David S. Gartner, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 10, 2004

  /s/ David S. Gartner

David S. Gartner

Chief Financial Officer

#