Form 10-Q
period 2004-09-30
METROPOLITAN HEALTH NETWORKS INC
filed 2004-11-09
CIK 1009379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number 0-28456

METROPOLITAN HEALTH NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Florida

65-0635748

(State or other jurisdiction of

(I.R.S. Employer

Incorporation or organization)

Identification No.)

250 Australian Avenue, Suite 400, West Palm Beach, FL

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

Yes [X ]

No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]

No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding as of October 31, 2004

Common Stock par value $.001

46,857,505

#

Metropolitan Health Networks, Inc.

Index

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets
	as of September 30, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of
	Operations for the Three and Nine Months
	Ended September 30, 2004 and 2003	4

	Condensed Consolidated Statements of
	Cash Flows for the Nine Months
	Ended September 30, 2004 and 2003	5

	Notes to Condensed Consolidated
	Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of
	Operations	12-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities and Use of Proceeds	21

Item 3.	Default Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security
	Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	21-22

SIGNATURES		23

#

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and equivalents	$ 8,554,541	$ 2,176,204
Accounts receivable, net of allowance	2,795,243	2,138,690
Inventory	285,709	304,248
Other current assets	819,759	833,112
TOTAL CURRENT ASSETS	12,455,252	5,452,254
CERTIFICATES OF DEPOSIT - restricted	1,000,000	1,000,000
PROPERTY AND EQUIPMENT, net	699,172	659,682
GOODWILL, net	1,992,133	1,992,133
OTHER ASSETS	127,685	119,660
TOTAL ASSETS	$ 16,274,242	$ 9,223,729

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY IN ASSETS)
CURRENT LIABILITIES
Advances from HMO	$ -	$ 164,536
Accounts payable	378,215	1,756,347
Accrued expenses	1,823,978	1,413,195
Current maturities of capital lease obligations	7,640	104,315
Current maturities of long-term debt	600,000	975,169
Payroll taxes payable	4,717	3,408,736
TOTAL CURRENT LIABILITIES	2,814,550	7,822,298

CAPITAL LEASE OBLIGATIONS	-	3,092
LONG-TERM DEBT	400,000	1,901,000
TOTAL LIABILITIES	3,214,550	9,726,390

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY/(DEFICIENCY IN ASSETS)
Preferred stock, par value $.001 per share; stated value $100 per share;
10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
46,808,993 and 38,527,699 issued and outstanding, respectively	46,809	38,527
Additional paid-in capital	35,901,738	31,343,887
Accumulated deficit	(23,269,504)	(32,238,333)
Common stock issued for services to be rendered	(119,351)	(146,742)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIENCY IN ASSETS)	13,059,692	(502,661)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY IN ASSETS)	$ 16,274,242	$ 9,223,729

See accompanying notes - unaudited

#

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended September 30,		For the three months ended September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$ 117,189,228	$ 108,422,050	$ 40,091,999	$ 35,680,129

EXPENSES
Direct medical costs	95,934,070	91,802,409	32,155,171	29,994,259
Payroll, payroll taxes and benefits	6,731,202	5,516,682	2,399,245	1,803,664
Medical supplies	1,132,488	1,477,204	269,989	585,804
Depreciation and amortization	283,698	517,176	70,429	176,549
Rent and leases	856,305	744,861	292,190	263,232
Consulting expense	444,517	1,053,648	195,959	328,813
General and administrative	2,371,373	2,025,101	998,745	559,486
TOTAL EXPENSES	107,753,653	103,137,081	36,381,728	33,711,807

INCOME BEFORE OTHER INCOME (EXPENSE)	9,435,575	5,284,969	3,710,271	1,968,322
OTHER INCOME (EXPENSE):
Interest and penalty expense	(301,843)	(1,018,180)	(82,977)	(283,305)
Interest income	59,276	10,930	26,132	3,426
Other income	20,800	19,632	1,177	5,152
TOTAL OTHER INCOME (EXPENSE)	(221,767)	(987,618)	(55,668)	(274,727)
INCOME FROM CONTINUING OPERATIONS	9,213,808	4,297,351	3,654,603	1,693,595
DISCONTINUED OPERATIONS:
(Loss)/Income from operations of discontinued
business segments	(44,979)	(1,460,988)	12,143	(520,623)
Reserve on note receivable – pharmacy	(200,000)	-	-	-
TOTAL DISCONTINUED OPERATIONS	(244,979)	(1,460,988)	12,143	(520,623)
NET INCOME	$ 8,968,829	$ 2,836,363	$ 3,666,746	$ 1,172,972

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	44,492,521	33,882,789	46,013,313	34,954,992
INCOME FROM CONTINUING OPERATIONS:
Basic	$ 0.21	$ 0.13	$ 0.08	$ 0.05
Diluted	$ 0.19	$ 0.10	$ 0.07	$ 0.04
LOSS FROM DISCONTINUED OPERATIONS:
Basic	$ (0.01)	$ (0.05)	$ -	$ (0.02)
Diluted	$ (0.01)	$ (0.03)	$ -	$ (0.01)
NET EARNINGS PER SHARE:
Basic	$ 0.20	$ 0.08	$ 0.08	$ 0.03
Diluted	$ 0.18	$ 0.07	$ 0.07	$ 0.03

See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 8,968,829	$ 2,836,363
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	259,357	410,749
Reserve on note receivable - pharmacy	200,000	-
Amortization of discount on notes payable	52,185	146,943
Stock issued for interest and late fees	578	80,000
Stock issued for compensation and services	60,000	270,218
Amortization of securities issued for professional services	88,058	268,221
Changes in assets and liabilities:
Accounts receivable, net	(656,553)	19,319
Inventory	18,539	(81,323)
Other current assets	(186,646)	(579,287)
Net change in operating assets held for sale	-	76,707
Other assets	(45,468)	16,595
Accounts payable and accrued expenses	(988,176)	(1,151,454)
Payroll taxes payable	(3,404,019)	263,654
Total adjustments	(4,602,145)	(259,658)
Net cash provided by operating activities	4,366,684	2,576,705

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of restricted certificates of deposit	-	(100,000)
Capital expenditures	(240,578)	(115,512)
Net cash used in investing activities	(240,578)	(215,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	-	637,137
Repayments on notes payable	(913,354)	(1,610,453)
Repayments on capital lease obligations	(99,767)	(110,571)
Repurchase of warrants	(113,250)	-
Proceeds from exercise of options and warrants	590,138	-
Net proceeds from issuance of common stock	2,953,000	-
Repayments to HMO	(164,536)	(1,403,900)
Net cash provided by/(used in) financing activities	2,252,231	(2,487,787)
NET INCREASE IN CASH AND EQUIVALENTS	6,378,337	(126,594)
CASH AND EQUIVALENTS - BEGINNING	2,176,204	399,614
CASH AND EQUIVALENTS - ENDING	$ 8,554,541	$ 273,020

See accompanying notes - unaudited

#

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The audited financial statements at December 31, 2003, which are included in the Company’s Form 10-K/A, should be read in conjunction with these condensed consolidated financial statements.

Unless otherwise indicated or the context requires, all references in this Form 10-Q to the “Company” refers to Metropolitan Health Networks, Inc. and our consolidated subsidiaries.

SEGMENT REPORTING

The Company applies Financial Accounting Standards Boards (“FASB”) statement No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The Company has considered its operations and has determined that in 2003 it operated in two segments for purposes of presenting financial information and evaluating performance, the Provider Service Network (managed care and direct medical services) (“PSN”) and pharmacy segments. The pharmacy operations were sold in November 2003.  In 2004, the Company began operating a development stage Medicare Advantage HMO.  Accordingly, in 2004, the Company has operated and continues to operate in two segments, the PSN and the HMO.

As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.  See “Note 5.  Business Segment Information” for additional information regarding the Company’s business segments.

INCOME TAXES

The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which proscribes the use of the asset and liability approach in calculating deferred income taxes. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the difference between the financial statement carrying amounts and the tax bases of the existing assets and liabilities are expected to be reported in an institution’s income tax returns.  A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

As of September 30, 2004, the Company had net operating loss carryforwards of approximately $19,160,000, expiring in various years through 2022, resulting in a deferred tax asset of approximately $7,300,000, which is completely offset by a valuation allowance.  Accordingly, income tax expense for the three and nine months ended September 30, 2004 has been offset by a decrease in the deferred tax asset valuation allowance.

REVENUES

Revenues are recorded when services are rendered. Revenues from one health maintenance organization, Humana Inc. (the “HMO”) accounted for approximately 99% of the Company’s total revenues for the three and nine months ended September 30, 2004 and 2003.

Contracts with the HMO renew automatically unless cancelled by either party with 180-day notice.  These contracts are in effect through December 31, 2004 and the Company expects the contracts to continue for the foreseeable future.

RECLASSIFICATION

Certain amounts reported in the comparative financial statements have been reclassified to conform to the presentation for the periods ended September 30, 2004.

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

ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004	December 31, 2003
HMO accounts receivable, net	$ 2,541,000	$ 1,780,000
Non-HMO accounts receivable, net	254,000	359,000
Accounts receivable	$ 2,795,000	$ 2,139,000

In the health care industry, estimates often change as a result of one or more future events.  With regard to revenues, expenses and receivables arising from agreements with the HMO, the Company uses judgments and assumptions to estimate amounts it believes will ultimately be realizable. It is possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

Direct medical costs are based in part upon estimates of claims incurred but not reported (“IBNR”) and estimates of retroactive adjustments or unsettled costs to be applied by the HMO. The IBNR estimates are made by the HMO utilizing actuarial methods and are continually evaluated by management of the Company, based upon its specific claims experience.  The estimates of retroactive adjustments or unsettled costs to be applied by the HMO are based upon current agreements and understandings with the HMO to modify certain amounts previously charged to the Company’s fund balances.  Management believes its estimates of IBNR claims and estimates of retroactive adjustments or unsettled costs are reasonable, however, it is possible the Company's estimate of these costs could change in the near term and those changes may be material.

From time to time, the Company is charged for certain medical expenses for which it believes it is not liable under its contracts with the HMO. In connection therewith, as of September 30, 2004, the Company was contesting certain costs aggregating to approximately $4.2 million. Management’s estimate of recovery on these contestations is determined based upon its judgment and its consideration of several factors including, but not limited to, the nature of the contestations, historical recovery rates and other qualitative factors. Accordingly, accounts receivable due from the HMO include approximately $435,000, which represents the estimated recovery of contestations outstanding at September 30, 2004.  It is possible the Company’s estimate of these recoveries could change in the near term and those changes may be material.

Non-HMO accounts receivable, aggregating to approximately $3.0 million at September 30, 2004 relate principally to medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible (approximately $2.8 million). These receivables are typically uncollateralized customer obligations due under normal trade terms requiring payment within 30-90 days from the invoice date.  The Company does not charge late fees or penalties on delinquent invoices, however it continually evaluates the need for a valuation allowance.  Management’s estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors. Non-HMO accounts receivable included approximately $2.0 million from operations discontinued in prior years.  Although the Company seeks to collect such accounts receivable, it has previously established a reserve for these balances.

NET INCOME PER SHARE

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128) which requires presentation of both Basic net income per share and Diluted net income per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants, convertible debt and preferred stock convertible into shares of common stock.

	For the nine months ended September 30,		For the three months ended September 30,
	2004	2003	2004	2003
Net Income from continuing operations	$ 9,213,808	$ 4,297,351	$ 3,654,603	$ 1,693,595
Less: Preferred stock dividend	(37,500)	(37,500)	(12,500)	(12,500)
	9,176,308	4,259,851	3,642,103	1,681,095
(Loss)/Income from discontinued operations	(244,979)	(1,460,988)	12,143	(520,623)
Income available to common shareholders	$ 8,931,329	$ 2,798,863	$ 3,654,246	$ 1,160,472
Denominator:
Weighted average common shares outstanding, basic	44,492,521	33,882,789	46,013,313	34,954,992
Basic earnings per common share	$ 0.20	$ 0.08	$ 0.08	$ 0.03

Net Income	$ 8,968,829	$ 2,836,363	$ 3,666,746	$ 1,172,972
Interest on convertible securities	2,565	68,134	-	20,155
	$ 8,971,394	$ 2,904,497	$ 3,666,746	$ 1,193,127
Denominator:
Weighted average common shares outstanding, basic	44,492,521	33,882,789	46,013,313	34,954,992
Common share equivalents of outstanding stock:
Convertible preferred	1,301,876	4,901,963	1,131,647	6,962,208
Convertible debt	121,662	3,739,535	-	3,739,535
Options	2,485,312	-	2,838,139	-
Warrants	400,642	-	361,010	-
Weighted average common shares outstanding, diluted	48,802,013	42,524,287	50,344,109	45,656,735
Diluted earnings per common share	$ 0.18	$ 0.07	$ 0.07	$ 0.03

STOCK COMPENSATION

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”. SFAS No. 123, "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based compensation plans and allows two alternative accounting methods: (1) a fair-value-based method, or (2) an intrinsic-value-based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations.

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

Accordingly, the Company would record compensation expense for options granted to employees to the extent the market value of the underlying common stock exceeds the exercise price at the date of grant.  If compensation expense had been determined based on the fair value at the grant date for awards of options during the three and nine months ended September 30, 2004 and 2003, consistent with the provisions of SFAS 123, the Company's net income and income per share would have been reduced to the pro-forma amounts indicated below:

	For the nine months ended September 30,		For the three months ended September 30,
	2004	2003	2004	2003
Net Income	$ 8,968,829	$ 2,836,363	$ 3,666,746	$ 1,172,972
Less: Total stock-based employee compensation
expense determined using the fair value
method, net of related tax	53,000	357,000	18,000	339,000

Adjusted net income	$ 8,915,829	$ 2,479,363	$ 3,648,746	$ 833,972

Earnings per share:
Basic, as reported	$ 0.20	$ 0.08	$ 0.08	$ 0.03
Basic, pro forma	$ 0.20	$ 0.07	$ 0.08	$ 0.02
Diluted, as reported	$ 0.18	$ 0.07	$ 0.07	$ 0.03
Diluted, pro forma	$ 0.18	$ 0.06	$ 0.07	$ 0.02

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities," a revision to FIN 46, which was issued in January 2003.  Under FIN 46R, a variable interest entity must be consolidated by a company if that company is subject to a majority of the entity's expected losses or entitled to receive a majority of the entity's expected residual returns or both.  FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.  The consolidation requirements apply to existing entities in the first reporting period that ends after March 15, 2004.  Adoption of FIN 46R did not have any  impact on the Company’s financial statements.

NOTE 2.  DEBT

As of September 30, 2004, the Company had $1,000,000 in principal amount of debt.  During the first nine months of 2004, the Company repaid $913,000 of long-term debt and restructured a $1.2 million note due May 2004 (the “Note”).

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

In addition, during the first nine months of 2004 the Company issued 1,310,265 shares of common stock relating to the exercise of stock options and warrants and board compensation.  Also, the Company repurchased warrants to acquire 493,125 common shares at prices ranging from $0.32 to $0.68 for an aggregate purchase price of $113,250.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is party to certain claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a material adverse effect on the financial position or the results of operations of the Company.

PAYROLL TAXES PAYABLE

In February 2004, the Company was successful in negotiating a settlement with the IRS on its outstanding payroll tax liabilities for an amount totaling approximately $3.4 million.  This amount has been paid in full.

NOTE 5.  BUSINESS SEGMENT INFORMATION

In 2004, the Company has operated and continues to operate in two segments for purposes of presenting financial information and evaluating performance, the PSN (managed care and direct medical services) and the HMO.  The HMO division is in the development stage.  During 2003, the Company also operated in two segments, the PSN segment and the pharmacy segment.   The Company allocated corporate overhead to the pharmacy during the period it was operational.  However, the overhead allocation is not included in the loss from operations of the discontinued business segments shown in the condensed consolidated statements of operations.

NINE MONTHS ENDED SEPTEMBER 30, 2004	PSN	HMO	Pharmacy	Total
Revenues from external customers	$ 117,189,000	$ -	$ -	$ 117,189,000
Segment gain (loss) before allocated overhead	13,400,000	(138,000)	(245,000)	13,017,000
Allocated corporate overhead	3,969,000	79,000	-	4,048,000
Segment gain (loss) after allocated overhead	9,431,000	(217,000)	(245,000)	8,969,000
Segment assets	13,343,000	2,931,000	-	16,274,000

NINE MONTHS ENDED SEPTEMBER 30, 2003	PSN	HMO	Pharmacy	Total
Revenues from external customers	$ 108,422,000	$ -	$ -	$ 108,422,000
Intersegment revenues from discontinued business segments	-	-	1,032,000	1,032,000
Revenues from discontinued business segments	-	-	10,977,000	10,977,000
Segment gain (loss) before allocated overhead	8,549,000	-	(1,461,000)	7,088,000
Allocated corporate overhead	2,588,000	-	1,664,000	4,252,000
Segment gain (loss) after allocated overhead	5,961,000	-	(3,125,000)	2,836,000

THREE MONTHS ENDED SEPTEMBER 30, 2004	PSN	HMO	Pharmacy	Total
Revenues from external customers	$ 40,092,000	$ -	$ -	$ 40,092,000
Segment gain (loss) before allocated overhead	5,311,000	(125,000)	12,000	5,198,000
Allocated corporate overhead	1,456,000	75,000	-	1,531,000
Segment gain (loss) after allocated overhead	3,855,000	(200,000)	12,000	3,667,000

THREE MONTHS ENDED SEPTEMBER 30, 2003	PSN	HMO	Pharmacy	Total
Revenues from external customers	$ 35,680,000	$ -	$ -	$ 35,680,000
Intersegment revenues from discontinued business segments	-	-	362,000	362,000
Revenues from discontinued business segments	-	-	3,595,000	3,595,000
Segment gain (loss) before allocated overhead	2,918,000	-	(521,000)	2,397,000
Allocated corporate overhead	760,000	-	464,000	1,224,000
Segment gain (loss) after allocated overhead	2,158,000	-	(985,000)	1,173,000

NOTE 6.  SUBSEQUENT EVENTS

Effective October 1, 2004, the Company’s contract with a South Florida primary care provider was terminated and replaced by the opening of a wholly-owned center in the same service area.  The Company estimates the net loss of membership from this change to be approximately 250 members.  In addition, effective December 1, 2004, the Company will add four South Florida primary care physician practices to its network.  These independent practices serve nearly 900 Humana Medicare Advantage members.

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

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	pricing pressures exerted on us by managed care organizations and the level of payments we receive under governmental programs or from other payers;

•	future legislation and changes in governmental regulations;

•	the impact of Medicare Risk Adjustments on payments we receive for our managed care operations;

•	loss of significant contracts;

•	general economic and business conditions;

•	the relative health of our patients;

•	the ability to obtain flu vaccine for our membership;

•	changes in estimates and judgments associated with our critical accounting policies;

•	federal and state investigations;

•	the enactment of unfavorable legislation by the Congress of the United States;

•	our ability to successfully recruit and retain medical professionals; and

•	impairment charges that could be required in future periods.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

The first managed care risk contract was secured with Humana Inc. (“Humana”) in 1999.  In 2000, an additional contract was secured to manage all of Humana’s Medicare Advantage lives in the Daytona, Florida area (Flagler and Volusia Counties).   Under its risk agreements, the Company receives credit for a significant percentage of the monthly Medicare premiums received by Humana from the Centers for Medicare and Medicaid Services (CMS) and is obligated to provide all of the covered healthcare benefits for the member lives.  To the extent the costs of providing such benefits is less than the related premiums received, Metropolitan would report a gross profit.  Conversely, if the costs exceed related premiums, the Company loses money.  As of September 30, 2004, the Daytona contract accounted for over 19,000 lives or 74% of the Company’s total Medicare Advantage lives.  The balance of the Company’s Humana members, approximating 7,000 in number, resided in South Florida (Palm Beach, Broward and Miami-Dade Counties).

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

Although the Company has operated as a risk provider since 1999, it has not operated as a HMO.  To successfully operate an HMO the Company believes it will have to develop the following capabilities, among others: sales and marketing, customer service, claims administration and regulatory compliance. No assurances can be given that the Company will be successful in developing, licensing or operating the new plan.

The Company acquired a seventh wholly-owned physician practice effective September 1, 2004. Located in Broward County, Florida, this multi-specialty practice serves in excess of 1,000 Humana Medicare Advantage members and several hundred fee-for-service patients.  The Company assumed the ongoing operating expenses of the office and the full risk for the Medicare Advantage members, consistent with the Company’s business model. No material consideration was involved in the transaction.

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

Use of Estimates-PSN

In HMO-PSN arrangements, accounts receivable estimates often change as a result of one or more future events.  With regard to revenues, expenses and resulting accounts receivable arising from agreements with Humana, the Company, through the use of judgments and assumptions, estimates amounts it believes will ultimately be realizable. Contractual terms with an HMO are sometimes complex and, at times, subject to different interpretation by the Company and Humana. As a result, certain revenue, expense and accounts receivable estimates may change from amounts previously recorded in the financial statements and may require subsequent adjustments.  To assist in estimating and collecting amounts due from Humana, the Company has contracted with outside consultants that have worked closely with Humana or other HMOs for extended periods of time.  These consultants provide numerous services including, but not limited to, revenue, expense and accounts receivable analysis, and monthly claims and contestation analysis.  However, it is possible that actual results may differ from the estimates.

Direct medical expenses include costs incurred directly by the Company and costs paid by Humana on the Company’s behalf.  These costs also include estimates of claims incurred but not reported (“IBNR”), estimates of retroactive adjustments to be applied by Humana and adjustments for charges for which the Company believes it is not liable (“contestations”). The IBNR estimates are made by Humana utilizing actuarial methods and are continually evaluated and adjusted by management of the Company, based upon its specific claims experience and input from outside consultants.  The Company bases its estimates of retroactive adjustments on agreements with Humana to modify previous charges.  Some of these adjustments have been quantified while others involve situations where Humana has agreed the charges were processed at incorrect rates, but the amount of the correction has not yet been quantified.  Contestations involve charges where the Company, with the assistance of its consultants, contest certain expenses charged by Humana.  The estimate of direct medical expense includes an estimated recovery of 10-20% of outstanding contestations with Humana.  It is possible that estimates of such recoveries could change and the effect of the change could be material.

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

RESULTS OF OPERATIONS

The Company recognized revenues of $40.1 million for the quarter ended September 30, 2004 compared to $35.7 million in the comparable prior year quarter, an increase of $4.4 million, or 12.4%. Net income for the 2004 third quarter was $3.7 million compared to $1.2 million for the quarter ended September 30, 2003.  The 2003 quarter included approximately $521,000 in losses related to the Company’s discontinued pharmacy operations.  Net income per share was $0.08 for the quarter ended September 30, 2004 compared to  $0.03 in the prior year quarter.  The increase in the net income per share for the three months ended September 30, 2004 was partially offset by an increase in the number of weighted average shares outstanding, from 34,954,992 at September 30, 2003 to 46,013,313 in the current year.

During the quarter ended September 30, 2004, the Company was credited with Medicare Risk Adjustment funding increases for the first three quarters of 2004, amounting to approximately $1.2 million.  These increases, which were paid in October 2004, were applied retroactively to January 1, 2004.  Effective October 1, 2004, the Company’s monthly funding will reflect the effect of these increases.  The purpose of risk adjustment is to use health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. The Balanced Budget Act of 1997 directed the Health Care Financing Administration (now CMS) to implement a risk adjustment payment system for Medicare health plans by January 2000. CMS initially phased-in risk adjustment with a risk adjustment model that based payment on principal hospital inpatient diagnoses, as well as demographic factors such as gender, age, and Medicaid eligibility. From 2000 to 2003, risk adjusted payment has accounted for only 10 percent of Medicare health plans payment, with the remaining 90 percent being based on demographic factors used before the BBA was enacted.

Pursuant to the Benefits and Improvements Protection Act of 2000 (BIPA), CMS implemented a new risk adjustment model that uses additional diagnosis data from ambulatory treatment settings (hospital outpatient department and physician visits). CMS has also redesigned its data collection and processing system to further reduce administrative data burden on Medicare health plans. In 2004, the portion of risk-adjusted payment was increased to 30 percent, from 10 percent in 2003. The 100% phase-in of risk-adjusted payment will be completed in 2007; the portion of risk-adjusted payment will increase to 50 percent in 2005 and 75 percent in 2006. In addition, the “frailty adjuster” has been applied to adjust payment for frail elderly enrolled in the Program for All-inclusive Care for the Elderly (PACE) and certain demonstrations.

For the nine months ended September 30, 2004, the Company recognized revenues of $117.2 million compared to $108.4 million in the prior year, an increase of $8.8 million or 8.1%.  Net income for the 2004 period was $9.0 million compared to $2.8 million for the nine months ended September 30, 2003.  The 2003 period included approximately $1.5 million in losses related to its discontinued pharmacy operations, compared to $245,000 in the current year period.   Net income per share was $0.20 for the nine months ended September 30, 2004 compared to $0.08 in the prior year period.  The increase in the net income per share for the nine months ended September 30, 2004 was partially offset by an increase in the number of weighted average shares outstanding, from 33,882,789 at September 30, 2003 to 44,492,521 in the current year.

The Company operated two business segments in 2003, managed care and direct medical services (PSN) and pharmacy.  The Company disposed of its pharmacy division in November 2003 and, accordingly, the operations of the pharmacy division are reported as discontinued operations.  The remaining PSN segment, prior to allocation of corporate overhead, reported an increase in income as a percentage of revenue, from 8.2% in the third quarter of 2003 to 13.2% in the current year period, and from 7.9% in the first nine months of 2003 to 11.4% in 2004. In 2004, the Company began the process of developing its own Medicare Advantage HMO and, as of September 30, 2004, had incurred $156,000 of expenses in connection with this development process.

Total Medicare Advantage lives increased approximately 400 members from September 30, 2003 to a membership of 25,900 at September 30, 2004.  An incremental increase in excess of 1,000 members resulted from the acquisition of a South Florida physician practice effective September 1, 2004, which was partially offset by a 600 member decrease attributable to net attrition.  Attrition has slowed considerably in 2004, the result of the increased funding and a corresponding improvement in member benefits provided by the Medicare Modernization Act, or MMA, which was signed into law in December 2003. As a result, the Company’s core Medicare Advantage membership has remained nearly level since March 31, 2004.  The MMA funding increases are intended to both offset medical cost inflation and to allow enhanced plan benefit design to encourage increased participation in Medicare Advantage plans.

As of September 30, 2004, the Company had net operating loss carryforwards of approximately $19,160,000, expiring in various years through 2022, resulting in a deferred tax asset of approximately $7,300,000, which is completely offset by a valuation allowance.  Accordingly, income tax expense for the three and nine months ended September 30, 2004 has been offset by a decrease in the deferred tax asset valuation allowance.

Comparison of the Quarter ended September 30, 2004 to the Quarter ended September 30, 2003

REVENUES

Revenues for the quarter ended September 30, 2004 increased $4.4 million, or 12.4%, over the prior year, from $35.7 million to $40.1 million.  PSN revenues from Humana increased 12.8%, from $35.3 million to $39.8 million.  Approximately $5.3 million in incremental quarterly revenues were generated by Medicare funding and MRA increases that have totaled 13.3% in the Daytona market and 14.1% in South Florida while the addition of a new South Florida medical practice effective September 1, 2004 accounted for $556,000 in incremental revenue.  These increases were partially offset by net declines in membership from the 2003 to 2004 third quarter, resulting in approximately $1.1 million in reduced revenue.  In addition, effective August 1, 2003 the Company cancelled its risk arrangement with one of its South Florida centers due to noncompliance with the Company’s policies and procedures, resulting in a funding decrease of $232,000.

Non-Humana revenue for Metcare’s wholly owned physician practices in the third quarter of 2004 declined $92,000 over the same period in 2003, to a total of $302,000.  The Company operated six physician practices and an oncology center in both quarters, adding a seventh practice in September 2004.

EXPENSES

Expenses for the quarter ended September 30, 2004 increased $2.7 million over the prior year quarter, from $33.7 million to $36.4 million, but improved as a percentage of revenue from 94.5% in 2003 to 90.7% in the current year period.  Direct medical costs, the largest component of expense, represents costs associated with providing services of the PSN operation including direct medical payments to physicians, hospitals and ancillary service providers on a capitated or fee for service basis. Direct medical costs for the third quarter of 2004 were $32.2 million compared to $30.0 million for 2003. As a percentage of PSN revenues, direct medical costs improved from 85.0% in 2003 quarter to 80.8% in the 2004 period.   While Humana enhanced its 2004 Medicare Advantage benefit plans in the Company’s markets, increased Medicare funding and favorable medical utilization more than offset the increased benefit costs.  In addition, there was a $248,000 decrease in spending due to the cancellation of a South Florida center in 2003 combined with decreases due to a decline in the number of patients in our network.

Payroll, payroll taxes and benefits for the 2004 quarter was $2.4 million, an increase of $596,000 over the prior year quarter’s total of $1.8 million.  As a result of the Company’s improved performance in 2004, the 2004 quarter included $325,000 in incremental accrued bonus and pension expenses.  In addition, an increase of approximately $94,000 resulted from the hiring of an oncologist in late 2003, whereas in the 2003 period a consultant was utilized. An additional $92,000 was incurred at the Company’s new South Florida medical center.   Increased staffing, salary increases and rising benefit costs accounted for the balance of the increase.

Medical supplies were $270,000 for the 2004 quarter, compared to $586,000 in 2003.  Medical supply costs are incurred in all the Company’s medical offices, but most prominently in the Company’s Daytona oncology offices, accounting for 92.2% of the 2004 expense.

Depreciation and amortization for the quarter ended September 30, 2004 totaled $70,000, a 60.1% decrease over the prior year total of $177,000, as many of the Company’s fixed assets are fully depreciated.

Rents and leases for the quarter ended September 30, 2004 increased $29,000 (11.0%) over the prior year quarter, resulting from annual rent increases as per the terms of the property leases combined with one month’s rent incurred at its new South Florida physicians office.

Consulting expense for the quarter decreased approximately $133,000 (40.4%), from $329,000 in 2003 to $196,000 in 2004.  A reduction of $140,000 resulted from the hiring of an oncologist, whereas in the prior year a consultant was utilized.  In addition, approximately $41,000 in savings was realized through a reduction in marketing and hospitalist consultants.  These savings were partially offset by $49,000 in expenses incurred in the development of the Company’s HMO.

General and administrative expenses for the 2004 quarter amounted to $999,000, a increase of $439,000 (78.5%) over the prior year quarter.  Among the increases, $100,000 resulted from contributions made by the Company to relief efforts in the aftermath of Hurricanes Francis and Jeanne, which had a significant impact on the Company’s service area.  Additionally, $86,000 of incremental expense was incurred in the development of the Company’s HMO, while $73,000 of increased legal expense was due in large part to the Company’s Corporate Governance and Sarbanes-Oxley compliance efforts. Increased director fees amounted to $22,000 with the balance of the increase resulting from small increases over a wide range of expense categories.

Other income and expenses for the quarter included a decrease in interest expense of $200,000 from the prior year due to the decreased average amount of debt and IRS obligations carried by the Company in the 2004 quarter as compared to the prior year quarter.

Losses related to the discontinued pharmacy operations for the 2003 quarter, were $521,000 as compared to a profit of $12,000 in 2004.  The pharmacy operations were sold in November 2003

Comparison of the Nine months ended September 30, 2004 to the Nine months ended September 30, 2003

REVENUES

Revenues for the nine months ended September 30, 2004 increased $8.8 million, or 8.1%, over the prior year, from $108.4 million to $117.2 million.  PSN revenues from Humana increased 8.4%, from $107.3 million to $116.3 million.  Approximately $14.7 million in incremental revenues were generated by Medicare funding and MRA increases that have totaled 13.3% in the Daytona market and 14.1% in South Florida while the addition of a new South Florida medical practice effective September 1, 2004 accounted for $556,000 in incremental revenue.  These increases were partially offset by net declines in membership, resulting in approximately $4.5 million in reduced revenue.  In addition, effective August 1, 2003 the Company cancelled its risk arrangement with one of its South Florida centers due to noncompliance with the Company’s policies and procedures, resulting in a funding decrease of $1.7 million for the nine months ended September 30, 2003 as compared to the same period in 2004.

Non-Humana revenue for Metcare’s wholly owned physician practices in the first nine months of 2004 declined, relative to the first nine months of 2003, by $292,000, to a total of $848,000.  The Company operated six physician practices and an oncology center in both quarters, adding a seventh practice in September 2004.

EXPENSES

Total expenses for the nine months ended September 30, 2004 increased $4.6 million, or 4.5%, over the nine months ended September 30, 2003, from $103.1 million to $107.8 million, but improved as a percentage of revenue from 95.1% in 2003 to 91.9% in the current year.  Direct medical costs, the largest component of expense, represents costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee for service basis. Direct medical costs for the first nine months of 2004 were $95.9 million compared to $91.8 million for 2003.  As a percentage of PSN revenues, direct medical costs improved from 85.6% in the 2003 period to 82.5% in the current year. While Humana enhanced its 2004 Medicare Advantage benefit plans in the Company’s markets, increased Medicare funding and favorable medical utilization more than offset the increased benefit costs, despite the effects of the 2003/2004 flu season, the most severe in four years, which resulted in increased hospital admissions and lengths of stay in the first quarter of 2004.  Additionally, there was a $1.9 million decrease in medical expense due to the cancellation of a South Florida center combined with decreases due to a decline in the number of patients in our network.

Payroll, payroll taxes and benefits for the nine months of 2004 was $6.7 million, as compared to the prior year’s total of $5.5 million, a $1.2 million increase.  The 2004 period included $825,000 in incremental accrued bonus and pension expenses, the result of the Company’s improved performance in 2004.  In addition, an increase of approximately $290,000 resulted from the hiring of an oncologist in late 2003, whereas in the 2003 period a consultant was utilized. An additional $92,000 was incurred at the Company’s new South Florida medical center.  Savings of approximately $171,000 were realized through the closure of the Company’s hospitalist program in early 2003.  Staffing and salary increases combined with increased benefit costs accounted for the balance of the incremental expense.

Medical supplies were $1.1 million for the 2004 period, compared to $1.5 million in 2003.  Medical supply costs are incurred in all the Company’s medical offices, but most prominently in the Company’s Daytona oncology offices, accounting for 93.2% of the 2004 expense.

Depreciation and amortization for the nine months ended September 30, 2004 totaled $284,000, a 45.1% decrease over the prior year total of $517,000, as many of the Company’s fixed assets are fully depreciated.

Rents and leases for the nine months ended September 30, 2004 increased $111,000 over the prior year.  When the Company negotiated the lease for its new corporate office effective January 2003, it received certain rent concessions in the first quarter of 2003.  In addition, in 2004 the Company has incurred annual rent increases as per the terms of the property leases.

Consulting expense for the nine months decreased approximately $609,000, from $1.1 million in 2003 to $445,000 in 2004.  Of the reduction, $320,000 resulted from the hiring of an oncologist, whereas in the prior year a consultant was utilized.  In addition, approximately $299,000 in savings was realized through a reduction in marketing and administrative consultants and the closure of the Company’s hospitalist program in early 2003.  These savings were partially offset by $49,000 in expenses incurred in the development of the Company’s HMO.

General and administrative expenses for the 2004 period amounted to $2.4 million, an increase of $346,000 over the prior year.  Among the increases,  $100,000 resulted from contributions made by the Company to relief efforts in the aftermath of Hurricanes Francis and Jeanne, which had a significant impact on the Company’s service area.  Another $106,000 of incremental expense was incurred in the development of the Company’s HMO and increased director fees amounted to $111,000, with the balance of the increase resulting from small increases over a wide range of expense categories.

Other income and expenses for the nine months included a decrease in interest expense of $716,000 from the prior year due to the decreased average amount of debt and IRS obligations carried by the Company in the 2004 period as compared to the prior year.

Losses related to the discontinued pharmacy operations for the nine months were $245,000 in 2004 as compared to $1.5 million in the first nine months of 2003.  The pharmacy operations were sold in November 2003.  Discontinued operations for the 2004 period included a $200,000 reserve on the note receivable from the purchaser of the pharmacy operations.  This note was due in May 2004 and is currently in default.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2004, the Company reduced its current liabilities from $7.8 million to $2.8 million and its total liabilities from $9.7 million to $3.2 million.  Most significantly, the Company settled its longstanding payroll tax obligation for an amount totaling $3.4 million. The Company’s equity totaled $13.1 million at September 30, 2004 compared to a deficit of $503,000 at December 31, 2003.  Additionally, working capital improved from a deficit of $2.4 million at year-end 2003 to a surplus of $9.6 million at September 30, 2004, an improvement of $12.0 million.

As of September 30, 2004, the Company had approximately $8.6 million in cash and cash equivalents as compared to approximately $2.2 million at December 31, 2003, an increase of approximately $6.4 million.

Cash flows from operating activities for the nine months ended September 30, 2004 constituted approximately $4.4 million of the $6.4 million. Net income of nearly $9.0 million was the largest source of cash flow from operations. This source of cash was partially offset by $3.4 million, $988,000, $657,000 and $187,000 of cash utilized for payroll taxes payable, accounts payable and accrued expenses, accounts receivable and other current assets.  During the quarter ended September 30, 2004, the Company was credited with Medicare Risk Adjustment funding increases for the 2004 year amounting to approximately $1.2 million.  These funding increases were paid in October 2004, accounting for the increase in accounts receivable over the quarter ended June 30, 2004. In February 2004, the Company was successful in negotiating a settlement with the IRS on its outstanding payroll tax liabilities for an amount totaling approximately $3.4 million.  This amount has been paid in full.

Cash flow from investing activities for the nine months ended September 30, 2004 had a minimal impact on the Company’s cash resources, utilizing $241,000 for capital expenditures.

The Company’s financing activities for the nine months ended September 30, 2004 provided the Company approximately $2.3 million of cash.  The Company generated approximately $3.5 million of cash from the issuance of stock and the exercise of warrants and options.   Approximately  $1.2 million was used for loan, note and capital lease payments.  A significant portion of the cash generated by the Company from financing activities is attributable to approximately $3.0 million of net proceeds received by the Company in connection with a private placement of 5,005,000 shares of its common stock.  See Note 3 Stockholders’ Equity for a description of the private placement.

Although not reflected as a source or use of cash from financing activities on the Company’s consolidated statements of cash flow, certain creditors converted $1,015,000 in principal amount of long-term debt into 1,869,070 shares of common stock during the nine months ended September 30, 2004.  As well, the Company successfully extended and modified the terms of a $1.2 in principal amount promissory note due May 2004 (the “Note”).  The new terms of the Note provide for monthly payments in the amount of $50,000 plus interest each month over twenty-four months beginning June 2004, with interest at 12%.  There is no prepayment penalty for early repayment of the Note.  Upon an uncured event of default, the Note will be automatically converted into the Company’s 6% Convertible Debentures with a principal amount equal to the principal amount and accrued interest outstanding under the Note.  The Company issued 100,000 shares of common stock in conjunction with the restructuring.

The Company has been unable to secure a sufficient supply of flu vaccine for its members due to the announced national shortfall in flu vaccine supply.  Doses for approximately 12% of the Company’s members have been secured, compared to a vaccination rate of approximately 60% in the prior year’s flu season.  Efforts are ongoing to obtain additional supplies. In addition, the members have been advised and encouraged to obtain flu shots from other sources, the cost of which is being reimbursed by the Company.   While the anticipated additional cost of the vaccine is not expected to be material, influenza and related seasonal illnesses could have a material impact on the Company’s results.

The Company anticipates that the development efforts, required reserve requirements and start-up costs for its HMO can be funded by the Company’s current resources and projected cash flows from operations. It is expected that the HMO will be licensed and operational in 2005, however no assurances can be given that the Company will be successful in this project.

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

Intangible Asset Risk

We have a substantial amount of intangible assets.  Although at September 30, 2004, we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

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

PART II   OTHER INFORMATION

ITEM 1.  SUMMARY OF LEGAL PROCEEDINGS

NONE

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2004, the Company issued an aggregate of 12,800 shares of the Company's common stock to directors of the Company as compensation for their participation in Board committee meetings.  The shares of common stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
4.1	$1,200,000 Promissory Note issued by Metropolitan Health Networks, Inc. to Global Capital Funding Group, L.P. (3)
4.2	Amendment No. 1, dated March 19, 2004, to $1,200,000 Promissory Note issued by Metropolitan Health Networks, Inc. to Global Capital Funding Group, L.P (4)
10.1	Physician Practice Management Participation Agreement, dated August 2, 2001, between Metcare of Florida, Inc. and Humana, Inc. (5) (6)
10.2	Letter of Agreement, dated February 2003, between Metcare of Florida, Inc. and Humana, Inc. (8)(9)
10.2	2001 Stock Option Plan (5)
10.3	Employment Agreement, dated January 1, 2001, between the Company and Debra A. Finnel (5)
10.4	Employment Agreement, dated January 5, 2004 between the Company and Michael M. Earley (7)
10.5	Termination Agreement, dated October 24, 2003, between the Company and Fred Sternberg (9)
10.6	Supplemental Stock Option Plan (9)
10.7	Employment Agreement, dated January 1, 2004 between the Company and David S. Gartner (10)
10.8	Employment Agreement, dated March 8, 2004 between the Company and Roberto L. Palenzuela (10)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

------------------------

* filed herewith

(1)

Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Commission on October 29, 1996 (No. 333-5884-A).

(2)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2004.

(3)

Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Commission on July 5, 2002 (No. 333-92046).

(4)

Incorporated by reference to the Company ‘s Registration Statement filed with the Commission on May 28, 2004 (No. 333-116018).

(5)

Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 24, 2001 (No. 333-61566).

(6)

Portions of this document have been omitted and were filed separately with the SEC on or about August 2, 2001 pursuant to a request for confidential treatment.

(7)

Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 22, 2004.

(8)

Portions of this document have been omitted and were filed separately with the SEC on July 28, 2004 pursuant to a request for confidential treatment.

(9)

Incorporated by reference to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, as filed with the Commission on July 28, 2004.

(10)

Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, as filed with the Commission on August 10, 2004.

(b)

Reports on Form 8-K:

The following current reports were filed on Form 8-K since the second quarter of 2004:

(1)

On July 28, 2004, a Current Report was filed under Item 5 and Item 7 related to the Company’s filing of an amendment to its Form 10-K for the year ended December 31, 2003.

(2)

            On July 29, 2004, a Current Report was filed under Item 5 and Item 7 related to the Company’s entering into an agreement to operate a multi-specialty physician practice.

(3)

On August 31, 2004, a Current Report was filed under Item 5.02 announcing the appointment of two new members to the Company's Board of Directors.

(4)

On September 30, 2004, a Current Report was filed under Items 5.02, 5.03, 5.05, 8.01 and 9.01, relating to the appointment of the Chairman of the Board, an amendment to the Company’s Bylaws and the adoption of a Code of Ethics.

(5)

On October 1, 2004, a Current Report was filed under Item 8.01 and Item 9.01 announcing that Martin W. Harrison, M.D., who serves on the registrant's Board of Directors, has adopted a Rule 10b5-1 personal trading plan.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

METROPOLITAN HEALTH NETWORKS, INC.

Registrant

Date:  November 9, 2004

/s/ Michael M. Earley

Michael M. Earley

Chairman and

Chief Executive Officer

Date:  November 9, 2004

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

Disclosed in this quarterly report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s third quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditor and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  November 9, 2004

  /s/ Michael M. Earley

Michael M. Earley

Chairman and Chief Executive Officer

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

Disclosed in this quarterly report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditor and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  November 9, 2004

  /s/ David S. Gartner

David S. Gartner

Chief Financial Officer

#

EXHIBIT 32.1

SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO\

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Metropolitan Health Networks, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael M. Earley, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 9, 2004

  /s/ Michael M. Earley_________________

Michael M. Earley

Chairman and Chief Executive Officer

#

EXHIBIT 32.2

SECTION 1350 CERTIFICATIONS

CERTIFICATION PURSUANT TO\

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Metropolitan Health Networks, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David S. Gartner, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 9, 2004

  /s/ David S. Gartner

David S. Gartner

Chief Financial Officer

#