Form 10-K
period 2004-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 2005-03-22
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Twelve Month Period Ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-28456

Metropolitan Health Networks, Inc.
(Name of registrant as specified in its charter)

Florida	65-0635748
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No)

250 Australian Avenue South, Suite 400 West Palm Beach, Fl.	33401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (561) 805-8500

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $.001 par value

Securities registered under Section 12(g) of the Exchange Act:

None.

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting common stock (the “Common Stock”) held by non-affiliates of the registrant was approximately $40,487,499 (computed by reference to the last reported sale price of the registrant's Common Stock on the American Stock Exchange on June 30, 2004, based on the assumption that directors and officers and more than 10% stockholders are affiliates).

There were 48,028,821 shares of the registrant’s Common Stock, par value $.001 per share, outstanding on February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None.

METROPOLITAN HEALTH NETWORKS, INC.

FORM 10-K
For the Year Ended
December 31, 2004

TABLE OF CONTENTS

ITEM		Page No.

	RISK FACTORS	3

	PART I
1	Business	12
2	Property	17
3	Legal Proceedings	17
4	Submission of Matters to a Vote of Security Holders	17

	PART II
5	Market for Common Equity and Related Stockholder Matters	18
6	Selected Financial Data	18
7	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	19
7A	Quantitative and Qualitative Disclosures about Market Risk	29
8	Financial Statements and Supplementary Data	29
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	30
9A	Controls and Procedures	30
9B	Other Information	30

	PART III
10	Directors, Executive Officers, Promoters and Control Persons of the Registrant	31
11	Executive Compensation	36
12	Security Ownership of Certain Beneficial Owners and Management	44
13	Certain Relationships and Related Transactions	46
14	Principal Accounting Fees and Services	47

	PART IV
15	Exhibits, Financial Statement Schedules	47

	EXHIBIT INDEX	49

	SIGNATURES	50

GENERAL

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to the “Company” or “Metropolitan” refers to Metropolitan Health Networks, Inc. and our consolidated subsidiaries. We disclaim any intent or obligation to update “forward looking statements”.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Sections of this Annual Report contain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Annual Report containing the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” “could,” “should,” “may,” and similar expressions may be deemed to create forward-looking statements. Accordingly, such statements, including without limitation, those relating to our future business, prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they may appear in this document or in other statements attributable to us, involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Specifically, this Annual Report contains forward-looking statements, including the following:

•	our ability to renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties;
•	our ability to enhance the services we provide to our members;

•	our ability to strengthen our medical management capabilities;

•	our ability to improve our physician networks;

•	our ability to establish new business relationships and expand into new geographic markets;

•	our ability to make capital expenditures and respond to capital needs; and

•	our ability to fund and develop the necessary capabilities to successfully launch our HMO.

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to factors we discuss elsewhere in this Annual Report, including the section entitled “Risk Factors,” could prevent us from achieving our goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	pricing pressures exerted on us by managed care organizations and the level of payments we receive under governmental programs or from other payers;

•	future legislation and changes in governmental regulations;

•	increased operating costs;

•	the impact of Medicare Risk Adjustments on payments we receive for our managed care operations;

•	loss of significant contracts;

•	general economic and business conditions;

•	increased competition;

•	the relative health of our patients;

•	the ability to obtain sufficient quantities of flu vaccine for our membership;

•	changes in estimates and judgments associated with our critical accounting policies;

•	federal and state investigations;

•	our ability to successfully recruit and retain key management personnel and qualified medical professionals; and

•	impairment charges that could be required in future periods.

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

We are subject to quarterly variations in our medical expenses due to fluctuations in patient utilization. We have significant fixed operating costs and, as a result, are highly dependent on patient utilization to sustain profitability. Our results of operations for any quarter are not necessarily indicative of results of operations for any future period or full year. We experience a greater use of medical services in the winter months. As a result, our results of operations may fluctuate significantly from period to period, which could cause the value of our Common Stock to decline. For example, in recent times, Metropolitan has been unable to secure a sufficient supply of flu vaccine for its members due to the announced national shortfall in flu vaccine supply. While the anticipated additional cost of the vaccine is not expected to be material, influenza and related seasonal illnesses could have a material impact on Metropolitan’s results of operations.

The loss of certain agreements and the capitated nature of our revenues could materially affect our operations.

The majority of our revenues come from agreements with one managed care organization that provides for the receipt of capitated fees. The principal organization that we contract with is Humana. We have one-year automatically renewable agreements with Humana to provide healthcare services to Humana members in certain markets. For the twelve months ended December 31, 2004, approximately 99% of our revenue was obtained from these agreements. The Humana agreements may be terminated in the event we participate in activities Humana reasonably believes may adversely affect the health or welfare of any member or other material breach, or upon 180-day notice of non-renewal by either party. Failure to maintain these agreements, or successfully develop additional sources of revenue could adversely affect our financial condition. A continuing decline in enrollees in Medicare Advantage could also have a material adverse effect on our profitability.

Under the Humana agreements we, through our affiliated providers, are generally responsible for the provision of all covered hospital benefits, as well as outpatient benefits, regardless of whether the affiliated providers directly provide the healthcare services associated with the covered benefits. To the extent that enrollees require more care than is anticipated, aggregate capitation rates may be insufficient to cover the costs associated with the treatment of enrollees. Additionally, certain other factors beyond our control such as pricing pressures, changes in government regulations or mandated benefits, changes in health care practices, inflation, new technologies and costly treatments, catastrophes, epidemics or terrorist attacks, and other factors affecting the delivery and cost of health care may increase the cost of providing the required medical services and may adversely affect our operating results.

In general, if revenue is insufficient to cover costs, our operating results would be adversely affected. As a result, our success will depend in large part on the effective management of health care costs. If we cannot continue to improve our controls and procedures for managing costs, our business, results of operations, and financial condition may be adversely affected.

Reimbursement for Our Managed Care Operations will be affected by the Medicare Risk Adjustment.

The Balanced Budget Act of 1997 directed the Health Care Financing Administration (now the Centers for Medicare and Medicaid Services) to replace the then existing system of risk adjustment, which previously relied solely on demographic factors, with one that took enrollees’ health status into account (the “Medicare Risk Adjustment” or “MRA”). The demographic-only portion of the payment was adjusted for age, gender, Medicaid eligibility, institutional status and working aged status. The revised MRA portion of the payment, however, includes these same categories but adds health status as a new criteria. Such health status is measured by the previous medical costs for inpatient hospital stays incurred by the individual. These are then used to determine each individual’s expected future medical risk and, therefore, how much the health plan in which they are enrolled should be paid. To ensure that health plans had time to adjust to the new payment method, the Centers for Medicare and Medicaid Services (“CMS”) built a five-year transition period into the MRA methodology it adopted. The initial data used to facilitate the transition to MRA was based solely upon inpatient hospital encounter data. For 2000 and 2001, under the Balanced Budget Refinement Act of 1999 (“BBRA”) the transition to risk adjustment was based upon a blend percentage consisting of 10% risk adjustment payment and 90% on the adjustment for demographic factors. For 2002, the blend percentage was adjusted to 20% risk adjustment payment and 80% on the adjustment for demographic factors. The law required that the ambulatory data be incorporated beginning January 1, 2004, at which time the blend percentage consisted of 30% risk adjustment payment and 70% on the adjustment for demographic factors. In 2005, the blend percentage will consist of 50% risk adjustment payment and 50% on the adjustment for demographic factors. In 2006, the blend percentage will consist of 75% risk adjustment payment and 25% on the adjustment for demographic factors. In 2007, the blend percentage will consist of 100% risk adjustment payment and 0% on the adjustment for demographic factors. While the impact of the MRA methodology in fiscal year 2004 was favorable on our operating results, at this time it cannot be determined if the impact will be favorable or unfavorable in future years.

We depend on third parties to provide us with crucial data.

Our Provider Services Network (“PSN”) operations are dependent on the management information systems of Humana. Humana provides us with certain financial and other information, including reports and calculations of costs of services provided and payments to be received by us. Because Humana generates certain of the information on which we depend, we have less control over the manner in which that information is generated than we would if we generated the information internally. In addition, information systems such as these may be vulnerable to failure, acts of sabotage such as "hacking," and obsolescence. Our business and results of operations could be materially and adversely affected by our lack of control over the information generated by Humana, a loss of information by Humana or loss of use of this development system owned by Humana.

With respect to our HMO segment, we expect that we will initially rely on a third party to provide claims processing, billing and customer services. Because these matters will be outsourced as opposed to handled internally, we will have less control over the manner in which these matters are handled and the data that is ultimately provided to us than we would have if we handled those matters internally. Additionally, any loss of information by the third party hired to provide these services could have a material adverse effect on our business and the results of our operations.

Potential claims against Metropolitan and the high cost of insurance could adversely affect our business, results of operation and financial condition.

We rely on insurance to protect us from many business risks. As insurance policies expire, we may be offered renewal policies offering narrower coverage, more exclusions and higher premiums. For example, our business involves some exposure to medical malpractice claims due to claims against physicians practicing in our PSN for services rendered by those physicians to patients. As a result of national trends evidencing a risk of substantial damage awards in medical malpractice cases and the significant loss of professional insurance underwriting capacity, the cost of our medical malpractice insurance has increased while the coverage afforded under the policies available has decreased. As such, we cannot be certain that the insurance coverage carried by Metropolitan will be sufficient to cover all liability stemming from pending or future medical malpractice claims. Additionally, as a result of recent high profile director and officer related litigation, the cost of our director and officer insurance policy has also increased. We may also experience future increases in stop-loss insurance premiums for which the premium is based on a cost per member.

We anticipate that the costs for medical malpractice and director and officer liability insurance will continue to increase in 2005. Furthermore, we cannot ensure that the insurance coverage maintained by Metropolitan will be adequate to cover claims against Metropolitan or that the higher cost of insurance and pending and future claims will not have a material adverse effect on our business, financial condition and results of operations.

Our industry is already very competitive; increased competition could adversely affect our revenues.

Metropolitan competes in the highly competitive and regulated health care industry which is subject to continuing changes with respect to the provisioning of services and the selection and compensation of providers. The majority of Metropolitan’s revenues come from its agreements with one principal organization, Humana. Humana is Florida’s largest Medicare Advantage insurer with more than a 50% share of the market and Metropolitan currently provides care for approximately 10% of Humana’s Florida Medicare Advantage members. As stated above, the Humana agreements are structured as one-year automatically renewable agreements. Humana may terminate such agreements upon 180 days’ notice of non-renewal to Metropolitan. Metropolitan competes with other risk providers for Humana’s business and Humana competes with other HMOs in securing and serving patients in the Medicare Advantage Program. Failure to maintain favorable terms in its agreements with Humana or to successfully develop additional sources of revenue could adversely affect the financial condition of Metropolitan.

Metropolitan’s competitors vary in size and scope, in terms of products and services offered. Metropolitan believes that it competes directly with various national, regional and local companies in providing its services. Some of Metropolitan’s direct competitors in the PSN industry are Continucare Corporation, Primary Care Associates, Inc. and MCCI, all based and operating in Florida. Additionally, companies in other health care industry segments, some of which have financial and other resources greater than Metropolitan, may become competitors in providing similar services at any given time. Additionally, the market in Florida may become increasingly attractive to competitor PSNs due to the large population of Medicare participants. Metropolitan may not be able to continue to compete effectively in the health care industry if additional competitors enter the same market.

Metropolitan believes that some of its competitors may be substantially larger than Metropolitan and have significantly greater financial, sales and marketing, and other resources. Metropolitan believes that these competitors may be able to respond more rapidly to changes in the regulatory environment in which Metropolitan operates and changes in managed care organization business or to devote greater resources to the development and promotion of their services than Metropolitan can. Furthermore, it is Metropolitan’s belief that some of its competitors may make strategic acquisitions or establish cooperative relationships among themselves.

We are dependent upon our key management personnel and the qualified physicians and medical personnel in our network for our future success.

Our success depends to a significant extent on the continued contributions of our key management personnel. The loss of these key personnel could have a material adverse effect on our business, results of operations, financial condition and plans for future development. While we have employment contracts with certain key members of management, we compete with other companies in the industry for executive talent and there can be no assurance that highly qualified executives would be readily and easily available without delay, given the limited number of individuals in the industry with expertise particular to Metropolitan’s business operations.

Our success also depends to a significant extent on the physicians and other medical professionals who provide medical services in our network. We compete with hospitals other networks and medical providers for the services of qualified physicians and medical personnel. If we are unable to successfully recruit and retain qualified physicians and medical personnel, the success of our business could suffer.

The health care industry is highly regulated and our failure to comply with laws or regulations, or a determination that in the past we have failed to comply with laws or regulations, could have an adverse effect on our business, financial condition and results of operations.

The health care services that we and our affiliated professionals provide are subject to extensive federal, state and local laws and regulations governing various matters such as the licensing and certification of our facilities and personnel, the conduct of our operations, our billing and coding policies and practices, our policies and practices with regard to patient privacy and confidentiality, and prohibitions on payments for the referral of business and self-referrals. These laws are generally aimed at protecting patients and not shareholders of Metropolitan and the agencies charged with the administration of these laws have broad authority to enforce them. For example, federal anti-kickback laws and regulations prohibit certain offers, payments or receipts of remuneration in return for referrals of Medicaid or other government-sponsored health care program patients or patient care opportunities or purchasing, leasing, ordering, arranging for or recommending any service or item for which payment may be made by a government-sponsored health care program. In addition, federal physician self-referral legislation, known as the Stark law, prohibits Medicare or Medicaid payments for certain services furnished by a physician who has a financial relationship with various physician-owned or physician-interested entities. These laws are broadly worded and, in the case of the anti-kickback law, have been broadly interpreted by federal courts, and potentially subject many business arrangements to government investigation and prosecution, which can be costly and time consuming. Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored health care programs and forfeiture of amounts collected in violation of such laws. Florida also has anti-kickback and self-referral laws, imposing substantial penalties for violations.

The health care industry has been the subject of increased scrutiny by federal and state regulatory authorities in recent years focusing on the appropriateness of care provided and referral and marketing practices. As such, Metropolitan cannot be absolutely certain that it will not become subject to investigation from time to time which may be costly and time consuming. Any adverse review, audit or investigation could result in forfeiture of amounts paid, the imposition of penalties or fines, loss of rights to participate in government-sponsored programs, loss of licenses, damage to reputation in various markets, and increased difficulty in hiring and retaining qualified personnel and marketing Metropolitan’s business. In general, if we fail to comply with laws regulating our business, or a determination is made that in the past we have failed to comply with those laws, our business, financial condition and results of operations could be adversely affected.

Changes in regulations or health care reform initiatives could adversely affect Metropolitan’s business, results of operations or financial condition.

Changes to health care laws or regulations or health care reform initiatives adopted by the federal and Florida governments from time to time may have an adverse effect on Metropolitan’s business, results of operations, and financial conditions particularly if they restrict our existing operations, limit the expansion of our business or impose additional compliance requirements. These changes, if effected, could have the effect of reducing our opportunities for continued growth and imposing additional compliance costs on us that may not be recoverable through price increases.

Limitations of or reduction in reimbursement amounts or rates by government-sponsored healthcare programs could adversely affect our financial condition and results of operations.

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. As of December 31, 2004 approximately 99% of our revenues were derived from reimbursements by various government-sponsored health care programs. These government programs, as well as private insurers, have taken and may continue to take steps to control the cost, use and delivery of health care services. Any changes that limit or reduce Medicare reimbursement levels could have a material adverse effect on our business. For example, the following events could result in an adverse effect on our financial condition and results of operations:

•	reductions in or limitations of reimbursement amounts or rates under programs;

•	reductions in funding of programs;

•
elimination of coverage for certain individuals or treatments under programs, which may be implemented as a result of increasing budgetary and cost containment pressures on the health care industry; or

•	new federal or state legislation reducing funding and reimbursements.

Further, significant changes may be made in the Medicare program, which could have a material adverse effect on our business, results of operations, prospects, financial results, financial condition or cash flows. In addition, the Congress of the United States may enact unfavorable legislation, which could adversely affect operations by, among other things, decreasing Medicare reimbursement rates or reducing funding for Medicare without adjusting the benefits offered to patients.

A failure to estimate incurred but not reported medical benefits expense accurately will affect our profitability.

Direct medical expenses incurred by Metropolitan include costs paid by Humana on Metropolitan’s behalf. These costs also include estimates of claims incurred but not reported (“IBNR”). The IBNR estimates are made by Humana utilizing actuarial methods and are continually evaluated and adjusted by Metropolitan’s management, based upon its specific claims experience and input from outside consultants. Adjustments, if necessary, are made to direct medical expenses when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. Due to the inherent uncertainties associated with the factors used in these estimations, materially different amounts could be reported in our financial statements for a particular period under different possible conditions or using different, but still reasonable, assumptions. Although our past estimates of IBNR have been adequate, they may be inadequate in the future, which would adversely affect our results of operations. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

We have anti-takeover provisions which may make it difficult to replace or remove our current management.

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights, which could adversely affect the voting power, or other rights of the holders of our Common Stock. The ability of our Board of Directors to issue preferred stock may prevent or frustrate shareholder attempts to replace or remove current management.

The market price of our Common Stock could fall as a result of sales of shares of Common Stock in the market or the price could remain lower because of the perception that such sales may occur.

We cannot predict the effect, if any, that future sales or the possibility of future sales may have on the market price of our Common Stock. As of December 31, 2004, there were 48,004,262 shares of our Common Stock outstanding, all of which are freely tradable without restriction with the exception that approximately 12,600,000 shares, which were owned by certain of our officers, directors, affiliates and third parties, and which may be sold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act. In addition, as of December 31, 2004, approximately 7,400,000 shares of our Common Stock were reserved for issuance upon the exercise of warrants and options which have been previously granted.

Sales of substantial amounts of Metropolitan’s Common Stock or the perception that such sales could occur could adversely affect prevailing market prices which could impair Metropolitan’s ability to raise funds through future sales of our Common Stock.

Our Common Stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which could substantially increase the risk of loss to persons owning Common Stock.

The market price and trading volume of our Common Stock could fluctuate significantly and unexpectedly as a result of a number of factors, including factors beyond the control of Metropolitan and unrelated to Metropolitan’s business. Some of the factors related to Metropolitan’s business include: termination of Metropolitan’s contracts with Humana, announcements relating to Metropolitan’s business or that of Metropolitan’s competitors, adverse publicity concerning organizations such as Metropolitan, changes in state or federal legislation and programs, general conditions affecting the industry, performance of companies comparable to Metropolitan, and changes in the expectations of analysts with the respect to Metropolitan’s future financial performance. Additionally, Metropolitan’s Common Stock may be affected by general economic conditions or specific occurrences such as epidemics (such as influenza), natural disasters (including hurricanes), acts of war or terrorism. Because of the limited trading market for our Common Stock, and because of the possible price volatility, you may not be able to sell your shares of Common Stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our Common Stock may suffer greater declines because of its price volatility.

There can be no assurance that Metropolitan will be successful in its operation as an HMO.

Although Metropolitan has operated as a risk provider since 1999, it has not operated as an HMO.  To successfully operate an HMO, Metropolitan believes it will have to develop the following capabilities, among others: sales and marketing, customer service, claims administration and regulatory compliance.  Metropolitan anticipates that the development efforts, required reserve requirements and start-up costs for its HMO can be funded by Metropolitan’s current resources and projected cash flows from operations. Metropolitan expects that the HMO will be licensed and operational in 2005 and expects to spend between $5 million and $7 million of its existing or future cash resources to develop its HMO business. No assurances can be given that Metropolitan will be successful in developing, licensing or operating this new segment of its business despite its allocation of a substantial amount of resources for this purpose. If Metropolitan’s HMO business does not develop as anticipated or planned, Metropolitan may have to devote additional managerial and/or capital resources to the HMO business, which could limit Metropolitan’s ability to manage and/or grow its PSN.

Delisting of our Common Stock from AMEX, which is possible, would adversely affect us and the holders of those shares.

Our Common Stock is listed on the AMEX. To maintain listing of securities, the AMEX requires satisfaction of certain maintenance criteria that we are not sure that we will continue to be able to satisfy. If we become unable to satisfy such maintenance criteria in the future and we fail to comply, our Common Stock may be delisted from trading on AMEX. If our Common Stock is delisted from trading on AMEX, then trading, if any, might thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD") and consequently an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our Common Stock.

Our Common Stock may not be excepted from “Penny Stock” Rules, which may adversely affect the market liquidity of our Common Stock.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a “penny stock.” The Securities Exchange Commission’s (the “Commission” or the “SEC”) regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For example, such exceptions include any equity security listed on a national securities exchange such as the AMEX. Currently, our Common Stock meets this exception. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. In addition, if our Common Stock becomes delisted from the AMEX and we do not meet another exception to the penny stock regulations, trading in our Common Stock, including exercising the rights offered hereby, would be covered by the Commission's Rule 15g-9 under the Exchange Act for non-national securities exchange listed securities. Under this rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities also are exempt from this rule if the market price is at least $5.00 per share. If our Common Stock becomes subject to the regulations applicable to penny stocks, the market liquidity for our Common Stock could be adversely affected. In such event, the regulations on penny stocks could limit the ability of broker/dealers to sell our Common Stock and thus the ability of purchasers of our Common Stock to sell their shares in the secondary market.

PART I

ITEM 1  DESCRIPTION OF BUSINESS

Introduction

Metropolitan provides healthcare benefits to approximately 26,700 Medicare Advantage members in Central and South Florida under risk contracts with Humana, Inc., the second largest participant in this Medicare program (“Humana”). Metropolitan entered into this business in 1999, operating a PSN, also known as a Managed Service Organization (“MSO”).

Metropolitan’s PSN currently includes thirty-nine (39) primary care physician practices. Metropolitan owns nine of these practices; the balance are independently owned and operated under capitation contracts with Metropolitan. In addition to the primary care practices, the PSN contracts with specialists, ancillary service providers, and hospitals. Metropolitan also owns and operates an oncology practice, which is part of the network.

Under its full risk agreements with Humana, Metropolitan receives monthly payments per patient at a rate established by the agreements in return for its services, also called a capitated fee. The capitated fee is a majority percentage of the monthly premiums received by Humana from CMS. In return for such fees, Metropolitan assumes full financial responsibility for the provision of all covered medical care to its patients, including those medical services that Metropolitan’s PSN does not itself provide. To the extent the costs of providing such care are less than the related premiums received from Humana, Metropolitan generates an operating profit. Conversely, if the costs exceed related premiums, Metropolitan generates an operating loss. As of December 31, 2004, Metropolitan had the exclusive right and obligation to provide medical care to designated Humana members in certain areas of Central Florida (“Central Florida” as used in this Annual Report means Flagler and Volusia Counties) and the non-exclusive right to provide medical care to Humana members in South Florida (“South Florida” as used in this Annual Report means Palm Beach, Broward and Miami-Dade Counties). As of December 31, 2004, Metropolitan’s contracts with Humana covered over 26,700 Humana members, including 19,200 members in Central Florida and 7,500 members in South Florida.

Metropolitan re-insures against catastrophic losses and certain diseases annually on a per member basis. The annual stop-loss limits are $100,000 and $40,000 per member in the Central Florida and South Florida markets, respectively.

The Medicare Advantage business accounts for nearly all of Metropolitan’s revenues. In addition, Metropolitan charges a fee for servicing patients in its owned practices.

Metropolitan is currently developing and seeking to license its own Medicare Advantage HMO to operate in certain Florida markets underserved by this Medicare program. Management does not intend to compete in markets in which it is contracted with Humana and views this growth strategy as an extension of its existing core competency and organization.  The current plan calls for operations to begin in 2005. Management believes that the ongoing development efforts, required reserve requirements and start-up costs for the HMO can be funded by Metropolitan’s current resources and projected cash flows from operations.

Although Metropolitan has operated as a Medicare risk provider since 1999, it has not operated as an HMO.  To successfully operate an HMO, Metropolitan is developing additional capabilities, including sales and marketing, customer service, claims administration and regulatory compliance. No assurances can be given that Metropolitan will be successful in developing, licensing or operating the new plan.

Information regarding Metropolitan’s PSN and HMO segments for fiscal years 2004, 2003 and 2002, if any, is set forth in Note 11 to Metropolitan’s “Notes to Consolidated Financial Statements” contained on pages F-20 through F-21 of this Form 10-K. Such information is incorporated herein by reference.

Background

Metropolitan was incorporated in the State of Florida in January 1996, and began operations as a physician practice group. During the late 1990’s, Metropolitan acquired a number of physician practices and ancillary service providers. In late 1999, the group practice strategy was abandoned in connection with a change in the senior management team.

The first managed care risk contract was secured with Humana in 1999. In 2000, an additional contract was subsequently secured to manage certain designated Humana Medicare Advantage lives in Central Florida.

Metropolitan renegotiated its most significant contract with Humana, covering the Central Florida area, effective January 1, 2003. This renegotiation increased the percentage of Medicare premium received by Metropolitan and resolved a number of contractual disputes between Metropolitan and Humana.

Metropolitan acquired a diagnostic laboratory business, renamed Metlabs, Inc., in 2000. This operation was subsequently shut down in 2002. Metropolitan formed Metcare Rx, a pharmacy business, in 2001. The pharmacy business was sold in November 2003.

Metropolitan’s Board of Directors replaced Metropolitan’s President and CEO in March 2003, and subsequently adopted a strategy to focus its resources and energies on its core managed care business. In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Modernization Act” or “MMA”) was signed into law, which, among other changes, significantly increased funding for the Medicare Advantage program beginning in 2004. The MMA legislation is intended to significantly increase membership in the Medicare Advantage program over the next several years.

In the latter part of 2004, Metropolitan added three new wholly-owned physician practices to its PSN. Most significant of these additions was a South Florida multi-specialty practice serving over 1,000 Humana Medicare Advantage members and several hundred fee-for-service patients. Metropolitan assumed the ongoing operating expenses of the office and the risk for the Medicare Advantage members, consistent with Metropolitan’s business model.

Industry

A report issued in early 2005 by the Office of the Actuary at CMS estimated that national healthcare spending in the United States was nearly $1.8 trillion, or $6,000 for every American, in 2004. The CMS report projected that healthcare spending, which today accounts for nearly 19% of the national economy, would grow to $3.6 trillion by 2014. The principal drivers for this growth include continued cost-increasing medical innovation, rising price inflation, continued strong demand for prescription drugs and the aging baby-boomer demographic.

Medicare currently provides healthcare benefits to 43.3 million elderly and disabled Americans, and was established in 1965. This number is expected to more than double by 2030. The Medicare Advantage program (formerly Medicare+Choice) represents private health plans’ participation in the Medicare program. Under Medicare Advantage plans, private insurers provide care under contracts with Medicare. These plans represent an alternative to traditional fee-for-service Medicare and by definition must provide enhanced benefits which exceed those provided by traditional Medicare by at least 30%. These enhanced benefits typically include prescription drugs, eye exams, hearing aids and routine physical exams. Out-of-pocket costs for the Medicare beneficiary may also be lower and choice of physicians is typically restricted to the plan’s network.

This participation of private health plans in the Medicare Advantage Program under full risk contracts began in the 1980’s and grew to a peak membership in 2000 when Medicare HMOs covered 6.3 million lives. Today, private plans account for slightly more than 12% of Medicare members, down from a peak penetration of 18%. The Balanced Budget Act of 1997 (the “BBA”) resulted in significant funding decreases causing the number of participating plans to drop from 346 in 1998 to 151 in 2003. The exodus of managed care companies from Medicare left many of its beneficiaries without a private plan option.

The Medicare Modernization Act, signed into law in December 2003 provided sweeping changes to the Medicare program. At a cost currently estimated to be over $700 billion for the next ten years, the law provides for a Medicare prescription drug offering beginning in 2006, established new tax-advantaged Health Savings Account regulations and made significant changes to the old Medicare+Choice (now “Medicare Advantage”) program. The changes to the Medicare Advantage program were a response to the decreased managed care participation in Medicare and the resulting lack of choice for Medicare beneficiaries. The MMA made favorable changes to the premium rate calculation methodology and generally provides for program rates that will better reflect the increased cost of medical services provided by managed care organizations to Medicare beneficiaries. The MMA rates for 2004 reflected an average increase of 10.6%; the announced average rate increase for 2005 is 6.6%.

The MMA’s funding increases were intended to both offset medical cost inflation and to allow enhanced plan benefit design to encourage increased participation by managed care organizations in Medicare Advantage plans.

Markets

Metropolitan currently provides healthcare services to approximately 7,500 Medicare Advantage beneficiaries in South Florida (Palm Beach, Broward and Miami-Dade Counties) and 19,200 members in the Central Florida area (Flagler and Volusia Counties). Behind only California, which has 4.3 million Medicare eligibles, Florida has the second largest Medicare population in the U.S. with an estimated three million lives. However, California’s Medicare Advantage penetration is approximately 31% while Florida’s is only 18%. The most significant counties in terms of Medicare Advantage membership currently include Palm Beach, Broward, Miami-Dade and Volusia. Florida’s Medicare population is expected to grow to four million by 2015.

Business Model

Metropolitan provides “turn-key” healthcare services to Medicare Advantage beneficiaries who participate in the Medicare Advantage program through Humana. Metropolitan’s current agreements with Humana have one-year terms and renew automatically each December 31 for additional one-year terms unless terminated for cause or upon 180 day’s prior notice. Humana is paid a certain premium per member, per month, for its Medicare Advantage members by Medicare under its contract with CMS. The monthly amount varies by patient, county, age and severity of health status. Humana, in turn, allocates a majority of this amount to Metropolitan for all patients cared for by Metropolitan.

Metropolitan serves over 26,700 patients enrolled by Humana in South and Central Florida. Metropolitan’s PSN operates predominantly as an “affiliated” model as contrasted with a “staff” model in which the physician practices are owned and operated by the risk provider. Under Metropolitan’s model, the physicians maintain their independence but are aligned with a professional staff that assists in providing high quality, cost effective health care. Metropolitan’s PSN is comprised of 39 primary care physician practices, nine of which Metropolitan owns. The others are independent practices that are contracted with on a capitated-basis. Under these agreements, Metropolitan pays the physician a set amount per member, per month, to provide the necessary primary care services on a full risk basis. The monthly amount is negotiated and is subject to change based on certain quality metrics under Metropolitan’s Partners In Quality (“PIQ”) program, a proprietary care management model which was implemented by Metropolitan in 2002. In addition to primary care physicians, Metropolitan’s PSN contracts with specialists, ancillary service providers and hospitals. These providers deliver services to Metropolitan’s patients based on certain fee schedules and care requirements. Metropolitan pays capitated (fixed cost) fees for certain high volume specialties, averaging the cost on a per member, per month basis; the others are paid on a contractual fee-for-service basis.

Metropolitan does not pay or process any of the payments to its PSN physicians or other providers. All claims processing is handled directly by Humana. Metropolitan does review and approve claims in advance of payment (prospective payment review). Incorrect claims are identified and corrected prior to payment by Metropolitan’s claims suspense staff. Paid claims are reviewed again and errors are handled and recovered by Metropolitan’s contestation staff. Metropolitan regularly monitors and measures Humana’s claims escrow pools, or allocations for claims incurred but not yet reported (IBNR) for accuracy and underfunding.

Metropolitan is certified as a Utilization Review Agent by Florida’s Agency for Health Care Administration. Utilization review is a process whereby multiple data is analyzed and considered to ensure that appropriate health services are provided in a cost-effective manner. Factors include the risks and benefits of a medical procedure, the cost of providing those services, specific payer coverage guidelines, and historical outcomes of healthcare providers such as physicians and hospitals.

As mentioned above, Metropolitan has developed a proprietary care management model, the PIQ program, which was implemented in 2002. PIQ is a “pay for performance” program based on the principle that optimal clinical outcomes depend on multiple factors including perceptions of care, efficient utilization of healthcare resources, evidence-based medical treatment and appropriate follow-up. This model is used to manage and compensate Metropolitan’s primary care physicians in caring for Metropolitan’s patients. The PIQ program measures performance based on quality metrics including patient satisfaction, disease state management of high-risk, chronically ill patients, increased frequency of physician-patient encounters, and enhanced medical record documentation. Metropolitan believes that this focus provides Metropolitan with a competitive advantage as a PSN.

Competition

Metropolitan competes in the highly competitive and regulated health care industry which is subject to continuing changes with respect to the provisioning of services and the selection and compensation of providers. As stated above, the Humana agreements are structured as one-year automatically renewable agreements. Humana may terminate such agreements upon 180 days’ notice of non-renewal to Metropolitan. Metropolitan competes with other risk providers for Humana’s business and Humana competes with other HMOs in securing and serving patients in the Medicare Advantage Program.

Metropolitan’s competitors vary in size and scope, in terms of products and services offered. Metropolitan believes that it competes directly with various national, regional and local companies in providing its services. Some of Metropolitan’s direct competitors in the PSN industry are Continucare Corporation, Primary Care Associates, Inc. and MCCI, all based and operating in Florida. Additionally, companies in other health care industry segments, some of which have financial and other resources greater than Metropolitan, may become competitors in providing similar services at any given time. Additionally, the market in Florida may become increasingly attractive to competitor PSNs due to the large population of Medicare participants. Metropolitan believes that many of its competitors are substantially larger than Metropolitan and have significantly greater financial, sales and marketing, and other resources. Metropolitan believes that these competitors may be able to respond more rapidly to changes in the regulatory environment in which Metropolitan operates and changes in managed care organization business or to devote greater resources to the development and promotion of their services than Metropolitan can. Furthermore, it is Metropolitan’s belief that some of its competitors may make strategic acquisitions or establish cooperative relationships among themselves.

Growth Initiatives

Prior to 2004, membership in Medicare Advantage programs declined as a percentage of Medicare eligible lives over several years, principally the result of decreased funding which has negatively impacted plan benefits. Although Metropolitan has seen growth in its membership through its expansion of its relationship with Humana, Metropolitan has experienced gradual attrition in its membership commensurate with the industry. Prior to the membership increases resulting from the aforementioned expansion, net membership decreases from attrition were approximately 770 in 2004 compared to 1,200 in 2003. Metropolitan expects that this trend will improve over the next few years as a result of the passage of the Medicare Modernization Act in late 2003. With operations focused in Florida, the nation’s second largest Medicare market, Metropolitan expects incremental membership growth in its current markets. Among a number of sweeping changes to Medicare, the MMA legislation was intended to substantially increase participation in Medicare Advantage through increased funding commitments. Beginning with an average increase of 10.6% in 2004, this stimulus allowed plans to improve benefits and attract new enrollees. Metropolitan’s total 2004 premium increases were approximately 13.2% in Central Florida and 15.7% in South Florida, a significant portion of which was utilized to enhance plan benefits. As well, Metropolitan expects that opportunities to expand into other Florida markets will develop as Humana and other Medicare HMOs grow their respective businesses.

The underlying economics of the Medicare Modernization Act have also provided incentive for companies such as Metropolitan to directly enter the Medicare Advantage business. Metropolitan is currently developing and licensing its own Medicare Advantage HMO to operate in certain Florida markets underserved by this program. Management does not intend to compete in markets in which it is contracted with Humana and views this growth strategy as an extension of its existing core competency and organization.  The current plan calls for operations to begin in 2005. Management believes that its ongoing development efforts, required reserve requirements and start-up costs for the HMO can be funded by Metropolitan’s current resources and projected cash flows from operations.

Employees

As of December 31, 2004, Metropolitan had 134 full-time employees, of which 34 were employed at Metropolitan’s executive offices. No employees of Metropolitan are covered by a collective bargaining agreement or are represented by a labor union. Metropolitan considers its employee relations to be good.

ITEM 2  DESCRIPTION OF PROPERTY

Our principal executive offices are located at 250 Australian Avenue South, Suite 400, West Palm Beach, Florida where we occupy 13,211 square feet at a current monthly rent of $16,200 pursuant to a lease expiring March 31, 2008.

Metropolitan has a satellite office in Daytona Beach, Florida with 5,700 square feet and monthly rent of $8,300. The lease expires September 30, 2006.

The PSN leases 7 offices serving patients in Central and South Florida with an aggregate monthly rental of $32,400 with expiration dates ranging from one to five years from December 31, 2004.

ITEM 3  LEGAL PROCEEDINGS

Metropolitan is a party to various legal proceedings which are either immaterial in amount to Metropolitan and its subsidiaries or involve ordinary routine litigation incidental to the business of Metropolitan and its subsidiaries. There are no material pending legal proceedings, other than routine litigation incidental to the business of Metropolitan and its subsidiaries, to which Metropolitan or any of its subsidiaries is a party or of which any property of Metropolitan or its subsidiaries is the subject.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the twelve months ended December 31, 2004.

PART II

ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is currently traded on the American Stock Exchange and the Pacific Exchange under the symbol “MDF”. The following table sets forth the high and low closing bid prices for the Common Stock, as reported by American Stock Exchange:

	High	Low
	($)	($)

COMMON STOCK

Quarter ended March 31, 2003	0.27	0.14
Quarter ended June 30, 2003	0.20	0.07
Quarter ended September 30, 2003	0.34	0.13
Quarter ended December 31, 2003	0.79	0.26
Quarter ended March 31, 2004	1.10	0.67
Quarter ended June 30, 2004	1.07	0.81
Quarter ended September 30, 2004	1.70	0.80
Quarter ended December 31, 2004	2.90	1.35

As of February 28, 2005, there were 295 record holders of our Common Stock.

Metropolitan has never declared or paid any cash dividends on its Common Stock. Metropolitan has no intention to pay cash dividends in the foreseeable future. Metropolitan presently intends to invest its earnings, if any, in the development and growth of its operations and the reduction of debt.

Equity Compensation Plan

A table detailing Metropolitan’s existing equity compensation plans as of December 31, 2004 is included in Item 12 of this Form 10-K and is incorporated herein by reference.

ITEM 6  SELECTED FINANCIAL DATA

Set forth below is our selected historical consolidated financial data for the five fiscal years ended December 31, 2004. The selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report. The consolidated statement of operations data and balance sheet data for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 are derived from our audited consolidated financial statements which have been audited by Kaufman, Rossin & Co., P.A., our registered public accounting firm.

	For the years ended December 31,
	2004 (1)	2003	2002	2001	2000 (2)
Net revenues	$158,069,791	$143,874,488	$119,129,854	$128,186,307	$119,047,520
Operating income/(loss)	11,940,337	7,211,068	(10,898,177)	2,201,632	1,157,274
Income/(Loss) from continuing operations before income taxes	11,473,732	5,861,303	(13,865,800)	934,163	4,417,862
Income/(Loss) from continuing operations	18,853,978	5,861,303	(13,865,800)	934,163	4,417,862
Discontinued operations, net of tax	(31,266)	(1,459,550)	(3,215,087)	(1,303,404)	(94,711)
Net income/(loss)	18,822,712	4,401,753	(17,080,887)	(369,241)	4,323,151
Basic income/(loss) from continuing operations per share	0.42	0.17	(0.46)	0.03	0.26
Basic earnings/(loss) per share	0.42	0.13	(0.56)	(0.02)	0.25
Diluted earnings/(loss) per share	0.38	0.10	(0.56)	(0.02)	0.21
Weighted average common shares outstanding-basic	45,123,843	34,750,173	30,374,669	25,859,411	16,887,402
Weighted average common shares outstanding-diluted	50,028,303	46,914,839	30,374,669	25,859,411	20,934,496
Cash dividend declared	-	-	-	-	-
Financial Position
Cash and equivalents	$12,844,113	$2,176,204	$399,614	$393,968	$44,724
Total current assets	18,923,011	5,452,254	5,957,163	12,922,453	6,754,274
Total assets	28,037,263	9,223,729	10,158,911	17,379,262	11,159,834
Total current liabilities	3,224,633	7,822,298	13,784,575	9,796,526	7,888,056
Total liabilities	3,474,633	9,726,390	17,027,204	10,683,441	10,922,619
Total working capital	15,698,378	(2,370,044)	(7,827,412)	3,125,927	(1,133,782)
Long - term obligations, including current portion	1,132,000	2,983,576	5,603,370	1,821,705	2,099,052
Total stockholder's equity	24,562,630	(502,661)	(6,868,293)	6,695,821	235,215

(1) The financial data for 2004 includes a deferred tax asset of $8,281,110 and a benefit from income taxes of $7,380,246.
(2) The financial data for 2000 includes the operations of Metlabs, Inc., which was discontinued in 2002.

ITEM 7       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

For the twelve months ended December 31, 2004, approximately 99% of Metropolitan’s revenue came from agreements with Humana. Metropolitan has one-year, full risk renewable agreements with Humana to provide healthcare services to Humana members in certain markets. Failure to maintain these agreements or successfully develop additional sources of revenue could adversely affect Metropolitan’s financial condition. (See “Risk Factors” - “The loss of certain agreements and the capitated nature of our revenues could materially affect our operations”).

Under its full risk agreements with Humana, Metropolitan receives monthly payments per patient at a rate established by the agreements in return for its services, also called a capitated fee. The capitated fee is a majority percentage of the monthly premiums received by Humana from CMS (Centers for Medicare and Medicaid Services). In return for such fees, Metropolitan assumes full financial responsibility for the provision of all covered medical care to its patients, including those medical services that Metropolitan’s PSN does not itself provide. To the extent the costs of providing such care is less than the related premiums received from Humana, Metropolitan generates an operating profit. Conversely, if the costs exceed related premiums, Metropolitan generates an operating loss.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 on pages F-8 through F-13 of the “Notes to Consolidated Financial Statements” included in this Form 10-K. We believe our most critical accounting policies include “Use of Estimates, Revenue, Expense and Receivables” and “Use of Estimates, Deferred Tax Asset.”

Use of Estimates, Revenue, Expense and Receivables.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. The most significant area requiring estimates relate to Metropolitan’s arrangement with Humana and such estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

With regard to revenues, expenses and receivables arising from agreements with Humana, Metropolitan estimates amounts it believes will ultimately be realizable based in part upon estimates of IBNR (claims incurred but not reported) and estimates of retroactive adjustments or unsettled costs to be applied by Humana. The IBNR estimates are made by Humana utilizing actuarial methods and are continually evaluated by Metropolitan’s management based upon its specific claims experience. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements. (See “Notes to Consolidated Financial Statements,” Note 1 - “Use of Estimates, Revenue, Expense and Receivables” and “Risk Factors - “A failure to estimate incurred but not reported medical benefits expense accurately will affect our profitability”).

Use of Estimates, Deferred Tax Asset.

The Company has recorded a deferred tax asset of approximately $8.3 million at December 31, 2004. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material (see “Notes to Consolidated Financial Statements,” Note 1 - “Use of Estimates, Deferred Tax Asset” and Note 6 - “Income Taxes”).

In the future, if Metropolitan determines that it cannot, on a more likely than not basis, realize all or part of its deferred tax assets in the future, an adjustment to establish (or record an increase in) the deferred tax asset valuation allowance would be charged to income in the period in which such determination is made. Changes in Metropolitan’s deferred tax assets are reflected in the tax expense (benefit) line of our consolidated statements of operations.

Off-Balance Sheet Arrangements

Metropolitan does not have any Off-Balance Sheet Arrangements that have or are reasonably likely to have a current or future effect on Metropolitan’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Tabular Disclosure of Contractual Obligations

	Payment Due by Period
Contractual		Less Than	1-3	4-5	More Than
Obligations	Total	1 Year	Years	Years	5 years
Long-term debt	$1,132,000	$882,000	$250,000	$-	$-
Operating lease obligations	3,812,000	1,115,000	2,006,000	291,000	400,000
Employment obligations	2,538,000	2,215,000	323,000	-	-
	$7,482,000	$4,212,000	$2,579,000	$291,000	$400,000

As of December 31, 2004, Metropolitan had no payment obligations that would constitute capital lease obligations.

Comparison of Fiscal 2004 and 2003

Introduction

For the year ended December 31, 2004, Metropolitan recognized revenues of $158.1 million compared to $143.9 million in the prior year, an increase of $14.2 million or 9.9%. Net income for 2004 was $18.8 million compared to $4.4 million for the year ended December 31, 2003. The 2004 year included a $7.4 million benefit from income taxes while the 2003 year included approximately $1.5 million in losses related to its discontinued pharmacy operations. Operating income improved 65.6%, from $7.2 million in 2003 to $11.9 million in 2004.

Net earnings per share, inclusive of a $0.16 per share benefit from income taxes, was $0.42 for the year ended December 31, 2004 compared to $0.13 in the prior year. The increase in the basic net earnings per share for the year ended December 31, 2004 was partially offset by an increase in the number of weighted average shares outstanding, from 34,750,173 at December 31, 2003 to 45,123,843 at December 31, 2004.

In February 2004, Metropolitan issued an aggregate of 5,004,999 shares of Common Stock (the "Private Placement Shares") at a price of $0.60 per share to 24 accredited investors and one non-accredited investor, accounting for much of the increase in weighted average shares outstanding. Metropolitan received $2,953,000 in proceeds, net of offering costs of approximately $50,000, from the sale of these Private Placement Shares. The proceeds of this transaction were used to settle its longstanding payroll tax obligation for an amount totaling $3.4 million.

In 2004, Metropolitan operated in two segments for purposes of presenting financial information and evaluating performance, the PSN (managed care and direct medical services) and the HMO. The HMO division is in the development stage. During 2003, Metropolitan also operated in two segments, the PSN and the pharmacy. Metropolitan disposed of its pharmacy division in November 2003 and, accordingly, the operations of the pharmacy division are reported as discontinued operations. The remaining PSN segment, prior to allocation of corporate overhead, reported an increase in income as a percentage of revenue, from 8.0% in 2003 to 10.9% in 2004. In 2004, Metropolitan began the process of developing its own Medicare Advantage HMO and, as of December 31, 2004, had incurred $460,000 of related expenses.

The passage of the Medicare Modernization Act in late 2003 brought a number of sweeping changes to Medicare, including substantially increasing participation in Medicare Advantage through increased funding commitments. Beginning with an average increase of 10.6% in 2004, this stimulus allowed plans to improve benefits and attract new enrollees. When combined with the Medicare risk adjustment increases, Metropolitan realized total 2004 premium increases of approximately 13.2% in Central Florida and 15.7% in South Florida, resulting in incremental revenue increases of $19.6 million over 2003.

Total Medicare Advantage lives increased approximately 1,400 members from December 31, 2003 to a membership of 26,700 at December 31, 2004. Expansion of Metropolitan’s primary physician network resulted in an incremental increase in excess of 2,100 members. Attrition slowed considerably in 2004, the result of the increased funding and a corresponding improvement in member benefits provided by the MMA. As a result, net membership decreases from attrition, which were approximately 1,200 in 2003, decreased to 770 in 2004.

Revenues

Revenues for the year ended December 31, 2004, increased $14.2 million, or 9.9%, over the prior year, from $143.9 million to $158.1 million. PSN revenues from Humana increased 10.1%, from $142.3 million to $156.6 million. As previously discussed, approximately $19.6 million in incremental revenues were generated by Medicare funding and MRA increases that totaled 13.2% in the Central Florida market and 15.7% in South Florida, while the addition of three new South Florida medical practices in the last four months of 2004 accounted for $2.3 million in incremental revenue. These increases were partially offset by net declines in membership, resulting in approximately $5.8 million in reduced revenue. In addition, effective August 1, 2003, Metropolitan cancelled its risk arrangement with one of its South Florida centers due to noncompliance with Metropolitan’s policies and procedures, resulting in a funding decrease of $1.7 million for the year ended December 31, 2004 as compared to 2003.

Included in the 2004 funding increases were MRA increases totaling approximately $2.3 million. The purpose of risk adjustment is to use health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. From 2000 to 2003, risk adjusted payment has accounted for only 10 percent of Medicare health plans payment, with the remaining 90 percent being based on demographic factors used before the BBA was enacted. In 2004, the portion of risk-adjusted payment was increased to 30 percent, from 10 percent in 2003. The portion of risk-adjusted payment will increase to 50 percent in 2005, 75 percent in 2006 with the 100% phase-in of risk-adjusted payment to be completed in 2007.

Non-Humana revenue for Metropolitan’s wholly-owned physician practices in 2004 declined, relative to 2003, by $178,000, to a total of $1.4 million. Metropolitan operated six physician practices and an oncology center in both years, adding three more practices in the latter half of 2004.

Expenses

Total expenses for the year ended December 31, 2004 increased $9.5 million, or 6.9%, over the year ended December 31, 2003, from $136.7 million to $146.1 million. However, total expenses improved as a percentage of revenue from 95.0% in 2003 to 92.4% in the current year.

Direct medical costs, the largest component of expense, represents costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee for service basis. Direct medical costs for 2004 were $129.2 million compared to $121.0 million for 2003. As a percentage of PSN revenues, direct medical costs improved from 85.1% in the 2003 period to 82.5% in the current year. While Humana enhanced the benefits provided in its 2004 Medicare Advantage benefit plans in Metropolitan’s markets, increased Medicare funding and favorable medical utilization more than offset the increased benefit costs. In addition, the absolute level of Metropolitan’s average benefit costs per member life increased in 2004 relative to 2003 as a result of, among other things, the most severe flu season in four years, which resulted in increases in hospital admissions and lengths of stay in the first quarter of 2004. Metropolitan also experienced a $1.8 million increase in direct medical expenses in 2004 relative to 2003 due to the addition of new medical practices in the last four months of 2004. Metropolitan estimates that its direct medical expenses were $1.9 million lower in 2004 relative to 2003 as a result of Metropolitan’s closure of a medical center in South Florida in August 2003 and a net decline in the number of patients served by the PSN.

Payroll, payroll taxes and benefits for 2004 was $9.3 million, as compared to the prior year’s total of $7.8 million, a $1.4 million increase. The 2004 year included $525,000 in incremental accrued bonus and pension expenses, the result of Metropolitan’s improved performance in 2004. In addition, an increase of approximately $298,000 resulted from the hiring of an oncologist in late 2003, whereas in the 2003 period a consultant was utilized. An additional $524,000 was incurred in Metropolitan’s three new medical centers in the South Florida and Central Florida markets. Savings of approximately $171,000 were realized through the closure of Metropolitan’s hospitalist program in early 2003. Increased staffing, including the hiring of a general counsel, salary increases and increased benefit costs accounted for the balance of the incremental expense.

Medical supplies were $1.6 million for 2004, compared to $2.1 million in 2003, due in part to decreased utilization and more cost-effective purchasing. Medical supply costs are incurred in all Metropolitan’s medical offices, but most prominently in Metropolitan’s Central Florida oncology offices, accounting for 93.4% of the 2004 expense.

Depreciation and amortization for the year ended December 31, 2004 totaled $370,000, a 43.6% decrease over the prior year total of $655,000, as many of Metropolitan’s fixed assets are fully depreciated.

Rents and leases for the year ended December 31, 2004 increased $186,000 (18.3%) over the prior year. Of this increase, $105,000 related to the opening of three new medical centers.

Consulting expense for the year decreased approximately $672,000, from $1.4 million in 2003 to $679,000 in 2004. Of the reduction, $370,000 resulted from the hiring of an oncologist, whereas in the prior year a consultant was utilized. In addition, approximately $383,000 in savings was realized through a reduction in marketing and administrative consultants and the closure of Metropolitan’s hospitalist program in early 2003. These savings were partially offset by $139,000 in expenses incurred in the development of Metropolitan’s HMO.

General and administrative expenses for 2004 amounted to $3.8 million, an increase of $1.3 million over the prior year. Among the increases, $100,000 resulted from contributions made by Metropolitan to relief efforts in the aftermath of Hurricanes Frances and Jeanne, which had a significant impact on Metropolitan’s service area. Another $321,000 of incremental expense was incurred in the development of Metropolitan’s HMO, with increased director fees accounting for an additional $345,000. In addition, $160,000 of general and administrative expenses was incurred in connection with Metropolitan’s three new medical centers in the South Florida and Central Florida markets. Metropolitan generated an additional $91,000 of general and administrative expenses in connection with successful listing on the American Stock Exchange and for dues and subscriptions. The balance of the increase resulted from small increases over a wide range of expense categories.

Other income and expenses for the year included a decrease in interest expense of $1.0 million from the prior year due to the decreased average amount of debt and IRS obligations carried by Metropolitan in the 2004 period as compared to the prior year. In addition, as a result of Metropolitan’s increased cash balances, interest income increased from $27,000 in 2003 to $101,000 in 2004. Metropolitan accumulated approximately $10.7 million in additional cash and equivalents in 2004 and anticipates that its interest income will increase in 2005. Other income and expenses also included a $200,000 reserve on the note receivable from the purchaser (“Purchaser”) of the pharmacy operations. This note was due in May 2004 and, as of December 31, 2004 was in default. On February 11, 2005, Metropolitan and the Purchaser executed a settlement agreement requiring the note to be repaid in monthly installments ranging from $5,000 to $10,000, with interest at 8%, until paid in full. Management believes that the collectibility of the note remains uncertain.

The Company has recorded a benefit from income taxes of approximately $7.4 million at December 31, 2004. Realization of the benefit and the associated deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material (See “Notes to Consolidated Financial Statements,” Note 6 - “Income Taxes”).

Losses related to the discontinued pharmacy operations for the twelve months were $31,000 in 2004 as compared to $1.5 million in 2003. The pharmacy operations were sold in November 2003.

Comparison of Fiscal 2003 and 2002

Introduction

Revenues for the year ended December 31, 2003 totaled $143.9 million compared to $140.1 million in the prior year. Net income was $4.4 million for the year ended December 31, 2003 compared to a net loss of $17.1 million in 2002. On a per share basis, Metropolitan earned $0.13 for the year ended December 31, 2003, compared to a loss of $0.56 in the prior year. Income from continuing operations amounted to $5.9 million in 2003, compared to a net loss of $13.9 million in 2002. Results for 2002 included significant adjustments to direct medical costs of approximately $6.6 million, imputed interest expense of $1.2 million and $520,000 in write-downs of accounts receivable from medical practices closed in prior years.

Included in the 2003 and 2002 years were $1.5 million and $3.2 million, respectively, of losses related to the discontinued operations. Metropolitan operated two business segments in 2003, managed care and direct medical services (PSN) and pharmacy. It operated a third segment in 2002, the clinical laboratory business, which was disposed of in July 2002. The pharmacy business was established in 2001 and sold in November 2003.

As discussed in the audited financial statements, the PSN segment reported a gain of $11.5 million before allocated overhead of $3.7 million for 2003, compared to a loss of $5.0 million in 2002. Segment revenues for the same time periods were $143.9 million and $140 million, respectively. Expenses, which include direct medical costs and supplies, physician salaries and other costs relating to the operations of medical practices, were $132.2 million and $147.2 million for the years ended December 31, 2003 and 2002, respectively.

Revenues

Revenues for the year ended December 31, 2003 increased $3.8 million or 2.7% over the prior year, from $140.1 million to $143.9 million. PSN revenues from Humana increased 2.8%, from $138.5 million to $142.3 million. Approximately $12.1 million in incremental revenues were generated by funding increases resulting from the renegotiation of Metropolitan’s contract with Humana in the Central Florida market, combined with governmental funding increases of approximately 1.8%. These increases were partially offset by a decline in the number of patients in our Central Florida network, resulting in approximately $6.7 million in reduced funding. In connection with the renegotiation of its Central Florida HMO contract, Metropolitan was no longer at risk for the HMO’s commercial membership effective January 1, 2003, resulting in lost revenue of approximately $3.1 million for the year, but increased profitability as this line of business had been unprofitable.

Metropolitan’s South Florida centers reported a net increase in PSN revenues from Humana of $1.6 million over the prior year period, with $1.4 million in increases from a new center in Broward County, which Metropolitan assumed management of in October 2002, and $1.9 million due to increased membership at its Boca Raton medical office. Effective August 1, 2003 Metropolitan cancelled its risk arrangement with the Broward County center due to noncompliance with Metropolitan’s policies and procedures. These revenue increases were partially offset by $1.7 million in decreases due to net decreased membership in Metropolitan’s other South Florida medical centers.

Total Medicare Advantage lives declined approximately 1,700 members from year-end 2002 to a membership of approximately 25,500 at December 31, 2003. Approximately 500 of these belong to the terminated Broward County center, with the other 1,200 attributable to attrition.

Non-Humana revenue for Metropolitan’s wholly-owned physician practices in 2003 remained the same as the prior year, $1.6 million. Metropolitan operated six physician practices and an oncology center in each of the years.

Expenses

Operating expenses for the year ended December 31, 2003 decreased $14.3 million (9.5%) over the prior year, from $151.0 million to $136.7 million. Operating expenses other than direct medical costs and medical supplies, which correlate to revenue, decreased 12.5% over the prior year due in part to several cost cutting measures undertaken by Metropolitan in late 2002 and 2003.

Direct medical costs, the largest component of expense, represents costs associated with providing services of the PSN operation including direct medical payments to physician providers, hospitals and ancillaries on a capitated or fee for service basis. Direct medical costs for 2003 were $121.0 million compared to $133.6 million for 2002, a decrease of $12.6 million, or 9.4%, despite a $3.8 million increase in HMO revenues. A savings of $3.5 million in expenses was realized in 2003 due to no longer being at risk for commercial membership in conjunction with Metropolitan’s renegotiated Central Florida HMO contract. Included in 2002 were significant adjustments to direct medical costs of approximately $6.6 million relating to prior years. Metropolitan was able to obtain its own stop-loss insurance in the Central Florida market in 2003, accounting for additional savings estimated at approximately $2.4 million.

Payroll, payroll taxes and benefits for 2003 increased 1.9% over 2002, from $7.7 million to $7.8 million. Increases were comprised of approximately $400,000 in management and staff bonuses, increases of $378,000 in Metropolitan’s growing Boca Raton medical and Central Florida oncology offices and $67,000 related to Metropolitan’s Central Florida operations. Offsetting the increases were approximately $139,000 in savings resulting from the closure of two unprofitable medical practices in 2002 and $676,000 related to the termination of Metropolitan’s hospitalist program in the first quarter.

Medical supplies were $2.1 million for 2003, compared to $1.9 million in 2002, as the 2002 expense only represented ten months of operations for Metropolitan’s Central Florida oncology offices. Medical supply costs are incurred in all Metropolitan’s medical offices, but most prominently in Metropolitan’s Central Florida oncology offices, accounting for 94.0% of the 2003 expense.

Depreciation and amortization for the year ended December 31, 2003 totaled $655,000, a 30.8% decrease over the prior year total of $946,000. The prior year included $429,000 in amortization and write-offs of financing costs, compared to $164,000 in the current year.

Rent and leases for the year ended December 31, 2003 totaled $1.0 million, a $162,000 increase over 2002. Approximately $100,000 of the increase resulted from increased rent at Metropolitan’s new corporate offices, with another $119,000 arising from the expansion of the aforementioned Boca Raton and oncology medical offices. These increases were offset in part by $56,000 in savings resulting for the closure of the medical practices previously mentioned.

Consulting expense for the year decreased approximately $1.3 million, or 49.3%, from $2.7 million in 2002 to $1.4 million in 2003. These savings resulted in part from $273,000 in reductions of consulting services connected with Metropolitan’s pharmacy and HMO development efforts. Further savings were achieved through the discontinued use of medical consultants in Metropolitan’s hospitalist program in the first quarter of 2003 amounting to $973,000, a $314,000 reduction in marketing consultants and $81,000 in savings due to a closed medical practice in July 2002. These reductions were partially offset by $303,000 in increases related to the development of Metropolitan’s oncology practice.

General and administrative expenses for the year decreased $492,000, or 16.1%, from the $3.0 million reported in the year ended December 31, 2002. The result of cost cutting measures undertaken by Metropolitan in the second half of 2002 and 2003, decreases were recognized in a wide number of expense categories, most significantly in legal and accounting. These reductions were partly offset by an increase in insurance costs amounting to $158,000.

Other income and expenses for 2003 included a decrease in interest expense of $1.1 million from the prior year, as 2002 included $1.2 million of imputed interest due to beneficial conversion features on convertible notes. The difference of $100,000 is due to the increased average amount of debt carried by Metropolitan in 2003 as compared to the prior year.

Loss from discontinued operations for the year, which includes Metropolitan’s pharmacy division in 2003 and both the pharmacy and clinical laboratory in 2002, was $1.7 million in 2003 compared to $2.4 million in 2002. The 2003 year also included a $290,000 gain on the disposal of the pharmacy division, while 2002 reported a $834,000 loss on the disposal of the clinical laboratory.

Liquidity and Capital Resources

During the year ended December 31, 2004, Metropolitan reduced its current liabilities from $7.8 million to $3.2 million and its total liabilities from $9.7 million to $3.5 million. Most significantly, Metropolitan settled its longstanding payroll tax obligation for an amount totaling $3.4 million. Metropolitan’s equity totaled $24.6 million at December 31, 2004 compared to a deficit of $503,000 at December 31, 2003. Additionally, working capital improved from a deficit of $2.4 million at year-end 2003 to a surplus of $15.7 million at December 31, 2004, an improvement of $18.1 million.

As of December 31, 2004, Metropolitan had approximately $12.8 million in cash and equivalents as compared to approximately $2.2 million at December 31, 2003, an increase of nearly $10.7 million.

Metropolitan has adopted an investment policy with respect to the investment of cash and equivalents. The investment policy goal is to obtain the highest yield possible while investing only in highly rated instruments or investments with nominal risk of loss of principal. The investment policy sets forth a list of “Permitted Investments” and provides that exceptions to the policy and procedure must be approved by the Chief Financial Officer or the Chief Executive Officer.

Cash flows from operating activities for the year ended December 31, 2004 constituted approximately $8.2 million of the $10.7 million increase in cash. Net income of $18.8 million, inclusive of a benefit from income taxes of $7.4 million, was the largest source of cash flow from operations, with an additional $664,000 in cash generated by a reduction in accounts receivable. These sources of cash were partially offset by $3.3 million, $916,000, $351,000 and $330,000 of cash utilized for payroll taxes payable, accounts payable and accrued expenses, other assets and other current assets. In addition, the recognition of a deferred income tax asset accounted for $8.3 million in cash used in operating activities, which was partially offset by a $882,000 tax benefit on the exercise of stock options. In February 2004, Metropolitan was successful in negotiating a settlement with the IRS on its outstanding payroll tax liabilities for an amount totaling approximately $3.4 million. This amount has been paid in full.

Cash flow from investing activities for the year ended December 31, 2004 had a $444,000 impact on Metropolitan’s cash resources, the entire amount having been used for capital expenditures.

Metropolitan’s financing activities for the year ended December 31, 2004 provided Metropolitan approximately $2.9 million of cash. Metropolitan generated approximately $4.1 million of cash from the issuance of stock and the exercise of warrants and options. Approximately $1.2 million was used for loan, note and capital lease payments. A significant portion of the cash generated by Metropolitan from financing activities is attributable to approximately $3.0 million of net proceeds received by Metropolitan in connection with a private placement of 5,004,999 shares of its Common Stock.

Although not reflected as a source or use of cash from financing activities on Metropolitan’s consolidated statements of cash flow, certain creditors converted $1,015,000 in principal amount of long-term debt into 1,868,055 shares of Common Stock during the year ended December 31, 2004. As well, Metropolitan successfully extended and modified the terms of a $1.2 million in principal amount promissory note due May 2004 (the “Note”). The new terms of the Note provided for monthly payments in the amount of $50,000 plus interest each month over twenty-four months beginning June 2004, with interest at 12%. There is no prepayment penalty for early repayment of the Note and, upon an uncured event of default, the Note automatically converts into 6% Convertible Debentures with a principal amount equal to the principal amount and accrued interest outstanding under the Note. Metropolitan issued 100,000 shares of Common Stock in conjunction with the restructuring. The Note was repaid in full January 2005.

Metropolitan anticipates that the development efforts, required reserve requirements and start-up costs for its HMO can be funded by Metropolitan’s current resources and projected cash flows from operations. Metropolitan currently expects to spend between $5 million and $7 million of its existing or future cash resources to develop its HMO business through 2006. The actual amount will depend on a number of variables including, but not limited to, the effectiveness of its sales and marketing efforts in enrolling members and the HMO’s medical cost ratio. It is expected that the HMO will be licensed and operational in 2005, however no assurances can be given that Metropolitan will be successful in this project.

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

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at December 31, 2004 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and additional Supplementary Data are included on pages F-1 to F-21 of this Form 10-K.

Summary of Consolidated Quarterly Earnings (unaudited):

	For the Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004*	March 31, 2004
Net revenues	$40,880,563	$40,091,999	$38,554,033	$38,543,196

Income from continuing operations	$9,839,757	$3,654,603	$3,868,851	$1,490,767

Net Income	$9,853,883	$3,666,746	$3,857,274	$1,444,809

Net Income - per share - basic	$0.21	$0.08	$0.08	$0.03
Net Income - per share - diluted	$0.19	$0.07	$0.08	$0.03

* Includes $200,000 reclassification of reserve on pharmacy note from discontinued operations

	For the Quarter Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Net revenues	$35,452,435	$35,680,129	$35,865,376	$36,876,548

Income from continuing operations	$1,555,763	$1,691,617	$1,649,329	$964,594

Net Income	$1,565,390	$1,172,972	$947,694	$715,697

Net Income - per share - basic	$0.04	$0.03	$0.03	$0.02
Net Income - per share - diluted	$0.04	$0.03	$0.02	$0.02

ITEM 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management, which includes our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the fiscal year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no change in our internal controls over financial reporting that occurred during our last fiscal quarter of the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Item 1.01  Entry into Material Agreements

On November 5, 2004, the Board of Directors of Metropolitan, upon the recommendation of the Compensation Committee, approved salary increases for fiscal year 2005 for Michael M. Earley, Chairman and Chief Executive Officer, Debra A. Finnel, President and Chief Operating Officer, David S. Gartner, Chief Financial Officer, and Roberto L. Palenzuela, General Counsel and Secretary, effective as of January 3, 2005. The salary increases were as follows: Mr. Earley from $250,000 to $300,000; Ms. Finnel from $250,000 to $300,000; Mr. Gartner from $160,000 to $190,000; and Mr. Palenzuela from $160,000 to $190,000. Metropolitan entered into amended and restated employment agreements with each of Mr. Earley, Ms. Finnel, Mr. Gartner and Mr. Palenzuela also effective as of January 3, 2005. The initial term of the agreements is one year, which is automatically renewable for successive one year periods unless earlier terminated in accordance with the agreements. The terms and conditions of the agreements are summarized in more detail in Item 11 of this Form 10-K under the heading “Employment Agreements” which summaries are incorporated herein by reference.

Each of Mr. Earley’s, Ms. Finnel’s, Mr. Gartner’s and Mr. Palenzuela’s employment agreements have been filed as exhibits to this Form 10-K and Metropolitan refers you to such exhibits for the complete terms of the agreements which are also incorporated herein by reference.

On November 5, 2004, the Compensation Committee recommended and the Board ratified the following discretionary bonus compensation for the fiscal year 2004 for Metropolitan’s executive officers. The amount of the bonuses awarded were as follows:

Michael M. Earley	$125,000
Debra A. Finnel	$125,000
David S. Gartner	$ 75,000
Roberto L. Palenzuela	$ 60,000
The bonus compensation will be paid by Metropolitan 65% in cash and 35% in Metropolitan Common Stock, based on the per share closing price of the Common Stock on December 31, 2004.

On November 5, 2004, the Board of Directors, upon the recommendation of the Compensation Committee, approved the compensation arrangement for non-employee Directors of Metropolitan for the fiscal year 2005. The arrangement provides that non-employee Directors are to receive $20,000 for Board service for the year as well as additional compensation ranging from $500 to $1,500 for attendance at Board and committee meetings. The Chairpersons of the Governance & Nominating Committee, Compensation Committee and Audit & Finance Committee will also receive an additional retainer of $2,000, $4,000 and $6,000, respectively, annually for service in 2005. In addition, each non-employee Director will receive an annual grant of 25,000 options of Metropolitan’s Common Stock, issuable at the market price at the date of grant with a one-year vesting period. Directors who are also employees of Metropolitan will not receive additional compensation for Board service in 2005.

The compensation arrangement summarized above has been filed as an exhibit to this Form 10-K, and Metropolitan refers you to such exhibit for the complete terms of the arrangement which are incorporated herein by reference.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

As of the date of this filing, the directors and executive officers of Metropolitan are as follows:

Name	Age	Position
Michael M. Earley	49	Chairman and Chief Executive Officer
Debra A. Finnel	43	President, Chief Operating Officer and Director
David S. Gartner, CPA	47	Chief Financial Officer
Roberto L. Palenzuela, Esq.	41	General Counsel and Secretary
Karl M. Sachs, CPA	68	Director
Martin W. Harrison, M.D.	52	Director
Eric Haskell, CPA	58	Director
Barry T. Zeman	58	Director
Douglas R. Carlisle	54	Director

MICHAEL M. EARLEY, Chairman and Chief Executive Officer has been employed by Metropolitan since March 10, 2003 and previously served as a director of Metropolitan from June 2000 to December 2002. Mr. Earley became Chairman of the Board of Directors in September 2004. Mr. Earley has been an advisor to public and privately owned companies, acting in a variety of management roles since 1997. From 1986 to 1997, he served in a number of senior management roles, including CEO and CFO of Intermark, Inc. and Triton Group Ltd., both publicly traded diversified holding companies. He was Chief Executive Office of Triton Group Management, a corporate consulting firm, from 1997 through December 1999. He was Chief Executive Officer of Collins Associates, an institutional money management firm, from January 2000 through December 2002. Mr. Earley was a self-employed corporate consultant from January 2002 through February 2003. Since August 2002, Mr. Earley has been serving as a director and member of the audit committee of MPower Communications, a publicly traded telecommunications company. Mr. Earley received his undergraduate degrees in Accounting and Business Administration from the University of San Diego. From 1978 to 1983, he was an audit and tax staff member of Ernst & Whinney.

DEBRA A. FINNEL, President and Chief Operating Officer, has been employed by Metropolitan since January 1999 and has served on the Board of Directors of Metropolitan since 2002. She has twenty years of healthcare experience in the South Florida market, specializing in managed care and risk contracting, including five years as Regional Director with FamilyCare, Inc., the largest affiliate of International Medical Centers, Inc., Florida’s first Medicare+Choice HMO. Prior to joining Metropolitan, Ms. Finnel was President and Chief Operating Officer of Advanced HealthCare Consultants, Inc., which managed and owned physician practices in multiple states and provided turnaround consulting to managed care providers, MSOs, Independent Physician Associations and hospitals. She also has extensive experience in provider contracting, claims administration and customer service. Ms. Finnel has had an affiliated provider relationship with Humana Medical Plans since their inception in the Florida market in 1986 and has developed strong relationships with many senior healthcare executives throughout Florida, as well as state and federal government.

DAVID S. GARTNER, CPA joined Metropolitan in November 1999 as its Chief Financial Officer. He is a certified public accountant with over twenty-three years experience in accounting and finance, including thirteen years of specialization in the healthcare industry. Previously, from July 1998 through November 1999, Mr. Gartner served as Chief Financial Officer of Medical Specialists of the Palm Beaches, Inc., a large Palm Beach County multi-practice, multi-specialty group of 40 physicians. Prior to Medical Specialists, he held the position of Chief Financial Officer at National Consulting Group, Inc., a treatment center licensed for 140 inpatient beds in New York and Florida, from 1991 to 1998. Mr. Gartner is a member of the American Institute of Certified Public Accountants and is a graduate of the University of Buffalo, where he received his Bachelor of Science Degree in Accounting.

ROBERTO L. PALENZUELA, ESQ. was appointed General Counsel and Secretary in March 2004. Mr. Palenzuela served as General Counsel and Secretary of Continucare Corporation from May 2002 through March 2004. From 1994 to 2002, Mr. Palenzuela served as an officer and director of Community Health Plan of the Rockies, Inc., a health maintenance organization based in Denver, Colorado. Community Health Plan of the Rockies, Inc. filed for protection under Chapter 11 of the federal bankruptcy laws on November 15, 2002, and was released from Chapter 11 on December 16, 2002. From March 1999 through June 2001, Mr. Palenzuela served as General Counsel of Universal Rehabilitation Centers of America, Inc. (n/k/a Universal Medical Concepts, Inc.), a physician practice management company. Mr. Palenzuela received his Bachelors Degree in Business Administration from the University of Miami in 1985 and his law degree from the University of Miami School of Law in 1988.

MARTIN W. HARRISON, M.D. has served as a Director of Metropolitan since June 1999 and currently serves as a member of Metropolitan’s Compensation, Audit & Finance and Governance & Nominating Committees. From 2000 to March 2003, Mr. Harrison also served as an advisor to the Board of Directors of Metropolitan. Mr. Harrison is a self-employed medical doctor and has practiced medicine in South Florida, specializing in preventive and occupational medicine. Dr. Harrison completed his undergraduate training at the University of Illinois and obtained his postgraduate and residency training as well as his Masters in Public Health from Johns Hopkins University. Dr. Harrison has also served on the faculty of both Johns Hopkins University and Johns Hopkins University Medical School. He is currently the owner of H30, Inc. a privately held research & biomedical company.

KARL M. SACHS, CPA rejoined the Board of Directors in September 2002 after previously serving as a Director of Metropolitan from March 1999 to December 2001. He currently serves on Metropolitan’s Compensation, Audit & Finance and Governance & Nominating Committees. He is a founding partner of the Miami-based public accounting firm of Sachs & Foccaraci, P.A. A certified public accountant for more than thirty years, Mr. Sachs is a member of the American Institute of Certified Public Accountants, Personal Financial Planning and Tax Sections; Florida Institute of Certified Public Accountants; and the National Association of Certified Valuation Analysts. The firm of Sachs & Focaracci, P.A. serves the financial and tax needs of its diverse clients in addition to providing litigation support services. Mr. Sachs is a qualified litigation expert for the U.S. Federal District Court, U.S. District Court, U.S. Bankruptcy Court and Circuit Courts of Dade and Broward Counties and has previously served as an auditor for the Internal Revenue Service. He is a graduate of the University of Miami where he received his Bachelors Degree in Business Administration in 1957.

ERIC HASKELL, CPA joined the Board of Directors of the Company in August 2004. Mr. Haskell is a certified public accountant with over 30 years of experience in senior financial positions at several public and private companies and has significant expertise in the areas of acquisitions and divestitures, strategic planning and investor relations. From 1989 until April 2004, Mr. Haskell served as the Chief Financial Officer of Systems & Computer Technology Corp., a NASDAQ listed software and services corporation with annual revenues of approximately $270 million. He currently serves on the Board of Directors and the Audit and Nominating Committees of Triton PCS Holdings, Inc., a publicly traded company and wireless communication services provider. He also serves on the Board of Directors and Audit and Compensation Committees of eMoney Advisor, Inc., a provider of web-enabled comprehensive wealth planning solutions. Mr. Haskell has served on the Board of the Philadelphia Ronald McDonald House since 1996 and currently serves as Chairman of its Finance Committee. Mr. Haskell received his Bachelors Degree in Business Administration from Adelphi University in 1969.

BARRY T. ZEMAN joined the Board of Directors in August 2004. Mr. Zeman has 34 years of health care industry and hospital management experience. Mr. Zeman has operated in the capacity of President and/or Chief Executive Officer of several hospital organizations throughout the State of New York. He served as Associate Director of the Long Island Jewish Medical Center from 1971 through 1976. He served as President and Chief Executive Officer of Staten Island University Hospital from 1976 to 1989 and was President and Chief Executive Officer of St. Charles Hospital and Rehabilitation Center from 1991 through 2000. From 2000 through February 2003, Mr. Zeman served as President of the Parker Jewish Institute, a private not-for-profit rehabilitative, sub-acute and long-term care institution. In 1989, Mr. Zeman founded U.S. Business Development Corp., a private consulting firm offering comprehensive and consultative solutions to professionals in the areas of health care finance, construction, physician group practices, hospital association activities and health care law. He has served as President of U.S. Business Development Corp. since its inception. In May 2004, Mr. Zeman became Regional Business Development Manager for Wells Fargo Home Mortgage. He currently serves as the Chair of the Building & Grounds Committee and Secretary of the Board of Directors of Adelphi University and has served on the Board of Directors of Adelphi University since 1997. Mr. Zeman received his Bachelors Degree in Business Administration from the University of Cincinnati in 1969.

DOUGLAS R. CARLISLE joined the Board of Directors in December 2004. Mr. Carlisle is a senior executive with over 18 years of leadership in the health insurance industry. Most recently, Mr. Carlisle was the Senior Vice President of the $3 billion Senior Products segment of Humana (the largest Medicare Advantage contractor in Florida and the second largest Medicare Advantage contractors in the nation). Mr. Carlisle was employed with Humana from 1986 until his retirement in June 2004 during which time he was employed in various management positions. Prior to joining Humana, Mr. Carlisle served as Chief Financial Officer and later Chief Executive Officer of Belknap, Inc., a private hardware distribution company and as Vice-President of Finance for Vermont American Corporation, an AMEX-listed manufacturing corporation with annual revenues of approximately $300 million. Mr. Carlisle obtained his Bachelor of Science degree in Accounting from the University of New Haven in 1976 and began his career as an accountant with Alexander Grant & Company (now known as Grant Thornton) in New York City. From 1976 to 1984, Mr. Carlisle worked for large international public accounting firms such as Alexander Grant & Company and Coopers & Lybrand (now known as PriceWaterhouse Coopers) until he joined Vermont American Corporation.

Board of Directors

Each director is elected at Metropolitan’s annual meeting of shareholders and holds office until the next annual meeting of stockholders, or until successors are elected and qualified. At present, Metropolitan’s bylaws provide for no less than one director and no greater than eleven directors. Currently, there are seven directors in Metropolitan. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. There are no family relations among any officers or directors of Metropolitan, nor are there any arrangements or understandings between any of the directors or officers of Metropolitan or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The officers of Metropolitan devote full time to the business of Metropolitan. In 2004, the Board of Directors held 14 meetings and there were 2 votes by Unanimous Written Consent.

In September 2004, the Board of Directors adopted a Code of Business Conduct and Ethics for Metropolitan’s Chief Executive Officer and Senior Financial Officers. A copy of the Code of Business Conduct and Ethics was filed with the SEC as Exhibit 99.1 to Metropolitan’s Current Report on Form 8-K filed on September 30, 2004 .

Board Committees

Metropolitan had three active committees in 2004, the Audit & Finance Committee, the Compensation Committee and the Governance & Nominating Committee.

The Audit & Finance Committee consists of Mr. Sachs, Mr. Haskell, Mr. Zeman and Dr. Harrison. The primary function of the Audit Committee is to assist the Board in fulfilling its oversight responsibilities relating to (i) the quality and integrity of the Corporation’s financial statements and corporate accounting practices, (ii) the Corporation’s compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence and (iv) the performance of the Corporation’s internal audit function and independent auditors. The Board of Directors has determined that Mr. Sachs and Mr. Haskell are the audit committee “financial experts”, as such term is defined under federal securities law, and are “independent” as such term is defined by Rule 121A of the American Stock Exchange Company Guide. Mr. Sachs and Mr. Haskell are experts by virtue of their extensive careers in finance and accounting.

The Compensation Committee’s primary objectives include making recommendations to the Board of Directors regarding the compensation for our directors, executive officers, non-officer employees and consultants and administering Metropolitan’s employee stock option plans. It is currently composed of Mr. Haskell, Mr. Sachs and Dr. Harrison.

The primary objectives of the Governance & Nominating Committee include: (1) assisting the Board by identifying individuals qualified to become Board members and recommending to the Board the director nominees for the next annual meeting of shareholders; (2) overseeing the governance of the corporation including recommending to the Board Corporate Governance Guidelines for Metropolitan; (3) leading the Board in its annual review of the Board’s performance; and (4) recommending to the Board director nominees for each Board Committee. It is currently composed of Mr. Zeman, Mr. Haskell, Mr. Sachs and Dr. Harrison.

Shareholder Nominations to the Board of Directors

Historically, Metropolitan has not had a formal policy concerning shareholder recommendations of nominees to the Board of Directors. As of December 31, 2004, Metropolitan has not received any recommendations from shareholders requesting that Metropolitan consider a candidate for inclusion among Metropolitan’s slate of nominees in Metropolitan's proxy statement. The absence of such a policy does not mean, however, that a recommendation would not have been considered had one been received. In September 2004, the Board of Directors adopted a Shareholder Communication Policy for shareholders wishing to communicate with: the Board of Directors, Metropolitan’s Governance & Nominating Committee, and specified individual members of the Board of Directors. Additionally, Metropolitan’s Governance & Nominating Committee Charter provides that shareholder nominees to the Board of Directors will be evaluated using the same guidelines and procedures used in evaluating nominees nominated by other persons. Metropolitan will consider this matter fully during the upcoming year with a view to adopting and publishing a policy on shareholder recommendations for director nominees prior to its next meeting of shareholders.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires Metropolitan’s directors and executive officers, and persons who own more than ten (10%) percent of the outstanding Common Stock, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish Metropolitan with copies of all such reports they file.

Based solely on its review of the copies of such reports furnished to Metropolitan or written representations that no other reports were required, Metropolitan believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten (10%) percent beneficial owners were complied with during the year ended December 31, 2004 except for the following: Barry T. Zeman failed to file on a timely basis one report on Form 3 and two reports on Form 4 with respect to six transactions; Martin W. Harrison, M.D. failed to file on a timely basis four reports on Form 4 with respect to seven transactions; Karl M. Sachs failed to file on a timely basis five reports on Form 4 with respect to seven transactions; Roberto L. Palenzuela failed to file on a timely basis one report on Form 3 with respect to one transaction and one report on Form 4 with respect to two transactions; Eric Haskell failed to file on a timely basis one report on Form 3 and one report on Form 4 with respect to two transactions; David S. Gartner failed to file on a timely basis one report on Form 4 with respect to one transaction; Debra A. Finnel failed to file on a timely basis one report on Form 4 with respect to one transaction; and Michael M. Earley failed to file on a timely basis one report on Form 4 with respect to one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables present information concerning the compensation awarded to, earned by or paid to Metropolitan’s Chief Executive Officer and the other three most highly compensated individuals serving as executive officers at the end of the 2004 fiscal year (collectively, the “Named Executive Officers”). No executive officer of Metropolitan or its subsidiaries, other than the Named Executive Officers, earned compensation in excess of $100,000 during the fiscal year ended December 31, 2004.

				Securities	All
	Fiscal			Underlying	Other
Name and Principal Position	Year	Salary	Bonus (3)	Options	Compensation(4)

Michael M. Earley (1)	2004	$250,000	$125,000	400,000	$2,084
Chairman & CEO	2003	$118,000	$60,000	350,000	-

Debra A. Finnel	2004	$250,000	$125,000	800,000	$4,333
President & COO	2003	$250,000	$160,000	350,000	-
	2002	$250,000	-	-	-

David S. Gartner	2004	$160,000	$75,000	150,000	$4,333
Chief Financial Officer	2003	$144,000	$60,000	180,000	-
	2002	$120,000	-	-	-

Roberto L. Palenzuela (2)	2004	$129,000	$60,000	250,000	$1,867
Secretary & General Counsel

(1)	Mr. Earley became Metropolitan’s President and Chief Executive Officer effective March 10, 2003. The 2003 salary figure above is based on an annualized salary of $130,000.
(2)	Mr. Palenzuela became Metropolitan’s Secretary and General Counsel effective March 8, 2004. The 2004 salary figure above is based on an annualized salary of $160,000.
(3)
Each of Mr. Earley, Ms. Finnel and Mr. Gartner were awarded a bonus in the amount of $60,000 on March 19, 2004 for services provided during the 2003 fiscal year. Ms. Finnel received an additional bonus in 2003 in the amount of $100,000. The board has approved bonuses of $125,000 each for Mr. Earley and Ms. Finnel, $75,000 for Mr. Gartner and $60,000 for Mr. Palenzuela for services rendered in 2004. The bonuses will be paid by Metropolitan 65% in cash and 35% in Metropolitan Common Stock, based on the per share closing price of the Common Stock on December 31, 2004. As of the date of this filing, these bonuses have not been paid.

(4)
Metropolitan’s 401(k) Plan was adopted in 2004. The amounts disclosed in this column represent Metropolitan’s annual contribution for the fiscal year 2004 to each Named Executive Officer’s plan. Metropolitan matched each Named Executive Officer’s contribution by 33.3%.

Options granted in the Year Ended December 31, 2004 to Named Executive Officers

Name	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in Fiscal Year (1)	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation For Option Term
					5%	10%
Michael M. Earley	400,000	17.39%	$1.83	11/5/14	$460,351	$1,166,619
Debra A. Finnel	800,000	34.79%	$1.83	11/5/14	$920,702	$2,333,239
David S. Gartner	150,000	6.52%	$1.83	11/5/14	$172,632	$437,482
Roberto L. Palenzuela	50,000	2.17%	$0.67	3/8/10	$11,393	$25,847
	50,000	2.17%	$0.67	3/8/11	$13,638	$31,782
	50,000	2.17%	$0.67	3/8/12	$15,995	$38,310
	100,000	4.35%	$1.83	11/5/14	$115,088	$291,655

(1)
A total of 2,299,800 options were granted to employees of Metropolitan in the fiscal year ended December 31, 2004. Included in this number are 1,200,000 options that were granted to two directors who are also employees of Metropolitan.

Aggregated Options Exercises in Fiscal 2004 and Fiscal Year Ending Option Values

The following table sets forth certain information as to the exercise of stock options during fiscal year 2004 by each of the Named Executive Officers and the value of unexercised stock options held by each of the Named Executive Officers at the end of fiscal year 2004. No Named Executive Officer held outstanding stock appreciation rights during or at the end of fiscal year 2004 ..

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options At Fiscal Year-End ($) Exercisable/ Unexercisable (1)

Michael M. Earley	0	$0	298,334/516,666	$700,618/$689,332

Debra A. Finnel	0	$0	800,000/800,000	$1,766,500/$800,000

David S. Gartner	0	$0	180,000/150,000	$446,400/$150,000

Roberto L. Palenzuela	0	$0	0/250,000	$0/$424,000

(1)
The closing sale price of the Common Stock on December 31, 2004 as reported by the American Stock Exchange was $2.83 per share. Value is calculated by multiplying (a) the difference between $2.83 and the option exercisable price by (b) the number of shares of Common Stock underlying.

Employment Agreements

Metropolitan is a party to employment agreements with Michael M. Earley, Chairman and Chief Executive Officer, Debra Finnel, President and Chief Operating Officer, David S. Gartner, Chief Financial Officer, and Roberto L. Palenzuela, General Counsel and Secretary.

In 2004, Metropolitan was a party to an employment agreement with Michael M. Earley, Chairman and Executive Officer, which was amended and restated effective January 3, 2005. The initial term of Mr. Earley’s current employment agreement is for one year and is automatically renewable for successive one year terms, unless earlier terminated in accordance with the terms of the agreement. The agreement calls for an annual base salary of $300,000 to be reviewed annually. Metropolitan’s Board of Directors in its sole discretion may increase Mr. Earley’s salary and award bonuses and options to Mr. Earley at any time. The agreement also provides for an automobile allowance in the amount of $800 per month, a telephone allowance in the amount of $250 per month, vacation, participation in all benefit plans offered by Metropolitan to its executives and the reimbursement of reasonable business expenses The agreement also contains non-disclosure, non-solicitation and non-compete restrictions. The non-solicitation and non-compete restrictions survive for a period of two years and one year, respectively, following the date of termination. Either party may terminate the contract at any time.

From 2001 through the end of 2004, Metropolitan was a party to an employment agreement with Debra A. Finnel, President and Chief Operating Officer, which was amended and restated effective January 3, 2005. The initial term of Ms. Finnel’s current employment agreement is for one year and is automatically renewable for successive one year terms, unless earlier terminated in accordance with the terms of the agreement. The agreement calls for an annual base salary of $300,000 to be reviewed annually. Metropolitan’s Board of Directors in its sole discretion may increase Ms. Finnel’s salary and award bonuses and options to Ms. Finnel at any time. The agreement also provides for an automobile allowance in the amount of $1,500 per month, a telephone allowance in the amount of $250 per month, vacation, participation in all benefit plans offered by Metropolitan to its executives and the reimbursement of reasonable expenses incurred in the course of the business of Metropolitan. The agreement also contains non-disclosure, non-solicitation and non-compete restrictions. The non-solicitation and non-compete restrictions continue for a period of one year following the date of termination. Either party may terminate the agreement at any time.

In 2004, Metropolitan was a party to an employment agreement with David S. Gartner, Chief Financial Officer, which was amended and restated effective January 3, 2005. The initial term of Mr. Gartner’s current employment agreement is for one year and is automatically renewable for successive one year terms, unless terminated in accordance with the terms of the agreement. The agreement calls for an annual base salary of $190,000 to be reviewed annually. Metropolitan’s Board of Directors may in its sole discretion increase Mr. Gartner’s salary and award bonuses and options to Mr. Gartner at any time. The agreement also provides for an automobile allowance in the amount of $500 per month, a telephone allowance in the amount of $100 per month, vacation, participation in all benefit plans offered by Metropolitan to its executives and the reimbursement of reasonable business expenses The agreement also contains non-disclosure, non-solicitation and non-compete restrictions. The non-solicitation and non-compete restrictions survive for a period of two years and one year, respectively, following the date of termination. Either party may terminate the agreement at any time.

In 2004, Metropolitan was a party to an employment agreement with Roberto L. Palenzuela, General Counsel and Secretary, which was amended and restated effective January 3, 2005. The initial term of Mr. Palenzuela’s current employment agreement is for one year and is automatically renewable for successive one year terms, unless earlier terminated in accordance with the terms of the agreement. The agreement calls for an annual base salary of $190,000 to be reviewed annually. Metropolitan’s Board of Directors in its sole discretion may increase Mr. Palenzuela’s salary and award bonuses and options to Mr. Palenzuela at any time. The agreement also provides for an automobile allowance in the amount of $500 per month, a telephone allowance in the amount of $100 per month, vacation, participation in all benefit plans offered by Metropolitan to its executives and the reimbursement of reasonable expenses incurred in the course of the business of Metropolitan. The agreement also contains non-disclosure, non-solicitation and non-compete restrictions. The non-solicitation and non-compete restrictions survive for a period of two years and one year, respectively, following the date of termination. Either party may terminate the agreement at any time.

In the event that any one of Mr. Earley, Ms. Finnel, Mr. Gartner or Mr. Palenzuela (i) is terminated by Metropolitan without cause, (ii) dies or becomes disabled, (iii) terminates his/her employment because he/she has been assigned duties inconsistent with his/her position or because his/her duties and responsibilities have been diminished or because of a breach of the agreement by Metropolitan or because he/she has been reassigned to a location outside of the area for which he/she was hired, he/she will be entitled to reimbursement of all unreimbursed expenses incurred prior to the date of termination, payment of unused vacation days and payment of his/her then annual base salary and benefits for a period of one year following the termination; provided, however, that if Ms. Finnel’s employment is terminated because of her death or disability, she will be entitled to payment of her then annual base salary and benefits for an additional one year period for a total of two years after the date of her termination. If there is a change of control of Metropolitan (as such term is defined in the agreements), each of Mr. Earley, Ms. Finnel, Mr. Gartner and Mr. Palenzuela will be entitled to reimbursement of all unreimbursed expenses incurred prior to the date of termination, payment of unused vacation days, a single lump sum payment of an amount equal to his/her then annual base salary plus bonuses payable, the value of annual fringe benefits paid to him/her in the year preceding the year of termination, and the value of the portion of his/her benefits under any deferred compensation plan which are forfeited for reason of the termination.

Compensation Committee Interlocks and Insider Participation

From January 1, 2004 until September 23, 2004 the following individuals served as members of Metropolitan’s Compensation Committee; Dr. Martin Harrison, Dr. Salomon Melgen and Karl Sachs. Effective September 24, 2004 through December 31, 2004, the Compensation Committee consisted of Eric Haskell, Karl Sachs and Dr. Martin Harrison.

Except for Dr. Harrison who served as an advisor to the Board of Directors of Metropolitan from 2000 through March of 2003 and Vitreo Consultants, Inc., a company owned by Dr. Melgen, which served as a provider in the Company’s PSN, none of the members of the Compensation Committee are or have served as a consultant to or been employed by Metropolitan. During fiscal year 2004, Metropolitan paid to Vitreo Consultants $295,000 for services rendered as a provider in its PSN.

No executive officer of Metropolitan served as a director or on the compensation committee of any entity of which any member of the Board of Directors or Compensation Committee of Metropolitan is an executive officer during the fiscal year 2004.

Compensation Committee Report on Executive Compensation

Metropolitan’s compensation policy with respect to executive officers is to offer a compensation package which includes a competitive salary, competitive benefits, a supportive workplace environment and bonus and stock options awards based upon the achievement of individual and company performance goals established by the Board of Directors annually as an incentive for superior corporate performance. Executive officer salaries are reviewed annually by the Compensation Committee which makes recommendations to the Board of Directors for its approval of the salaries, bonuses, and stock option grants to be awarded to Metropolitan’s executive officers.

During the fiscal year 2004, the Compensation Committee engaged an independent firm, Watson Wyatt & Company, to provide consulting services to the Compensation Committee regarding its executive officer compensation policies. The objectives of the study with respect to executive compensation were as follows: assess the competitiveness of pay for executive management team; identify any gaps that may exist; and make recommendations to address gaps that may exist, including designing a more clearly defined bonus plan with measurable payouts.

After reviewing the recommendations of Watson Wyatt & Company, the Board of Directors approved final salaries for fiscal year 2005 and bonuses for fiscal year 2004 payable to Metropolitan’s executive officers. Additionally, for fiscal year 2005, the Board of Directors is presently reviewing a Cash Bonus Plan for executive officers, which will clearly define both individual-specific and company-specific performance goals will and award bonuses as a percentage of base salary upon the achievement of the various performance goals throughout the year. Individual-specific performance goals are determined annually by the Board of Directors for the Chief Executive Officer and by the Chief Executive Officer for all other executive officers. For 2005, company-specific performance goals under the proposed Cash Bonus Plan relate to Metropolitan’s attainment of a specified level of operating income and the status of its developing HMO business segment.

Committee Report on Chairman and Chief Executive Officer Compensation

The Compensation Committee has previously established that the corporate goals and objectives relevant to Michael M. Earley’s, Chairman and Chief Executive Officer, compensation include, among other things, (i) diversification, expansion, and broadening of the Company’s core business and new service offerings; (ii) an increase in shareholder value, (iii) fulfillment of customer expectations, (iv) out-performance of the competition, (v) development of an employee-valued culture, and (vi) enhancement of social responsibility.

In reviewing Mr. Earley’s proposed compensation package for fiscal year 2004, the independent firm engaged by Metropolitan, Watson & Wyatt Company, reported that the base salary paid by Metropolitan to Mr. Earley was significantly below market and that the short-term and long-term incentives paid to Mr. Earley were below market. Watson & Wyatt Company’s report, which included a peer review of 13 companies, recommended that Metropolitan allocate Mr. Earley’s bonus in terms of a percent of his base salary based on performance of Metropolitan from both a numbers and objectives standpoint and further recommended that the bonus be paid in a combination of cash, stock and options. The award of stock and options would serve to enhance Mr. Earley’s stock ownership and incentivize Mr. Earley with respect to future growth of Metropolitan. In determining Mr. Earley’s overall annual compensation for fiscal year 2004, the Compensation Committee considered Mr. Earley’s performance as the Chief Executive Officer in 2004, in light of the goals described in the paragraph above, Metropolitan’s performance for the fiscal year 2004, and the findings of Watson Wyatt & Company. The Compensation Committee recommended to the Board a 20% increase in Mr. Earley’s salary from $250,000 to $300,000 for fiscal year 2005, a bonus in the amount of $125,000 to be paid part in cash and Common Stock (to be valued at the closing price of the Common Stock on December 31, 2004), and 400,000 stock options (the exercise price of which is equal to the closing price of the Common Stock on November 12, 2004). The Compensation Committee believes that, in light of Mr. Earley’s satisfaction of certain individual goals and Metropolitan’s achievement of performance goals for the fiscal year 2004, the compensation paid to Mr. Earley as Chief Executive Officer for fiscal year 2004, including his base salary, bonus and stock options, is reasonable when compared to the compensation paid to other chief executive officers of public companies competing in the same market as Metropolitan.

COMPENSATION COMMITTEE
Eric Haskell
Martin W. Harrison, M.D.
Karl M. Sachs

Compensation of Directors

Metropolitan reimburses all Directors for their expenses in connection with their activities as Directors of Metropolitan. Non-Employee Directors make themselves available to consult with Metropolitan’s management. Currently, two of the seven Directors of Metropolitan are also employees of Metropolitan and do not receive additional compensation for their services as Directors. In exchange for Board service for a full year in 2004, Metropolitan’s non-employee Directors received cash compensation in the amount of $36,000, and 25,000 options to acquire Metropolitan’s Common Stock at the market price on the date of grant with a one-year vesting period. Additionally, each non-employee Director was paid $6,000 for the year in Metropolitan’s Common Stock for each committee membership and committee chairmanship. Non-employee directors who joined the Board in 2004 received 30,000 shares of Metropolitan’s Common Stock upon joining the Board of Directors. During fiscal year 2005, the Board of Directors retained the services of an independent consulting firm to review Metropolitan’s compensation package for its non-employee Directors. After reviewing the recommendations of the consulting firm, effective January 1, 2005, the Board’s compensation arrangement was amended to provide that Metropolitan’s non-employee Directors will receive a retainer of $20,000 for the full year of Board service in 2005. Additionally, the non-employee Directors will receive additional amounts ranging from $500 to $1,500 for attendance at Board and committee meetings. The Chairpersons of the Governance & Nominating Committee, Compensation Committee and Audit & Finance Committee will also receive an additional retainer of $2,000, $4,000 and $6,000, respectively, per year for service in 2005. In addition, each non-employee Director will receive an annual grant of 25,000 options of Metropolitan’s Common Stock, issuable at the market price at the date of grant with a one-year vesting period.

Performance Graph

The following graph depicts Metropolitan's cumulative total return for the last five fiscal years relative to the cumulative total returns of the NASDAQ Stock Market Index and a group of peer companies (the “Peer Group”). All indices shown in the graph have been reset to a base of $100 as of December 31, 1999 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for
Metropolitan Health Networks, Inc.

Produced on 02/08/2005 including data to 12/31/2004

$300
$200
$100
$0
246.5
188.7
53.8
12/31/1999
12/29/2000
12/31/2001
12/31/2002
12/31/2003
12/31/2004

Legend

Symbol	CRSP Total Returns Index for:	05/2000	12/2000	12/2001	12/2002	12/2003	12/2004
——— ■	Metropolitan Health Networks, Inc.	100.0	56.3	96.0	11.3	50.7	188.7
— — — ★	Nasdaq Stock Market (US Companies)	88.1	60.3	47.8	33.1	49.4	53.8
- - - - ▲	Nasdaq Health Services Stocks SIC 8000-8099 US & Foreign	97.7	137.3	148.4	127.9	195.6	246.5

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/31/1999.

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.

13032/80000060

©Copyright 2005

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table sets forth certain information regarding Metropolitan's Common Stock beneficially owned at February 28, 2005 (i) by each person who is known by Metropolitan to beneficially own more than 5% of Metropolitan's Common Stock; (ii) by each of Metropolitan's directors and named executive officers; and (iii) by named executive officers and directors as a group.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Martin W. Harrison, M.D. (1)	5,176,169	10.47%
Karl M. Sachs (2)	876,975	1.77
Debra A. Finnel (3)	817,000	1.65
David S. Gartner (4)	280,000	0.57
Michael M. Earley (5)	322,774	0.65
Roberto L. Palenzuela (6)	50,000	0.10
Eric Haskell (7)	30,333	0.06
Barry T. Zeman (8)	33,214	0.07
Douglas R. Carlisle (9)	105,000	0.21
Norman Pessin (10)	2,596,655	5.25
Fundamental Management Corporation (11)	2,530,000	5.12
Directors and Executive Officers as a Group	7,691,465	15.56

(1)
250 Australian Ave., Suite 400, West Palm Beach, FL. 33401. Includes (1) 4,152,169 shares owned directly by Dr. Harrison, (2) 900,000 shares owned by H30, Inc., a corporation for which Dr. Harrison serves as a Director, (3) 40,000 shares issuable upon exercise of options at a price of $0.91, expiring between November 2005 and November 2006, (4) 70,000 shares issuable upon exercise of options at a price of $0.70, expiring December 2008, (5) 7,000 shares issuable upon exercise of options at a price of $6.938, expiring April 2005 and (6) 7,000 shares issuable upon exercise of options at a price of $7.938, expiring April 2005. Does not include 25,000 shares issuable upon the exercise of options at a price of $1.83 that have not yet vested.

(2)
3675 Coral Way, Miami, Florida 33145. Includes 876,975 shares owned directly by Karl M. Sachs. Does not include 25,000 shares issuable upon the exercise of options at a price of $1.83 that have not yet vested.

(3)
250 Australian Ave., Suite 400, West Palm Beach, FL. 33401. Includes (1) 17,000 shares owned directly by Debra A. Finnel, (2) 150,000 shares issuable upon the exercise of options at $0.50 per share, expiring between October 2005 and October 2007, (3) 300,000 shares issuable upon the exercise of options at a price of $1.00, expiring between 1/1/07 and 1/1/09, and (4) 350,000 shares issuable upon the exercise of options at a price of $0.35, expiring in September 2008. Does not include 800,000 shares issuable upon the exercise of options at a price of $1.83 that have not yet vested.

(4)
250 Australian Ave., Suite 400, West Palm Beach, FL. 33401. Includes (1) 100,000 shares owned directly by David S. Gartner and (2) 180,000 shares issuable upon the exercise of options at a price of $0.35, expiring in September 2008. Does not include 150,000 shares issuable upon the exercise of options at a price of $1.83 that have not yet vested.

(5)
250 Australian Ave., Suite 400, West Palm Beach, FL. 33401. Includes (1) 24,440 shares owned directly by Michael Earley, (2) 40,000 shares issuable upon the exercise of options at a price of $0.30 per share, expiring between June 2005 and June 2006, (3) 25,000 shares issuable upon the exercise of options at a price of $2.00 per share, expiring in September 2005 and (4) 233,334 shares issuable upon the exercise of options at a price of $0.35 per share, expiring between December 2008 and December 2009. Does not include 116,666 shares issuable upon the exercise of options at a price of $0.35 per share or 400,000 shares issuable upon the exercise of options at a price of $1.83 that have not yet vested.

(6)
250 Australian Ave., Suite 400, West Palm Beach, FL. 33401. Includes 50,000 shares issuable upon the exercise of options at a price of $0.67, expiring March 2010. Excludes 100,000 shares issuable upon the exercise of options at a price of $0.67 and 100,000 shares issuable upon the exercise of options at a price of $1.83 that have not yet vested.

(7)
518 Candace Lane, Villanova, PA. 19085. Includes 30,333 shares owned directly by Eric Haskell. Does not include 25,000 shares issuable upon the exercise of options at a price of $1.83 that have not yet vested.

(8)
26 Beaver Street, New York City, New York 10004. Includes 30,250 shares owned directly by Barry Zeman, 2,264 owned by his spouse and 700 held in his IRA. Does not include 25,000 shares issuable upon the exercise of options at a price of $1.83 that have not yet vested.

(9)
11811 Hazelwood Road, Louisville, KY. 40223. Includes 105,000 shares owned directly by Douglas Carlisle. Does not include 25,000 shares issuable upon the exercise of options at a price of $2.30 that have not yet vested.

(10)
605 Third Avenue, 14th floor, New York, NY, 10158. Includes (1) 50,000 shares owned by Norman H. Pessin, (2) 699,883 shares owned by Sandra F. Pessin and (3) 1,846,772 owned f/b/o Norman H. Pessin SEP IRA.

(11)	8567 Coral Way, #138, Miami, FL 33155. Includes (1) 930,000 shares owned by Active Investors II, Ltd. and (2) 1,600,000 shares owned by Active Investors III, Ltd.

Equity Compensation Plans

The following table provides certain information regarding Metropolitan’s existing equity compensation plans as of December 31, 2004:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensa-tion plans
Equity compensation plans approved by security holders (1)	1,308,510	$0.56	0
Equity compensation plans not approved by security holders (2)	3,835,900	$1.17	0
Equity compensation plans not approved by security holders (3)	2,299,800	$1.84	3,700,200
Total	7,444,210		3,700,200

(1)	Issued pursuant to Metropolitan’s 2001 Stock Option Plan.

(2)	Issued pursuant to Metropolitan’s Supplemental Stock Option Plan (the “Supplemental Plan”).
(3)	Issued pursuant to Metropolitan’s Omnibus Equity Compensation Plan (the “Omnibus Plan”).
Employee Stock Option Plans

Metropolitan has three stock option plans that are administered by the Compensation Committee of the Board of Directors. The Supplemental Plan and the Omnibus Plan have not been approved by Metropolitan’s shareholders.

The Supplemental Plan provides for the grant of nonqualified stock options to officers, directors, employees and consultants of Metropolitan. A total of 8,253,242 shares of Metropolitan’s common stock were authorized for issuance pursuant to options granted under the Supplemental Plan. As of December 31, 2004, there were 3,835,900 shares of Common Stock underlying outstanding options granted pursuant to Metropolitan’s Supplemental Stock Option Plan. The remaining shares authorized for issuance under Metropolitan’s Supplemental Plan were retired by the Compensation Committee and the Board of Directors of Metropolitan by formal resolution dated February 21, 2005. The Compensation Committee determines the terms of options granted under the Supplemental Plan, including the number of shares subject to the option, exercise price, term, and exercisability. The exercise price may be equal to, more than or less than 100% of fair market value on the date the option is granted, as determined by the Compensation Committee. Unless otherwise determined by the Compensation Committee, each option shall expire and terminate five years after the subject option grant date. Unless otherwise determined by the Compensation Committee, in the event the holder of an option leaves the employ of the Company or ceases performing services for the Company or any subsidiary of the Company for any reason including, without limitation, termination, resignation, death, disability or otherwise, the unvested portion of any option shall immediately expire. The Board of Directors may amend or suspend the Supplemental Plan or any portion thereof at any time, provided such amendment is made with shareholder approval if such approval is necessary to comply with any tax or regulatory requirement.

The Omnibus Plan provides for the grant of non qualified or incentive stock options and other stock based awards to directors, executives and key employees of Metropolitan, as well as to any other persons if the Compensation Committee determines that it is in the best interests of Metropolitan that such person participate in the Omnibus Plan. A total of 6,000,000 shares of Metropolitan’s common stock were authorized for issuance pursuant to awards granted under the Omnibus Plan. As of December 31, 2004 there were 2,299,800 shares of Common Stock underlying outstanding non-qualified stock options granted pursuant to Metropolitan’s Omnibus Equity Compensation Plan. The Compensation Committee makes all determinations necessary or advisable for the Omnibus Plan including (a) selecting the participants, (b) making awards thereunder in such amounts and form as the Compensation Committee may determine, (c) imposing such restrictions, terms, and conditions upon such awards as the Compensation Committee may deem appropriate, and (d) correcting any defect or omission, or reconciling any inconsistency, in the Omnibus Plan or any award agreement. The Compensation Committee determines the exercise price and the terms of awards granted under the Omnibus Plan with certain limitations depending on the nature of an award. Generally, if a participant's employment is terminated for any reason other than disability, retirement, or death before an option has vested, such participant’s rights to exercise such option terminate immediately. If a participant’s employment is terminated by disability, retirement, or death before an option has vested, such option will generally vest to the extent determined by the Compensation Committee. The Compensation Committee has the authority to suspend, terminate or amend the Omnibus Plan, although such actions may require shareholder approval.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Metropolitan during the fiscal year ending December 31, 2004, paid Vitreo Retinal Consultants, a company owned by Dr. Salomon Melgen, a director, $295,000 for services rendered as a provider to Metropolitan’s PSN. The fees paid were usual and customary for the services provided. Dr. Melgen resigned as a director of Metropolitan effective January 13, 2005.

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees billed in each of the last two fiscal years for services rendered to Metropolitan by Metropolitan’s registered accounting firm, Kaufman, Rossin & Co., P.A.:

Fiscal Year Ended	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees(3)	All Other Fees(4)
December 31, 2004	$233,318	$22,943	$24,810	$16,651
December 31, 2003	$285,513	$31,864	$32,780	$17,080

(1)  “Audit Fees” represents the aggregate fees billed for each of the last two fiscal years for professional services rendered for the audit of Metropolitan’s annual financial statements and review of financial statements included in Metropolitan’s Form 10-Q and/or services provided by Kaufman, Rossin & Co., P.A. in connection with statutory or regulatory filings or engagements By Metropolitan for those two fiscal years.

(2)  “Audit Related Fees” represents the aggregate fees billed for each of the last two fiscal years for assurance and related services reasonably related to the performance of the audit of Metropolitan’s annual financial statements for those years. For the two years, the audit-related fees were incurred in connection with SEC registration statement consent procedures.

(3)  “Tax Fees” represents the aggregate fees billed for each of the last two fiscal years for professional services related to tax compliance, tax advice and tax planning. The “Tax Fees” also included fees billed for the preparation of federal and state income tax returns on behalf of Metropolitan.

(4)  “All Other Fees” represents fees billed for other products and services rendered by Kaufman Rossin & Co., P.A. to Metropolitan for the last two fiscal years. In both 2004 and 2003, these fees consisted primarily of services provided in connection with Metropolitan’s investigation by the U.S. Attorneys’ Office in Wilmington, Delaware.

Pre-Approval Policies and Procedures of the Audit & Finance Committee

The engagement of Kaufman, Rossin & Co., P.A. was pre-approved by the Audit & Finance Committee. All services performed by Kaufman, Rossin & Co., P.A. on behalf of Metropolitan during fiscal years 2003 and 2004 were pre-approved by the Audit & Finance Committee. In September 2004, the Audit & Finance Committee adopted, and the Board of Directors ratified, Metropolitan’s Audit and Non-Audit Services Pre-Approval Policy which sets forth the procedures and the conditions pursuant to which services proposed to be performed by Kaufman, Rossin & Co., P.A., Metropolitan’s independent auditor, will be pre-approved by the Audit & Finance Committee. All of the audit and non-audit services performed by Kaufman, Rossin & Co., P.A. during the 2004 and 2003 fiscal years were pre-approved by our Audit & Finance Committee.

PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

(1) Financial Statements.

METROPOLITAN HEALTH
NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

C O N T E N T S

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders' Equity (Deficiency in Assets)	F-5
Statements of Cash Flows	F-6-F7
Notes to Financial Statements	F-8-F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Metropolitan Health Networks, Inc. and Subsidiaries
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Metropolitan Health Networks, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficiency in assets), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Health Networks, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida
February 18, 2005

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
ASSETS	2004	2003
CURRENT ASSETS
Cash and equivalents	$12,844,113	$2,176,204
Accounts receivable, net of allowance of $2,921,156 and $2,539,231, respectively	1,474,438	2,138,690
Inventory	217,630	304,248
Prepaid expenses	422,839	334,686
Reinsurance receivable	559,541	284,591
Deferred income taxes	3,400,000	-
Other current assets	4,450	213,835
TOTAL CURRENT ASSETS	18,923,011	5,452,254
CERTIFICATES OF DEPOSIT - restricted	1,000,000	1,000,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
amortization of $2,643,107 and $2,363,354, respectively	824,003	659,682
GOODWILL	1,992,133	1,992,133
DEFERRED INCOME TAXES	4,881,110	-
OTHER ASSETS	417,006	119,660
TOTAL ASSETS	$28,037,263	$9,223,729

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY IN ASSETS)
CURRENT LIABILITIES
Advances from HMO	$-	$164,536
Accounts payable	840,470	1,756,347
Accrued payroll	1,223,897	897,716
Accrued expenses	184,733	515,479
Current maturities of capital lease obligations	-	104,315
Current maturities of long-term debt	882,000	975,169
Payroll taxes payable	93,533	3,408,736
TOTAL CURRENT LIABILITIES	3,224,633	7,822,298

CAPITAL LEASE OBLIGATIONS	-	3,092
LONG-TERM DEBT	250,000	1,901,000
TOTAL LIABILITIES	3,474,633	9,726,390

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY/(DEFICIENCY IN ASSETS)
Preferred stock, par value $.001 per share; stated value $100 per share;
10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
48,004,262 and 38,527,699 issued and outstanding, respectively	48,004	38,527
Additional paid-in capital	37,527,529	31,343,887
Accumulated deficit	(13,415,621)	(32,238,333)
Prepaid expenses	(97,282)	(146,742)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIENCY IN ASSETS)	24,562,630	(502,661)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY IN ASSETS)	$28,037,263	$9,223,729

See accompanying notes to consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2004	2003	2002

REVENUES, net	$158,069,791	$143,874,488	$140,063,566

EXPENSES
Direct medical costs	129,178,725	121,010,410	133,587,130
Payroll, payroll taxes and benefits	9,268,970	7,846,785	7,698,593
Medical supplies	1,588,447	2,127,009	1,913,446
Depreciation and amortization	369,682	654,942	946,325
Bad debt expense	-	100,000	250,000
Rent and leases	1,202,579	1,016,152	854,349
Consulting expense	678,705	1,351,446	2,663,362
General and administrative	3,842,346	2,556,676	3,048,538
TOTAL EXPENSES	146,129,454	136,663,420	150,961,743

OPERATING INCOME (LOSS)	11,940,337	7,211,068	(10,898,177)
OTHER INCOME (EXPENSE):
Write down of accounts receivable from
closed practices	-	-	(520,000)
Interest and penalty expense	(319,957)	(1,322,878)	(2,443,851)
Interest income	100,506	26,758	22,586
Other	(47,154)	(53,645)	(26,358)
Reserve on note receivable - pharmacy	(200,000)	-	-
TOTAL OTHER INCOME (EXPENSE)	(466,605)	(1,349,765)	(2,967,623)
INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	11,473,732	5,861,303	(13,865,800)
BENEFIT FROM INCOME TAXES	7,380,246	-	-
INCOME/(LOSS) FROM CONTINUING OPERATIONS	18,853,978	5,861,303	(13,865,800)
DISCONTINUED OPERATIONS, NET OF TAX:
Gain (loss) on disposal of business segments	-	289,605	(833,657)
Loss from operations of business segments	(31,266)	(1,749,155)	(2,381,430)
TOTAL DISCONTINUED OPERATIONS, NET OF TAX	(31,266)	(1,459,550)	(3,215,087)
NET INCOME/(LOSS)	$18,822,712	$4,401,753	$(17,080,887)

EARNINGS (LOSS) PER COMMON SHARE:
INCOME/(LOSS) FROM CONTINUING OPERATIONS:
Basic	$0.42	$0.17	$(0.46)
Diluted	$0.38	$0.13	$(0.46)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX:
Basic	$-	$(0.04)	$(0.10)
Diluted	$-	$(0.03)	$(0.10)
NET EARNINGS/(LOSS) PER SHARE:
Basic	$0.42	$0.13	$(0.56)
Diluted	$0.38	$0.10	$(0.56)

See accompanying notes to consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

			Common		Additional
	Preferred	Preferred	Stock	Common	Paid-in	Prepaid	Accumulated
	Shares	Stock	Shares	Stock	Capital	Expenses	Deficit	Total
BALANCES - DECEMBER 31, 2001	5,000	$500,000	27,479,087	$27,479	$26,044,905	$(317,364)	$(19,559,199)	$6,695,821

Shares issued in connection with private placement, net	-	-	200,000	200	199,800	-	-	200,000
Shares issued upon conversion of convertible debt	-	-	1,251,778	1,252	1,010,371	-	-	1,011,623
Shares issued for consulting services and compensation	-	-	1,070,000	1,070	223,897	(221,100)	-	3,867
Shares issued for commissions, net	-	-	265,500	266	66,801	(50,000)	-	17,067
Exercise of options and warrants	-	-	67	-	67	-	-	67
Shares issued for directors' fees	-	-	57,274	57	69,943	-	-	70,000
Shares issued for interest expense and late fees	-	-	263,000	263	132,130	(57,778)	-	74,615
Shares issued in connection with equity line, net	-	-	38,475	38	35,667	-	-	35,705
Shares issued in settlement	-	-	801,641	801	271,650	-	-	272,451
Shares cancelled in connection with previous acquisition	-	-	(50,000)	(50)	(66,617)	-	-	(66,667)
Cancellation of warrants	-	-	-	-	(72,000)	-	-	(72,000)
Issuance of options for services, net	-	-	-	-	523,900	(189,000)	-	334,900
Shares cancelled in connection with conversion feature	-	-	-	-	1,220,372	-	-	1,220,372
Amortization of prepaid expenses	-	-	-	-	-	414,773	-	414,773
Net loss	-	-	-	-	-	-	(17,080,887)	(17,080,887)
BALANCES - DECEMBER 31, 2002	5,000	500,000	31,376,822	31,376	$29,660,886	(420,469)	(36,640,086)	(6,868,293)
Shares issued upon conversion of convertible debt	-	-	3,670,214	3,670	1,093,834	-	-	1,097,504
Shares issued for consulting services and compensation	-	-	(480,000)	(480)	(63,521)	64,001	-	-
Shares issued for compensation	-	-	100,000	100	18,900	-	-	19,000
Exercise of options and warrants	-	-	110,000	110	34,390	-	-	34,500
Shares issued for directors' fees	-	-	329,760	330	57,170	-	-	57,500
Shares issued for interest expense, late fees and loan extension	-	-	2,865,272	2,865	386,195	(120,000)	-	269,060
Shares issued in settlement	-	-	555,631	556	156,033	-	-	156,589
Amortization of prepaid expenses	-	-	-	-	-	329,726	-	329,726
Net income	-	-	-	-	-	-	4,401,753	4,401,753
BALANCES - DECEMBER 31, 2003	5,000	500,000	38,527,699	38,527	31,343,887	(146,742)	(32,238,333)	(502,661)
Shares issued in connection with private placement, net of offering costs	-	-	5,004,999	5,005	2,947,995	-	-	2,953,000
Shares issued upon conversion of convertible debt	-	-	1,868,055	1,869	1,013,131			1,015,000
Exercise of options and warrants	-	-	2,269,202	2,269	1,142,972	-	-	1,145,241
Repurchase of warrants	-	-	-	-	(113,250)	-	-	(113,250)
Shares issued for directors' fees	-	-	233,292	233	249,651	-	-	249,884
Shares issued for interest expense and late fees	-	-	1,015	1	576	-	-	577
Shares issued in connection with loan extension	-	-	100,000	100	60,567	(60,667)	-	-
Amortization of prepaid expenses	-	-	-	-	-	110,127	-	110,127
Tax benefit on exercise of options	-	-	-	-	882,000	-	-	882,000
Net income	-	-	-	-	-	-	18,822,712	18,822,712
BALANCES - DECEMBER 31, 2004	5,000	$500,000	48,004,262	$48,004	$37,527,529	$(97,282)	$(13,415,621)	$24,562,630

See accompanying notes to consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/loss	$18,822,712	$4,401,753	$(17,080,887)
Adjustments to reconcile net income/loss to net cash
provided by/(used in) operating activities:
Unfavorable resolution of unsettled medical costs	-	-	6,598,563
Gain on sale of business segment	-	(289,605)	-
Write down of accounts receivable from
closed practices	-	-	520,000
Loss on disposal of business segment	-	-	833,657
Depreciation and amortization	341,772	529,228	946,325
Reserve on note receivable - pharmacy	200,000	-	-
Provision for bad debts and direct write downs	-	100,000	550,000
Amortization of discount on notes payable	52,185	201,092	103,798
Interest imputed on beneficial conversion feature	-	-	1,220,372
Stock issued for interest and late fees	577	80,000	-
Stock issued for compensation and services	249,884	288,598	86,800
Warrants and options granted in lieu of compensation	-	-	414,773
Amortization of prepaid expenses	110,127	329,726	313,527
Deferred income taxes	(8,281,110)	-	-
Tax benefit on exercise of stock options	882,000	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	664,253	(587,350)	756,604
Inventory	86,618	(145,534)	(158,714)
Prepaid expenses	(88,153)	(44,014)	(15,130)
Reinsurance receivable	(274,950)	(284,591)	-
Other current assets	9,385	(60,611)	(51,378)
Net change in operating assets held for sale	-	(262,324)	(2,309,552)
Other assets	(339,581)	42,008	(766,166)
Accounts payable	(915,877)	(1,870,842)	2,248,432
Accrued payroll	326,181	386,235	33,655
Accrued expenses	(350,531)	(295,512)	547,494
Payroll taxes payable	(3,315,203)	(396,862)	1,235,205
Total adjustments	(10,642,423)	(2,280,358)	13,108,265
Net cash provided by/(used in) operating activities	8,180,289	2,121,395	(3,972,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of pharmacy	-	3,100,000	-
Purchase of restricted certificates of deposit	-	(150,000)	(850,000)
Capital expenditures	(444,074)	(140,962)	(194,674)
Net cash (used in)/provided by investing activities	(444,074)	2,809,038	(1,044,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	282,000	637,137	5,682,315
Repayments on notes payable	(1,063,354)	(2,181,834)	(1,359,326)
Repayments on capital lease obligations	(107,407)	(141,229)	(102,894)
Repurchase of warrants	(113,250)	-	-
Proceeds from exercise of stock options and warrants	1,145,241	34,500	353,075
Net proceeds from issuance of common stock	2,953,000	-	235,772
Advance from/(repayments to) HMO, net	(164,536)	(1,502,417)	214,000
Net cash provided by/(used in) financing activities	2,931,694	(3,153,843)	5,022,942
NET INCREASE IN CASH AND EQUIVALENTS	10,667,909	1,776,590	5,646
CASH AND EQUIVALENTS - BEGINNING	2,176,204	399,614	393,968
CASH AND EQUIVALENTS - ENDING	$12,844,113	$2,176,204	$399,614

See accompanying notes to consolidated financial statements.

	2004	2003	2002
Supplemental Disclosures:

Interest Paid	$306,020	$1,383,863	$980,475

Income Taxes Paid	$--	$--	$--

Supplemental Disclosure of Non-cash Investing and Financing Activities:

Fair value of assets received in connection with new medical facility	$19,785	$--	$--

Capital lease obligations incurred on purchases of equipment	$--	$--	$45,009

Conversion of debt into common stock	$1,015,000	$1,083,465	$1,342,343

Commitments to purchase restricted certificates of deposit	$--	$--	$150,000

Common stock issued for extension and interest fees on loans payable	$60,667	$75,000	$--

Common stock issued in connection with settlements	$--	$147,589	$--

Conversion of accrued interest to notes payable	$--	$98,505	$--

See accompanying notes to consolidated financial statements.

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Metropolitan Health Networks, Inc. and all subsidiaries. The consolidated group is referred to, collectively, as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Organization and Business Activity

The Company was incorporated in January 1996, under the laws of the State of Florida for the purpose of acquiring and operating health care related businesses. The Company operates under agreements with a national health maintenance organization, Humana Inc. (“Humana”) to provide medical care to Medicare Advantage beneficiaries. The Company’s business with Humana commenced in 1999 and utilizes wholly-owned medical practices and contracted non-owned medical practices, service providers and hospitals (see accounts receivable and revenue recognition). The Company operates principally in South and Central Florida.

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

Segment Reporting

The Company applies Financial Accounting Standards Boards ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that in 2002 it operated in three segments and in 2003 and 2004 it operated in two operating segments for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

Cash and Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. From time to time, the Company maintains cash balances with financial institutions in excess of federally insured limits.

Reinsurance Receivable

Reinsurance premiums are reported as a direct medical cost in the accompanying consolidated statement of operations. Estimated reinsurance recoveries are reported as a reduction of direct medical costs and included on the consolidated balance sheets as reinsurance receivable.

Inventory

Inventory consists principally of prescription drugs that are stated at the lower of cost or market with cost determined by the first-in, first-out method.

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

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Use of Estimates

Revenue, Expense and Receivables

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. The most significant area requiring estimates relate to the Company’s arrangement with Humana and such estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

With regard to revenues, expenses and receivables arising from agreements with Humana, the Company estimates amounts it believes will ultimately be realizable based in part upon estimates of claims incurred but not reported (IBNR) and estimates of retroactive adjustments or unsettled costs to be applied by Humana. The IBNR estimates are made by the HMO utilizing actuarial methods and are continually evaluated by management of the Company based upon its specific claims experience. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

From time to time, Humana charges the Company for certain medical expenses, which the Company believes are not supported by the underlying agreement between the companies. Management’s estimate of recovery on these contestations is based upon its judgment and its consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors.

As discussed above, the nature of the relationship with Humana is, and has been such that certain estimates made by the Company are based upon representations from Humana regarding retroactive adjustments to amounts previously credited or charged to the Company’s fund balance. These estimates are particularly likely to change as policy, and or personnel at Humana changes. For the years ended December 31, 2004 and 2003 there were no material changes to net income as a result of favorable or unfavorable settlements of 2003 or 2002 estimates, respectively. During 2002, Metropolitan recorded additional medical costs of approximately $6.6 million related to amounts that were included in accounts receivable at December 31, 2001. Accordingly, the 2002 income from operations and resulting net income were decreased by approximately $6.6 million due to unfavorable settlements of estimated amounts.

Non-Humana accounts receivable, aggregating approximately $3.3 million and $2.9 million at December 31, 2004 and 2003, respectively, relate principally to medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible (approximately $2.9 million and $2.5 million at December 31, 2004 and 2003, respectively). Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors, however it is possible the company's estimate of uncollectible amounts could change in the near term.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Tax Asset

The Company has recorded a deferred tax asset of approximately $8.3 million at December 31, 2004. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material (see Note 6 - Income Taxes).

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

Line of Credit Facilities, Capital Lease Obligations, Long-Term Debt - The fair value of line of credit facilities, capital lease obligations and long-term debt are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2004 and 2003, the fair values approximate the carrying values.

Concentrations

Revenues from Humana accounted for approximately 99% of the Company's total revenues, excluding discontinued segments, for each of the three years in the period ended December 31, 2004 and at December 31, 2004 and 2003, Humana represented approximately 73% and 83% of the total accounts receivable balance, respectively. Direct medical costs relating to revenues from Humana accounted for approximately 82% of the Company's Humana revenues in 2004, 85% in 2003 and 96% in 2002. The loss of the contracts with Humana could significantly impact the operating results of the Company. The Humana agreements may be terminated in the event the Company participates in activities Humana reasonably believes may adversely affect the health or welfare of any member or other material breach, or upon 180-day notice of non-renewal by either party.

Earnings (Loss) Per Share

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

	For the years ended December 31,
	2004	2003	2002
Income/(Loss) from continuing operations	$18,853,978	$5,861,303	$(13,865,800)
Less: Preferred stock dividend	(50,000)	(50,000)	(50,000)
	18,803,978	5,811,303	(13,915,800)
Loss from discontinued operations, net of tax	(31,266)	(1,459,550)	(3,215,087)
Income/(Loss) available to common shareholders	$18,772,712	$4,351,753	$(17,130,887)
Denominator:
Weighted average common shares outstanding	45,123,843	34,750,173	30,374,669
Basic earnings/(loss) per common share	$0.42	$0.13	$(0.56)

Net Income/(Loss)	$18,822,712	$4,401,753	$(17,080,887)
Interest on convertible securities	2,565	81,379	-
	$18,825,277	$4,483,132	$(17,080,887)

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Denominator:
Weighted average common shares outstanding	45,123,843	34,750,173	30,374,669
Common share equivalents of outstanding stock:
Convertible preferred	1,301,876	4,901,963	-
Convertible debt	91,081	7,262,703	-
Options and warrants	3,511,503	-	-
Weighted average common shares outstanding	50,028,303	46,914,839	30,374,669
Diluted earnings/(loss) per common share	$0.38	$0.10	$(0.56)

Securities that would potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. The anti-dilutive securities consist of the following:

For the fiscal years 2004 and 2003, the Company had convertible debt in the amount of $67,000, which could have been converted into the common stock of the Company at $2.50 per share.

During the fiscal years 2004, 2003 and 2002, the Company had outstanding warrants to purchase 15,000, 2,924,775 and 3,324,775 shares of common stock, respectively. The exercise prices of the warrants are $1.85 in 2004 and range from $0.32 to $4.00 in 2003 and $0.32 to $6.00 in 2002.

During the fiscal years 2004, 2003 and 2002, the Company had outstanding options to purchase 3,204,800, 7,328,467 and 5,205,717 shares of common stock, respectively. The weighted average exercise price of the options was $2.16 in 2004, $0.94 in 2003 and $1.46 in 2002.

For the fiscal year 2002, the Company had 5,000 Series A preferred shares outstanding. Each share of Series A preferred stock was convertible into shares of common stock at the option of the holder at the lesser of 85% of the average closing bid price of the common stock for the ten trading days immediately preceding the conversion or $6.00.

For the fiscal year 2002, the Company had convertible debt in the amount of $2,997,107, which could have been converted into the common stock of the Company at a range of 75% of market value at the date of conversion to $2.50 per share.

Accounts Receivable and Revenue Recognition

The Company recognizes non-Humana revenues, net of contractual allowances, as medical services are provided to patients. These services are typically billed to patients, Medicare, Medicaid, health maintenance organizations and insurance companies. The Company provides an allowance for uncollectible amounts and for contractual adjustments relating to the difference between standard charges and agreed upon rates paid by certain third party payers.

The Company is a party to certain managed care contracts with Humana and provides medical care to its patients through owned and non-owned medical practices. Accordingly, the Company receives a monthly fee for each patient that chooses one of the Company’s physicians as their primary care physician in exchange for the Company assuming responsibility for the provision of all necessary medical services, even those it does not provide directly. Fees under these contracts are reported as revenues, and the cost of provider services under these contracts are not included as a deduction to net revenues of the Company, but are reported as an operating expense. In connection with its Humana contracts, the Company is exposed to losses to the extent of its share (100% for Medicare Part B, 100% for Medicare Part A in its Daytona market and 50% for Medicare Part A in South Florida) of deficits, if any, on its owned and non-owned managed medical practices.

Goodwill

In connection with its acquisitions of physician and ancillary practices, the Company has recorded goodwill of $1,992,133 at December 31, 2004 and 2003, which is the excess of the purchase price over the fair value of the net

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets acquired. The goodwill is attributable to the general reputation of these businesses in the communities they serve, the collective experience of the management and other employees and relationships between the physicians and their patients. Effective January 1, 2002 the Company, through the use of an outside business valuation expert completed a transitional goodwill impairment test and determined that the Company did not have a transitional impairment of goodwill. Subsequent to that analysis, during the quarter ended September 30, 2002, the Company disposed of a segment of its business and charged off net goodwill of approximately $986,000. The Company has performed its annual impairment tests relating to retained business segments effective January 1 of each year and has determined that no impairment exists.

Income Taxes

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires income taxes to be accounted for under the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock Based Compensation

As currently permitted by Statement 123, the Company uses the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and has elected to continue using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for employee stock options. Compensation expense for options granted to employees is recorded to the extent the market value of the underlying stock exceeds the exercise price at the date of grant. For the years ended December 31, 2004, 2003 and 2002 no compensation was recorded. If compensation cost had been determined based on the fair value at the grant date for awards in the years ended December 31, 2004, 2003 and 2002, consistent with the provisions of SFAS 123, the Company's net income/loss and income/loss per share would have been reduced to the pro-forma amounts indicated below:

	For the years ended December 31,
	2004	2003	2002
Net Income/(Loss)	$18,822,712	$4,401,753	$(17,080,887)

Less: Total stock-based employee compensation expense determined using the fair value method, net of related tax	(141,398)	(543,283)	-

Adjusted pro forma net income/(loss)	$18,681,314	$3,858,470	$(17,080,887)

Earnings per share:
Basic, as reported	$0.42	$0.13	$(0.56)
Basic, pro forma	$0.41	$0.11	$(0.56)
Diluted, as reported	$0.38	$0.10	$(0.56)
Diluted, pro forma	$0.37	$0.08	$(0.56)

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, which is effective for fiscal periods beginning after June 15, 2005. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. These items are required to be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. The adoption of SFAS No. 151 is not anticipated to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, which is effective for fiscal periods beginning after June 15, 2005. In the past, the net book value of the assets relinquished in a non-monetary transaction was used to measure the value of the assets exchanged. Under SFAS No. 153, assets exchanged in a non-monetary transaction will be at fair value instead of the net book value of the asset relinquished, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. The adoption of SFAS No. 153 is not anticipated to have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized at the date of grant in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) is effective at the beginning of the first interim or annual period beginning after June 15, 2005. The impact of adoption of Statement 123(R) cannot be accurately predicated at this time since it will depend on levels of share-based payments in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of the standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the note above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. The Company expects to adopt Statement 123(R) on July 1, 2005.

Reclassifications

Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation.

NOTE 2.  ACQUISITIONS AND DISPOSALS

In the third quarter of 2002 the Company disposed of its clinical laboratory. For the year ended December 31, 2002, the Company recognized an $834,000 loss on the disposal of laboratory operations.

In November 2003, the Company sold the operations of its pharmacy division for a cash price of $3.1 million, a note receivable of $200,000, and the assumption of approximately $1.1 million in liabilities. For the year ended December 31, 2003, the Company recognized a gain of $290,000 on the disposal of pharmacy operations. During 2004 the Company was unable to collect the balance due on the note and recorded a provision, which is included in other expense in the consolidated statements of operations.

Revenues from operations of discontinued business segments totaled $12,906,000 and $13,761,000 for the years ended December 31, 2003 and 2002, respectively. Losses from operations of discontinued business segments were $31,000, $1,700,000 and $2,400,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2004	2003
Equipment under capital lease	$-	$674,633
Machinery and medical equipment	282,441	249,881
Furniture and fixtures	881,880	382,451
Leasehold improvements	895,481	692,297
Computer and office equipment	1,345,928	962,394
Automobile equipment	61,380	61,380
	3,467,110	3,023,036
Less: accumulated depreciation and amortization	(2,643,107)	(2,363,354)
	$824,003	$659,682

Accumulated amortization of equipment under capital leases was $534,000 at December 31, 2003.

Depreciation and amortization of property and equipment totaled approximately $280,000, $365,000 and $433,00 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 4.  LONG-TERM DEBT

	December 31,
Long-term debt consisted of the following:	2004	2003

Promissory Note payable to a venture capital group; unsecured, with interest payable quarterly at a rate of 12%. Principal originally due May 24, 2004. In March 2004, the Company renegotiated an extension, with payments due over twenty-four months. This note was repaid in full January 2005.	$850,000	$1,182,909

Promissory Notes payable to Humana; unsecured, with no interest payable. Payable in twelve equal installments with final payments due December 1, 2005. The principal sum of these notes may be used for improvements to three of Humana’s owned physician offices, reducing the Promissory Notes in direct proportion to the amounts spent on such improvements.	282,000	--

Convertible debentures payable to a venture capital group; unsecured, with interest payable quarterly at a rate of 6%, increasing to 13% on default. The debenture has 150,000 attached warrants to purchase common stock of the Company at $0.68. Approximately $60,000 of the funds received was assigned to the warrants and this amount, along with a $79,000 discount, was amortized and charged to interest expense. After the effect of the value assigned to the warrants, the effective rate on the note was 11%. During 2003, $865,000 of the note balance was converted into common stock of the Company. In January 2004, the balance of the note was converted into common stock.
	--	679,906

Promissory note payable to an investment limited partnership; secured by common stock of the Company, with interest payable monthly at 24%. This note was repaid in full March 2004.	--	620,000

Convertible debentures payable to a shareholder; unsecured, with interest payable quarterly at a rate of 6%. In March 2004, this note was converted into common stock of the Company at $0.43 per share.	--	168,000

Promissory note payable to a shareholder; unsecured, with interest payable quarterly at a rate of 12%. In March 2004, this note was converted into common stock of the Company.	--	132,000

Promissory note payable to a shareholder of the Company, interest at 8% due and payable on March 30, 2004, or as otherwise agreed to by the parties. The note has 16,667 attached warrants at prices ranging from $2.50 to $4.00, also expiring March 30, 2004. This note was paid in full March 2004.	--	67,000

Note payable to Humana; interest at 5%. This note was paid in full April 2004.	--	26,354
	1,132,000	2,876,169

Less current maturities	882,000	975,169

Long-term debt	$250,000	$1,901,000

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aggregate maturities of long-term debt for years subsequent to December 31, 2004, are as follows:

2005	882,000
2006	250,000
$1,132,000

NOTE 5.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, 2003 and 2002, the Company paid $295,000, $398,000 and $76,000, respectively, to a company owned by a shareholder and director for services rendered as a physician in the Company’s provider network. The director resigned from the Company’s board effective January 13, 2005.

NOTE 6.  INCOME TAXES

The components of income taxes from continuing operations were as follows:

	December 31,
	2004	2003	2002
Provision (Benefit) for Income Taxes
Current
Federal	$--	$--	$--
State	--	--	--
Deferred
Federal	3,696,000	1,236,000	(5,777,000)
State	629,000	213,000	(612,000)
Change in Valuation Allowance	(11,705,000)	(1,449,000)	6,389,000
Income Tax Benefit	$(7,380,000)	$--	$--

A reconciliation of the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes with the Company's income tax benefits for the years ended December 31, 2004, 2003 and 2002 is as follows:

	For the years ended December 31,
	2004	2003	2002

Statutory federal tax	$3,901,000	$1,497,000	$(5,808,000)
State income taxes, net of federal income tax benefit	417,000	159,000	(612,000)
Permanent differences and other	7,000	(207,000)	31,000
Change in valuation allowance	(11,705,000)	(1,449,000)	6,389,000
Other
Income tax benefit	$(7,380,000)	$-	$-

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The approximate deferred tax assets and liabilities were as follows:

DEFERRED TAX ASSETS:
	As of December 31,
	2004	2003

Allowances for doubtful accounts	$1,099,000	$956,000
Net operating loss carryforward	6,952,000	10,585,000
Reserve on note receivable - pharmacy	75,000	--
Charitable contributions carryover	38,000	--
Amortization	134,000	162,000
Depreciation	--	2,000
Total deferred tax assets	8,298,000	11,705,000

DEFERRED TAX LIABILITIES:
	As of December 31,
	2004	2003

Depreciation	17,000	--
Total deferred tax liabilities	17,000	--
Net deferred tax asset	8,281,000	11,705,000
Less valuation allowance	--	(11,705,000)
	$8,281,000	$-

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the Company’s profitability in recent years), the Company determined that future realization of its deferred tax assets was more likely than not and, accordingly, has eliminated the valuation allowance against its deferred tax assets as of December 31, 2004. In the event it is determined that the Company would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to record a deferred tax asset valuation allowance would be charged to income in the period such determination would be made. Changes in deferred tax assets are reflected in the tax expense (benefit) line of the consolidated statements of operations.

In 2004, a net tax benefit of $882,000 was recorded directly to equity as a result of the exercise of non-qualified options.

At December 31, 2004, the Company had net operating loss carryforwards of approximately $18,500,000 expiring in various years through 2022.

NOTE 7.  STOCKHOLDERS' EQUITY

As of December 31, 2004, the Company has designated 10,000,000 preferred shares as Series A preferred stock, par value $.001, of which 5,000 were issued and outstanding. Each share of Series A preferred stock has a stated value of $100 and pays dividends equal to 10% of the stated value per annum. At December 31, 2004 and 2003, the aggregate and per share amounts of cumulative dividend arrearages were approximately $366,667 ($73 per share) and $316,667 ($63 per share), respectively. Each share of Series A preferred stock is convertible into shares of common stock at the option of the holder at the lesser of 85% of the average closing bid price of the common stock for the ten trading days immediately preceding the conversion or $6.00. The Company has the right to deny conversion of the Series A preferred stock, at which time the holder shall be entitled to receive and the Company shall pay additional cumulative dividends at 5% per annum, together with the initial dividend rate to equal 15% per annum. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series A preferred stock shall be entitled to receive a liquidating distribution before any distribution may be made to holders of common stock of the Company.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has also designated 7,000 shares of preferred stock as Series B preferred stock, with a stated value of $1,000 per share. At December 31, 2004 and 2003, there were no shares of series B preferred stock issued and outstanding.

At December 31, 2004 and 2003, the Company had outstanding warrants to purchase 62,500 and 2,924,775 shares of common stock, respectively. The warrants are exercisable upon issuance with expiration dates ranging from two to three years and exercise prices ranging from $0.68 to $1.85 in 2004 and $0.32 to $4.00 in 2003.

In February 2004, the Company issued an aggregate of 5,004,999 shares of common stock (the “Private Placement Shares”) at a price of $0.60 per share to 24 accredited investors and 1 non-accredited investor.  The Company received $2,953,000 in proceeds, net of offering costs of approximately $50,000, from the sale of these Private Placement Shares.

NOTE 8.  STOCK OPTIONS

As of December 31, 2004, the Company had three nonqualified stock option plans, which were administered by the Compensation Committee of the Board of Directors, the 2001 Stock Option Plan, the Supplemental Stock Option Plan, and the Omnibus Equity Compensation Plan. A total of 6,000,000 shares of the Company’s common stock are authorized for issuance pursuant to awards granted under the Omnibus Equity Compensation Plan. Under the terms of the Omnibus Equity Compensation Plan, the options generally expire 10 years after the date of the grant.

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Accordingly, compensation expense has been recorded to the extent that the market value of the underlying stock exceeded the exercise price at the date of grant. For the years ended December 31, 2004, 2003 and 2002, compensation costs and professional services related to stock options amounted to approximately $-0-, $-0- and $16,800, respectively.

Stock option activity for the three years ended December 31 was as follows:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2001	5,736,250	$1.81
Granted during the year	200,000	$0.40
Exercised and returned during the year	(67)	$1.00
Forfeited during the year	(730,466)	$2.11
Balance, December 31, 2002	5,205,717	$1.46
Granted during the year	2,710,400	$0.38
Exercised and returned during the year	(110,000)	$0.31
Forfeited during the year	(477,650)	$3.67
Balance, December 31, 2003	7,328,467	$0.94
Granted during the year	2,449,800	$1.76
Exercised and returned during the year	(1,339,957)	$0.39
Forfeited during the year	(994,100)	$1.25
Balance, December 31, 2004	7,444,210	$1.27
Exercisable, December 31, 2002	4,381,946	$1.46
Exercisable, December 31, 2003	6,840,134	$0.97
Exercisable, December 31, 2004	4,877,678	$1.04

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Number of	Contractual Life	Number of	Contractual Life
Exercise Price	Options	(Years)	Options	(Years)
$0.250 - $1.000	4,149,410	3.19	3,882,678	2.98
$1.140 - $2.000	2,819,800	8.19	545,000	1.28
$2.020 - $3.000	200,000	2.52	175,000	1.46
$3.250 - $5.000	125,000	1.27	125,000	1.27
$5.500 - $8.000	150,000	2.34	150,000	2.34
	7,444,210		4,877,678

The weighted average fair value per option as of grant date was $0.90 for stock options granted during the year ended December 31, 2004. The determination of the fair value of all stock options granted during the year ended December 31, 2004 was based on (i) risk-free interest rate ranging from 1.81% to 3.39%, (ii) expected option lives ranging from two to four and one-half years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company's common stock of 75%, and (iv) no expected dividends on the underlying stock.

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

NOTE 9.  EMPLOYEE BENEFIT PLAN

As of July 1, 2004, the Company adopted a tax qualified employee savings and retirement plan covering the Company’s eligible employees, the Metropolitan Health Network 401(k) Plan (the “401(k) Plan”). The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code (the “Code”) and contains a feature described in Code Section 401(k) under which a participant may elect to reduce their compensation by the statutorily prescribed annual limit of $13,000 (for calendar year ending December 31, 2004) and have the reduced amount contributed to the 401(k) Plan. Under the 401(k) Plan, new employees are eligible to participate in the earlier of three consecutive months of service or one year. The Company may, at its discretion, make a matching contribution and a non-elective contribution to the 401(k) Plan. The Company has accrued $75,000 as its matching contributions for the year ending December 31, 2004. Participants in the 401(k) Plan do not fully vest in the employer contribution until the end of three years of service.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office and medical facilities under various non-cancelable operating leases. Approximate future minimum payments under these leases for the years subsequent to December 31, 2004 are as follows:

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Annual	Sublease	Net Minimum
	Amount	Amount	Payment
2005	$862,000	$207,000	$655,000
2006	708,000	126,000	582,000
2007	560,000	129,000	431,000
2008	299,000	129,000	170,000
2009	200,000	133,000	67,000
Thereafter	401,000	401,000	-
Total	$3,030,000	$1,125,000	$1,905,000

In connection with the sale of the pharmacy division, the Company has subleased pharmacy facilities to the buyer. In the event of the buyers default, the Company potentially could be responsible to fulfill these lease commitments.

The Company leases various office and medical equipment under non-cancelable operating leases. Approximate future minimum payments under these leases for the years subsequent to December 31, 2004 are as follows:

2005	$253,000
2006	200,000
2007	128,000
2008	110,000
2009	91,000
Total	$782,000

Employment Contracts

The Company has employment contracts with certain executives, physicians and other clinical and administrative employees. Future annual minimum payments under these employment agreements for the years subsequent to December 31, 2004 are as follows:

2005	$2,215,000
2006	323,000
$2,538,000

Litigation

In July 2003 a pharmacy services company (the “Plaintiff”) filed a complaint against the Company and its pharmacy division, Metropolitan Rx, seeking amounts and damages of up to $2.5 million related to the acquisition of the Maryland pharmacy operation in October 2001. On November 6, 2003 the parties reached a settlement on this complaint in the amount of $500,000, of which the Company had previously accrued $487,000. Pursuant to the settlement, the Company paid $285,000 in 2003, with the balance plus accrued interest at 10% payable in monthly installments of $35,000 until paid in full. This amount was included in accounts payable at December 31, 2003 and paid in full in 2004.

The Company is a party to certain other claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a material adverse effect on the financial position or the results of operations of the Company.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investigation

In June 2003, the Company was informed that the U.S. Attorneys' Office in Wilmington, Delaware was conducting an investigation of the Company. The Company fully cooperated with the U.S. Attorneys' Office and on February 9, 2004 the investigation was terminated.

Payroll Taxes Payable

In February 2004, the Company was successful in negotiating a settlement with the IRS on its outstanding payroll tax liabilities for an amount totaling approximately $3.4 million, which was accrued for at December 31, 2003. This amount was paid in full.

NOTE 11.  SEGMENTS

In 2004, the Company operated in two segments for purposes of presenting financial information and evaluating performance, the Provider Service Network (the “PSN”) (managed care and direct medical services) and the HMO. The HMO division is in the development stage. During 2003, the Company also operated in two segments, the PSN and the pharmacy. During 2002, the Company also operated a third segment, a clinical laboratory. The Company allocated corporate overhead to the pharmacy and clinical laboratory during the periods they were operational. However, the overhead allocation is not included in the losses from operations of the discontinued business segments shown in the consolidated statements of operations.

The Company has filed all required state and federal regulatory applications to be licensed and contracted as a Medicare Advantage HMO in the State of Florida. The requisite applications are presently under review. It is anticipated that the HMO will be licensed and operational in 2005, however no assurances can be given that the Company will be approved as a Medicare Advantage HMO.

YEAR ENDED DECEMBER 31, 2004	PSN	Pharmacy	HMO	Total
Revenues from external customers	$158,070,000	$-	$-	$158,070,000
Interest (expense) income	(24,000)	13,000	27,000	16,000
Depreciation and amortization	108,000	-	-	108,000
Segment gain (loss) before allocated overhead	17,242,000	(31,000)	(433,000)	16,778,000
Allocated corporate overhead	5,133,000	-	203,000	5,336,000
Segment assets	16,277,000	1,000	2,727,000	19,005,000
Segment gain (loss) after allocated overhead and before income taxes	12,109,000	(31,000)	(636,000)	11,442,000

Included in allocated corporate overhead in 2004 were expenses of $4,927,000, inclusive of depreciation and amortization of $262,000. In addition, interest revenue was $73,000, interest expense was $296,000, and corporate assets were $9,032,000, inclusive of a deferred tax asset of $8,281,000.

YEAR ENDED DECEMBER 31, 2003	PSN	Pharmacy	Laboratory	Total
Revenues from external customers	$143,874,000	$-	$-	$143,874,000
Intersegment revenues from discontinued business segments	-	1,216,000	-	1,216,000
Interest expense and penalties	107,000	174,000	-	281,000
Depreciation and amortization	149,000	85,000	-	234,000
Revenues from discontinued business segments	-	12,906,000	-	12,906,000
Segment gain (loss) before allocated overhead	11,522,000	(1,488,000)	-	10,034,000
Allocated corporate overhead	3,686,000	1,946,000	-	5,632,000
Segment assets	8,214,000	83,000	-	8,297,000
Segment gain (loss) after allocated overhead	7,836,000	(3,434,000)	-	4,402,000

Included in allocated corporate overhead in 2003 were expenses of $4,419,000, inclusive of depreciation and amortization of $506,000.
In addition, interest revenue was $27,000, interest expense was $1,216,000 and corporate assets were $927,000.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEAR ENDED DECEMBER 31, 2002	PSN	Pharmacy	Laboratory	Total
Revenues from external customers	$140,064,000	$-	$-	$140,064,000
Intersegment revenues from discontinued business segments	-	1,174,000	-	1,174,000
Interest expense and penalties	16,000	24,000	-	40,000
Depreciation and amortization	397,000	95,000	10,000	502,000
Revenues from discontinued business segments	-	12,875,000	886,000	13,761,000
Segment gain (loss) before allocated overhead	(4,996,000)	(1,767,000)	(1,448,000)	(8,211,000)
Allocated corporate overhead	5,446,000	2,970,000	454,000	8,870,000
Segment assets	5,662,000	3,419,000	-	9,081,000
Segment gain (loss) after allocated overhead	(10,442,000)	(4,737,000)	(1,902,000)	(17,081,000)

Included in allocated corporate overhead in 2002 were expenses of $3,788,000, inclusive of depreciation and amortization of $549,000.
In addition, interest revenue was $23,000, interest expense was $2,405,000 and corporate assets were $1,078,000.

NOTE 12.  SUBSEQUENT EVENTS

In January 2005 the Company repaid the remaining balance of $850,000 on a Promissory Note payable to a venture capital group. Under the terms of the terms of the Note, the Company had been required to make monthly payments of $50,000 plus interest at 12%.

NOTE 13.  VALUATION AND QUALIFYING ACCOUNTS

Activity in the Company's Valuation and Qualifying Accounts consists of the following:

	Year Ended December 31,
	2004	2003	2002
Allowance for doubtful trade accounts-continuing operations:
Balance at beginning of period	$2,539,000	$4,648,000	$4,734,000
Charged to costs and expenses	--	100,000	770,000
Increases (Deductions)	382,000	(2,209,000)	(856,000)
Balance at end of period	$2,921,000	$2,539,000	$4,648,000

Allowance for doubtful accounts-discontinued operations:
Balance at beginning of period	$--	$314,756	$13,925
Charged to costs and expenses	--	786,576	300,831
Deductions	--	(1,101,332)	--
Balance at end of period	$--	$--	$314,756

Allowance for note receivable:
Balance at beginning of period	$--	$--	$--
Charged to costs and expenses	200,000	--	--
Increases (Deductions)	--	--	--
Balance at end of period	$200,000	$--	$--

Deferred tax asset valuation allowance:
Balance at beginning of period	$11,705,000	$13,154,000	$6,765,000
Additions	--	--	6,389,000
Deductions	(11,705,000)	(1,449,000)	--
Balance at end of period	$--	$11,705,000	$13,154,000

(2)  Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3)  Exhibits

Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

METROPOLITAN HEALTH NETWORKS, INC.
EXHIBIT INDEX
Year Ended December 31, 2004

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
10.1	Physician Practice Management Participation Agreement, dated August 2, 2001, between Metropolitan of Florida, Inc. and Humana, Inc. (3)
10.2	Letter of Agreement, dated February 2003, between Metropolitan of Florida, Inc. and Humana, Inc. (4)
10.3	Supplemental Stock Option Plan (5)
10.4	Omnibus Equity Compensation Plan (6)
10.5	Amended and Restated Employment Agreement between Metropolitan and Michael M. Earley dated January 3, 2005*
10.6	Amended and Restated Employment Agreement between Metropolitan and David S. Gartner dated January 3, 2005*
10.7	Amended and Restated Employment Agreement between Metropolitan and Roberto L. Palenzuela dated January 3, 2005*
10.8	Amended and Restated Employment Agreement between Metropolitan and Debra A. Finnel dated January 3, 2005*
10.9	Description of Non-Employee Director Compensation Arrangement for 2005*
21.1	List of Subsidiaries (7)
23.1	Consent of Independent Auditors*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* filed herewith
(1)	Incorporated by reference to Metropolitan's Registration Statement on Form 8-A12B filed with the Commission on November 19, 2004 (No. 001-32361).
(2)	Incorporated by reference to Metropolitan’s Current Report on Form 8-K filed with the Commission on September 30, 2004.
(3)
Incorporated by reference to Metropolitan’s Amendment to Registration Statement on Form SB-2/A filed with the Commission on August 2, 2001 (No. 333-61566). Portions of this document were omitted and were filed separately with the SEC on or about August 2, 2001 pursuant to a request for confidential treatment.

(4)
Incorporated by reference to Metropolitan’s Amendment to Annual Report for the fiscal year ended December 31, 2003 on Form 10-K/A filed with the Commission on July 28, 2004. Portions of this document have been omitted and were filed separately with the SEC on July 28, 2004 pursuant to a request for confidential treatment.

(5)	Incorporated by reference to Metropolitan’s Amendment to Annual Report for the fiscal year ended December 31, 2003 on Form 10-K/A filed with the Commission on July 28, 2004.
(6)	Incorporated by reference to Metropolitan's Registration Statement on Form S-8 filed with the Commission on February 24, 2005 (No. 333-122976).
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 22, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of March 2005.

METROPOLITAN HEALTH NETWORKS, INC.

By:	/s/ MICHAEL M. EARLEY
Michael M. Earley
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: March 22, 2005	By:	/s/ MICHAEL M. EARLEY
Michael M. Earley
Chairman and Chief Executive Officer

Date: March 22, 2005	By:	/s/ DAVID S. GARTNER
David S. Gartner
Chief Financial Officer

Date: March 22, 2005	By:	/s/ DEBRA A. FINNEL
Debra A. Finnel
President, Chief Operating Officer and Director

Date: March 22, 2005	By:	/s/ KARL M. SACHS
Karl M. Sachs
Director

Date: March 22, 2005	By:	/s/ MARTIN W. HARRISON
Martin W. Harrison
Director

Date: March 22, 2005	By:	/s/ ERIC HASKELL
Eric Haskell
Director

Date: March 22, 2005	By:	/s/ BARRY T. ZEMAN
Barry T. Zeman
Director

Date: March 22, 2005	By:	/s/ DOUGLAS R. CARLISLE
Douglas R. Carlisle
Director