Form 10-Q
period 2005-03-31
METROPOLITAN HEALTH NETWORKS INC
filed 2005-05-10
CIK 1009379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number 0-28456

METROPOLITAN HEALTH NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0635748
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2005
Common Stock par value $.001	48,794,276

Metropolitan Health Networks, Inc.

Index

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets
	as of March 31, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of
	Operations for the Three Months Ended
	March 31, 2005 and 2004	4

	Condensed Consolidated Statements of
	Cash Flows for the Three Months Ended
	March 31, 2005 and 2004	5

	Notes to Condensed Consolidated
	Financial Statements	6-12

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of
	Operations	13-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17-18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security
	Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19-20

SIGNATURES		21

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and equivalents	$10,346,189	$11,344,113
Short-term investments	3,000,000	1,500,000
Accounts receivable, net of allowance	1,658,903	1,474,438
Inventory	166,556	217,630
Prepaid expenses	731,884	422,839
Deferred income taxes	3,500,000	3,400,000
Other current assets	468,820	563,991
TOTAL CURRENT ASSETS	19,872,352	18,923,011

CERTIFICATES OF DEPOSIT - restricted	1,000,000	1,000,000
PROPERTY AND EQUIPMENT, net	785,510	824,003
INVESTMENTS	641,417	-
GOODWILL, net	1,992,133	1,992,133
DEFERRED INCOME TAXES	4,370,110	4,881,110
OTHER ASSETS	413,060	417,006
TOTAL ASSETS	$29,074,582	$28,037,263

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$591,505	$840,470
Accrued payroll	1,597,414	1,433,874
Accrued expenses	496,115	68,289
Current maturities of long-term debt	233,250	882,000
TOTAL CURRENT LIABILITIES	2,918,284	3,224,633

LONG-TERM DEBT	-	250,000
TOTAL LIABILITIES	2,918,284	3,474,633

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; stated value $100 per share;
10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
48,337,662 and 48,004,262 issued and outstanding, respectively	48,338	48,004
Additional paid-in capital	37,903,635	37,527,529
Accumulated deficit	(12,271,019)	(13,415,621)
Prepaid expenses	(24,656)	(97,282)
TOTAL STOCKHOLDERS' EQUITY	26,156,298	24,562,630
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,074,582	$28,037,263

See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)

REVENUES, net	$45,519,566	$38,543,196

OPERATING EXPENSES
Medical expenses
Direct medical costs	38,533,117	33,237,803
Other medical costs	2,636,975	2,035,414
Total medical services	41,170,092	35,273,217
Administrative payroll, taxes and benefits	1,266,261	863,765
General and administrative	1,376,944	800,522
TOTAL OPERATING EXPENSES	43,813,297	36,937,504

OPERATING INCOME	1,706,269	1,605,692

OTHER INCOME (EXPENSE)
Interest and penalty expense	(3,850)	(138,954)
Interest and investment income	68,925	15,380
Other income	70,258	8,649
TOTAL OTHER INCOME (EXPENSE)	135,333	(114,925)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,841,602	1,490,767
INCOME TAXES	697,000	-
INCOME FROM CONTINUING OPERATIONS	1,144,602	1,490,767
DISCONTINUED OPERATIONS, NET OF TAX
Loss from operations of business segments	-	(45,958)
NET INCOME	$1,144,602	$1,444,809

INCOME FROM CONTINUING OPERATIONS
Basic	$0.02	$0.03
Diluted	$0.02	$0.03
LOSS FROM DISCONTINUED OPERATIONS
Basic	$-	$-
Diluted	$-	$-
NET EARNINGS PER SHARE
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,144,602	$1,444,809
Adjustments to reconcile net income to net cash
provided by/(used in) operating activities:
Depreciation and amortization	84,836	103,236
Deferred income taxes	411,000	-
Tax benefit on exercise of stock options	286,000	-
Amortization of discount on notes payable	-	66,949
Stock issued for interest and late fees	-	578
Stock issued for compensation and services	-	36,000
Amortization of prepaid expenses	72,626	43,920
Changes in operating assets and liabilities:
Accounts receivable, net	(184,465)	17,623
Inventory	51,074	48,246
Prepaid expenses	(309,045)	161,115
Other current assets	95,171	(138,266)
Other assets	2,905	(15,000)
Accounts payable	(248,965)	(765,670)
Accrued payroll	163,540	(3,693,822)
Accrued expenses	427,826	(141,224)
Total adjustments	852,503	(4,276,315)
Net cash provided by/(used in) operating activities	1,997,105	(2,831,506)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investments	(1,500,000)	-
Investments	(641,417)	-
Capital expenditures	(45,302)	(36,632)
Net cash used in investing activities	(2,186,719)	(36,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(898,750)	(709,135)
Repayments on capital lease obligations	-	(37,988)
Repurchase of warrants	(85,000)	-
Proceeds from exercise of stock options and warrants	175,440	-
Net proceeds from issuance of common stock	-	2,970,240
Repayments to HMO, net	-	(164,536)
Net cash (used in)/provided by financing activities	(808,310)	2,058,581
NET DECREASE IN CASH AND EQUIVALENTS	(997,924)	(809,557)
CASH AND EQUIVALENTS - BEGINNING	11,344,113	2,176,204
CASH AND EQUIVALENTS - ENDING	$10,346,189	$1,366,647

See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The audited financial statements at December 31, 2004, which are included in the Company’s Form 10-K, should be read in conjunction with these condensed consolidated financial statements.

Unless otherwise indicated or the context requires, all references in this Form 10-Q to the “Company” refers to Metropolitan Health Networks, Inc. and our consolidated subsidiaries.

SEGMENT REPORTING

The Company applies Financial Accounting Standards Boards (“FASB”) Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The Company has considered its operations and has determined that, in 2004, it operated, and continues to operate in 2005, in two segments for purposes of presenting financial information and evaluating performance, the Provider Service Network (managed care and direct medical services) (“PSN”) and a development stage Medicare Advantage HMO.

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

SHORT-TERM INVESTMENTS

All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase. The Company had previously categorized its short-term investments in auction rate securities as a component of “Cash and cash equivalents” in the Company’s consolidated balance sheets, but has determined that categorization as “Short-term investments” is more appropriate. Accordingly, the short-term investments in auction rate securities have been reclassified for all periods presented. The short-term investments consisted of auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset every seven to 28 days. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from short-term investments. All income generated from these short-term securities was recorded as interest income.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

LONG-TERM INVESTMENTS

Long-term investments, which consist of an equity interest in a non-assessable reciprocal insurance organization through which the Company has renewed its malpractice insurance, are carried at cost. If an impairment occurs that is not considered temporary, the investment will be written down to net realizable value.

INCOME TAXES

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires income taxes to be accounted for under the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the Company’s profitability in recent years), the Company determined that future realization of its deferred tax assets was more likely than not and, accordingly, eliminated the valuation allowance against its deferred tax assets as of December 31, 2004. In the event it is determined that the Company would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to record a deferred tax asset valuation allowance would be charged to income in the period such determination would be made. Changes in deferred tax assets are reflected in the “Income Taxes” expense line of the Company’s Condensed Consolidated Statements of Operations.

In the quarter ended March 31, 2005, a net tax benefit of $286,000 was recorded directly to equity as a result of the exercise of non-qualified stock options.

Due to the availability of deferred tax assets and additional tax benefits resulting from the exercise of stock options by certain employees during the period ended March 31, 2005, the Company has not recorded any amounts payable for U.S. federal income taxes and does not expect any cash outlay to be required in connection with the income tax provisions.

REVENUE RECOGNITION

The Company is a party to certain managed care contracts with Humana Inc. (“Humana”) and provides medical care to its patients through wholly-owned and non-owned medical practices. Accordingly, the Company receives a monthly fee for each patient that chooses one of the Company’s physicians as their primary care physician in exchange for the Company assuming responsibility for the provision of all necessary medical services, even those it does not provide directly. Fees under these contracts are reported as revenues, and the cost of provider services under these contracts are not included as a deduction to net revenues of the Company, but are reported as an operating expense. In connection with its Humana contracts, the Company is exposed to losses to the extent of its share (100% for Medicare Part B, 100% for Medicare Part A in its Daytona market and 50% for Medicare Part A in South Florida) of deficits, if any, on its wholly-owned and non-owned managed medical practices. Revenues from Humana accounted for approximately 99% of the Company’s total revenues for the three months ended March 31, 2005 and 2004.

The loss of the contracts with Humana could significantly impact the operating results of the Company. The Humana agreements may be terminated in the event the Company participates in activities which Humana reasonably believes may adversely affect the health or welfare of any Humana member or upon any other material breach, or upon 180-day notice of non-renewal by either party.

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

RECLASSIFICATION

Certain amounts reported in the comparative financial statements have been reclassified to conform to the presentation for the period ended March 31, 2005.

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

From time to time, Humana charges the Company for certain medical expenses, which the Company believes are erroneous or are not supported by its underlying agreements with Humana. Management’s estimate of recovery on these contestations is based upon its judgment and its consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors.

Non-HMO accounts receivable, aggregating approximately $1.6 million at March 31, 2005, relate principally to medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible (approximately $1.1 million). These receivables are typically uncollateralized customer obligations due under normal trade terms requiring payment within 30-90 days from the invoice date. The Company does not charge late fees or penalties on delinquent invoices, however it continually evaluates the need for a valuation allowance. Management’s estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors.

Deferred Tax Asset

The Company has recorded a deferred tax asset of approximately $7.9 million at March 31, 2005. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005	December 31, 2004
HMO accounts receivable, net	$1,198,000	$1,081,000
Non-HMO accounts receivable, net	461,000	393,000
Accounts receivable	$1,659,000	$1,474,000

EARNINGS PER SHARE

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) which requires presentation of both basic net income per share and diluted net income per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants, convertible debt and preferred stock convertible into shares of common stock.

	For the three months ended March 31,
	2005	2004
Income from continuing operations	$1,145,000	$1,491,000
Less: Preferred stock dividend	(13,000)	(13,000)
	1,132,000	1,478,000
Loss from discontinued operations, net of tax	-	(46,000)
Income available to common shareholders	$1,132,000	$1,432,000
Denominator:
Weighted average common shares outstanding	48,120,000	41,723,000
Basic earnings per common share	$0.02	$0.03

Net Income	$1,145,000	$1,445,000
Interest on convertible securities	-	2,000
	$1,145,000	$1,447,000
Denominator:
Weighted average common shares outstanding	48,120,000	41,723,000
Common share equivalents of outstanding stock:
Convertible preferred	-	1,342,000
Convertible debt	-	366,000
Options and warrants	4,133,000	2,292,000
Weighted average common shares outstanding	52,253,000	45,723,000
Diluted earnings per common share	$0.02	$0.03

STOCK-BASED COMPENSATION

As currently permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company uses the disclosure-only provisions of SFAS 123, and has elected to continue using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”), in accounting for employee stock options. Compensation expense for options granted to employees is recorded to the extent the market value of the underlying stock exceeds the exercise price at the date of grant. If compensation cost had been determined based on the fair value at the grant date for awards during the three months ended March 31, 2005 and 2004, consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended March 31,
	2005	2004
Net Income	$1,145,000	$1,445,000
Less: Total stock-based employee compensation
expense determined using the fair value
method, net of related tax	217,000	17,000

Adjusted pro forma net income	$928,000	$1,428,000

Earnings per share:
Basic, as reported	$0.02	$0.03
Basic, pro forma	$0.02	$0.03
Diluted, as reported	$0.02	$0.03
Diluted, pro forma	$0.02	$0.03

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS No. 151”), which is effective for fiscal periods beginning after June 15, 2005. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. These items are required to be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” The adoption of SFAS No. 151 is not anticipated to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchange of Non-Monetary Assets” (“SFAS No. 153”), which is effective for fiscal periods beginning after June 15, 2005. In the past, the net book value of the assets relinquished in a non-monetary transaction was used to measure the value of the assets exchanged. Under SFAS No. 153, assets exchanged in a non-monetary transaction will be at fair value instead of the net book value of the asset relinquished, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. The adoption of SFAS No. 153 is not anticipated to have a material effect on the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123, as revised, “Share-Based Payments (“SFAS 123(R)”). The provisions of the new standard were scheduled to go into effect for all interim or annual periods beginning after June 15, 2005. SFAS 123(R) requires that compensation cost for all share-based employee payments be recognized in the statement of operations based the fair value of awards on their grant dates, adjusted to reflect actual forfeitures and the outcome of certain other conditions. The fair value is generally not re-measured, except in limited circumstances, or if the award is subsequently modified. The statement will require the Company to estimate the fair value of stock-based awards and recognize expense in the statement of operations as the related services are provided. This will change current practice, as, upon adoption, the Company must cease using the "intrinsic value" method of accounting, currently permitted by APB 25 that resulted in no expense for all of the Company's stock option awards. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses views of the SEC staff regarding the application of SFAS 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates of SFAS 123(R). The new rule allows companies to implement SFAS 123(R) at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005 or December 15, 2005 for small business issuers. The Company will adopt the provisions of the statement as of the beginning of its fiscal year ending December 31, 2006 and for future periods. Adoption of the standard may have a material impact on the results of operations in future periods. However, the impact of adoption will depend on levels of share-based payments granted in the future.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”). This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN No. 47 will be effective for the Company at the end of the fiscal year ended December 31, 2005. FIN No. 47 is not expected to have a significant impact on the Company’s financial position or results of operations.

NOTE 2. DEBT

The Company repaid $899,000 of long-term debt during the quarter ended March 31, 2005, including the $850,000 balance remaining on a 12% promissory note. The remaining debt balance totaled $233,000 representing promissory notes payable to Humana.

NOTE 3. STOCKHOLDERS’ EQUITY

The Company issued 333,400 shares of common stock in connection with the exercise of stock options and warrants during the first quarter of 2005. In addition, warrants to acquire 47,500 common shares at a price of $0.68 were repurchased for an aggregate purchase price of $85,000 during the quarter.

NOTE 4. COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is party to certain claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a material adverse effect on the financial position or the results of operations of the Company.

NOTE 5. BUSINESS SEGMENT INFORMATION

In 2005, the Company is operating in two segments for purposes of presenting financial information and evaluating performance, the Provider Service Network (the “PSN”) (managed care and direct medical services) and the HMO. The HMO division is in the development stage. The Company has filed all required state and federal regulatory applications to be licensed and contracted as a Medicare Advantage HMO in the State of Florida and expects to receive approval to commence operations as a Medicare Advantage HMO in the third quarter of 2005.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2005	PSN	HMO	Total
Segment revenues	$45,520,000	$-	$45,520,000
Segment gain (loss) before allocated overhead	3,788,000	(699,000)	3,089,000
Allocated corporate overhead	1,021,000	226,000	1,247,000
Segment gain (loss) after allocated overhead and before income taxes	2,767,000	(925,000)	1,842,000
Segment assets	23,114,000	2,248,000	25,362,000

THREE MONTHS ENDED MARCH 31, 2004	PSN	HMO	Total
Segment revenues	$38,543,000	$-	$38,543,000
Segment gain (loss) before allocated overhead	2,647,000	-	2,647,000
Allocated corporate overhead	1,156,000	-	1,156,000
Segment gain (loss) after allocated overhead and before income taxes	1,491,000	-	1,491,000
Segment assets	7,601,000	-	7,601,000

NOTE 6. SUBSEQUENT EVENTS

In April 2005, the Department of Financial Services, Office of Insurance Regulation (“OIR”), which is responsible for issues pertaining to financial stability of all applicants filing for HMO licenses in the State of Florida, approved the Company’s application and a Certificate of Authority to operate a HMO in the State of Florida (“COA”) was issued by OIR on April 22, 2005. Certain other approvals from the Centers for Medicare and Medicaid Services (“CMS”) remain outstanding before the Company can begin operations as a Medicare Advantage HMO.

On May 6, 2005 the Company executed an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $1.0 million and expires on May 6, 2006. The outstanding balance, if any, bears interest at the bank’s prime rate. The credit facility requires the Company to comply with certain financial covenants, including a minimum liquidity requirement of $2.0 million. The Company intends to utilize the availability under the agreement as collateral for the $1.0 letter of credit it currently has placed on behalf of Humana, allowing the $1.0 million currently presented as restricted cash on its balance sheets to be available for operations.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission (the “Commission”), including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Forward-looking statements should not be relied upon as a prediction of actual results. Subject to any continuing obligations under applicable law or any relevant listing rules, we expressly disclaim any obligation to disseminate, after the date of this Quarterly Report on Form 10-Q, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based.

BACKGROUND

The Company was incorporated in the State of Florida in January 1996, and began operations as a physician practice group. During the late 1990’s Metcare acquired a number of physician practices and ancillary service providers. In late 1999, the group practice strategy was abandoned, in favor of developing a managed care business.

The first managed care risk contract was secured with Humana Inc. (“Humana”) in 1999. In 2000, an additional contract was secured to manage all of Humana’s Medicare Advantage lives in the Daytona, Florida area (Flagler and Volusia Counties). Under its risk agreements, the Company receives credit for a significant percentage of the monthly Medicare premiums received by Humana from the Centers for Medicare and Medicaid Services (“CMS”) and is obligated to provide all of the covered healthcare benefits for the member lives. To the extent the costs of providing such benefits is less than the related premiums received, Metropolitan would report a gross profit. Conversely, if the costs exceed related premiums, the Company loses money. As of March 31, 2005, the Daytona contract accounted for approximately 19,100 lives or 72% of the Company’s total Medicare Advantage lives. The balance of the Company’s Humana members, approximating 7,400 in number, resided in South Florida (Palm Beach, Broward and Miami-Dade Counties).

The Company is currently pursuing a business plan to develop and license its own Medicare Advantage HMO to operate in certain Florida markets underserved by this program.  Management does not intend to compete in markets in which it is contracted with Humana and views this growth strategy as an extension of its existing core competency and organization.  The Company has filed all required state and federal regulatory applications to be licensed and contracted as a Medicare Advantage HMO in the State of Florida. METCARE Health Plans, Inc. (“MHP”), a wholly owned subsidiary of the Company, was issued a Health Care Provider Certificate (“HCPC”) by Florida’s Agency for Health Care Administration (“AHCA”), which is responsible for oversight of quality of care issues, for the counties of Martin, St. Lucie and Okeechobee counties on March 16, 2005. Subsequent to the issuance of the HCPC, MHP submitted an application to expand its service area and received approval of the application from AHCA on May 3, 2005. The Department of Financial Services, Office of Insurance Regulation (“OIR”), which is responsible for issues pertaining to financial stability, approved MHP’s application and a Certificate of Authority to operate a HMO in the State of Florida (COA) was issued by OIR on April 22, 2005.

In February 2005, the Company submitted a Coordinated Care Plan application to the CMS to provide Medicare Advantage HMO services to Medicare beneficiaries in Martin, St. Lucie, Okeechobee, Lee, Charlotte and Sarasota counties. In March 2005, CMS conducted its site visit in support of the application and indicated that MHP would be recommended for approval. MHP expects to receive approval to commence operations as a Medicare Advantage HMO in the third quarter of 2005. Management believes that the proposed development efforts, required reserve requirements and start-up costs for the HMO can be funded by the Company’s current resources and projected cash flows from operations. The Company currently expects to spend between $5 million and $7 million of its existing or future cash resources to develop its HMO business through 2006. The actual amount will depend on a number of variables including, but not limited to, the effectiveness of its sales and marketing efforts in enrolling members and the HMO’s medical expense ratio.

Although the Company has operated as a risk provider since 1999, it has not operated as a HMO.  To successfully operate an HMO the Company believes it will have to develop certain capabilities, including sales and marketing, customer service, claims administration and regulatory compliance. No assurances can be given that the Company will be successful in developing or operating the new plan.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 of the “Notes to Condensed Consolidated Financial Statements” included in this Form 10-Q. We believe our most critical accounting policies include “Use of Estimates, Revenue, Expense and Receivables” and “Use of Estimates, Deferred Tax Asset.”

Use of Estimates, Revenue, Expense and Receivables

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

With regard to revenues, expenses and receivables arising from agreements with Humana, Metropolitan estimates amounts it believes will ultimately be realizable based in part upon estimates of IBNR (claims incurred but not reported) and estimates of retroactive adjustments or unsettled costs to be applied by Humana. The IBNR estimates are made by Humana utilizing actuarial methods and are continually evaluated by Metropolitan’s management based upon its specific claims experience. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements. (See “Notes to Condensed Consolidated Financial Statements,” Note 1 - “Use of Estimates, Revenue, Expense and Receivables”.

Use of Estimates, Deferred Tax Asset

The Company has recorded a deferred tax asset of approximately $7.9 million at March 31, 2005. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material (see “Notes to Consolidated Financial Statements,” Note 1 - “Use of Estimates, Deferred Tax Asset” and Note 1 - “Income Taxes”).

In the future, if Metropolitan determines that it cannot, on a more likely than not basis, realize all or part of its deferred tax assets in the future, an adjustment to establish (or record an increase in) the deferred tax asset valuation allowance would be charged to income in the period in which such determination is made. Changes in Metropolitan’s deferred tax assets are reflected in the tax expense line of our consolidated statements of operations.

RESULTS OF OPERATIONS

The Company recognized revenues of $45.5 million for the quarter ended March 31, 2005 compared to $38.5 million in the comparable prior year quarter, an increase of $7.0 million, or 18.1%. Net income, inclusive of an income tax provision of $697,000 for the 2005 quarter, was $1.1 million compared to $1.4 million for the quarter ended March 31, 2004. The prior year’s tax provision was fully offset by a reduction in the deferred tax valuation allowance. Operating income improved 6.3%, from $1.6 million in 2004 to $1.7 million in 2005 while income from continuing operations before income taxes improved 23.5%, from $1.5 million in 2004 to $1.8 million in 2005.

Net earnings per share, inclusive of a $0.015 charge to income tax, was $0.02 for the quarter ended March 31, 2005 compared to $0.03 in the prior year’s quarter. The change in the basic net earnings per share for the three months ended March 31, 2005 partially reflects the increase in the number of weighted average shares outstanding, from 41,722,527 at March 31, 2004 to 48,120,417 in the current year.

The 2004 results include approximately $46,000 of costs related to its discontinued pharmacy division, which was sold in November 2003. The current year operations include both the PSN segment and costs related to the Company’s start-up Medicare Advantage HMO. The PSN segment, prior to allocation of corporate overhead and income taxes, reported an increase in income as a percentage of revenue, from 6.9% in the first quarter of 2004 to 8.3% in the current year period. In 2004, the Company began the process of developing its own Medicare Advantage HMO and, as of March 31, 2005, this segment had incurred a net loss before allocated overhead of $699,000 in connection with this development process, compared to none in the prior year.

Total Medicare Advantage lives increased approximately 1,500 members from March 31, 2004 to a membership of 26,500 at March 31, 2005. Member months for the 2004 and 2005 quarters were 75,355 and 79,629, respectively. An incremental increase of nearly 2,000 members resulted from the addition of several new South Florida physician practices in the last four months of 2004. This was partially offset by a net decrease of over 400 members, resulting from the cancellation of a non-viable contract in the Company’s Palm Beach County network. Member months for the first quarter of 2005 increased by 1,412 or 1.8% over the fourth quarter of 2004, however, period end membership declined by approximately 170.

Comparison of the Quarters ended March 31, 2005 and March 31, 2004

REVENUES

Revenues for the quarter ended March 31, 2005 increased $7.0 million, or 18.1%, over the prior year, from $38.5 million to $45.5 million. PSN revenues from Humana increased 17.6%, from $38.2 million to $45.0 million. An estimated $3.9 million in incremental quarterly revenues were generated by funding increases that averaged 8.1% in the Daytona market and 8.8% in South Florida. The net addition of South Florida medical practices into the Company’s network in late 2004 accounted for an estimated $3.1 million in incremental revenues.

Non-Humana revenue for the Company’s wholly-owned physician practices in the first quarter of 2005 increased 80.7% over the same period in 2004, to a total of $556,000. The Company owned and operated a total of nine physician practices and an oncology center in the first fiscal quarter of 2005, compared to six and the oncology center in the 2004 quarter.

EXPENSES

Operating expenses for the quarter ended March 31, 2005 increased $6.9 million over the prior year quarter, from $36.9 million to $43.8 million. The 2005 quarter included approximately $708,000 in expenses related to the development of the Company’s start-up HMO division, compared to none in the first quarter of 2004.

Medical expenses represent the total costs of providing patient care and are comprised of two components.  Direct medical costs represent costs incurred in the PSN operation paid or payable to third parties including physicians, hospitals and ancillary service providers on a capitated or fee for service basis. Other medical costs represents the costs associated with the operations of the Company’s wholly owned physician practices and oncology center including salaries and benefits, supplies, malpractice insurance and office related expenses.  Medical services expense totaled $41.2 million and $35.3 million for the quarters ended March 31, 2005 and 2004, respectively.  The Company’s medical expense ratio improved from 91.5% in the first quarter of 2004 to 90.4% in the current period.

Administrative payroll, taxes and benefits include salaries and related costs for the Company’s executive and administrative staff. For the 2005 quarter, administrative payroll, taxes and benefits was $1.3 million, an increase of $402,000 over the prior year’s first quarter total of $864,000. The Company’s HMO segment accounted for $342,000 of the increase while increased staffing, salary increases and rising benefit costs accounted for the balance.

General and administrative expenses for the first quarter of 2005 amounted to $1.4 million, an increase of $576,000 over the prior year’s first quarter. Of the increase, $366,000 was incurred in the development of the Company’s HMO, primarily in the areas of legal and accounting, consulting and software implementation. In addition, the 2004 quarter included a one-time $115,000 gain on settlement of old debt. The balance of the increases from 2004 to 2005 resulted from increases in billing and collection costs ($33,000), corporate legal and accounting ($37,000), exchange listing ($30,000), corporate insurance ($20,000) and director fees ($15,000).

Other income and expenses for the quarter included a decrease in interest expense of $135,000 from the prior year as the Company repaid all of the debt and IRS obligations carried by the Company in the first quarter of 2004. Investment income increased $54,000 for the quarter while miscellaneous income increased $62,000, primarily resulting from refunds of prior year IRS interest and penalty charges relating to the Company’s discontinued pharmacy division.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and equivalents and short-term investments at March 31, 2005 totaled approximately $13.3 million as compared to approximately $12.8 million at December 31, 2004. During the first quarter of 2005, the Company reduced its total liabilities $556,000, while its equity increased $1.6 million and its working capital improved $1.3 million.

Cash provided by operating activities for the three months ended March 31, 2005 constituted approximately $2.0 million in cash flows, of which the net income of approximately $1.1 million was the largest source. This source of cash was augmented by cash provided by increases of approximately $697,000, $164,000 and $428,000 in deferred income taxes and the tax benefit on exercise of stock options, accrued payroll and accrued expenses, respectively. These sources of cash were partially offset by $184,000, $309,000 and $249,000 of cash utilized for accounts receivable, prepaid expenses and accounts payable, respectively.

Cash flow from investing activities for the three months ended March 31, 2005 reflected $1.5 million and $641,000 in cash utilized for the acquisition of short-term investments and long-term investments, respectively.

The Company’s financing activities for the three months ended March 31, 2005 utilized approximately $808,000 of cash. Note payments for the quarter amounted to $899,000, with an additional $85,000 expended in the repurchase by the Company of outstanding warrants. These uses of cash were partially offset by $175,000 in proceeds received by the Company from option exercises.

The Company anticipates that the ongoing development efforts, required reserve requirements and start-up costs for its developing HMO segment can continue to be funded by the Company’s current resources and projected cash flows from operations. The Company currently expects to spend between $5 million and $7 million of its existing and future cash resources to develop its HMO business through 2006. The actual amount will depend on a number of variables including, but not limited to, the effectiveness of its sales and marketing efforts in enrolling members and the HMO’s medical cost ratio. It is expected that the HMO will commence operations in the third quarter of 2005, however no assurances can be given that the Company will be successful in this project.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any Off-Balance Sheet Arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at March 31, 2005 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Our management, which includes our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes made in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. SUMMARY OF LEGAL PROCEEDINGS

The Company is a party to various legal proceedings which are either immaterial in amount to the Company and its subsidiaries or involve ordinary routine litigation incidental to the business of the Company and its subsidiaries. There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company and its subsidiaries, to which the Company or any of its subsidiaries is a party of or which any property of the Company or its subsidiaries is the subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
10.1	Physician Practice Management Participation Agreement, dated August 2, 2001, between Metropolitan of Florida, Inc. and Humana, Inc. (3)**
10.2	Letter of Agreement, dated February 2003, between Metropolitan of Florida, Inc. and Humana, Inc. (4)**
10.3	Supplemental Stock Option Plan (4)
10.4	Omnibus Equity Compensation Plan (5)
10.5	Amended and Restated Employment Agreement between Metropolitan and Michael M. Earley dated January 3, 2005 (7)
10.6	Amended and Restated Employment Agreement between Metropolitan and David S. Gartner dated January 3, 2005 (7)
10.7	Amended and Restated Employment Agreement between Metropolitan and Roberto L. Palenzuela dated January 3, 2005 (7)
10.8	Amended and Restated Employment Agreement between Metropolitan and Debra A. Finnel dated January 3, 2005 (7)
10.9	Description of Non-Employee Director Compensation Arrangement for 2005 (8)
21.1	List of Subsidiaries (6)
23.1	Consent of Independent Auditors*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
_________
*	Filed herewith.
**	Portions of the document have been omitted and filed separately with the SEC on or about the date of filing pursuant to a request for confidential treatment.

(1)	Incorporated by reference to Metropolitan's Registration Statement on Form 8-A12B filed with the SEC on November 19, 2004 (No. 001-32361).
(2)	Incorporated by reference to Metropolitan’s Current Report on Form 8-K filed with the SEC on September 30, 2004.
(3)	Incorporated by reference to Metropolitan’s Amendment to Registration Statement on Form SB-2/A filed with the SEC on August 2, 2001 (No. 333-61566).
(4)	Incorporated by reference to Metropolitan’s Amendment to Annual Report for the fiscal year ended December 31, 2003 on Form 10-K/A filed with the SEC on July 28, 2004.
(5)	Incorporated by reference to Metropolitan's Registration Statement on Form S-8 filed with the SEC on February 24, 2005 (No. 333-122976).
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 22, 2004.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on March 22, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

METROPOLITAN HEALTH NETWORKS, INC.
Registrant

Date: May 10, 2005                               /s/ Michael M. Earley
                                    Michael M. Earley
                                    Chairman and Chief Executive Officer

Date: May 10, 2005                                      /s/ David S. Gartner
                                    David S. Gartner
                                            Chief Financial Officer