Form 10-Q
period 2005-06-30
METROPOLITAN HEALTH NETWORKS INC
filed 2005-08-09
CIK 1009379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2005

Common Stock par value $.001	48,843,776

Metropolitan Health Networks, Inc.

Index

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets
	as of June 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of
	Operations for the Three and Six Months Ended
	June 30, 2005 and 2004	4

	Condensed Consolidated Statements of
	Cash Flows for the Six Months Ended
	June 30, 2005 and 2004	5

	Notes to Condensed Consolidated
	Financial Statements	6-12

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of
	Operations	13-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities and Use of Proceeds	21

Item 3.	Default Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security
	Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and equivalents	$13,457,229	$11,344,113
Short-term investments	-	1,500,000
Accounts receivable, net of allowance	3,600,424	1,474,438
Inventory	199,758	217,630
Prepaid expenses	972,627	422,839
Deferred income taxes	3,500,000	3,400,000
Other current assets	327,367	563,991
TOTAL CURRENT ASSETS	22,057,405	18,923,011

CERTIFICATES OF DEPOSIT - restricted	-	1,000,000
PROPERTY AND EQUIPMENT, net	821,436	824,003
INVESTMENTS	601,783	-
GOODWILL, net	1,992,133	1,992,133
DEFERRED INCOME TAXES	3,911,110	4,881,110
OTHER ASSETS	702,870	417,006
TOTAL ASSETS	$30,086,737	$28,037,263

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$546,212	$840,470
Accrued payroll	814,355	1,433,874
Accrued expenses	535,592	68,289
Current maturities of long-term debt	141,000	882,000
TOTAL CURRENT LIABILITIES	2,037,159	3,224,633

LONG-TERM DEBT	-	250,000
TOTAL LIABILITIES	2,037,159	3,474,633

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; stated value $100 per share;
10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
48,815,276 and 48,004,262 issued and outstanding, respectively	48,815	48,004
Additional paid-in capital	38,537,903	37,527,529
Accumulated deficit	(11,028,233)	(13,415,621)
Common stock issued for services to be rendered	(8,907)	(97,282)
TOTAL STOCKHOLDERS' EQUITY	28,049,578	24,562,630
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,086,737	$28,037,263
See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended June 30,		For the three months ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, net	$91,688,772	$77,097,229	$46,169,207	$38,554,033

OPERATING EXPENSES
Medical expenses:
Direct medical costs	77,332,404	63,778,899	38,799,286	30,541,096
Other medical costs	5,199,544	3,881,307	2,562,569	1,845,892
Total medical expenses	82,531,948	67,660,206	41,361,855	32,386,988
Administrative payroll, payroll taxes and benefits	2,682,290	2,212,310	1,416,029	1,348,545
General and administrative	2,929,548	1,709,424	1,552,606	909,315
TOTAL OPERATING EXPENSES	88,143,786	71,581,940	44,330,490	34,644,848

OPERATING INCOME	3,544,986	5,515,289	1,838,717	3,909,185

OTHER INCOME (EXPENSE)
Interest and penalty expense	(10,351)	(199,125)	(6,500)	(60,171)
Interest and investment income	147,400	33,144	78,475	17,763
Other income	152,353	10,723	82,094	2,074
TOTAL OTHER INCOME (EXPENSE)	289,402	(155,258)	154,069	(40,334)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	3,834,388	5,360,031	1,992,786	3,868,851
INCOME TAXES	1,447,000	-	750,000	-
INCOME FROM CONTINUING OPERATIONS	2,387,388	5,360,031	1,242,786	3,868,851
DISCONTINUED OPERATIONS, NET OF TAX
Loss from operations of business segments	-	(57,951)	-	(11,577)
NET INCOME	$2,387,388	$5,302,080	$1,242,786	$3,857,274

INCOME FROM CONTINUING OPERATIONS
Basic	$0.05	$0.13	$0.03	$0.09
Diluted	$0.05	$0.12	$0.02	$0.08
LOSS FROM DISCONTINUED OPERATIONS
Basic	$-	$(0.01)	$-	$(0.01)
Diluted	$-	$(0.01)	$-	$-
NET EARNINGS PER SHARE
Basic	$0.05	$0.12	$0.03	$0.08
Diluted	$0.05	$0.11	$0.02	$0.08

See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,387,388	$5,302,080
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	164,972	136,937
Reserve on note receivable - pharmacy	-	200,000
Deferred income taxes	870,000	-
Tax benefit on exercise of stock options	577,000	-
Amortization of discount on notes payable	-	86,685
Stock issued for interest and late fees	-	578
Stock issued for compensation and services	-	48,000
Amortization of securities issued for professional services	88,375	65,989
Changes in operating assets and liabilities:
Accounts receivable, net	(2,125,986)	606,246
Inventory	17,872	8,959
Prepaid expenses	(549,788)	(215,630)
Other current assets	236,624	(250,743)
Other assets	(287,947)	4,964
Accounts payable	(294,258)	(1,398,258)
Accrued payroll	(619,519)	(3,557,667)
Accrued expenses	467,303	311,334
Total adjustments	(1,455,352)	(3,952,606)
Net cash provided by operating activities	932,036	1,349,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investments	1,500,000	-
Investments	(601,783)	-
Redemption of restricted certificates of deposit	1,000,000	-
Capital expenditures	(160,322)	(68,073)
Net cash provided by/(used in) investing activities	1,737,895	(68,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(991,000)	(763,354)
Repayments on capital lease obligations	-	(70,843)
Repurchase of warrants	(85,000)	(85,500)
Proceeds from exercise of stock options and warrants	384,435	-
Net proceeds from issuance of common stock	134,750	3,008,238
Repayments to HMO, net	-	(164,536)
Net cash (used in)/provided by financing activities	(556,815)	1,924,005
NET INCREASE IN CASH AND EQUIVALENTS	2,113,116	3,205,406
CASH AND EQUIVALENTS - BEGINNING	11,344,113	2,176,204
CASH AND EQUIVALENTS - ENDING	$13,457,229	$5,381,610

See accompanying notes - unaudited

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The audited financial statements at December 31, 2004, which were included in the Company’s Form 10-K filed on March 22, 2005, should be read in conjunction with these condensed consolidated financial statements.

Unless otherwise indicated or the context requires, all references in this Form 10-Q to the “Company” refers to Metropolitan Health Networks, Inc. and our consolidated subsidiaries.

SEGMENT REPORTING

The Company applies Financial Accounting Standards Boards (“FASB”) Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company has considered its operations and has determined that, in 2004, it operated, and continues to operate in 2005, in two segments for purposes of presenting financial information and evaluating performance, the Provider Service Network (managed care and direct medical services) (“PSN”) and a development stage Medicare Advantage HMO (the “HMO”).

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

SHORT-TERM INVESTMENTS

All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification of an investment at the time of purchase. The Company had previously categorized its short-term investments in auction rate securities as a component of “Cash and equivalents” in the Company’s consolidated balance sheets, but has determined that categorization as “Short-term investments” is more appropriate. Accordingly, the short-term investments in auction rate securities have been reclassified for all periods presented. The short-term investments consisted of auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset every seven to twenty-eight days. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from short-term investments. All income generated from these short-term securities was recorded as interest income.

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

In the quarter and six months ended June 30, 2005, net tax benefits of $291,000 and $577,000, respectively, were recorded directly to equity as a result of the exercise of non-qualified stock options.

Due to the availability of deferred tax assets and additional tax benefits resulting from the exercise of stock options by certain employees during the three and six month periods ended June 30, 2005, the Company has not recorded any amounts payable for U.S. federal income taxes and does not expect any cash outlay to be required in connection with the income tax provisions.

REVENUE RECOGNITION

The Company is a party to certain managed care contracts with Humana Inc. (“Humana”) and provides medical care to its patients through wholly-owned and non-owned medical practices. Accordingly, the Company receives a monthly fee for each patient that chooses one of the Company’s physicians as their primary care physician in exchange for the Company assuming responsibility for the provision of all necessary medical services, even those it does not provide directly. Fees under these contracts are reported as revenues, and the cost of provider services under these contracts are not included as a deduction to net revenues of the Company, but are reported as an operating expense. In connection with its Humana contracts, the Company is exposed to losses to the extent of its share (100% for Medicare Part B, 100% for Medicare Part A in its Daytona market and 50% for Medicare Part A in South Florida) of deficits, if any, on its wholly-owned and non-owned managed medical practices. Revenues from Humana accounted for approximately 99% of the Company’s total revenues for the three and six months ended June 30, 2005 and 2004.

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

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company also recognizes non-Humana revenues, net of contractual allowances, as medical services are provided to patients. These services are typically billed to patients, Medicare, Medicaid, health maintenance organizations and insurance companies. The Company provides an allowance for uncollectible amounts and for contractual adjustments relating to the difference between standard charges and agreed upon rates paid by certain third party payers.

RECLASSIFICATION

Certain amounts reported in the comparative financial statements have been reclassified to conform to the presentation for the periods ended June 30, 2005.

USE OF ESTIMATES

Revenue, Expense and Receivables

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. The most significant area requiring estimates relates to the Company’s arrangement with Humana. Such estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

With regard to revenues, expenses and receivables arising its agreements with Humana, the Company estimates the amounts it believes will ultimately be realizable based in part upon estimates of claims incurred but not reported (“IBNR”) and estimates of retroactive adjustments or unsettled costs to be applied by Humana. The IBNR estimates are made by the Humana utilizing actuarial methods and are continually evaluated by management of the Company based upon its specific claims experience. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

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

Non-Humana accounts receivable, aggregating approximately $1.4 million at June 30, 2005, relate principally to medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible (approximately $1.1 million). These accounts receivable are typically uncollateralized patient obligations due under normal trade terms requiring payment within 30-90 days from the invoice date. The Company does not charge late fees or penalties on delinquent invoices, however it continually evaluates the need for a valuation allowance. Management’s estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors.

Deferred Tax Asset

The Company has recorded a deferred tax asset of approximately $7.4 million at June 30, 2005. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	December 31, 2004
Humana accounts receivable, net	$3,302,000	$1,081,000
Non-Humana accounts receivable, net	298,000	393,000
Accounts receivable	$3,600,000	$1,474,000

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

	For the six months ended June 30,		For the three months ended June 30,
	2005	2004	2005	2004
Net Income from continuing operations	$2,387,000	$5,360,000	$1,243,000	$3,869,000
Less: Preferred stock dividend	(25,000)	(25,000)	(13,000)	(13,000)
	2,362,000	5,335,000	1,230,000	3,856,000
Loss from discontinued operations, net of tax	-	(58,000)	-	(12,000)
Income available to common shareholders	$2,362,000	$5,277,000	$1,230,000	$3,844,000
Denominator:
Weighted average common shares outstanding	48,435,000	43,724,000	48,745,000	45,741,000
Basic earnings per common share	$0.05	$0.12	$0.03	$0.08

Net Income	$2,387,000	$5,302,000	$1,243,000	$3,857,000
Interest on convertible securities	-	2,600	-	-
	$2,387,000	$5,304,600	$1,243,000	$3,857,000
Denominator:
Weighted average common shares outstanding	48,435,000	43,724,000	48,745,000	45,741,000
Common share equivalents of outstanding stock:
Convertible preferred	-	1,302,000	-	1,001,000
Convertible debt	-	183,000	-	-
Options	2,346,000	2,265,000	2,135,000	2,452,000
Warrants	5,000	366,000	-	432,000
Weighted average common shares outstanding	50,786,000	47,840,000	50,880,000	49,626,000
Diluted earnings per common share	$0.05	$0.11	$0.02	$0.08

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

STOCK-BASED COMPENSATION

As currently permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company uses the disclosure-only provisions of SFAS 123, and has elected to continue using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”), in accounting for employee stock options. Compensation expense for options granted to employees is recorded to the extent the market value of the underlying stock exceeds the exercise price at the date of grant. If compensation cost had been determined based on the fair value at the grant date for awards during the three and six months ended June 30, 2005 and 2004, consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

	For the six months ended June 30,		For the three months ended June 30,
	2005	2004	2005	2004
Net Income	$2,387,000	$5,302,000	$1,243,000	$3,857,000
Less: Total stock-based employee compensation
expense determined using the fair value
method, net of related tax	537,000	34,000	237,000	17,000

Adjusted pro forma net income	$1,850,000	$5,268,000	$1,006,000	$3,840,000

Earnings per share:
Basic, as reported	$0.05	$0.12	$0.03	$0.08
Basic, pro forma	$0.04	$0.12	$0.02	$0.08
Diluted, as reported	$0.05	$0.11	$0.02	$0.08
Diluted, pro forma	$0.04	$0.11	$0.02	$0.08

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

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 (Accounting Changes) and SFAS No. 3 (Reporting Accounting Changes in Interim Financial Statements). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected January1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

NOTE 2. DEBT

The Company repaid $991,000 of long-term debt during the six months ended June 30, 2005, including the $850,000 balance remaining on a 12% promissory note. The remaining debt balance totaled $141,000 representing promissory notes payable to Humana.

On May 6, 2005 the Company executed an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $1.0 million and expires on March 31, 2006. The outstanding balance, if any, bears interest at the bank’s prime rate. The credit facility requires the Company to comply with certain financial covenants, including a minimum liquidity requirement of $2.0 million. The Company has utilized the availability under the agreement as collateral for the $1.0 million letter of credit it currently has placed on behalf of Humana, allowing the $1.0 million formerly presented as restricted cash on its balance sheets to be available for operations.

NOTE 3. STOCKHOLDERS’ EQUITY

The Company issued 763,400 shares of common stock in connection with the exercise of stock options and warrants during the first six months of 2005. In addition, warrants to acquire 47,500 common shares at a price of $0.68 were repurchased for an aggregate purchase price of $85,000 during the first quarter and 47,614 shares were issued in partial payment of 2004 officer bonuses totaling approximately $135,000 in the second quarter of 2005.

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

NOTE 5. BUSINESS SEGMENT INFORMATION

In 2005, the Company is operating in two segments for purposes of presenting financial information and evaluating performance, the Provider Service Network (the “PSN”) (managed care and direct medical services) and the HMO. The HMO segment is in its development stage. The Company filed all required state and federal regulatory applications to be licensed and contracted as a Medicare Advantage HMO in the State of Florida and was approved to commence operations as a Medicare Advantage HMO effective July 1, 2005.

SIX MONTHS ENDED JUNE 30, 2005	PSN	HMO	Total
Segment revenues	$91,689,000	$-	$91,689,000
Segment gain (loss) before allocated overhead	8,027,000	(1,732,000)	6,295,000
Allocated corporate overhead	1,927,000	534,000	2,461,000
Segment gain (loss) after allocated overhead and before income taxes	6,100,000	(2,266,000)	3,834,000
Segment assets	22,596,000	3,460,000	26,056,000

SIX MONTHS ENDED JUNE 30, 2004	PSN	HMO	Total
Segment revenues	$77,097,000	$-	$77,097,000
Segment gain (loss) before allocated overhead	8,079,000	-	8,079,000
Allocated corporate overhead	2,719,000	-	2,719,000
Segment gain (loss) after allocated overhead and before income taxes	5,360,000	-	5,360,000

THREE MONTHS ENDED JUNE 30, 2005	PSN	HMO	Total
Segment revenues	$46,169,000	$-	$46,169,000
Segment gain (loss) before allocated overhead	4,239,000	(1,032,000)	3,207,000
Allocated corporate overhead	910,000	304,000	1,214,000
Segment gain (loss) after allocated overhead and before income taxes	3,329,000	(1,336,000)	1,993,000

THREE MONTHS ENDED JUNE 30, 2004	PSN	HMO	Total
Segment revenues	$38,554,000	$-	$38,554,000
Segment gain (loss) before allocated overhead	5,432,000	-	5,432,000
Allocated corporate overhead	1,563,000	-	1,563,000
Segment gain (loss) after allocated overhead and before income taxes	3,869,000	-	3,869,000

NOTE 6. SUBSEQUENT EVENTS

The Company is discontinuing its contractual relationship with three of the South Florida physician practices. These centers accounted for approximately 740 members at June 30, 2005. Two of the centers, accounting for approximately 640 of the members, have been cancelled effective October 1, 2005, with the remaining center having been cancelled effective August 1, 2005. These centers provided revenues of approximately $2,500,000 and generated losses after medical expenses of approximately $200,000 during the first six months of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Sections of this Quarterly Report contain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Report containing the words “estimate,”“project,”“anticipate,”“expect,”“intend,”“believe,”“will,”“could,”“should,”“may,” and similar expressions may be deemed to create forward-looking statements. Accordingly, such statements, including without limitation, those relating to our future business, prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they may appear in this document or in other statements attributable to us, involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Specifically, this Quarterly Report contains forward-looking statements, including the following:

•	our ability to renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

•	our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties;

•	our ability to enhance the services we provide to our members;

•	our ability to strengthen our medical management capabilities;

•	our ability to improve our physician networks;

•	our ability to establish new business relationships and expand into new geographic markets;

•	our ability to make capital expenditures and respond to capital needs;

•	our ability to successfully maintain the licensing of our HMO from the state and federal regulatory agencies; and

•	our ability to fund and develop the necessary capabilities to successfully launch and operate our HMO.

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

BACKGROUND

The Company was incorporated in the State of Florida in January 1996, and began operations as a physician practice group. During the late 1990’s the Company acquired a number of physician practices and ancillary service providers. In late 1999, the group practice strategy was abandoned, in favor of developing a managed care business.

The first managed care risk contract was secured with Humana Inc. (“Humana”) in 1999. In 2000, an additional contract was secured to manage all of Humana’s Medicare Advantage lives in the Daytona, Florida area (Flagler and Volusia Counties). Under its risk agreements, the Company receives credit for a significant percentage of the monthly Medicare premiums received by Humana from the Centers for Medicare and Medicaid Services (“CMS”) and is obligated to provide all of the covered healthcare benefits for the member lives. To the extent the costs of providing such benefits is less than the related premiums received, the Company would report a gross profit. Conversely, if the costs exceed related premiums, the Company loses money. As of June 30, 2005, the Daytona contract accounted for approximately 19,200 lives or 72% of the Company’s total Medicare Advantage lives. The balance of the Company’s Humana members, approximating 7,500 in number, resided in South Florida (Palm Beach, Broward and Miami-Dade Counties).

The Company has been pursuing a business plan to develop and license its own Medicare Advantage HMO to operate in certain Florida markets underserved by this program.  As further discussed below, METCARE Health Plans, Inc. (“MHP”), a wholly owned subsidiary of the Company, has been fully licensed by the appropriate State and Federal agencies to begin enrolling and caring for Medicare beneficiaries effective July 1, 2005. This business has been launched in six Florida counties and is now marketing its “AdvantageCaresm”-branded plan. MHP will record its first revenues in the 2005 third quarter. Management does not intend to compete in markets in which it is contracted with Humana and views this growth strategy as an extension of its existing core competency and organization.

MHP was issued a Health Care Provider Certificate (“HCPC”) by Florida’s Agency for Health Care Administration (“AHCA”), which is responsible for oversight of quality of care issues, for the counties of Martin, St. Lucie and Okeechobee counties on March 16, 2005. Subsequent to the issuance of the HCPC, MHP submitted an application to expand its service area and received approval of the application from AHCA on May 3, 2005 for the counties of Lee, Charlotte and Sarasota. The Department of Financial Services, Office of Insurance Regulation (“OIR”), which is responsible for issues pertaining to financial stability, approved MHP’s application and a Certificate of Authority to operate a HMO in the State of Florida (COA) was issued by OIR on April 22, 2005.

In February 2005, the Company submitted a Coordinated Care Plan application to CMS to provide Medicare Advantage HMO services to Medicare beneficiaries in Martin, St. Lucie, Okeechobee, Lee, Charlotte and Sarasota counties. In March 2005, CMS conducted its site visit in support of the application and in May 2005 MHP received approval to commence operations as a Medicare Advantage HMO effective July 1, 2005. Management believes that the proposed development efforts, required reserve requirements and start-up costs for the HMO can be funded by the Company’s current resources and projected cash flows from operations. The Company currently expects to spend between $5 million and $7 million of its existing or future cash resources to develop its HMO business in 2005 and 2006. The actual amount will depend on a number of variables including, but not limited to, the effectiveness of its sales and marketing efforts in enrolling members and the HMO’s medical expense ratio.

Although the Company has operated as a risk provider since 1999, it has not operated as a HMO.  To successfully operate an HMO the Company believes it will have to develop certain capabilities, including sales and marketing, customer service, claims administration and regulatory compliance. No assurances can be given that the Company will be successful in developing or operating the new HMO.

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

With regard to revenues, expenses and receivables arising from agreements with Humana, the Company estimates amounts it believes will ultimately be realizable based in part upon estimates of IBNR (claims incurred but not reported) and estimates of retroactive adjustments or unsettled costs to be applied by Humana. The IBNR estimates are made by Humana utilizing actuarial methods and are continually evaluated by the Company’s management based upon its specific claims experience. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements. (See “Notes to Condensed Consolidated Financial Statements,” Note 1 - “Use of Estimates, Revenue, Expense and Receivables.”

Use of Estimates, Deferred Tax Asset

The Company has recorded a deferred tax asset of approximately $7.4 million at June 30, 2005. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material (see “Notes to Consolidated Financial Statements,” Note 1 - “Use of Estimates, Deferred Tax Asset” and Note 1 - “Income Taxes”).

In the future, if Metropolitan determines that it cannot, on a more likely than not basis, realize all or part of its deferred tax assets in the future, an adjustment to establish (or record an increase in) the deferred tax asset valuation allowance would be charged to income in the period in which such determination is made. Changes in the Company’s deferred tax assets are reflected in the tax expense line of our consolidated statements of operations.

RESULTS OF OPERATIONS

The Company recognized revenues of $46.2 million for the quarter ended June 30, 2005 compared to $38.6 million in the comparable prior year quarter, an increase of $7.6 million, or 19.8%. Net income, inclusive of an income tax provision of $750,000 for the 2005 quarter, was $1.2 million compared to $3.9 million for the quarter ended June 30, 2004. The prior year quarter and six month results do not reflect income tax expenses as the determination to record the benefit of the Company’s net operating loss carryforwards was not made until year-end 2004. Accordingly, the prior year’s tax provision for the three and six-month periods were fully offset by a reduction in the deferred tax valuation allowance.

For the six months ended June 30, 2005, the Company recognized revenues of $91.7 million compared to $77.1 million in the comparable prior year period, an increase of $14.6 million, or 18.9%. Net income, inclusive of an income tax provision of $1.4 million for the 2005 period, was $2.4 million compared to $5.3 million for the period ended June 30, 2004.

Basic net earnings per share, inclusive of a $0.015 charge to income tax, was $0.03 for the quarter ended June 30, 2005 compared to $0.08 in the prior year’s quarter. The decrease in the basic net earnings per share for the three months ended June 30, 2005 partially reflects the increase in the number of weighted average shares outstanding, from 45,741,000 at June 30, 2004 to 48,745,000 in the current year.

For the six months ended June 30, 3005, basic net earnings per share, inclusive of a $0.03 charge to income tax, was $0.05 for the six months ended June 30, 2005 compared to $0.12 in the prior year period. The decrease in the basic net earnings per share for the six months ended June 30, 2005 partially reflects the increase in the number of weighted average shares outstanding, from 43,724,000 at June 30, 2004 to 48,435,000 in the current year.

The current year operations include both the PSN segment and costs related to the Company’s start-up Medicare Advantage HMO. The PSN segment, prior to allocation of corporate overhead and income taxes, reported income as a percentage of revenue of 9.2% and 8.8% for the quarter and six months ended June 30, 2005, compared to 14.1% and 10.5% for the prior year periods. The Company began developing its own Medicare Advantage HMO in the second half of 2004. This segment incurred a net loss before allocated overhead and income taxes of $1.0 million and $1.7 million for the quarter and six months ended June 30, 2005 in connection with its development process, compared to only $20,000 in the first half of 2004.

Total Medicare Advantage lives increased approximately 1,500 members from June 30, 2004 to a membership of approximately 26,700 at June 30, 2005. Member months for the 2005 and 2004 quarters were 79,716 and 75,157, respectively. For the six month periods, member months were 150,518 and 159,366 for 2004 and 2005, respectively. An incremental increase of approximately 2,000 members resulted from the addition of several new South Florida physician practices in the last four months of 2004. This was partially offset by a net decrease of nearly 400 members, resulting from the cancellation of a non-viable contract in the Company’s Palm Beach County network. Member months for the second quarter of 2005 increased by 187 over the first quarter of 2005 while quarter-to-quarter ending membership increased by approximately 210 members.

Subsequent to quarter end the Company is discontinuing its contractual relationship with three of its South Florida physician practices due to non-compliance with the Company’s policies and procedures. These centers accounted for approximately 740 members at June 30, 2005, with corresponding revenue and medical expenses for the six months of $2.5 million and $2.7 million, respectively, resulting in a medical expense ratio of 105.4% and a net loss of approximately $200,000 on this business. Two of the centers, accounting for approximately 640 of the members, have been cancelled effective October 1, 2005, with the remaining center having been cancelled effective August 1, 2005.

Comparison of the Quarter ended June 30, 2005 to the Quarter ended June 30, 2004

REVENUES

Revenues for the quarter ended June 30, 2005 increased $7.6 million, or 19.8%, over the prior year, from $38.6 million to $46.2 million. PSN revenues from Humana increased 19.7%, from $38.3 million to $45.8 million. Approximately $4.7 million in incremental quarterly revenues were generated by premium increases that averaged approximately 10.5% in the Daytona market and 11.1% in South Florida, with net membership increases accounting for the balance.

Non-Humana revenue for the Company’s wholly-owned physician practices in the first quarter of 2005 increased 34.6% over the same period in 2004, to a total of $320,000. The Company owned and operated a total of nine physician practices and an oncology center in the first fiscal quarter of 2005, compared to six and the oncology center in the 2004 quarter.

EXPENSES

Operating expenses for the quarter ended June 30, 2005 increased $9.7 million over the comparable prior year quarter, from $34.6 million to $44.3 million. The 2005 quarter included approximately $1.0 million in expenses related to the development of the Company’s start-up HMO division, compared to only $20,000 in the second quarter of 2004.

Medical expenses represent the total costs of providing patient care and are comprised of two components. Direct medical costs represent costs incurred in the PSN operation paid or payable to third parties including physicians, hospitals and ancillary service providers on a capitated or fee for service basis. Other medical costs represents the costs associated with the operations of the Company’s wholly owned physician practices and oncology center including salaries and benefits, supplies, malpractice insurance and office related expenses.  Medical expenses totaled $41.4 million and $32.4 million for the quarters ended June 30, 2005 and 2004, respectively.  The Company’s medical expense ratio (“MER”) increased to 89.6% in the second quarter of 2005 from 84.0% in the second quarter of 2004. The MER was adversely affected by a number of factors. The costs of Humana’s plan benefit enhancements in 2005, intended to increase enrollment, have approximated the 2005 base funding increases, resulting in an incremental MER increase of 1.4% over the prior year quarter. Second, as discussed above, the Company is discontinuing its relationships with three South Florida physician practices that the Company had added to its network in the fourth quarter of 2004. These practices have operated at an MER exceeding 100% for 2005, resulting in an overall 2005 MER increase of 0.6% over the 2004 quarter. In addition, the 2004 second quarter included approximately $600,000 in retroactive funding increases relating to the implementation of the Medicare Modernization Act, resulting in an additional MER variance of 1.3%, when comparing the second quarters of 2004 and 2005. The balance of the 2005 MER increase (2.3%) was due to increased utilization, principally driven by higher hospital admissions early in the quarter. Utilization trends returned to more expected levels over the balance of the quarter.

Administrative payroll, taxes and benefits include salaries and related costs for the Company’s executive and administrative staff. For the 2005-quarter, administrative payroll, taxes and benefits were $1.4 million, compared to the prior year’s first quarter total of $1.3 million. The Company’s HMO segment accounted for $440,000 of the current quarter’s expense.

General and administrative expenses for the second quarter of 2005 amounted to $1.6 million, an increase of $643,000 over the prior year’s first quarter. Of the increase, $606,000 was incurred in the development of the Company’s HMO, primarily in the areas of legal and accounting, marketing, consulting and software implementation

Other income and expenses for the quarter included a decrease in interest expense of $54,000 from the prior year as the Company has repaid all of the debt and IRS obligations carried by the Company in the first half of 2004. Investment income increased $61,000 for the quarter while miscellaneous income increased $80,000, primarily resulting from refunds of prior year IRS interest and penalty charges relating to the Company’s discontinued pharmacy division.

Comparison of the Six months ended June 30, 2005 to the Six months ended June 30, 2004

REVENUES

Revenues for the six months ended June 30, 2005 increased $14.6 million, or 18.9%, over the prior year, from $77.1 million to $91.7 million. PSN revenues from Humana increased 18.6%, from $76.6 million to $90.8 million. Approximately $8.9 million in incremental six month revenues were generated by funding increases that averaged an estimated 10.5% in the Daytona market and 11.1% in South Florida, with net membership increases accounting for the balance.

Non-Humana revenue for the Company’s wholly-owned physician practices in the first six months of 2005 increased 60.6% over the same period in 2004, to a total of $876,000. The Company owned and operated a total of nine physician practices and an oncology center in the first two fiscal quarters of 2005, compared to six and the oncology center in the 2004 period.

EXPENSES

Operating expenses for the six months ended June 30, 2005 increased $16.5 million over the prior year period, from $71.6 million to $88.1 million. The 2005 period included approximately $1.8 in expenses related to the development of the Company’s start-up HMO division, compared to only $20,000 in the 2004 period.

As discussed above, medical expenses represent the total costs of providing patient care and are comprised of two components, direct medical costs and other medical costs. Medical expenses totaled $82.5 million and $67.7 million for the six months ended June 30, 2005 and 2004, respectively.   The Company’s medical expense ratio increased from 87.8% in the first six months of 2004 to 90.0% in the current year period. As discussed above, the MER was adversely affected by a number of factors. The costs of plan benefit enhancements designed to increase enrollment approximated the 2005 base funding increases, resulting in an incremental MER increase of 1.1% over the prior year period. Second, as discussed above, the Company is discontinuing its relationships with three South Florida physician practices that the Company had added to its network in the fourth quarter of 2004. These practices have operated at an MER exceeding 100% for 2005, resulting in an overall 2005 MER increase of 0.6% over the 2004 six month period. The balance of the MER increase (0.5%) was due to increased utilization, principally driven by higher hospital admissions early in the second quarter. Utilization trends returned to more expected levels over the balance of the quarter.

Administrative payroll, taxes and benefits include salaries and related costs for the Company’s executive and administrative staff. For the 2005 period, administrative payroll, taxes and benefits were $2.7 million, compared to the prior year’s total of $2.2 million. The Company’s HMO segment accounted for $781,000 of incremental increases.

General and administrative expenses for the first six months of 2005 amounted to $2.9 million, an increase of $1.2 million over the prior year period. Of the increase, $971,000 was incurred in the development of the Company’s HMO, primarily in the areas of legal and accounting, marketing, consulting and software implementation.

Other income and expenses for the six months ended June 30, 2005 included a decrease in interest expense of $189,000 from the prior year as the Company repaid all of the debt and IRS obligations carried by the Company in the first six months of 2004. Investment income increased $114,000 for the period while miscellaneous income increased $142,000, primarily resulting from refunds of prior year IRS interest and penalty charges relating to the Company’s discontinued pharmacy division.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and equivalents and short-term investments at June 30, 2005 totaled approximately $13.5 million as compared to approximately $12.8 million at December 31, 2004. During the first six months of 2005, the Company reduced its total liabilities by $1.4 million, while its equity increased $3.5 million and its working capital improved $4.3 million.

Net cash provided by operating activities for the six months ended June 30, 2005 was approximately $932,000 in cash flows, of which the net income of approximately $2.4 million was the largest source. The other largest sources of cash were:

•	a decrease in deferred income taxes of $870,000;
•	an increase in tax benefit on exercise of stock options of $577,000;
•	a decrease in other current assets of $237,000; and
•	an increase in accrued expenses of $467,000.

These sources of cash were partially offset by the following uses of cash:
•	an increase in accounts receivable of $2.1 million;
•	an increase in prepaid expenses of $550,000;
•	an increase in other assets of $288,000;
•	a decrease in accounts payable of $294,000; and
•	a decrease in accrued payroll of $620,000.

Approximately $2.7 million of the $3.6 million balance in accounts receivable at June 30, 2005 was collected in July 2005.

Cash flow from investing activities for the six months ended June 30, 2005 provided approximately $1.7 million in cash flows, of which the disposal of short-term investments and the redemption of restricted certificates of deposit accounted for $1.5 million and $1.0 million, respectively. Partially offsetting this were $602,000 and $160,000 in cash utilized for the acquisition of long-term investments and capital expenditures, respectively.

The Company’s financing activities for the six months ended June 30, 2005 utilized approximately $557,000 of cash. Note payments for the period amounted to $991,000, with an additional $85,000 expended in the repurchase by the Company of outstanding warrants. These uses of cash were partially offset by $519,000 of proceeds received by the Company from option and warrant exercises and the issuance of common stock.

The Company anticipates that the ongoing development efforts, required reserve requirements and start-up costs for its developing HMO segment can continue to be funded by the Company’s current resources and projected cash flows from operations. The Company currently expects to spend between $5 million and $7 million of its existing and future cash resources to develop its HMO business in 2005 and 2006. The actual amount will depend on a number of variables including, but not limited to, the effectiveness of its sales and marketing efforts in enrolling members and the HMO’s medical cost ratio. The HMO commenced operations in the third quarter of 2005, however no assurances can be given that the Company will be successful in this project.

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

Intangible Asset Risk
We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at June 30, 2005 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.
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

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 23, 2005, the Company held its annual meeting of shareholders. The following matters were submitted to a vote of the Company’s shareholders: (1) the re-election of six incumbent directors to the Board of Directors of the Company to serve until the next annual meeting of shareholders in 2006 or until their successors are duly elected and qualified (“Proposal 1”); (2) approval and ratification of the selection of Kaufman Rosin & Co., P.A. as the Company’s independent auditors for the fiscal year ended December 31, 2005 (“Proposal 2”); (3) approval of the adoption of the Company’s Supplemental Stock Option Plan (“Proposal 3”); and (4) approval of the adoption of the Company’s Omnibus Equity Compensation Plan (“Proposal 4”). The directors elected at the meeting were Michael M. Earley, Debra A. Finnel, Martin W. Harrison, M.D., Karl M. Sachs, Barry T. Zeman and Eric Haskell.

Votes in respect of the proposals described were cast at the annual meeting as follows:

	Proposal #1	Proposal #2	Proposal #3	Proposal #4
FOR	45,443,471	45,799,346	27,038,980	24,829,977
AGAINST	N/A	122,400	1,980,675	3,954,328
ABSTAIN	602,332	124,057	86,912	382,062

The following numbers of shares were broker non-votes on Proposals #3 and #4:

Proposal #1	Proposal #2
16,940,036	16,940,036

In addition, the following votes were cast in respect of each director candidate:

	FOR	ABSTAIN
Earley	45,395,171	650,632
Finnel	45,374,771	671,032
Harrison	44,987,713	1,058,090
Sachs	45,193,471	852,232
Zeman	45,395,671	650,132
Haskell	45,393,671	652,132

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
10.1	Physician Practice Management Participation Agreement, dated August 2, 2001, between Metropolitan of Florida, Inc. and Humana, Inc. (3)**
10.2	Letter of Agreement, dated February 2003, between Metropolitan of Florida, Inc. and Humana, Inc. (4)**
10.3	Supplemental Stock Option Plan (4)
10.4	Omnibus Equity Compensation Plan (5)
10.5	Amended and Restated Employment Agreement between Metropolitan and Michael M. Earley dated January 3, 2005 (7)
10.6	Amended and Restated Employment Agreement between Metropolitan and David S. Gartner dated January 3, 2005 (7)
10.7	Amended and Restated Employment Agreement between Metropolitan and Roberto L. Palenzuela dated January 3, 2005 (7)
10.8	Amended and Restated Employment Agreement between Metropolitan and Debra A. Finnel dated January 3, 2005 (7)
10.9	Description of Non-Employee Director Compensation Arrangement for 2005 (7)
21.1	List of Subsidiaries (6)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Portions of the document have been omitted and filed separately with the SEC on or about the date of filing pursuant to a request for confidential treatment.

(1)	Incorporated by reference to Metropolitan's Registration Statement on Form 8-A12B filed with the SEC on November 19, 2004 (No. 001-32361).
(2)	Incorporated by reference to Metropolitan’s Current Report on Form 8-K filed with the SEC on September 30, 2004.
(3)	Incorporated by reference to Metropolitan’s Amendment to Registration Statement on Form SB-2/A filed with the SEC on August 2, 2001 (No. 333-61566).
(4)	Incorporated by reference to Metropolitan’s Amendment to Annual Report for the fiscal year ended December 31, 2003 on Form 10-K/A filed with the SEC on July 28, 2004.
(5)	Incorporated by reference to Metropolitan's Registration Statement on Form S-8 filed with the SEC on February 24, 2005 (No. 333-122976).
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 22, 2004.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on March 22, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

METROPOLITAN HEALTH NETWORKS, INC.
Registrant
Date: August 9, 2005	/s/ Michael M. Earley
Michael M. Earley
Chairman and Chief Executive Officer

Date: August 9, 2005	/s/ David S. Gartner
David S. Gartner
Chief Financial Officer