Form 10-Q
period 2005-09-30
METROPOLITAN HEALTH NETWORKS INC
filed 2005-11-14
CIK 1009379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X| No |_|


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                 Yes |_| No |X|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding as of October 31, 2005
               -----                      ----------------------------------

    Common Stock par value $.001                      49,751,526

Metropolitan Health Networks, Inc.

Index


Part I.   FINANCIAL INFORMATION                                            Page

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets
              as of September 30, 2005 and December 31, 2004                   3

              Condensed Consolidated Statements of
              Operations for the Three and Nine Months Ended
              September 30, 2005 and 2004                                      4

              Condensed Consolidated Statements of
              Cash Flows for the Nine Months Ended
              September 30, 2005 and 2004                                      5

              Notes to Condensed Consolidated
              Financial Statements                                          6-13

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                   14-20

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       20-21

Item 4.   Controls and Procedures                                             21

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                               22

Item 2.       Changes in Securities and Use of Proceeds                       22

Item 3.       Default Upon Senior Securities                                  22

Item 4.       Submission of Matters to a Vote of Security
              Holders                                                         22

Item 5.       Other Information                                               22

Item 6.       Exhibits                                                     22-23

SIGNATURES                                                                    24

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
==============================================================================================

                                                        September 30, 2005   December 31, 2004
                           ASSETS                           (Unaudited)           (Audited)
                                                        ------------------  ------------------
CURRENT ASSETS
  Cash and equivalents                                  $       17,227,817  $       11,344,113
  Short-term investments                                                --           1,500,000
  Accounts receivable, net of allowance                          3,155,133           1,474,438
  Inventory                                                        165,244             217,630
  Prepaid expenses                                                 730,735             422,839
  Deferred income taxes                                          2,500,000           3,400,000
  Other current assets                                             368,032             563,991
                                                        ------------------  ------------------
    TOTAL CURRENT ASSETS                                        24,146,961          18,923,011

CERTIFICATES OF DEPOSIT - restricted                                    --           1,000,000
PROPERTY AND EQUIPMENT, net                                        829,256             824,003
INVESTMENTS                                                        601,783                  --
GOODWILL, net                                                    1,992,133           1,992,133
DEFERRED INCOME TAXES                                            5,070,110           4,881,110
OTHER ASSETS                                                       748,863             417,006
                                                        ------------------  ------------------
    TOTAL ASSETS                                        $       33,389,106  $       28,037,263
                                                        ==================  ==================

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $        1,053,669  $          840,470
  Advanced premiums                                                424,476                  --
  Accrued payroll                                                  903,535           1,433,874
  Accrued expenses                                                 937,075              68,289
  Current maturities of long-term debt                              70,500             882,000
                                                        ------------------  ------------------
    TOTAL CURRENT LIABILITIES                                    3,389,255           3,224,633

LONG-TERM DEBT                                                          --             250,000
                                                        ------------------  ------------------
    TOTAL LIABILITIES                                            3,389,255           3,474,633
                                                        ------------------  ------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001 per share;
    stated value $100 per share; 10,000,000
    shares authorized; 5,000 issued and outstanding                500,000             500,000
  Common stock, par value $.001 per share;
    80,000,000 shares authorized; 49,681,526 and
    48,004,262 issued and outstanding, respectively                 49,681              48,004
  Additional paid-in capital                                    39,939,859          37,527,529
  Accumulated deficit                                          (10,488,741)        (13,415,621)
  Common stock issued for services to be rendered                     (948)            (97,282)
                                                        ------------------  ------------------
    TOTAL STOCKHOLDERS' EQUITY                                  29,999,851          24,562,630
                                                        ------------------  ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $       33,389,106  $       28,037,263
                                                        ==================  ==================

                       See accompanying notes - unaudited

                                 METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
=========================================================================================================================
=========================================================================================================================

                                                              For the nine months               For the three months
                                                              ended September 30,                ended September 30,
                                                            2005              2004             2005             2004
                                                         (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                         ------------     ------------     ------------     ------------
REVENUES, net                                            $136,688,653     $117,189,228     $ 44,999,881     $ 40,091,999
                                                         ------------     ------------     ------------     ------------

OPERATING EXPENSES
  Medical expenses
    Direct medical costs                                  114,903,124       95,934,070       37,570,720       32,155,171
    Other medical costs                                     7,776,931        5,829,946        2,566,111        1,948,639
                                                         ------------     ------------     ------------     ------------
       Total medical expenses                             122,680,055      101,764,016       40,136,831       34,103,810

  Administrative payroll, payroll taxes and benefits        4,211,494        3,429,933        1,529,204        1,217,623
  Marketing and advertising                                 1,433,189           65,108        1,277,000           64,794
  General and administrative                                4,039,209        2,768,862        1,299,863        1,006,672
                                                         ------------     ------------     ------------     ------------
       TOTAL OPERATING EXPENSES                           132,363,947      108,027,919       44,242,898       36,392,899
                                                         ------------     ------------     ------------     ------------

OPERATING INCOME                                            4,324,706        9,161,309          756,983        3,699,100
                                                         ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
  Interest and penalty expense                                (13,281)        (264,613)          (2,930)         (59,663)
  Interest and investment income                              276,527           59,276          129,126           26,132
  Other income                                                129,624           12,857               10            1,177
                                                         ------------     ------------     ------------     ------------

       TOTAL OTHER INCOME (EXPENSE)                           392,870         (192,480)          126,206         (32,354)
                                                         ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                                  4,717,576        8,968,829          883,189        3,666,746

INCOME TAXES                                                1,790,696             --            343,696             --
                                                         ------------     ------------     ------------     ------------
NET INCOME                                               $  2,926,880     $  8,968,829     $    539,493     $  3,666,746
                                                         ============     ============     ============     ============

NET EARNINGS PER SHARE

  Basic                                                  $       0.06     $       0.20     $       0.01     $       0.08
                                                         ============     ============     ============     ============
  Diluted                                                $       0.06     $       0.18     $       0.01     $       0.07
                                                         ============     ============     ============     ============

                       See accompanying notes - unaudited

                      METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
===================================================================================================
===================================================================================================

                                                                          For the nine months
                                                                           ended September 30,
                                                                         2005               2004
                                                                     (Unaudited)        (Unaudited)
                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  2,926,880      $  8,968,829
                                                                     ------------      ------------
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                        253,555           259,357
     Reserve on note receivable - pharmacy                                   --             200,000
     Deferred income taxes                                                711,000              --
     Tax benefit on exercise of stock options                           1,079,000              --
     Amortization of discount on notes payable                               --              52,185
     Stock issued for interest and late fees                                 --                 578
     Stock issued for compensation and services                              --              60,000
     Amortization of securities issued for professional services           96,334            88,058
     Changes in operating assets and liabilities:
         Accounts receivable, net                                      (1,680,695)         (656,553)
         Inventory                                                         52,386            18,539
         Prepaid expenses                                                (307,896)         (159,117)
         Other current assets                                             195,959           (27,530)
         Other assets                                                    (334,981)          (45,467)
         Accounts payable                                                 213,199        (1,378,132)
         Advanced premiums                                                424,476              --
         Accrued payroll                                                 (395,589)       (3,444,314)
         Accrued expenses                                                 868,786           430,251
                                                                     ------------      ------------
         Total adjustments                                              1,175,534        (4,602,145)
                                                                     ------------      ------------
           Net cash provided by operating activities                    4,102,414         4,366,684
                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Short-term investments                                             1,500,000              --
     Investments                                                         (601,783)             --
     Redemption of restricted certificates of deposit                   1,000,000              --
     Capital expenditures                                                (255,684)         (240,578)
                                                                     ------------      ------------
           Net cash provided by/(used in) investing activities          1,642,533          (240,578)
                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments on notes payable                                       (1,061,500)         (913,354)
     Repayments on capital lease obligations                                 --             (99,767)
     Repurchase of warrants                                               (85,000)         (113,250)
     Proceeds from exercise of stock options and warrants               1,285,257           590,138
     Net proceeds from issuance of common stock                              --           2,953,000
     Repayments to HMO, net                                                  --            (164,536)
                                                                     ------------      ------------
           Net cash provided by financing activities                      138,757         2,252,231
                                                                     ------------      ------------
NET INCREASE IN CASH AND EQUIVALENTS                                    5,883,704         6,378,337
CASH AND EQUIVALENTS - BEGINNING                                       11,344,113         2,176,204
                                                                     ------------      ------------
CASH AND EQUIVALENTS - ENDING                                        $ 17,227,817      $  8,554,541
                                                                     ============      ============

                       See accompanying notes - unaudited

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

================================================================================
NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

    The audited financial statements at December 31, 2004, which were included in the Company's Form 10-K filed on March 22, 2005, should be read in conjunction with these condensed consolidated financial statements.

    Unless otherwise indicated or the context requires, all references in this Form 10-Q to the "Company" refers to Metropolitan Health Networks, Inc. and our consolidated subsidiaries.

    SEGMENT REPORTING

    The Company applies Financial Accounting Standards Boards ("FASB") Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company has considered its operations and has determined that, in 2004, it operated, and continues to operate in 2005, in two segments for purposes of presenting financial information and evaluating performance, a Provider Service Network (managed care and direct medical services) ("PSN") and a Medicare Advantage HMO (the "HMO").

    As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use. See "Note 5. Business Segment Information" for additional information regarding the Company's business segments.

    CASH AND EQUIVALENTS

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. From time to time, the Company maintains cash balances with financial institutions in excess of federally insured limits.

    SHORT-TERM INVESTMENTS

    All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification of an investment at the time of purchase. The Company had previously categorized its short-term investments in auction rate securities as a component of "Cash and equivalents" in the Company's consolidated balance sheets, but has determined that categorization as "Short-term investments" is more appropriate. Accordingly, the short-term investments in auction rate securities have been reclassified for all periods presented. The short-term investments consisted of auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset every seven to twenty-eight days. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from short-term investments. All income generated from these short-term securities was recorded as interest income.

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

    INCOME TAXES

    The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires income taxes to be accounted for under the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

    SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the Company's profitability in recent years), the Company determined that future realization of its deferred tax assets was more likely than not and, accordingly, eliminated the valuation allowance against its deferred tax assets as of December 31, 2004. In the event it is determined that the Company would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to record a deferred tax asset valuation allowance would be charged to income in the period such determination would be made. Changes in deferred tax assets are reflected in the "Income Taxes" expense line of the Company's Condensed Consolidated Statements of Operations.

    In the three and nine months ended September 30, 2005, net tax benefits of $502,000 and $1,079,000, respectively, were recorded directly to equity as a result of the exercise of non-qualified stock options, resulting in increases to deferred income taxes and additional paid-in capital.

    Due to the availability of deferred tax assets and additional tax benefits resulting from the exercise of stock options by certain employees during the three and nine month periods ended September 30, 2005, the Company has not recorded any amounts payable for U.S. federal income taxes and does not expect any cash outlay to be required in connection with the income tax provisions.

    REVENUE RECOGNITION

    The Company is a party to certain managed care contracts with Humana Inc. ("Humana") and provides medical care to its patients through wholly-owned and non-owned medical practices. Accordingly, the Company receives a monthly fee for each patient that chooses one of the Company's physicians as their primary care physician in exchange for the Company assuming responsibility for the provision of all necessary medical services, even those it does not provide directly. Fees under these contracts are reported as revenues, and the cost of provider services under these contracts are not included as a deduction to net revenues of the Company, but are reported as an operating expense. In connection with its Humana contracts, the Company is exposed to losses to the extent of its share (100% for Medicare Part B, 100% for Medicare Part A in its Daytona market and 50% for Medicare Part A in South Florida) of deficits, if any, on its wholly-owned and non-owned managed medical practices. Revenues from Humana accounted for approximately 98% and 99% of the Company's total revenues for the three months ended September 30, 2005 and 2004, respectively, and 99% of the Company's total revenues for the nine months ended September 30, 2005 and 2004.

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

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    The Company also recognizes non-Humana fee-for-service revenues, net of contractual allowances, as medical services are provided to patients. These services are typically billed to patients, Medicare, Medicaid, health maintenance organizations and insurance companies. The Company provides an allowance for uncollectible amounts and for contractual adjustments relating to the difference between standard charges and agreed upon rates paid by certain third party payers.

    Effective July 1, 2005 the Company had the requisite Florida and federal licenses, approvals and contract to begin marketing, enrolling and providing services to Medicare beneficiaries through its own Medicare Advantage HMO, METCARE Health Plans, Inc ("MHP"). The contract with the Centers for Medicare and Medicaid Services ("CMS") renews on an annual basis. The Company receives a monthly premium for each enrollee in its plan and is responsible for the provision of all covered medical services for that enrollee. Premium revenues are recognized as income in the period members are entitled to receive services, and are net of retroactive membership adjustments. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by CMS. Changes in revenues from CMS resulting from the periodic changes in risk adjustment scores for our membership are recognized when the amounts become determinable and the collectibility is reasonably assured. Premiums received prior to the service period are recorded as advanced premiums. Premium revenues and advanced premiums amounted to approximately $471,000 and $424,000, respectively, in the quarter ended September 30, 2005.

    MARKETING AND ADVERTISING COSTS

    Marketing and advertising costs are expensed as incurred. Marketing and advertising expense was approximately $1,433,000 and $65,000 for the nine months ended September 30, 2005 and 2004 and $1,277,000 and $65,000 for the three months ended September 30, 2005 and 2004, respectively.

    RECLASSIFICATION

    Certain amounts reported in the comparative financial statements have been reclassified to conform to the presentation for the periods ended September 30, 2005.

    USE OF ESTIMATES

    Revenue, Expense and Receivables

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. The most significant area requiring estimates relates to the Company's arrangement with Humana. Such estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

    With regard to revenues, expenses and receivables arising from its agreements with Humana, the Company estimates the amounts it believes will ultimately be realizable based in part upon estimates of claims incurred but not reported ("IBNR") and estimates of retroactive adjustments or unsettled costs to be applied by Humana. The IBNR estimates are made by Humana utilizing actuarial methods and are continually evaluated by management of the Company based upon its specific claims experience. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

    From time to time, Humana charges the Company for certain medical expenses, which the Company believes are erroneous or are not supported by its underlying agreements with Humana. Management's estimate of recovery on these contestations is based upon its judgment and its consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors.

    Non-Humana accounts receivable, aggregating approximately $755,000 at September 30, 2005, relate principally to medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible (approximately $498,000). These accounts receivable are typically uncollateralized patient obligations due under normal trade terms requiring payment within 30-90 days from the invoice date. The Company does not charge

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    late fees or penalties on delinquent invoices, however it continually evaluates the need for a valuation allowance. Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors.

    With regards to the HMO, the cost of medical benefits is recognized in the period in which services are provided and includes an IBNR estimate based on management's best estimate of medical benefits payable. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

    Deferred Tax Asset

    The Company has recorded a deferred tax asset of approximately $7.6 million at September 30, 2005. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material.

    ACCOUNTS RECEIVABLE

    Accounts receivable at September 30, 2005 and December 31, 2004 were as follows:

                                               September 30,   December 31,
                                                   2005           2004
                                                ----------     ----------
        Humana accounts receivable, net         $2,898,000     $1,081,000
        Non-Humana accounts receivable, net        257,000        393,000
                                                ----------     ----------
        Accounts receivable                     $3,155,000     $1,474,000
                                                ==========     ==========

    EARNINGS PER SHARE

    The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which requires presentation of both basic net income per share and diluted net income per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants, convertible debt and preferred stock convertible into shares of common stock.

                                                     For the nine months ended           For the three months ended
                                                           September 30,                        September 30,
                                                      2005               2004              2005              2004
                                                   ------------      ------------      ------------      ------------
Net Income                                         $  2,927,000      $  8,969,000      $    539,000      $  3,667,000

Less:  Preferred stock dividend                         (38,000)          (38,000)          (13,000)          (13,000)
                                                   ------------      ------------      ------------      ------------
Income available to common shareholders            $  2,889,000      $  8,931,000      $    526,000      $  3,654,000
                                                   ============      ============      ============      ============
Denominator:

Weighted average common shares outstanding           48,716,000        44,493,000        49,269,000        46,013,000
                                                   ============      ============      ============      ============
Basic earnings per common share                    $       0.06      $       0.20      $       0.01      $       0.08
                                                   ============      ============      ============      ============

Income available to common shareholders            $  2,889,000      $  8,931,000      $    526,000      $  3,654,000
Effect of dilutive securities:

   Preferred stock dividends                               --              38,000              --              13,000

   Interest on convertible securities                      --               3,000              --                --
                                                   ------------      ------------      ------------      ------------
                                                   $  2,889,000      $  8,972,000      $    526,000      $  3,667,000
                                                   ============      ============      ============      ============
Denominator:

Weighted average common shares outstanding           48,716,000        44,493,000        49,269,000        46,013,000

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Common share equivalents of outstanding stock:
   Convertible preferred                                   --           1,302,000              --           1,132,000

   Convertible debt                                        --             122,000              --                --

   Options                                            2,786,000         2,485,000         1,879,000         2,838,000

   Warrants                                               3,000           401,000                             361,000
                                                   ------------      ------------      ------------      ------------

Weighted average common shares outstanding           51,505,000        48,803,000        51,148,000        50,344,000
                                                   ============      ============      ============      ============
Diluted earnings per common share                  $       0.06      $       0.18      $       0.01      $       0.07
                                                   ============      ============      ============      ============

    STOCK-BASED COMPENSATION

    As currently permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company uses the disclosure-only provisions of SFAS 123, and has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB 25"), in accounting for employee stock options. Compensation expense for options granted to employees is recorded to the extent the market value of the underlying stock exceeds the exercise price at the date of grant. If compensation cost had been determined based on the fair value at the grant date for awards during the three and nine months ended September 30, 2005 and 2004, consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                                         For the nine months ended        For the three months ended
                                                              September 30,                     September 30,
                                                          2005              2004            2005              2004
                                                       -----------     -------------     -----------     -------------
Net Income                                             $ 2,927,000     $   8,969,000     $   539,000     $   3,667,000
Less:  Total stock-based employee compensation
           expense determined using the fair value
           method, net of related tax                      789,000            53,000         248,000            18,000
                                                       -----------     -------------     -----------     -------------

Adjusted pro forma net income                          $ 2,138,000     $   8,916,000     $   291,000     $   3,649,000
                                                       ===========     =============     ===========     =============

Earnings per share:
           Basic, as reported                          $      0.06     $        0.20     $      0.01     $        0.08
                                                       ===========     =============     ===========     =============
           Basic, pro forma                            $      0.04     $        0.20     $      0.01     $        0.08
                                                       ===========     =============     ===========     =============
           Diluted, as reported                        $      0.06     $        0.18     $      0.01     $        0.07
                                                       ===========     =============     ===========     =============
           Diluted, pro forma                          $      0.04     $        0.18     $      0.01     $        0.07
                                                       ===========     =============     ===========     =============

    NEW ACCOUNTING PRONOUNCEMENTS

    In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs" ("SFAS No. 151"), which is effective for fiscal periods beginning after June 15, 2005. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. These items are required to be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." The adoption of SFAS No. 151 did not have a material impact on the Company's financial statements.

    In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchange of Non-Monetary Assets" ("SFAS No. 153"), which is effective for fiscal periods beginning after June 15, 2005. In the past, the net book value of the assets relinquished in a non-monetary transaction was used to measure the value of the assets exchanged. Under SFAS No. 153, assets exchanged in a non-monetary transaction will be at fair

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    value instead of the net book value of the asset relinquished, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. The adoption of SFAS No. 153 did not have a material effect on the Company's financial statements.

    In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123, as revised, "Share-Based Payments ("SFAS 123(R)"). The provisions of the new standard were scheduled to go into effect for all interim or annual periods beginning after June 15, 2005. SFAS 123(R) requires that compensation cost for all share-based employee payments be recognized in the statement of operations based on the fair value of awards on their grant dates, adjusted to reflect actual forfeitures and the outcome of certain other conditions. The fair value is generally not re-measured, except in limited circumstances, or if the award is subsequently modified. The statement will require the Company to estimate the fair value of stock-based awards and recognize expense in the statement of operations as the related services are provided. This will change current practice, as, upon adoption, the Company must cease using the "intrinsic value" method of accounting, currently permitted by APB 25 that resulted in no expense for all of the Company's stock option awards. In March 2005, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") which expresses views of the SEC staff regarding the application of SFAS 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates of SFAS 123(R). The new rule allows companies to implement SFAS 123(R) at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005 or December 15, 2005 for small business issuers. The Company will adopt the provisions of the statement as of the beginning of its fiscal year ending December 31, 2006 and for future periods. Adoption of the standard may have a material impact on the results of operations in future periods. However, the impact of adoption will depend on levels of share-based payments granted in the future.

    In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). This interpretation clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN No. 47 will be effective for the Company at the end of the fiscal year ended December 31, 2005. FIN No. 47 is not expected to have a significant impact on the Company's financial position or results of operations.


    SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 (Accounting Changes) and SFAS No. 3 (Reporting Accounting Changes in Interim Financial Statements). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected January 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.


================================================================================
NOTE 2.  DEBT
--------------------------------------------------------------------------------

    The Company repaid $1.1 million of long-term debt during the nine months ended September 30, 2005, including the $850,000 balance remaining on a 12% promissory note. The remaining debt balance totaled $70,500, representing amounts due under promissory notes payable to Humana.

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

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    The outstanding balance, if any, bears interest at the bank's prime rate. The credit facility requires the Company to comply with certain financial covenants, including a minimum liquidity requirement of $2.0 million. The availability under the line of credit secures a $1.0 million letter of credit that the Company has caused to be issued in favor of Humana. This arrangement allows for $1.0 million of cash, which was formerly invested in a certificate of deposit and recognized as restricted cash on the Company's balance sheets, to be available for operations.

================================================================================
NOTE 3.  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

    The Company issued 1,629,650 shares of common stock in connection with the exercise of stock options and warrants during the first nine months of 2005. In addition, warrants to acquire 47,500 common shares at a price of $0.68 were repurchased for an aggregate purchase price of $85,000 during the first quarter and 47,614 shares were issued in partial payment of 2004 officer bonuses totaling approximately $135,000 in the second quarter of 2005.

================================================================================
NOTE 4.  COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

    LITIGATION

    The Company is party to certain claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a material adverse effect on the financial position or the results of operations of the Company.

================================================================================
NOTE 5.  BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

    In 2005, the Company is operating in two segments for purposes of presenting financial information and evaluating performance, the Provider Service Network (the "PSN") (managed care and direct medical services) and the HMO. The Company was approved to commence operations as a Medicare Advantage HMO effective July 1, 2005.


NINE MONTHS ENDED SEPTEMBER 30, 2005                                          PSN                HMO               Total
--------------------------------------------------------------------     -------------      -------------      -------------
Segment revenues                                                         $ 136,218,000      $     471,000      $ 136,689,000
Segment gain (loss) before allocated overhead                               12,244,000         (4,086,000)         8,158,000
Allocated corporate overhead                                                 2,377,000          1,063,000          3,440,000
Segment gain (loss) after allocated overhead and before income taxes         9,867,000         (5,149,000)         4,718,000
Segment assets                                                              24,888,000          4,567,000         29,455,000


NINE MONTHS ENDED SEPTEMBER 30, 2004                                          PSN                HMO               Total
--------------------------------------------------------------------     -------------      -------------      -------------

Segment revenues                                                         $ 117,189,000      $        --        $ 117,189,000
Segment gain (loss) before allocated overhead                               13,401,000           (138,000)        13,263,000
Allocated corporate overhead                                                 4,211,000             83,000          4,294,000
Segment gain (loss) after allocated overhead and before income taxes         9,190,000           (221,000)         8,969,000


THREE MONTHS ENDED SEPTEMBER 30, 2005                                         PSN                HMO               Total
--------------------------------------------------------------------     -------------      -------------      -------------

Segment revenues                                                         $  44,529,000      $     471,000      $  45,000,000
Segment gain (loss) before allocated overhead                                4,241,000         (2,354,000)         1,887,000
Allocated corporate overhead                                                   558,000            446,000          1,004,000
Segment gain (loss) after allocated overhead and before income taxes         3,683,000         (2,800,000)           883,000

THREE MONTHS ENDED SEPTEMBER 30, 2004                                         PSN                HMO               Total
--------------------------------------------------------------------     -------------      -------------      -------------


Segment revenues                                                            40,092,000      $        --        $  40,092,000
Segment gain (loss) before allocated overhead                                5,311,000           (125,000)         5,186,000
Allocated corporate overhead                                                 1,445,000             74,000          1,519,000
Segment gain (loss) after allocated overhead and before income taxes         3,866,000           (199,000)         3,667,000

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


================================================================================
NOTE 6.  SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

The Company has discontinued its contractual relationship with three of its South Florida physician practices. These centers accounted for approximately 790 members at September 30, 2005. Two of the centers, accounting for approximately 680 of the members, were cancelled effective October 1, 2005. The other center was cancelled effective August 1, 2005. These centers provided revenues of approximately $3,991,000 and generated losses after medical expenses of approximately $155,000 during the first nine months of 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Sections of this Quarterly Report contain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Report containing the words "estimate," "project," "anticipate," "expect," "intend," "believe," "will," "could," "should," "may," and similar expressions may be deemed to create forward-looking statements. Accordingly, such statements, including without limitation, those relating to our future business, prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they may appear in this document or in other statements attributable to us, involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Specifically, this Quarterly Report contains forward-looking statements, including the following:

      o our ability to renew our managed care agreements and negotiate terms which are favorable to us and affiliated physicians;

      o our ability to respond to future changes in Medicare reimbursement levels and reimbursement rates from other third parties;

      o     our ability to enhance the services we provide to our members;

      o     our ability to strengthen our medical management capabilities;

      o     our ability to improve our physician networks;

      o our ability to establish new business relationships and expand into new geographic markets;

      o our ability to make capital expenditures and respond to capital needs;

      o our ability to successfully maintain the licensing of our HMO from the state and federal regulatory agencies; and

      o our ability to fund and develop the necessary capabilities to successfully operate our HMO.

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

      o pricing pressures exerted on us by managed care organizations and the level of payments we receive under governmental programs or from other payers;

      o     future legislation and changes in governmental regulations;

      o increased operating costs; o o the impact of Medicare Risk Adjustments on payments we receive for our managed care operations;

      o     loss of significant contracts;

      o     general economic and business conditions;

      o     increased competition;

      o     the relative health of our patients;

      o the ability to obtain sufficient quantities of flu vaccine for our membership;

      o changes in estimates and judgments associated with our critical accounting policies;

      o     federal and state investigations;

      o our ability to successfully recruit and retain key management personnel and qualified medical professionals; and

      o     impairment charges that could be required in future periods.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission (the "Commission"), including the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

BACKGROUND

The Company was incorporated in the State of Florida in January 1996, and began operations as a physician practice group. During the late 1990's the Company acquired a number of physician practices and ancillary service providers. In late 1999, the group practice strategy was abandoned, in favor of developing a managed care business.

The first managed care risk contract was secured with Humana Inc. ("Humana") in 1999. In 2000, an additional contract was secured to manage all of Humana's Medicare Advantage lives in the Daytona, Florida area (Flagler and Volusia Counties). Under its risk agreements, the Company receives credit for a significant percentage of the monthly Medicare premiums received by Humana from the Centers for Medicare and Medicaid Services and is obligated to provide all of the covered healthcare benefits for the member lives. To the extent the costs of providing such benefits is less than the related premiums received, the Company would report a gross profit. Conversely, if the costs exceed related premiums, the Company loses money. As of September 30, 2005, the Daytona contract accounted for approximately 19,400 lives or 72.6% of the Company's total Medicare Advantage lives. The balance of the Company's Humana members, approximating 7,300 in number, resided in South Florida (Palm Beach, Broward and Miami-Dade Counties).

The Company has been pursuing a business plan to develop and license its own Medicare Advantage HMO to operate in certain Florida markets underserved by this program. As further discussed below, METCARE Health Plans, Inc., a wholly owned subsidiary of the Company, has been fully licensed by the appropriate State and Federal agencies and began enrolling and caring for Medicare beneficiaries effective July 1, 2005. This business has been launched in six Florida counties and is now marketing its "AdvantageCaresm"-branded plan. MHP recorded its first revenues in the 2005 third quarter. The Company is not competing in markets in which it is contracted with Humana and views this growth strategy as an extension of its existing core competency and organization.

MHP was issued a Health Care Provider Certificate ("HCPC") by Florida's Agency for Health Care Administration ("AHCA"), which is responsible for oversight of quality of care issues, for the counties of Martin, St. Lucie and Okeechobee counties on March 16, 2005. Subsequent to the issuance of the HCPC, MHP submitted an application to expand its service area and received approval of the application from AHCA on May 3, 2005 for the counties of Lee, Charlotte and Sarasota. The Department of Financial Services, Office of Insurance Regulation ("OIR"), which is responsible for issues pertaining to financial stability, approved MHP's application and a Certificate of Authority to operate a HMO in the State of Florida (COA) was issued by OIR on April 22, 2005.

In February 2005, the Company submitted a Coordinated Care Plan application to CMS to provide Medicare Advantage HMO services to Medicare beneficiaries in Martin, St. Lucie, Okeechobee, Lee, Charlotte and Sarasota counties. In March 2005, CMS conducted its site visit in support of the application and in May 2005 MHP received approval to commence operations as a Medicare Advantage HMO effective July 1, 2005. Management believes that the proposed development efforts, required reserve requirements and start-up costs for the HMO can be funded by the Company's current resources and projected cash flows from operations. The Company currently expects to spend between $5 million and $7 million to develop and operate its HMO in 2005 and 2006. The actual amount will depend on a number of variables including, but not limited to, the effectiveness of its sales and marketing efforts in enrolling members and the HMO's medical expense ratio.

Although the Company has operated as a risk provider since 1999, it has not operated as a HMO. To successfully operate an HMO the Company believes it will have to develop certain capabilities, including sales and marketing, customer service, claims administration and regulatory compliance. No assurances can be given that the Company will be successful in developing or operating the new HMO.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 of the "Notes to Condensed Consolidated Financial Statements" included in this Form 10-Q. We believe our most critical accounting policies include "Use of Estimates, Revenue, Expense and Receivables" and "Use of Estimates, Deferred Tax Asset."

Use of Estimates, Revenue, Expense and Receivables

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. The most significant area requiring estimates relate to the Company's arrangement with Humana and such estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

With regard to revenues, expenses and receivables arising from agreements with Humana, the Company estimates amounts it believes will ultimately be realizable based in part upon estimates of IBNR (claims incurred but not reported) and estimates of retroactive adjustments or unsettled costs to be applied by Humana. The IBNR estimates are made by Humana utilizing actuarial methods and are continually evaluated by the Company's management based upon its specific claims experience. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements. (See "Notes to Condensed Consolidated Financial Statements," Note 1
- "Use of Estimates, Revenue, Expense and Receivables.")

With regards to the HMO, the cost of medical benefits is recognized in the period in which services are provided and includes an IBNR estimate based on management's best estimate of medical benefits payable. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements. (See "Notes to Condensed Consolidated Financial Statements," Note 1 - "Use of Estimates, Revenue, Expense and Receivables.")

Use of Estimates, Deferred Tax Asset

The Company has recorded a deferred tax asset of approximately $7.6 million at September 30, 2005. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material (see "Notes to Consolidated Financial Statements," Note 1 - "Use of Estimates, Deferred Tax Asset" and Note 1 - "Income Taxes").

In the future, if Metropolitan determines that it cannot, on a more likely than not basis, realize all or part of its deferred tax assets in the future, an adjustment to establish (or record an increase in) the deferred tax asset valuation allowance would be charged to income in the period in which such determination is made. Changes in the Company's deferred tax assets are reflected in the tax expense line of our consolidated statements of operations.

RESULTS OF OPERATIONS

The Company recognized revenues of $45.0 million for the quarter ended September 30, 2005 compared to $40.1 million in the comparable prior year quarter, an increase of $4.9 million, or 12.2%. Net income, inclusive of an income tax provision of $344,000 for the 2005 quarter, was $539,000 compared to $3.7 million for the quarter ended

September 30, 2004. The prior year's quarter and nine month results do not reflect income tax expenses as the determination to record the benefit of the Company's net operating loss carryforwards was not made until year-end 2004. Accordingly, the prior year's tax provision for the three and nine-month periods were fully offset by a reduction in the deferred tax valuation allowance.

For the nine months ended September 30, 2005, the Company recognized revenues of $136.7 million compared to $117.2 million in the comparable prior year period, an increase of $19.5 million, or 16.6%. Net income, inclusive of an income tax provision of $1.8 million for the 2005 period, was $2.9 million compared to $9.0 million for the period ended September 30, 2004.

Basic net earnings per share, inclusive of a $0.01 charge to income tax, was $0.01 for the quarter ended September 30, 2005 compared to $0.08 in the prior year's quarter. The decrease in the basic net earnings per share for the three months ended September 30, 2005, while primarily due to the decrease in net income, partially reflects the increase in the number of weighted average shares outstanding, from 46,013,000 at September 30, 2004 to 49,269,000 in the current year.

For the nine months ended September 30, 3005, basic net earnings per share, inclusive of a $0.04 charge to income tax, was $0.06 compared to $0.20 in the prior year period. The decrease in the basic net earnings per share for the nine months ended September 30, 2005, while primarily due to the decrease in net income, partially reflects the increase in the number of weighted average shares outstanding, from 44,493,000 at September 30, 2004 to 48,716,000 in the current year.

The current year operations include both the PSN segment and the start-up operations of the Company's Medicare Advantage HMO. The PSN segment, prior to allocation of corporate overhead and income taxes, reported income as a percentage of revenue of 9.5% and 9.0% for the quarter and nine months ended September 30, 2005, compared to 13.2% and 11.4% for the prior year periods. The Company began developing its own Medicare Advantage HMO in the second half of 2004, and officially launched operations in July 2005. This segment incurred a net loss before allocated overhead and income taxes of $2.4 million and $4.1 million for the quarter and nine months ended September 30, 2005, compared to only $125,000 and $138,000 in the prior year periods.

Total Medicare Advantage lives increased approximately 1,300 members from September 2004 to a membership of approximately 27,200 in September 2005. Member months for the 2005 and 2004 quarters were 80,711 and 75,769, respectively. For the nine month periods, member months were 240,024 and 226,211 for 2005 and 2004, respectively. Member months for the third quarter of 2005 increased by nearly 1,000 over the second quarter of 2005 while quarter-to-quarter ending membership increased by approximately 500 members. Included in these numbers were approximately 704 member months in the Company's HMO. Total membership enrolled in the HMO was approximately 975 at September 30, 2005.

During the third quarter the Company discontinued its contractual relationship with three of its South Florida physician practices due to non-compliance with the Company's policies and procedures. These centers accounted for approximately 790 members, with corresponding revenue and medical expenses for the nine months of $4.0 million and $4.1 million, respectively, resulting in a medical expense ratio of 103.9% and a net loss of approximately $155,000 on this business. Two of the centers, accounting for approximately 680 of the members, were cancelled effective October 1, 2005. The other center was cancelled effective August 1, 2005.

Comparison of the Quarter ended September 30, 2005 to the Quarter ended September 30, 2004

REVENUES

Revenues for the quarter ended September 30, 2005 increased $4.9 million, or 12.2%, over the prior year, from $40.1 million to $45.0 million. PSN revenues from Humana increased 11.3%, from $39.8 million to $44.3 million. Approximately $2.1 million in incremental quarterly revenues were generated by 2005 premium increases that averaged approximately 9.1% in the Daytona market and 11.0% in South Florida, with net membership increases accounting for the balance.

Revenues for the Company's newly operational HMO amounted to $471,000 for the quarter.

Non-Humana revenue for the Company's wholly-owned physician practices in the third quarter of 2005 decreased $64,000 over the same period in 2004. The Company owned and operated a total of nine physician practices and an oncology center in the third fiscal quarter of 2005, compared to six practices and the oncology center in the comparable 2004 quarter.

EXPENSES

Operating expenses for the quarter ended September 30, 2005 increased $7.8 million over the comparable prior year quarter, from $36.4 million to $44.2 million. The 2005 quarter included approximately $2.8 million in expenses related to the Company's HMO division, compared to only $135,000 in the third quarter of 2004.

Medical expenses represent the total costs of providing patient care and are comprised of two components. Direct medical costs represent costs incurred in the PSN and HMO operations that are paid or payable to third parties including physicians, hospitals and ancillary service providers on a capitated or fee for service basis. Other medical costs represents the costs associated with the operations of the Company's wholly owned physician practices and oncology center including salaries and benefits, supplies, malpractice insurance and office related expenses. Medical expenses totaled $40.1 million and $34.1 million for the quarters ended September 30, 2005 and 2004, respectively. The Company's medical expense ratio ("MER") increased to 89.2% in the third quarter of 2005 from 85.1% in the third quarter of 2004. The MER was adversely affected by a number of factors. The costs of Humana's plan benefit enhancements in 2005, intended to increase enrollment, have approximated the 2005 funding increases, resulting in an incremental MER increase of 0.7% over the prior year quarter. Second, as discussed above, the Company is discontinuing its relationships with three South Florida physician practices that the Company had added to its network in the fourth quarter of 2004. These practices have operated at an MER exceeding 100% for 2005, resulting in an overall 2005 MER increase of 0.6% over the 2004 quarter. In addition, the 2004 third quarter included approximately $800,000 in retroactive Medicare Risk Adjustment funding increases, resulting in an additional MER variance of 1.7%, when comparing the third quarters of 2004 and 2005. The balance of the 2005 MER increase (1.1%) was due to increased utilization, principally driven by higher hospital admissions mid-quarter.

Administrative payroll, taxes and benefits include salaries and related costs for the Company's executive and administrative staff. For the 2005 quarter, administrative payroll, taxes and benefits were $1.5 million, compared to the prior year's third quarter total of $1.2 million. The Company's HMO segment accounted for $754,000 of the current quarter's expense.

Marketing and advertising expense for the quarter was $1.3 million, a $1.2 million increase over the 2004 quarter. This represents the costs and sales commissions incurred to launch the Company's HMO AdvantageCare brand, and advertise and sell the Company's new HMO product.

General and administrative expenses for the third quarter of 2005 amounted to $1.3 million, an increase of $293,000 over the prior year's quarter. The Company's HMO segment accounted for $439,000 of the current quarter's expense, primarily in the areas of legal and accounting, outsourced claims and member services, and software implementation.

Other income and expenses for the third quarter included a $103,000 increase in interest and investment income and a decrease in interest expense of $57,000 over the prior year quarter as the Company increased its cash balances and repaid all of the debt and IRS obligations carried by the Company in the first nine months of 2004.

Comparison of the Nine months ended September 30, 2005 to the Nine months ended September 30, 2004

REVENUES

Revenues for the nine months ended September 30, 2005 increased $19.5 million, or 16.6%, over the prior year, from $117.2 million to $136.7 million. PSN revenues from Humana increased 16.1%, from $116.3 million to $135.1 million. Approximately $11.2 million in incremental revenues were generated by 2005 premium increases that averaged approximately 9.1% in the Daytona market and 11.0% in South Florida, with net membership increases accounting for the balance.

Revenues for the Company's newly operational HMO amounted to $471,000 for 2005, all of which occurred in the third quarter.

Non-Humana revenue for the Company's wholly-owned physician practices in the first three quarters of 2005 increased $267,000 over the same period in 2004. The Company owned and operated a total of nine physician practices and an oncology center in 2005, compared to six practices and the oncology center in 2004.

EXPENSES

Operating expenses for the nine months ended September 30, 2005 increased $24.4 million over the prior year period, from $108.0 million to $132.4 million. The 2005 period included approximately $4.6 million in expenses related to the Company's HMO division, compared to only $156,000 in the comparable 2004 period.

As discussed above, medical expenses represent the total costs of providing patient care and are comprised of two components, direct medical costs and other medical costs. Medical expenses totaled $122.7 million and $101.8 million for the nine months ended September 30, 2005 and 2004, respectively. The Company's medical expense ratio increased from 86.8% in the first nine months of 2004 to 89.8% in the current year period. As discussed above, the MER was adversely affected by a number of factors. The costs of plan benefit enhancements designed to increase enrollment approximated the 2005 funding increases, resulting in an incremental MER increase of 1.1% over the prior year period. Second, the Company is discontinuing its relationships with three South Florida physician practices which have operated at an MER exceeding 100% for 2005, resulting in an overall 2005 MER increase of 0.6% over the 2004 nine month period. The balance of the MER increase (1.2%) was due to increased utilization, principally driven by higher hospital admissions early in the second quarter and mid-third quarter.

Administrative payroll, taxes and benefits include salaries and related costs for the Company's executive and administrative staff. For the 2005 period, administrative payroll, taxes and benefits were $4.2 million, compared to the prior year's total of $3.4 million. The Company's HMO segment accounted for $1.5 million of incremental increases.

Marketing and advertising expense for the nine months was $1.4 million, compared to only $65,000 in the 2004 period. This represents the costs and sales commissions incurred to launch the Company's HMO AdvantageCare brand, and advertise and sell the Company's new HMO product.

General and administrative expenses for the first nine months of 2005 amounted to $4.0 million, an increase of $1.3 million over the prior year period. This increase was incurred in the development of the Company's HMO, primarily in the areas of legal and accounting, outsourced claims and member services, and software implementation.

Other income and expenses for the nine months ended September 30, 2005 included a decrease in interest expense of $251,000 from the prior year as the Company repaid all of the debt and IRS obligations carried by the Company in 2004. Investment income increased $217,000 for the period while miscellaneous income increased $117,000, primarily resulting from refunds of prior year IRS interest and penalty charges relating to the Company's discontinued pharmacy division.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and equivalents and short-term investments at September 30, 2005 totaled approximately $17.2 million as compared to approximately $12.8 million at December 31, 2004. During the first nine months of 2005, the Company improved its working capital by $5.1 million, while its equity increased $5.4 million.

Net cash provided by operating activities for the nine months ended September 30, 2005 provided approximately $4.1 million in cash flows, of which the net income of approximately $2.9 million was the largest source. The other largest sources of cash were:

      o an increase in tax benefit on exercise of stock options of $1.1 million;
      o     an increase in accrued expenses of $869,000;
      o     a decrease in deferred income taxes of $711,000;
      o     an increase in advanced premiums of $424,000;
      o     an increase in depreciation and amortization of $254,000;
      o     an increase in accounts payable of $213,000; and
      o     a decrease in other current assets of $196,000.

These sources of cash were partially offset by the following uses of cash:

      o     an increase in accounts receivable of $1.7 million;
      o     a decrease in accrued payroll of $396,000;
      o     an increase in other assets of $335,000; and
      o     an increase in prepaid expenses of $308,000.

Approximately $2.9 million of the $3.2 million balance in accounts receivable at September 30, 2005 was collected in October 2005.

Cash flow from investing activities for the nine months ended September 30, 2005 provided approximately $1.6 million in cash flows, of which the disposal of short-term investments and the redemption of restricted certificates of deposit accounted for $1.5 million and $1.0 million, respectively. Partially offsetting this were $602,000 and $256,000 in cash utilized for the acquisition of long-term investments and capital expenditures, respectively.

The Company's financing activities for the nine months ended September 30, 2005 provided approximately $139,000 of cash. The Company received $1.3 million of proceeds received from option and warrant exercises and the issuance of common stock. These sources of cash were partially offset by note payments for the period amounting to $1.1 million and an additional $85,000 expenditure for the repurchase of warrants.

The Company anticipates that the ongoing development efforts, reserve requirements and operating costs for its developing HMO segment can continue to be funded by the Company's current resources and projected cash flows from operations. The Company currently expects to spend between $5 million and $7 million of its existing and future cash resources to develop and operate its HMO business in 2005 and 2006. The actual amount will depend on a number of variables including, but not limited to, the effectiveness of its sales and marketing efforts in enrolling members and the HMO's medical cost ratio. The HMO commenced operations in July 2005, however no assurances can be given that the Company will be successful in this project.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any Off-Balance Sheet Arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.


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

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at September 30, 2005 we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

3.1      Articles of Incorporation, as amended (1)

3.2      Amended and Restated Bylaws (2)

10.1 Physician Practice Management Participation Agreement, dated August 2, 2001, between Metropolitan of Florida, Inc. and Humana, Inc.
         (3)**

10.2 Letter of Agreement, dated February 2003, between Metropolitan of Florida, Inc. and Humana, Inc. (4)**

10.3 Amended and Restated Employment Agreement between Metropolitan and Michael M. Earley dated January 3, 2005 (6)

10.4 Amended and Restated Employment Agreement between Metropolitan and David S. Gartner dated January 3, 2005 (6)

10.5 Amended and Restated Employment Agreement between Metropolitan and Roberto L. Palenzuela dated January 3, 2005 (6)

10.6 Amended and Restated Employment Agreement between Metropolitan and Debra A. Finnel dated January 3, 2005 (6)

10.7     Description of Non-Employee Director Compensation Arrangement for
         2005 (6)

10.8     2001 Stock Option Plan (7)

10.9     Supplemental Stock Option Plan (7)

10.10    Omnibus Equity Compensation Plan (7)

21.1     List of Subsidiaries (5)

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
------------------------
*        Filed herewith.
** Portions of the document have been omitted and filed separately with the SEC on or about the date of filing pursuant to a request for confidential treatment.

(1) Incorporated by reference to Metropolitan's Registration Statement on Form 8-A12B filed with the SEC on November 19, 2004 (No. 001-32361).
(2)      Incorporated  by reference to  Metropolitan's  Current  Report on
         Form 8-K filed with the SEC on September 30, 2004.
(3) Incorporated by reference to Metropolitan's Amendment to Registration Statement on Form SB-2/A filed with the SEC on August 2, 2001 (No. 333-61566).
(4) Incorporated by reference to Metropolitan's Amendment to Annual Report for the fiscal year ended December 31, 2003 on Form 10-K/A filed with the SEC on July 28, 2004.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 22, 2004.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on March 22, 2005.
(7) Incorporated by reference to Metropolitan's Registration Statement on Form S-8 filed with the SEC on February 24, 2005 (No. 333-122976).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                              METROPOLITAN HEALTH NETWORKS, INC.
Registrant

Date:  November 14, 2005                      /s/ Michael M. Earley
                                              ---------------------

                                              Michael M. Earley
                                              Chairman and
                                              Chief Executive Officer


Date:  November 14, 2005                      /s/ David S. Gartner
                                              --------------------

                                              David S. Gartner
                                              Chief Financial Officer