Form 10-K
period 2005-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 2006-03-16
CIK 1009379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-28456

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

                                 (561) 805-8500
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:


                 Title of each class                                  Name of each exchange on which registered
-------------------------------------------------------         ------------------------------------------------------
       Common Stock, $.001 par value per share                                 American Stock Exchange
                                                                                      NYSE Arca

        Securities registered pursuant to Section 12(g) of the Act: None


      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.


         Large accelerated filer [   ]         Accelerated filer  [X]          Non-accelerated filer  [   ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $109,454,687 based on the closing sale price as reported on the American Stock Exchange This calculation has been performed under the assumption that all directors, officers and stockholders who own more than 10% of the Company's outstanding voting securities are affiliates of the Company.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                        Class                                               Outstanding at March 1, 2006
-------------------------------------------------------         ------------------------------------------------------
       Common Stock, $.001 par value per share                                    49,876,526 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

                       METROPOLITAN HEALTH NETWORKS, INC.

                                    FORM 10-K
                               For the Year Ended
                                December 31, 2005

                                TABLE OF CONTENTS


                                                                                                            Page
ITEM                                                                                                         No.
       PART I
     1 Business ...........................................................................................  3
    1A Risk Factors........................................................................................  19
    1B Unresolved Staff Comments ..........................................................................  32
     2 Properties .........................................................................................  32
     3 Legal Proceedings ..................................................................................  33
     4 Submission of Matters to a Vote of Security Holders ................................................  33
       PART II
     5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
       Securities..........................................................................................  33
     6 Selected Financial Data.............................................................................  34
     7 Management's Discussion and Analysis of Financial Conditions and Results of Operations .............  35
    7A Quantitative and Qualitative Disclosures about Market Risk .........................................  46
     8 Financial Statements and Supplementary Data ........................................................  47
     9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...............  47
    9A Controls and Procedures ............................................................................  47
    9B Other Information...................................................................................  50
       PART III
    10 Directors and Executive Officers of the Registrant .................................................  50
    11 Executive Compensation .............................................................................  54
    12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters......  63
    13 Certain Relationships and Related Transactions .....................................................  64
    14 Principal Accounting Fees and Services .............................................................  65
       PART IV
    15 Exhibits, Financial Statement Schedules ............................................................  66
       EXHIBIT INDEX                                                                                         67
       SIGNATURES                                                                                            69

                                     GENERAL

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to the "Company" or "Metropolitan" refers to Metropolitan Health Networks, Inc. and its consolidated subsidiaries. Metropolitan disclaims any intent or obligation to update "forward looking statements".

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Some of the discussion under the captions "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere in this Form 10-K may include certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to anticipated future operations and financial performance, growth and acquisition opportunity and other similar forecasts and statements of expectation. These statements involve known and unknown risks and uncertainties, such as the Company's plans, objectives, expectations and intentions, and other factors that may cause its, or its industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. Many of these factors are listed under "Risk Factors" and elsewhere in this Form 10-K.

      In some cases, you can identify forward-looking statements by terminology such as "expects", "anticipates", "intends", "may", "should", "plans", "believes", "seeks", "estimates" or other comparable terminology.

      Although it believes that the expectations reflected in these forward-looking statements are reasonable, Metropolitan does not guarantee future results, levels of activity, performance or achievements. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. It disclaims any obligation to update or review any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise.

                                     PART I

ITEM 1        DESCRIPTION OF BUSINESS

Introduction

Through its provider service network ("PSN") and its health maintenance organization ("HMO"), Metropolitan currently provides healthcare benefits to Medicare beneficiaries in Florida. As of December 1, 2005, the PSN and the HMO provided healthcare benefits to approximately 26,200 and 1,400 Medicare Advantage beneficiaries, respectively. The HMO's membership grew to approximately 1,800 by the end of 2005.

Provider Service Network

Pursuant to two contracts with Humana, Inc. (the "Humana Agreements"), the second largest participant in the Medicare Advantage program ("Humana"), Metropolitan's PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in Flagler and Volusia Counties ("Central Florida") and Palm Beach, Broward and Miami-Dade Counties ("South Florida") who have elected to receive benefits from Humana's Medicare Advantage Plan. As of December 1, 2005, the Humana Agreements covered approximately 19,600 Humana Plan Members (as defined below) in Central Florida and 6,600 Humana Plan Members in South Florida.

The PSN is comprised both of medical practices owned by the Company as well as independently owned medical practices and providers with whom it has contracted ("IPs"). Metropolitan currently owns and operates eight primary care physician practices and a medical oncology physician practice. The Company also contracts with twenty-nine primary care IPs. Through its Humana contracts Metropolitan has established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout South Florida and Central Florida. See "Business Model - Provider Agreements" for more information regarding the PSN's relationships with IPs, specialist physicians, ancillary service providers and hospitals.

Humana directly contracts with the Centers for Medicare and Medicaid Services ("CMS") and is paid a fixed monthly premium payment for each member ("Humana Plan Member") enrolled in Humana's Medicare Advantage Plan. The monthly amount varies by patient, county, age and severity of health status. Pursuant to the Humana Agreements, the PSN provides or arranges for the provision of covered medical services to each Humana Plan Member who selects one of the Company's affiliated providers as his or her primary care physician (a "Humana Participating Member"). In return for the provision of these medical services, the PSN receives from Humana a monthly fee, also known as a "capitated fee", for each Humana Participating Member. The fee rates are established by the contracts between the PSN and Humana and comprise a vast majority of the monthly premiums received by Humana from CMS with respect to Humana Participating Members.

The Company's PSN assumes the full financial responsibility for the provision of all Medicare-covered medical care to Humana Participating Members, including those medical services that the PSN does not itself provide. To the extent the costs of providing such medical care are less than the related premiums receivable from Humana, the Company's PSN generates an operating profit. Conversely, if the medical costs exceed the fees receivable from Humana, the Company's PSN experiences an operating loss.

The vast majority of the Company's PSN revenues come from the Humana Agreements. The Company does receive additional revenue for providing primary care services to non-Humana Plan Members on a fee-for-service basis in the medical practices it owns and operates.

Health Maintenance Organization

Effective July 1, 2005, METCARE Health Plans, Inc., the Company's wholly owned subsidiary ("MHP"), became licensed as a Medicare Advantage HMO and entered into a contract with CMS (the "CMS Contract") to begin offering Medicare Advantage plans to Medicare beneficiaries in six Florida counties which include the cities of Fort Pierce, Port St. Lucie, Fort Myers, Port Charlotte and Sarasota. MHP has been marketing its "AdvantageCare" branded plan since July 2005. MHP is seeking to expand its HMO and as of December 31, 2005, the total number of enrollees in its plan was approximately 1,800.

In addition to growth within existing service areas, MHP has been exploring the expansion of its HMO business into new geographic areas. However, Metropolitan does not intend to provide HMO services in the geographic markets with respect to which the PSN has a contract with Humana. Metropolitan views its HMO business as an extension of its existing core competencies.

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

In February 2005, the Company submitted a Coordinated Care Plan application to CMS to provide Medicare Advantage HMO services to Medicare beneficiaries in Martin, St. Lucie, Okeechobee, Lee, Charlotte and Sarasota counties. In March 2005, CMS conducted its site visit in support of the application and, in May 2005, MHP received approval to commence operations as a Medicare Advantage HMO effective July 1, 2005.

MHP's revenues are generated by premiums consisting of monthly payments per member that are established by the CMS Contract. MHP recorded its first revenues in the third quarter of fiscal 2005.

Metropolitan believes that the continuing development efforts, required reserve requirements and operating costs for the HMO can be funded by the Company's current resources and projected cash flows from operations. The Company is preparing to file expansion applications to operate in several additional Florida counties, with enrollments beginning as early as November 2006 for a January 1, 2007 effective date. During 2005, the Company incurred losses of approximately $6.6 million in connection with the development and operation of the its HMO and anticipates incurring additional losses in fiscal 2006. The actual amount of development costs will depend on a number of variables including, but not limited to, the effectiveness of our sales and marketing efforts in enrolling members and the HMO's revenue to medical expense ratio.

Additional information regarding Metropolitan's PSN and HMO segments for fiscal years 2005, 2004 and 2003 is set forth in Note 11 to Metropolitan's "Notes to Consolidated Financial Statements" contained in this Form 10-K. Such information is incorporated herein by reference.

History of the Company

Metropolitan was incorporated in the State of Florida in January 1996, and began operations as a Physician Practice Management Group. Although it thereafter acquired a number of physician practices and ancillary service providers, the group practice strategy was abandoned in late 1999.

The PSN's first Humana contract was secured through an acquisition in late 1997, and expanded through an additional acquisition in early 1999. Pursuant to this agreement, the PSN contracted with Humana to manage certain designated Humana Medicare Advantage lives in South Florida. In 2000, an additional contract was subsequently secured to manage certain designated Humana Medicare Advantage lives in Central Florida.

Metropolitan acquired a diagnostic laboratory and a pharmacy business in 2000 and 2001, respectively. The laboratory was shut down in 2002 and the pharmacy was sold in November 2003.

The PSN renegotiated its most significant contract with Humana, covering the Central Florida area, effective January 1, 2003. This renegotiation increased the percentage of Medicare premium the PSN received from Humana and resolved a number of contractual disputes between the PSN and Humana.

The Company hired Michael Earley as its Chief Executive Officer and President in March 2003, and subsequently adopted a strategy to focus its resources and energies on its managed care business.

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Medicare Modernization Act" or "MMA") was signed into law, which, among other changes, significantly increased funding for the Medicare Advantage program beginning in 2004.

Effective July 1, 2005, MHP commenced operations as a Medicare Advantage HMO. The HMO business has been launched in six Florida counties and MHP has been marketing its "AdvantageCare"-branded health plan since July 2005.

Metropolitan's principal place of business is 250 Australian Ave., Suite 400, West Palm Beach, FL 33401. Its telephone number is (561) 805-8500.

Industry

The Florida Medicare Advantage Market

Behind only California, which has 4.3 million Medicare eligibles, Florida has the second largest Medicare population in the U.S. with an estimated three million lives. California's Medicare Advantage penetration is approximately 31% while Florida's is only 18%. Within Florida, the Company believes that of the approximate 981,000 and 357,000 persons who are eligible for Medicare in the counties served by its PSN and HMO, respectively, approximately 38% and 7% are members of Medicare Advantage plans, respectively. Florida's Medicare eligible population is expected to grow to four million by 2015.

      Medicare Advantage Penetration in Counties Served By PSN
      --------------------------------------------------------
                  (CMS data modified January 2006)
                                      Medicare
                    Medicare         Advantage       Penetration
County              Eligibles       Penetration           %
------              ---------       -----------      -----------
Broward               248,637           106,364           42.8%
Miami-Dade            347,328           160,926           46.3%
Palm Beach            254,676            68,828           27.0%
Flagler                20,064             4,973           24.8%
Volusia               110,013            32,959           30.0%
            ----------------------------------------------------
                      980,718           374,050           38.1%
            ----------------------------------------------------

      Medicare Advantage Penetration in Counties Served By HMO
      --------------------------------------------------------
                  (CMS data modified January 2006)
                                      Medicare
                    Medicare         Advantage       Penetration
County              Eligibles       Penetration           %
------              ---------       -----------      ------------
Charlotte             41,072             3,297            8.0%
Lee                  114,348             7,672            6.7%
Sarasota             111,186             5,345            4.8%
Martin                35,181             3,053            8.7%
Okeechobee             7,568               662            8.7%
St. Lucie             47,862             5,474           11.4%
            --------------------------------------------------
                     357,217            25,503            7.1%
            --------------------------------------------------

Medicare

A report issued in early 2005 by the Office of the Actuary at CMS estimated that national healthcare spending in the United States was $1.9 trillion, or $6,280 for every American, in 2004. The CMS report projected that healthcare spending, which today accounts for nearly 16% of the national economy, would grow to $4.0 trillion by 2015. The projected principal drivers for this growth include continued cost-increasing medical innovation, inflation, continued strong demand for prescription drugs and the aging baby-boomer demographic.

Medicare is the nationwide health insurance program providing health insurance to people aged 65 and older, people entitled to Social Security disability payments for two years or more, and people with end-stage renal disease, regardless of income. Medicare currently provides healthcare benefits to approximately 42 million elderly and disabled Americans. Medicare spending per beneficiary, including the new Part D prescription benefit described below, is projected to be $10,621 in 2006 and grow to $15,600 by 2014.

The Medicare program has three primary components:

(i) Part A - Medicare Part A covers inpatient hospital, skilled nursing facility, home health and hospice care. All citizens of the United States are automatically enrolled in Medicare Part A upon reaching the age of 65.

(ii) Part B - Medicare Part B covers almost all reasonable and necessary medical services, including doctors' services, laboratory and x-ray services, durable medical equipment (wheelchairs, hospital beds), ambulance services, outpatient hospital care, home health care, blood and medical supplies. Medicare's Part B is optional and is financed largely by monthly premiums paid by individuals enrolled in the program. Participants may have this premium automatically deducted from their Social Security check. The monthly premium is $88.50 per month in 2006. Medicare Part B has an annual deductible requirement, which equals $124 in 2006. Once the deductible has been met, Medicare Part B will generally pay 80% of the Medicare allowable fee schedule and beneficiaries pay the remaining 20%.


(iii) Part D - First available in 2006, Medicare Part D permits every Medicare recipient to select a prescription drug plan. Medicare Part D replaces the transitional prescription drug discount program and replaces Medicaid prescription drug coverage for dual-eligible beneficiaries.

Initially, Medicare was offered only on a "fee-for-service" ("FFS") basis. Under the Medicare FFS payment system, an individual can choose any licensed physician and use the services of any hospital, healthcare provider, or facility certified by Medicare. CMS reimburses providers if Medicare covers the service and CMS considers it "medically necessary."

As an alternative to the traditional Medicare "fee-for-service" program, Medicare offers beneficiaries the option to receive care through private managed care plans. These private managed care options are part of Medicare Part C, which has also been known as Medicare+Choice plans, and is now called Medicare Advantage.

Medicare Advantage plans contract with CMS to provide benefits that exceed those offered under the traditional FFS Medicare program by at least thirty percent in exchange for a fixed monthly premium payment per member from CMS. The monthly premium varies based on the county in which the member resides, as adjusted to reflect the member's demographics and the plans' risk scores. Individuals who elect to participate in the Medicare Advantage program receive greater benefits than traditional FFS Medicare beneficiaries, including, but not limited to, eye exams, hearing aids and routine physical exams. Out-of-pocket costs for the Medicare beneficiary may also be lower. However, in exchange for these enhanced benefits, members are generally required to use only the services and provider networks offered by the Medicare Advantage plan. This participation of private health plans in the Medicare Advantage Program under full risk contracts began in the 1980's and grew to a peak membership in 2000 when Medicare HMOs covered
6.3 million lives. According to information provided by the Henry J. Kaiser Family Foundation, as of September 1, 2005, Medicare Advantage plans accounted for slightly more than 12% of the Medicare population, down from a peak penetration of 16% in 2000. The Balanced Budget Act of 1997 (the "BBA"), among other things, imposed limitations on reimbursement, which contributed to a decline in the number of Medicare Advantage plans from 346 in 1998 to 151 in 2003. The exodus of managed care companies from the Medicare program left many Medicare beneficiaries without a private plan option.

The Medicare Modernization Act

The Medicare Modernization Act, signed into law in December 2003, provided sweeping changes to the Medicare program. The MMA, among other things (i) generally increased the rates payable to Medicare Advantage plans from CMS, (ii) added the Medicare Part D prescription drug benefit beginning in January 2006,
(iii) implemented a competitive bidding process for the Medicare Advantage Program and (iv) provided a limited annual enrollment period.

Increase in Rates Payable

The MMA made favorable changes to the premium rate calculation methodology and generally provides for program rates that will better reflect the increased cost of medical services provided by managed care organizations to Medicare beneficiaries. The MMA rates for 2004 reflected an average increase of 10.6% over the prior year rates, the MMA rates for 2005 reflected an average increase of 6.6% over the prior year rates and the announced MMA rates for 2006 are expected to reflect an average increase of 4.8% over the prior year.

The MMA's funding increases were intended to both offset medical cost inflation and to allow enhanced plan benefit design to encourage increased participation by managed care organizations in the Medicare Advantage program. According to information provided by the Henry J. Kaiser Family Foundation, as of July 2005, the number of Medicare Advantage plans had increased to 247, up from 151 in 2003.

Medicare Part D

As part of the MMA, effective January 1, 2006, Medicare beneficiaries are eligible to receive assistance paying for prescription drugs through new Medicare Part D. The drug benefit is not part of the traditional fee-for-service Medicare program, but rather is offered through private insurance plans. Medicare beneficiaries were able to choose and enroll in a prescription drug plan through Medicare Part D. Prescription drug coverage under Part D is voluntary. Fee-for-service beneficiaries may purchase Part D coverage from a stand-along prescription drug plan (a "PDP") from a list of CMS approved PDPs.

Individuals who are enrolled in a Medicare Advantage plan must receive their drug coverage through their Medicare Advantage prescription drug plan ("MA-PD plan") and may not enroll in a separate PDP. Beneficiaries who are eligible for both Medicare and Medicaid, known as dual eligible beneficiaries, who have not enrolled in a MA-PD Plan or a PDP have been automatically enrolled by CMS with approved PDPs in their region.

The Medicare Part D prescription drug benefit will be largely subsidized by the federal government and is additionally supported by risk-sharing with the federal government through risk corridors designed to limit the profits or losses of the drug plans and reinsurance for catastrophic drug costs. The government subsidy will be based on the national weighted average monthly bid for this coverage, adjusted for member demographics and risk factor payments. The subsidy for Part D benefits is estimated for 2006 to be $92.30 per beneficiary per month on average. The beneficiary will be responsible for payment of a monthly premium, anticipated to be approximately $32.20 per beneficiary per month, subject to certain co-pays, an annual deductible, and late enrollment penalties.

Humana Participating Members and MHP's plan members will be automatically enrolled in their MA-PD plans as of January 1, 2006 unless they choose another provider's prescription drug coverage. Any Medicare Advantage member enrolling in a stand-alone PDP, however, will automatically be disenrolled from the Medicare Advantage plan altogether, thereby resuming traditional fee-for-service Medicare. Medicare Advantage members will have the right to change drug plans, either MA-PD or PDP, two times during the open enrollment period. Duel eligible beneficiaries and other members qualified for the low-income subsidy (LIS) will be able to change plans year round.

Competitive Bidding Process

Beginning in 2006 CMS will use a new rate calculation system for Medicare Advantage plans, which system will be based on a competitive bidding process that will allow the federal government to share in any cost savings achieved by Medicare Advantage plans. In general, the statutory payment rate for each county, which is primarily based on CMS's estimated per beneficiary fee-for-service expenses, will be relabeled as the "benchmark" amount, and local Medicare Advantage plans will annually submit bids that reflect the costs they expect to incur in providing the base Medicare Part A and Part B benefits in their applicable service areas.

If the bid is less than the benchmark for that year, Medicare will pay the plan its bid amount, risk adjusted based on its risk scores, plus a rebate equal to 75% of the amount by which the benchmark exceeds the bid, resulting in an annual adjustment in reimbursement rates. Plans must use the rebate to provide beneficiaries with extra benefits, reduced cost sharing, or reduced premiums, including premiums for MA-PD and other supplemental benefits. CMS has the right to audit the use of these proceeds. The remaining 25% of the excess amount will be retained in the statutory Medicare trust fund. If a Medicare Advantage plan's bid is greater than the benchmark, the plan will be entitled to charge a premium to enrollees equal to the difference between the bid amount and the benchmark, which is expected to make such plans less competitive. For 2006, the county benchmarks were 4.8% greater than the 2005 rates, which is the national growth rate in fee-for-service expenditures.

Enrollment Period

Prior to the MMA, Medicare beneficiaries were permitted to enroll in a Medicare managed care plan or change plans at any point during the year. Beginning in 2006, Medicare beneficiaries will have defined enrollment periods, similar to commercial plans, in which they can select a Medicare Advantage plan, a stand-alone PDP, or traditional fee-for-service Medicare. The initial enrollment period for 2006 is November 15, 2005 through May 15, 2006 for a MA-PD or stand-alone PDP. In addition, beneficiaries will have an open election period from January 1, 2006 through June 30, 2006 in which they can make or change an equivalent election. Thereafter, the annual enrollment period for a PDP will be from November 15 through December 31 of each year, and enrollment in Medicare Advantage plans will occur from November 15 through March 31 of the subsequent year.

Business Model

PSN Segment

Metropolitan's PSN provides healthcare services to Medicare Advantage beneficiaries who participate in the Medicare Advantage program through Humana. Metropolitan conducts all of its PSN business operations through Metcare of Florida, Inc., its wholly-owned subsidiary.

Humana Agreements

Pursuant to the Humana Agreements, the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in Central Florida and South Florida who have elected to receive benefits from it, pursuant to Humana's Medicare Advantage Plan.

The PSN's agreements with Humana (the "Humana Agreements") have one-year terms and renew automatically each December 31 for additional one-year terms unless terminated for cause or upon 180 days' prior notice. Pursuant to the Humana Agreements, the PSN provides or arranges for the provision of covered medical services to each Humana Plan Member who selects one of its affiliated physicians as the member's primary care physician. The PSN is entitled to receive a capitated fee with respect to each Humana Participating Member representing a vast majority of the premium that Humana receives with respect to the subject Humana Plan Member.

The Humana Agreements are subject to the changes to the covered benefits that Humana elects to provide to its members and other terms and conditions.

Pursuant to the Humana Agreements, the Company is required to comply with Humana's general policies and procedures, including Humana's policies regarding referrals, approvals, utilization management and quality assessment.

Humana may immediately terminate either of the Humana Agreements and/or any individual physician credentialed under the Humana Agreements, upon written notice, (i) if the PSN and/or any of its affiliated physician's continued participation may adversely affect the health, safety or welfare of any Humana member or bring Humana into disrepute; (ii) in the event of one of PSN's physician's death or incompetence; (iii) if any of the PSN's physicians fail to meet Humana's credentialing criteria; (iv) in accordance with Humana's policies and procedures as specified in Humana's manual, (v) if the PSN engages in or acquiesces to any act of bankruptcy, receivership or reorganization; or (vi) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). The PSN and Humana may also each terminate each of the Humana Agreements upon 90 days' prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement.

Humana may provide 30 days notice as to certain amendments or modifications of the Humana Agreements, including but not limited to, compensation rates, covered benefits and other terms and conditions. If Humana exercises its right to amend either of the Humana Agreements upon 30 days' written notice, the PSN may object to such amendment within the 30 day notice period. If the PSN objects to such amendment within the requisite time frame, Humana may terminate the applicable Humana Agreement upon 90 days' written notice.

For the term of the Humana Agreement pertaining to the Central Florida region (the "Central Florida Humana Agreement"), Humana has agreed that it will not, with the exception of one existing service provider, enter into any new global risk deals for Humana's Medicare Advantage HMO products in Central Florida. It is the PSN's understanding that Humana has an existing risk contract with Island Doctors for Humana's Medicare Advantage HMO product in Central Florida.

For the term of the Central Florida Humana Contract, the PSN has agreed that it will not enter into any global, full or limited risk contracts with respect to Medicare Advantage members with any non-Humana Medicare Advantage HMO or PSO in the Florida counties in which it and Humana have a Medicare Advantage contract.

In addition, for the term plus one year of each of the Humana Agreements, the PSN has agreed that it and its affiliated providers will not, directly or indirectly, engage in any activities which are in competition with Humana's health insurance, HMO or benefit plans business, including obtaining a license to become a managed health care plan offering HMO or point of service, or POS, products, or (ii) acquire, manage, establish or have any direct or indirect interest in any provider sponsored organization or network for the purpose of administering, developing, implementing or selling government sponsored health insurance or benefit plans, including Medicare and Medicaid, or (iii) contract or affiliate with another licensed managed care organization, where the purpose of such affiliation is to offer and sponsor HMO or POS products and where the PSN and/or its affiliated providers obtain an ownership interest in the HMO or POS products to be marketed, and (iv) not enter into agreements with other managed care entities, insurance companies or provider sponsored networks for the provision of healthcare services to Medicare HMO, Medicare POS and/or other Medicare replacement patients at the same office sites or within five miles of the office sites where services are provided to the Humana Plan Members.

Provider Agreements

The PSN operates predominantly as an "affiliated" model as contrasted with a "staff" model in which the physician practices are owned and operated by the risk provider. Under its model, the physicians maintain their independence but are aligned with Metropolitan's professional staff that assists in providing high quality, cost effective health care.

The Company's PSN is comprised of 37 primary care physician practices, eight of which Metropolitan owns. The others are IPs that are contracted with the Company on a exclusive or non-exclusive basis and primarily reimbursed through the receipt of capitated fees. Under these contracts with the IPs (the "IP Contracts"), the IP providers are paid a set amount per member, per month, to provide all the necessary primary care medical services to Participating Members. The monthly amount is negotiated and is subject to change based on certain quality metrics under the PSN's Partners In Quality ("PIQ") program, a proprietary care management model that it implemented in 2002.

PIQ is a "pay for performance" program that measures performance based on quality metrics including patient satisfaction, disease state management of high-risk, chronically ill patients, increased frequency of physician-patient encounters, and enhanced medical record documentation. Management believes that the PIQ program differentiates the Company's PSN from other PSNs or Management Service Organizations ("MSOs").

The IP Contracts generally have one-year terms and renew automatically for one-year periods unless either party provides written notice at least 120 days prior to the termination date. The IP providers generally may participate in any number of other provider service networks, HMO's and IPs. However, during the term of the IP Contract, and for a period of six months after the expiration or termination of the IP Contract, the IP providers are generally prohibited from participating in any other provider service network, HMO or IP which contracts directly or indirectly with the Medicare or Medicaid Program on a capitated or risk basis. The IP providers are further prohibited during the term and for a period of six months after the expiration of the terms from encouraging or soliciting the Participating Members the Company serves to change their primary care provider, disenroll from their health plan, or leave the PSN's network.

The PSN has established referral relationships with a large number of Humana contracted specialist physicians, ancillary service providers and hospitals throughout South Florida and Central Florida. These providers have contracted with Humana to deliver services to the Company's PSN patients based on certain fee schedules and care requirements. Specialist physicians, ancillary service providers and hospitals, are generally paid on a contractual fee-for-service basis. Certain specialist physicians dealing with high volumes of cases are paid on a capitated basis.

Claims Processing

The PSN does not pay or process any of the payments to its providers. Pursuant to the Humana Agreements, Humana, among other things, processes claims received by affiliated providers, makes a determination whether and to what extent to allow such claims and makes payments for covered services rendered to Humana Plan Members using Humana's claims processing policies, procedures and guidelines. Humana provides notice to the PSN upon qualification of a claim and it has the opportunity within seven days of receipt of a claim to review such claim and approve, deny or modify the claim, as appropriate. Humana provides the PSN with reports of actual claims history. Such data is statistically evaluated by the PSN for a variety of factors. Once this information is received from Humana, such data is maintained on a server system maintained at the Company's executive offices. The PSN's claims suspense staff seeks to identify and correct non-qualifying claims prior to payment. After payments are made by Humana, the PSN's contestation staff is responsible for reviewing paid claims, identifying errors and seeking recoveries. The PSN's management monitors and measures Humana's estimates of claims incurred but not yet reported (IBNR), for adequacy.

The PSN is certified as a Utilization Review Agent by Florida's Agency for Health Care Administration. Utilization review is a process whereby multiple data is analyzed and considered to ensure that appropriate health services are provided in a cost-effective manner. Factors include the risks and benefits of a medical procedure, the cost of providing those services, specific payer coverage guidelines, and historical outcomes of healthcare providers such as physicians and hospitals.

PSN Growth Strategy

The PSN's growth strategy includes, among other things:

      o increase patient volume at its existing medical practices and affiliated IPs through enhanced marketing efforts; and

      o selectively expand its network to include additional medical centers within its existing geographic markets.

Increasing Patient Volume

The PSN believes its existing network has the capacity to handle additional Humana Participating Members and could realize certain additional economies of scale if the number of Participating Members in its network increased. It seeks to increase the number of patients in its network through the general marketing efforts of Humana and through its own targeted marketing efforts towards Medicare eligible patients.

Selectively Expanding Its Network of Medical Centers

Within its existing geographic markets, the PSN seeks to add additional medical centers to its network either through acquisition, start up or affiliation with an IP. It expects it will identify and select candidates based in large part on the following broad criteria:

      o a history of profitable operations or a perceived synergy such as opportunities for economies of scale through a consolidation of management or service provision functions; and

      o     a geographic proximity to the Company's current operations.

PSN Competition

The PSN believes there are at least five and fifteen Medicare Advantage plans in the Central Florida and South Florida markets, respectively. It is its understanding that as of December 2005 Humana has enrolled in its Medicare Advantage Plans approximately 16% and 15% of the persons enrolled in Medicare Advantage Plans in Central Florida and South Florida, respectively. It also believes through its provider network it provides medical services to approximately 95% and 5% of the Humana Plan Members in the Central Florida and South Florida markets, respectively. See "RISK FACTORS - Our Industry is Already
Very Competitive... ."

HMO Segment

In July 1, 2005, MHP began offering its Medicare Advantage health plan in the Florida counties of Martin, St. Lucie, Okeechobee, Lee, Charlotte and Sarasota. Its Medicare Advantage plan covers Medicare eligible members who reside at least six months or more in its service area with benefits that are better than those offered under traditional Medicare fee-for-service plans. Through its Medicare Advantage Plan, MHP has the flexibility to offer benefits not covered under traditional fee-for-service Medicare. Its plan is designed to be attractive to seniors and offer a broad range of benefits which include, prescription drug benefits, eye glasses, hearing aids, dental care, massage therapy and acupuncture.

During 2006, MHP's Medicare Advantage members, depending on the market, will pay either a $0 or $10 monthly premium but, in some cases, are subject to co-payments and deductibles, depending upon the market and benefit. Except in limited cases, including emergencies, MHP's members are required to use primary care physicians within MHP's network of providers and generally must receive referrals from their primary care physician in order to see a specialist or other ancillary provider.

Pursuant to the agreement between MHP and CMS (the "CMS Agreement"), MHP has agreed to provide services to Medicare beneficiaries pursuant to the Medicare Advantage program. Under the CMS Agreement, CMS pays MHP a fixed capitation payment based on membership and adjusted for demographic and health risk factors. Inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs are also considered in the calculation of the fixed capitation payment by CMS. The initial term of the CMS Agreement expires on December 31, 2006 and is subject to annual renewal at the election of CMS. Amounts payable under Medicare Advantage arrangements are subject to annual revision by CMS. Pursuant to the CMS Agreement, MHP is required to comply with federal Medicare laws and regulations and the CMS Agreement is subject to termination by CMS in the event of MHP's noncompliance.

Provider Arrangements and Payment Methods

Metropolitan has attempted to structure its HMO provider arrangements and payment methods in a manner that encourages the medical provider to deliver high quality medical care to its members. To date, it has primarily structured its non-exclusive provider contracts on a fee for service basis.

Management Services

MHP has engaged a third party service provider, HF Administrative Services, Inc. ("HFAS"), to provide various administrative and management services, including, but not limited to, claims processing and adjudication, certain management information services, regulatory reporting and customer services pursuant to the terms of an Administrative Services Agreement (the "Services Agreement").

In addition to approximately $329,000 of implementation and start-up costs it paid to HFAS during fiscal 2005, MHP compensates HFAS for its management services based upon the number of enrolled members, subject to various monthly minimum payments. In addition, HFAS is compensated for providing additional programming services on an hourly basis. During fiscal 2005, MHP paid an aggregate of $158,000 to HFAS in accordance with the Services Agreement.

Pursuant to the Services Agreements, HFAS verifies claims by MHP's affiliated providers against MHP's policies regarding member eligibility, benefits, referrals and pre-authorizations and makes a determination whether and to what extent to allow such claims using MHP's guidelines. HFAS provides notice to MHP of claim denials. MHP has the right and responsibility within three business days of receipt of a claim denial to independently review such claim and approve, deny or modify the claim, as appropriate. It has access to the management information systems provided and maintained by HFAS for our benefit. In addition, HFAS is required under the Services Agreement to provide MHP with reports and information regarding claim adjudication.


The initial term of the Services Agreement expires on June 30, 2010 and thereafter is automatically renewable for additional one-year terms. After the initial term, either party may terminate the Services Agreement for any reason upon 180 days written notice. Either party may also terminate the Services Agreement upon prior written notice (with a 30 day opportunity to cure) in the event of the other's material breach of the Services Agreement in any manner, including but not limited to, MHP's failure to maintain sufficient funds in order for HFAS to pay claims, or in the event MHP engages in or acquiesce to any act of bankruptcy, receivership or reorganization or in the event either party fails to secure any license, government approval or exemption required by law. See "RISK FACTORS - The Company Depends on Third Parties to Provide It Crucial Information and Data.."

Sales and Marketing Programs

As of December 31, 2005, MHP's sales force consisted of 37 active third party agents and 9 internal licensed sales employees. Its third party agents are compensated on a commission basis. Medicare Advantage enrollment is generally an individual decision made by the member. Accordingly, MHP's sales agents and representatives focus their efforts on in-person contacts with potential enrollees. Its marketing efforts also include television, radio and print advertising.

Prior to 2006, Medicare beneficiaries could enroll in or change health plans at any time during the year. Commencing in 2006, Medicare beneficiaries will have a limited annual enrollment period during which they can choose between a Medicare Advantage plan and traditional fee-for-service Medicare. After this annual enrollment period ends, generally only seniors turning 65 during the year, dual-eligible beneficiaries, Low-Income Subsidy (LIS) beneficiaries and others who qualify for special needs plans, Medicare beneficiaries permanently relocating to another service area, and employer group retirees will be permitted to enroll in or change health plans. See "Industry - The Medicare Modernization Act - Enrollment Period."

HMO Competition

Metropolitan believes there are at least five Medicare Advantage plans offering enrollment in the six Florida counties where its HMO operates. As of December 31, 2005, it estimates that it had enrolled approximately 7% of the membership market in each of the six countries. See "RISK FACTORS - Our Industry is Already Very Competitive..."

Insurance

Metropolitan relies upon insurance to protect it from many business risks, including medical malpractice, errors and omissions and certain significantly higher than average Participating Member medical expenses. Although Metropolitan maintains insurance of the types and in the amounts that is believes are reasonable, there can be no assurances that the insurance policies maintained by Metropolitan will insulate it from material expenses and/or losses in the future. See "RISK FACTORS - Claims Relating to Medical Malpractice and Other
Litigation...."

Employees

As of December 31, 2005, Metropolitan had 169 full-time employees, of which 49 were employed at Metropolitan's executive offices. Of this total, 105 and 47 were employed by the PSN and MHP, respectively, with the balance representing corporate administrative employees. No employees of Metropolitan are covered by a collective bargaining agreement or are represented by a labor union. Metropolitan considers its employee relations to be good.

Government Regulation

Metropolitan's businesses are regulated by the federal government and the State of Florida. The laws and regulations governing its operations are generally intended for the benefit of health plan members and providers. These laws and regulations, along with the terms of our contracts, regulate how the Company does business, what services it offers, and how it interacts with Participating Members, affiliated providers and the public. The government agencies administering these laws and regulations have broad latitude to enforce them. The Company is subject to various governmental reviews, audits and investigations to verify its compliance with its contracts and applicable laws and regulations.

The Company believes it is in material compliance with all government regulations applicable to its business. It further believes it has implemented reasonable systems and procedures to assist it in maintaining compliance with such regulations. Nonetheless, it believes it faces a variety of regulatory related risks. See "Risk Factors - Reductions in Government Funding...", "-The MMA will materially impact its operations...", "CMS Risk Adjustment Payment System...", "The Company's Business Activities Are Highly Regulated...", "The Healthcare Industry is Highly Regulated...", "If The Company Is Required to Maintain Higher Statutory Capital Levels..." and "The Company Is Required to Comply with Laws..."

A summary of the material aspects of the government regulations to which the Company is subject is set forth below.

Federal and State Reimbursement Regulation.

The Company's operations are affected on a day-to-day basis by numerous legislative, regulatory and industry-imposed operational and financial requirements, which are administered by a variety of federal and state governmental agencies as well as by self-regulatory associations and commercial medical insurance reimbursement programs. The Company has filed for all its employed physicians the necessary reassignments of billing rights applications with Medicare.

Federal "Fraud and Abuse" Laws and Regulations.

The Anti-Kickback Law makes it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business for which reimbursement is provided under federal health care programs, including without limitation, the Medicare and Medicaid programs. Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from care programs and forfeiture of amounts collected in violation of such laws. The scope of prohibited payments in the Anti-Kickback Law is broad and includes economic arrangements involving hospitals, physicians and other health care providers, including joint ventures, space and equipment rentals, purchases of physician practices and management and personal services contracts.

CMS has promulgated regulations that prohibit health plans with Medicare contracts from including any direct or indirect payment to physicians or other providers as an inducement to reduce or limit medically necessary services to a Medicare beneficiary. These regulations impose disclosure and other requirements relating to physician incentive plans including bonuses or withholdings that could result in a physician being at "substantial financial risk" as defined in Medicare regulations.

Federal False Claims Act.

The Company is subject to a number of laws that regulate the presentation of false claims or the submission of false information to the federal government. For example, the federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person or entity whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The federal government has taken the position that claims presented in violation of the federal Anti-Kickback Statute may be considered a violation of the federal False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim. In addition to suits filed by the government, a special provision under the False Claims Act allows a private individual (e.g., a "whistleblower" such as a disgruntled former employee, competitor or patient) to bring an action under the False Claims Act on behalf of the government alleging that an entity has defrauded the federal government and permits the whistleblower to share in any settlement or judgment that may result from that lawsuit.

Florida Fraud and Abuse Regulations.

Florida enacted "The Patient Brokering Act" which imposes criminal penalties, including jail terms and fines, for receiving or paying any commission, bonus, rebate, kickback, or bribe, directly or indirectly in cash or in kind, or engage in any split-fee arrangement, in any form whatsoever, to induce the referral of patients or patronage from a healthcare provider or healthcare facility. The Florida statutory provisions regulating the practice of medicine include similar language as grounds for disciplinary action against a physician.

Restrictions on Physician Referrals.

Federal regulations under the Social Security Act that restrict physician referrals to health care entities with which they have financial relationships (commonly referred to as the "Stark Law") prohibit certain patient referrals by physicians. Specifically, the Stark Law prohibits a physician, or an immediate family member, who has a financial relationship with a health care entity, from referring Medicare patients with limited exceptions, to that entity for certain "designated health services". A financial relationship is defined to include an ownership or investment in, or a compensation relationship with, a health care entity. The Stark Law also prohibits a health care entity receiving a prohibited referral from billing the Medicare or Medicaid programs for any services rendered to a patient as a result of the prohibited referral. The Stark Law contains certain exceptions that protect parties from liability if the parties comply with all of the requirements of the applicable exception. The sanctions under the Stark Law include denial and refund of payments, civil monetary penalties and exclusions from participation in the Medicare programs.

Privacy Laws.

The privacy, security and transmission of health information is subject to federal and state laws and regulations, including the Healthcare Insurance Portability and Accountability Act of 1996 ("HIPAA"). Final regulations with respect to the privacy of certain individually identifiable health information (the "Protected Health Information") became effective in April 2003 (the "Privacy Rule"). The Privacy Rule specifies authorized or required uses and disclosures of the Protected Health Information, as well as the rights patients have with respect to their health information. HIPAA also provides that to the extent that state laws impose stricter privacy standards than the HIPAA privacy rule, such standards are not preempted, requiring compliance with any stricter state privacy law. In addition, in October 2002, the electronic data standards regulations under HIPAA became effective. The final HIPAA security rule became effective in February 2003, and established security standards with respect to Protected Health Information transmitted or maintained electronically. These regulations establish uniform standards relating to data reporting, formatting, and coding that certain health care providers must use when conducting certain transactions involving health information.

Clinic Licensure.

AHCA requires the Company to license each of its medical centers individually as health care clinics. Each medical center must renew its health care clinic licensure bi-annually.

Occupational Safety and Health Administration ("OSHA").

In addition to OSHA regulations applicable to businesses generally, the Company must comply with, among other things, the OSHA directives on occupational exposure to blood borne pathogens, the federal Needlestick Safety and Prevention Act, OSHA injury and illness recording and reporting requirements, federal regulations relating to proper handling of laboratory specimens, spill procedures and hazardous waste disposal, and patient transport safety requirements.

Medicare Marketing Restrictions

The Company is subject to federal marketing rules and regulations that limit, among other things, offering any gift or other inducement to Medicare beneficiaries to encourage them to come to the Company for their health care.

State Regulation

MHP is subject to the rules, regulations and oversight by the Department of Financial Services, Office of Insurance Regulation and the Agency for Health Care Administration in the areas of licensing and solvency. It files reports with these state agencies describing its capital structure, ownership, financial condition, certain inter-company transactions and business operations. It also is generally required to demonstrate, among other things, that it has an adequate provider network, that its systems are capable of processing provider's claims in a timely fashion and of collecting and analyzing the information needed to manage their business. State regulations also require the prior approval or notice of acquisitions or similar transactions involving an HMO, and of certain transactions between an HMO and its parent or affiliated entities or persons. Generally, HMOs are limited in their ability to pay dividends to their stockholders.

MHP is required to maintain a minimum level of statutory capital. These requirements assess the capital adequacy of an HMO based upon investment asset risks, insurance risks, interest rate risks and other risks associated with its business to determine the amount of statutory capital believed to be required to support the HMO's business. If MHP's statutory capital level falls below certain required capital levels, it may be required to submit a capital corrective plan to the state department of insurance, and at certain levels may be subjected to regulatory orders, including regulatory control through rehabilitation or liquidation proceedings.

ITEM 1A.  RISK FACTORS

The PSN's Operations are Dependent on Humana, Inc.

The PSN currently derives, and expect to continue to derive, the vast majority of its revenues from its Humana Agreements which provide for the receipt of capitated fees. For the twelve months ended December 31, 2005, approximately 98% of its revenue was obtained from these Humana Agreements. Humana may immediately terminate either of the Humana Agreements and/or any individual physician credentialed under the Humana Agreements upon the occurrence of certain events. Humana may also amend the material terms of the Humana Agreements under certain circumstances. See "ITEM 1. BUSINESS - Humana Agreements" for a detailed discussion of the Humana Agreements.

Failure to maintain the Humana Agreements on favorable terms, for any reason, would adversely affect the Company's results of operations and financial condition. A material decline in enrollees in Humana's Medicare Advantage program could also have a material adverse effect on the Company's results of operation.

Because Most of the Company's Revenue Is Established by Contract and Cannot Be Modified During the Contract Terms, the Company's Operating Margins Could be Negatively Impacted if It is Unable to Manage Its Medical Expenses Effectively.

The Humana Agreements and the CMS Agreement are risk agreements under which it receives monthly payments per participating member ("Participating Member") at a rate established by the agreements, also called a capitated fee. In accordance with the agreements, the total monthly payment is a function of the number of Participating Members, regardless of the actual utilization rate of covered services. In return, the PSN or MHP, as applicable, through its affiliated providers, assumes full financial responsibility for the provision of all necessary medical care to the Participating Members, regardless of whether or not its affiliated providers directly provide the covered medical services.

To the extent that the Participating Members require more care than is anticipated, aggregate capitation rates may be insufficient to cover the costs associated with the treatment of such Participating Members. If medical expenses exceed the Company's estimates, except in very limited circumstances, it will be unable to increase the premiums it receives under these contracts during the then-current terms.

Relatively small changes in the Company's ratio of medical expense to revenue can create significant changes in its financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims, may have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Historically, the Company's medical expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:

      o higher than expected utilization of new or existing healthcare services or technologies;

      o an increase in the cost of healthcare services and supplies, including pharmaceuticals, whether as a result of inflation or otherwise;

      o changes to mandated benefits or other changes in healthcare laws, regulations, and practices;

      o Humana's periodic renegotiation of provider contracts with specialist physicians, hospitals and ancillary providers;

      o     periodic renegotiation of IP contracts;

      o changes in the demographics of our members and medical trends affecting them;

      o contractual or claims disputes with providers, hospitals, or other service providers within the Humana network; and

      o the occurrence of catastrophes, major epidemics, or acts of terrorism.

Metropolitan attempts to control these costs through a variety of techniques, including capitation and other risk-sharing payment methods, collaborative relationships with primary care physicians and other providers, advance approval for hospital services and referral requirements, case and disease management and quality assurance programs, information systems, and reinsurance. Despite its efforts and programs to manage its medical expenses, Metropolitan may not be able to continue to manage these expenses effectively in the future.

If Its HMO Contracts Are Not Renewed or Are Terminated, MHP's Business Would Be Negatively Impacted.

Effective July 1, 2005, MHP entered into the CMS Agreement to begin offering Medicare Advantage plans to Medicare beneficiaries in six Florida counties which include the cities of Fort Pierce, Port St. Lucie, Fort Myers, Port Charlotte and Sarasota. The initial term of the CMS Agreement expired on December 31, 2005 and was subject to annual renewal at the election of CMS. A new CMS Agreement was entered into effective January 1, 2006 and expires on December 31, 2006. Pursuant to the CMS Agreements, MHP is required to comply with federal Medicare laws and regulations and the CMS Agreement is subject to termination by CMS in the event of MHP's noncompliance. If MHP is unable to renew or to successfully rebid for the CMS Agreement, or if the CMS Agreement is terminated, its business would be negatively impacted.

Reductions in Government Funding for Medicare Programs Could Adversely Affect the Company's Results of Operations.

As of December 31, 2005, substantially all of the Company's revenues were indirectly or directly derived from reimbursements generated by Medicare Advantage health plans. As a result, its revenue and profitability are dependent on government funding levels for Medicare Advantage programs. The Medicare programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. These government programs, as well as private insurers such as Humana, have taken and may continue to take steps to control the cost, use and delivery of health care services. Any changes that limit or reduce Medicare reimbursement levels could have a material adverse effect on the Company's business. For example, the following events could result in an adverse effect on its results of operations:

      o reductions in or limitations of reimbursement amounts or rates under programs;

      o     reductions in funding of programs;

      o     elimination of coverage for certain benefits; or

      o elimination of coverage for certain individuals or treatments under programs.

For instance, the President recently signed the Deficit Reduction Act of 2005. According to the Congressional Budget Office, the provisions of this Act are expected to reduce federal Medicare spending by $6.4 billion over the next five years.

In addition, in his 2007 budget proposal, President Bush has requested that Congress implement legislative changes to produce approximately $35.9 billion in Medicare savings over five years. The Company cannot predict whether Congress will implement the changes requested by the President and, if implemented, the sources of such savings.

The MMA Will Materially Impact the Company's Operations and Could Reduce Its Profitability and Increase Competition for Members.

The MMA substantially changed the Medicare program and is complex and wide-ranging. The Company has not yet been able to fully assess the impact of all of the changes. While it anticipates that many of these changes will generally benefit the Medicare Advantage sector, certain provisions of the MMA may increase competition, create challenges with respect to educating the PSN's and MHP's existing and potential Participating Members about the changes, and create other risks and substantial and potentially adverse uncertainties, including the following:

      o Increased reimbursement rates for Medicare Advantage plans could result in an increase in the number of plans that participate in the Medicare program. This could create new competition that could adversely affect the number of Participating Members the PSN or MHP serve and their respective results of operations.

      o Managed care companies began offering various new products beginning in 2006 pursuant to the MMA, including regional preferred provider organizations, or PPOs, and private fee-for-service plans. Medicare PPOs and private fee-for-service plans allow their members more flexibility in selecting physicians than Medicare Advantage HMOs, which typically require members to coordinate with a primary care physician. The MMA has encouraged the creation of regional PPOs through various incentives, including certain risk corridors, or cost-reimbursement provisions, a stabilization fund for incentive payments, and special payments to hospitals not otherwise contracted with a Medicare Advantage plan who treat regional plan enrollees. The Company currently is unable to determine whether the formation of regional Medicare PPOs and private fee-for-service plans will affect its PSN's or HMO's relative attractiveness to existing and potential Medicare members in its service areas.

      o Beginning in 2006, the payments for the local and regional Medicare Advantage plans will be based on a competitive bidding process that may directly or indirectly cause the PSN and/or MHP to decrease the amount of premiums paid to it or cause it to increase the benefits it offers.

      o Beginning in 2006, Medicare beneficiaries generally have a more limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan or receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries will not be permitted to change their Medicare benefits. This "lock-in" may make it difficult for MHP to retain an adequate sales force. The new annual enrollment process and subsequent "lock-in" provisions of the MMA may adversely affect the Company's level of revenue growth as it will limit its ability to market to and enroll new Participating Members in its established service areas outside of the annual enrollment period. Such limitations could adversely and materially affect its profitability and results of operations.

      o Beginning in 2006, managed care companies that offer Medicare Advantage plans are required to offer prescription drug benefits as part of their Medicare Advantage plans. Managed care plans offering drug benefits are, under the new law, called MA-PDs. It is not known at this time whether the governmental payments will be adequate to cover the actual costs for these new MA-PD benefits or whether it will be able to profitably or competitively manage its MA-PD. Individuals who are enrolled in a Medicare Advantage plan must receive their drug coverage through their Medicare Advantage prescription drug plan. Enrollees may prefer a stand-alone drug plan and may cease to be a Participating Member in order to participate in a stand-alone drug plan. Accordingly, the new Medicare Part D prescription drug benefit could reduce the PSN's and/or MHP's Participating Member enrollment and revenues.

CMS's Risk Adjustment Payment System and Budget Neutrality Payment Adjustments Make The Company's Revenue and Profitability Difficult to Predict and Could Result In Material Retroactive Adjustments to Its Results of Operations.

CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish incentives for Medicare plans to enroll and treat less healthy Medicare beneficiaries. CMS is phasing-in this payment methodology with a risk adjustment model that bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, diagnostic data from ambulatory treatment settings, including hospital outpatient facilities and physician visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS's internal database. As part of the phase-in, during 2003, risk adjusted payments accounted for 10% of Medicare health plan payments, with the remaining 90% being reimbursed in accordance with the traditional CMS demographic rate books. The portion of risk adjusted payments was increased to 30% in 2004, 50% in 2005, and 75% in 2006, and will increase to 100% in 2007. As a result of this process, it is difficult to predict with certainty the Company's future revenue or profitability. In addition, MHP's and/or Humana's risk scores for any period may result in favorable or unfavorable adjustments to the payments directly or indirectly received from CMS and the Company's Medicare premium revenue. There can be no assurance that the Company's contracting physicians and hospitals will be successful in improving the accuracy of related recording diagnostic code information and thereby enhancing its risk scores.

Since 2003, payments to Medicare Advantage plans have also been adjusted by a "budget neutrality" factor that was implemented by Congress and CMS to prevent health plan payments from being reduced overall while, at the same time, directing higher, risk adjusted payments to plans with more chronically ill enrollees. In general, this adjustment has favorably impacted payments to all Medicare Advantage plans. The President's budget for 2005 assumed the phasing out of the budget neutrality adjustments over a five year period from 2007 through 2011. The President recently signed the Deficit Reduction Act of 2005 which, among other changes, provides for an accelerated phase-out of budget neutrality for risk adjustment of payments made to Medicare Advantage plans. This legislation will have the effect of reducing payments to Medicare Advantage plans in general. Consequently, the Company expects the premiums it receives could be reduced, dependent upon MHP's and Humana's risk scores.

A Disruption in Its or Humana's Healthcare Provider Networks Could Have an Adverse Effect on The Company's Operations and Profitability.

The PSN's operations are dependent on the management information systems of Humana. Humana provides the PSN with claims processing, billing services, data collection and other information, including reports and calculations of costs of services provided and payments to be received by the PSN. While the PSN relies on Humana's information systems, it does not own or control such systems and, accordingly, has limited ability to ensure that these systems are properly maintained, serviced and updated. In addition, information systems such as these may be vulnerable to failure, acts of sabotage and obsolescence. Although the PSN has the contractual right to receive various information and data from Humana, and it receives monthly downloads of claims data from Humana, the PSN's business and results of operations could be materially and adversely affected by its inability, for any reason, to timely receive information from Humana.

A significant portion of the PSN's Total Medical Expenses are payable to entities that are not members and/or directly contracted with the PSN. Although virtually all of such entities are Humana approved service providers, and although the PSN can provide Humana input with respect to Humana's service providers, the PSN does not control the process by which Humana negotiates and/or contracts with service providers in the Humana Medicare Advantage network.

The Company Depends on Third Parties to Provide It with Crucial Information and Data.

The Company's PSN operations are dependent on the management information systems of Humana. Humana provides it with claims processing, billing services, data collection and other information, including reports and calculations of costs of services provided and payments to be received by us. While it relies on Humana's information systems, it does not own or control such systems and, accordingly, has limited ability to ensure that it is properly maintained, serviced and updated. In addition, information systems such as these may be vulnerable to failure, acts of sabotage and obsolescence. Although it has the contractual right to receive various information and data from Humana, and it receives monthly downloads of claims data from Humana, its business and results of operations could be materially and adversely affected by its inability, for any reason, to timely receive information from Humana.

MHP relies on HFAS, a third party service provider, to provide various administrative and management services, including, but not limited to, claims processing and adjudication, certain management information services, regulatory reporting and customer services pursuant to the terms of the Services Agreement. The initial term of the Services Agreement expires on June 30, 2010 and thereafter is automatically renewable for additional one-year terms. After the initial term, either party may terminate the Services Agreement for any reason upon 180 days written notice. Either party may also terminate the Services Agreement upon prior written notice (with a 30 day opportunity to cure) in the event of the other's material breach of the Services Agreement in any manner, including but not limited to, MHP's failure to maintain sufficient funds for HFAS to pay claims, or in the event MHP engages in or acquiesce to any act of bankruptcy, receivership or reorganization or in the event either party fails to secure any license, government approval or exemption required by law.

Because these matters are outsourced as opposed to handled internally, MHP has less control over the manner in which these matters are handled and the data that is ultimately provided to it than it would have if it handled these matters internally. Additionally, any loss of information by HFAS could have a material adverse effect on the Company's business and the results of its operations.

Claims Relating to Medical Malpractice and Other Litigation Could Cause the Company to Incur Significant Expenses.

From time to time, the Company is party to various litigation matters, some of which seek monetary damages. Managed care organizations may be sued directly for alleged negligence, including in connection with the credentialing of network providers or for alleged improper denials or delay of care. In addition, providers affiliated with the PSN or MHP involved in medical care decisions may be exposed to the risk of medical malpractice claims. A small percentage of these providers do not have malpractice insurance. As a result of increased costs or inability to secure malpractice insurance, the percentage of physicians who do not have malpractice insurance may increase. Although most of its network providers are independent contractors, claimants sometimes allege that a PSN and/or HMO should be held responsible for alleged provider malpractice, particularly where the provider does not have malpractice insurance, and some courts have permitted that theory of liability. Similar to other managed care companies, MHP may also be subject to other claims of Participating Members in the ordinary course of business, including claims arising out of decisions to deny or restrict reimbursement for services.

The Company cannot predict with certainty the eventual outcome of any pending litigation or potential future litigation, and there can be no assurances that it will not incur substantial expense in defending these or future lawsuits or indemnifying third parties with respect to the results of such litigation. The loss of even one of these claims, if it results in a significant damage award, could have a material adverse effect on its business. In addition, exposure to potential liability under punitive damage or other theories may significantly decrease the Company's ability to settle these claims on reasonable terms.

The Company maintains errors and omissions insurance and other insurance coverage that it believes are adequate based on industry standards. Nonetheless, potential liabilities may not be covered by insurance, insurers may dispute coverage or may be unable to meet their obligations, or the amount of insurance coverage and/or related reserves may be inadequate. There can be no assurances that it will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all. Moreover, even if claims brought against it are unsuccessful or without merit, it would have to defend itself against such claims. The defense of any such actions may be time-consuming and costly and may distract management's attention. As a result, it may incur significant expenses and may be unable to effectively operate its business.

The Company's Industry is Already Very Competitive; Increased Competition Could Adversely Affect the Company's Revenues; the PSN Competes with Other Service Providers for Humana's Business.

Metropolitan competes in the highly competitive and regulated health care industry, which is subject to continuing changes with respect to the provisioning of services and the selection and compensation of providers. Substantially all of its revenues come from the Humana Agreements. Humana competes with other HMOs and PPOs in securing and serving patients in the Medicare Advantage Program. Companies in other health care industry segments, some of which have financial and other resources comparable to Humana, may become competitors to Humana. The market in Florida may become increasingly attractive to HMOs and PPOs that may compete with Humana or MHP. Humana and MHP may not be able to continue to compete effectively in the health care industry if additional competitors enter the same market.

The Humana Agreements are structured as one-year automatically renewable agreements. In addition to terminations for cause, Humana may terminate such agreements upon 180 days' notice to the PSN of non-renewal. The PSN competes with other service providers for Humana's business and Humana competes with other HMOs and PPOs in securing and serving patients in the Medicare Advantage Program. Failure to maintain favorable terms in its agreements with Humana would adversely affect the Company's results of operations and financial condition.

The Company's competitors vary in size and scope, in terms of products and services offered. It believes that it competes directly with various national, regional and local companies in providing its services. Some of the PSN's direct competitors are Continucare Corporation, Primary Care Associates, Inc., MCCI and Island Doctors, all based and operating in Florida. Metropolitan believes that Continucare Corporation, Primary Care Associates, Inc. and MCCI provide PSN services to Humana in South Florida and Island Doctors provides PSN services to Humana in Central Florida. Additionally, companies in other health care industry segments, some of which have financial and other resources greater than us, may become competitors in providing similar services at any given time. The market in Florida may become increasingly attractive to competitor PSNs due to the large population of Medicare participants. Humana and the Company may not be able to continue to compete effectively in the health care industry if additional competitors enter the same markets.

Metropolitan believes that many of its competitors and potential competitors are substantially larger than its PSN and/or MHP and have significantly greater financial, sales and marketing, and other resources. The Company believes that most of its competitors also have more experience operating as an HMO and that these competitors may be able to respond more rapidly to changes in the regulatory environment in which it operates and changes in managed care organization business or to devote greater resources to the development and promotion of their services than it can. Furthermore, it is the Company's belief that some of its competitors may make strategic acquisitions or establish cooperative relationships among themselves.

The Company is Dependent upon Certain Executive Officers and Key Management Personnel for Its Future Success.

The Company's success depends to a significant extent on the continued contributions of certain of its executive officers and key management personnel. The loss of these persons could have a material adverse effect on the Company's business, results of operations, financial condition and plans for future development. While it has employment contracts with certain executive officers and key members of management, these agreements may not provide sufficient incentive for these persons to continue their employment with the Company. It competes with other companies in the industry for executive talent and there can be no assurance that highly qualified executives would be readily and easily available without delay, given the limited number of individuals in the industry with expertise particular to its business operations.

The Company's Business Activities Are Highly Regulated and New and Proposed Government Regulation or Legislative Reforms Could Increase Its Cost of Doing Business, and Reduce Its Membership, Profitability, and Liquidity.

The Company's business is subject to substantial federal and state regulation. These laws and regulations, along with the terms of its contracts and licenses, directly or indirectly regulate how it does business, what services it offers, and how it interacts with its members, providers, and the public. Healthcare laws and regulations are subject to frequent change and varying interpretations. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could adversely affect the Company's business by, among other things:

      o imposing additional license, registration, or capital reserve requirements;

      o     increasing its administrative and other costs;

      o     forcing it to undergo a corporate restructuring;

      o increasing mandated benefits without corresponding premium increases;

      o limiting its ability to engage in inter-company transactions with our affiliates and subsidiaries;

      o     forcing it to restructure our relationships with providers; or

      o requiring it to implement additional or different programs and systems.

It is possible that future legislation and regulation and the interpretation of existing and future laws and regulations could have a material adverse effect on the Company's ability to operate under the Medicare program and to continue to serve Participating Members and attract new Participating Members.

The Health Care Industry is Highly Regulated the Company's Failure to Comply with Laws or Regulations, or a Determination that in the Past It Had Failed to Comply with Laws or Regulations, Could Have an Adverse Effect on the Company's Business, Financial Condition and Results of Operations.

The health care services that the Company and its affiliated professionals provide are subject to extensive federal, state and local laws and regulations governing various matters such as the licensing and certification of its facilities and personnel, the conduct of its operations, billing and coding policies and practices, policies and practices with regard to patient privacy and confidentiality, and prohibitions on payments for the referral of business and self-referrals. These laws are generally aimed at protecting patients and not shareholders of Metropolitan and the agencies charged with the administration of these laws have broad authority to enforce them. See "ITEM 1. BUSINESS - Government Regulation" for a discussion of the various federal government and the State laws and regulations to which we are subject.

The federal and state agencies administering the laws and regulations applicable to Metropolitan have broad discretion to enforce them. The Company is subject, on an ongoing basis, to various governmental reviews, audits, and investigations to verify its compliance with its contracts, licenses, and applicable laws and regulations. These reviews, audits and investigations can be time consuming and costly. An adverse review, audit, or investigation could result in any of the following:

      o loss of the PSN's or MHP's right to directly or indirectly participate in the Medicare program;

      o loss of one or more of the PSN's and/or MHP's licenses to act as a service provider, HMO or third party administrator or to otherwise provide a service;

      o forfeiture or recoupment of amounts the PSN and/or MHP has been paid pursuant to its contracts;

      o imposition of significant civil or criminal penalties, fines, or other sanctions on the Company and its key employees;

      o damage to the Company's reputation in existing and potential markets;

      o increased restrictions on marketing of the PSN's or MHP's products and services; and

      o inability to obtain approval for future products and services, geographic expansions, or acquisitions.

The U.S. Department of Health and Human Services Office of the Inspector General, Office of Audit Services, or OIG, is conducting a national review of Medicare Advantage plans to determine whether they used payment increases consistent with the requirements of the MMA. Under the MMA, when a Medicare Advantage plan receives a payment increase, it must reduce beneficiary premiums or cost sharing, enhance benefits, put additional payment amounts in a benefit stabilization fund, or use the additional payment amounts to stabilize or enhance access. There can be no assurances that the findings of an audit or investigation of the Company's business would not have an adverse effect on it or require substantial modifications to its operations. In addition, private citizens, acting as whistleblowers, are entitled to bring enforcement actions under a special provision of the federal False Claims Act.

A Failure to Estimate Incurred But Not Reported Medical Benefits Expense Accurately Could Affect the Company's Profitability.

Direct medical expenses incurred by the Company include costs paid by Humana on its behalf. These costs also include estimates of claims incurred but not reported ("IBNR"). The IBNR estimates are made by Humana utilizing actuarial methods and are continually evaluated and adjusted by the Company's management, based upon its specific claims experience. Adjustments, if necessary, are made to direct medical expenses when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. With regards to MHP, the cost of medical benefits includes an IBNR estimate based on management's best estimate of medical benefits payable, in conjunction with an independent actuarial firm. Due to the inherent uncertainties associated with the factors used in these estimations, materially different amounts could be reported in the Company's financial statements for a particular period under different possible conditions or using different, but still reasonable, assumptions. Although its past estimates of IBNR have typically been adequate, they may be inadequate in the future, which would adversely affect the Company's results of operations. Further, the inability to estimate IBNR accurately may also affect its ability to take timely corrective actions, further exacerbating the extent of any adverse effect on its results.

If MHP Is Required to Maintain Higher Statutory Capital Levels for Its Existing Operations or if It Is Subject to Additional Capital Reserve Requirements as It Pursues New Business Opportunities, the Company's Liquidity May Be Adversely Affected.

MHP is subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, or net worth. The State of Florida may raise the statutory capital level from time to time. Other states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Regardless of whether Florida adopts risk-based capital requirements, the Florida state department of insurance can require MHP to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if it determines that maintaining additional statutory capital is in the best interests of MHP's Participating Members. Any increases in these requirements could materially increase our reserve requirements. In addition, as it continues to expand plan offerings in Florida or pursue new business opportunities, MHP may be required to maintain additional statutory capital reserves. In either case, available funds could be materially reduced, which could harm the Company's ability to implement its business strategy.

The Company Is Required to Comply With Laws Governing the Transmission, Security and Privacy of Health Information That Require Significant Compliance Costs, and Any Failure to Comply With These Laws Could Result in Material Criminal and Civil Penalties.

Regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, require the Company to comply with standards regarding the exchange of health information within its company and with third parties, including healthcare providers, business associates and members. These regulations include standards for common healthcare transactions, including claims information, plan eligibility, and payment information; unique identifiers for providers and employers; security; privacy; and enforcement. HIPAA also provides that to the extent that state laws impose stricter privacy standards than HIPAA privacy regulations, a state seeks and receives an exception from the Department of Health and Human Services regarding certain state laws, or state laws concern certain specified areas, such state standards and laws are not preempted.

The Company will conduct its operations in an attempt to comply with all applicable HIPAA requirements. Given the complexity of the HIPAA regulations, the possibility that the regulations may change, and the fact that the regulations are subject to changing and, at times, conflicting interpretation, its ongoing ability to comply with the HIPAA requirements is uncertain. Furthermore, a state's ability to promulgate stricter laws, and uncertainty regarding many aspects of such state requirements, make compliance more difficult. To the extent that the Company submits electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA, payments may be delayed or denied. Additionally, the costs of complying with any changes to the HIPAA regulations may have a negative impact on operations. Sanctions for failing to comply with the HIPAA health information provisions include criminal penalties and civil sanctions, including significant monetary penalties. In addition, failure to comply with state health information laws that may be more restrictive than the regulations issued under HIPAA could result in additional penalties.

Recent Challenges Faced by CMS Related to Implementation of Part D May Temporarily Disrupt or Adversely the PSN's and MHP's Relationships with their Respective Members.

Partially in anticipation of the implementation of Part D, CMS transitioned to new information and reporting systems, which have recently generated confusing and, the Company believes in some cases, erroneous membership and payment reports concerning Medicare eligibility and enrollment, most of which it believes reflects inadvertently disenrolled dual-eligible and other beneficiaries who were already members of the Company's PSN or HMO. In addition, recent media reports are prevalent concerning the confusion caused by failures in systems and reporting for Part D, particularly as these failures adversely affect the access of dual-eligibles and low-income beneficiaries to their prescription drugs. These developments have caused the Company's business to experience short-term disruptions in its operations and challenged its information and communications systems. Although the Company believes the current conditions are temporary, there can be no assurance that the current confusion, systems failures, and mistaken payment reports will not temporarily disrupt or adversely affect the PSN's or MHP's relationships with their respective members, which could result in a reduction of membership and adversely affect its results of operations.

There Can be No Assurance that The Company Will be Successful in Its Operation of MHP.

Although the Company has operated as a risk provider since 1997, it has only operated MHP since July 1, 2005. To successfully operate MHP, the Company believes it will have to continue its development of the following capabilities, among others: sales and marketing, customer service and regulatory compliance. The Company anticipates that the continued development efforts and reserve requirements for MHP can be funded by the Company's current resources and projected cash flows from operations. The Company expects to spend approximately $3.0 million to $5.0 million of its existing or future cash resources in 2006 to continue development and expansion of MHP. No assurances can be given that the Company will be successful in operating this segment of its business despite its allocation of a substantial amount of resources for this purpose. If MHP does not develop as anticipated or planned, the Company may have to devote additional managerial and/or capital resources to MHP, which could limit the Company's ability to manage and/or grow its PSN.

The Company May Be Unsuccessful in Implementing Its Growth Strategy If It Is Unable to Expand into New Service Areas in a Timely Manner in Accordance with Its Strategic Plans.

The Company's strategy is to continue to focus on growth within certain geographic regions of Florida. Continued growth may impair its ability to manage its existing operations and provide its services efficiently and to manage its employees adequately. Future results of operations could be materially adversely affected if it is unable to manage its growth efforts effectively.

The Company is seeking to continue to increase PSN and MHP membership and to expand to new service areas within its existing markets and in other markets.

The Company is likely to incur additional costs if the PSN or MHP enters new service areas in Florida where they do not respectively currently operate. The Company's rate of expansion into new geographic areas may also be limited by:

      o the time and costs associated with obtaining an HMO license to operate in the new area or expanding MHP's licensed service area, as the case may be;

      o the PSN and/or MHP's inability to develop a network of physicians, hospitals, and other healthcare providers that meets their respecitve requirements and those of the applicable regulators;

      o competition, which could increase the costs of recruiting members, reduce the pool of available members, or increase the cost of attracting and maintaining providers;

      o     the cost of providing healthcare services in those areas;

      o     demographics and population density; and

      o     the new annual enrollment period and lock-in provisions of the MMA.

The Company has Anti-Takeover Provisions Which May Make it Difficult to Acquire It or Replace or Remove Current Management.

Provisions in the Company's Articles of Incorporation and Bylaws may delay or prevent an acquisition of it or a change in its management or similar change in control transaction, including transactions in which its shareholders might otherwise receive a premium for their shares over then current prices or that shareholders may deem to be in their best interests. In addition, these provisions may frustrate or prevent any attempts by the Company's shareholders to replace or remove its current management by making it more difficult for shareholders to replace members of its Board of Directors. Because its Board of Directors is responsible for appointing the members of its management team, these provisions could in turn affect any attempt by its shareholders to replace current members of its management team. These provisions provide, among other things, that:

         o any shareholder wishing to properly bring a matter before a meeting of shareholders must comply with specified procedural and advance notice requirements;

      o special meetings of the Company's shareholders may be called only by the Chairman of the Board of Directors, its President or by the Board of Directors pursuant to a resolution adopted by a majority of the directors;

      o the authorized number of directors may be changed only by resolution of the Board of Directors; and

      o the Board of Directors has the ability to issue up to 10,000,000 shares of preferred stock, with such rights and preferences as may be determined from time to time by the Board of Directors, without shareholder approval.

The Company's Quarterly Results Will Likely Fluctuate, Which Could Cause the Value of Its Common Stock to Decline.

The Company is subject to quarterly variations in its Total Medical Expenses due to sometimes pronounced fluctuations in patient utilization. It has significant fixed operating costs and, as a result, is highly dependent on patient utilization to sustain profitability. Its results of operations for any quarter are not necessarily indicative of results of operations for any future period or full year. Metropolitan experiences a greater use of medical services in the winter months. As a result, its results of operations may fluctuate significantly from period to period, which could cause the value of its Common Stock to decline.

The Market Price of the Company's Common Stock Could Fall as a Result of Sales of Shares of Common Stock in the Market or the Price Could Remain Lower because of the Perception that Such Sales May Occur.

Metropolitan cannot predict the effect, if any, that future sales or the possibility of future sales may have on the market price of its Common Stock. As of December 31, 2005, there were 49,851,526 shares of its Common Stock outstanding, all of which are freely tradable without restriction with the exception of approximately 12,100,000 shares, owned by certain of its officers, directors and affiliates which may be sold publicly at any time subject to the volume and other restrictions promulgated pursuant to Rule 144 of the Securities Act. In addition, as of December 31, 2005, approximately 6,400,000 shares of the Company's Common Stock were reserved for issuance upon the exercise of options which were previously granted.

Sales of substantial amounts of Metropolitan's Common Stock or the perception that such sales could occur could adversely affect prevailing market prices which could impair its ability to raise funds through future sales of its Common Stock.

The market price and trading volume of Metropolitan's Common Stock could fluctuate significantly and unexpectedly as a result of a number of factors, including factors beyond the Company's control and unrelated to its business. Some of the factors related to Metropolitan's business include: termination of the Humana Agreements, announcements relating to the Company's business or that of its competitors, adverse publicity concerning organizations such as Metropolitan, changes in state or federal legislation and programs, general conditions affecting the industry, performance of companies comparable to the Company, and changes in the expectations of analysts with the respect to the Company's future financial performance. Additionally, Metropolitan's Common Stock may be affected by general economic conditions or specific occurrences such as epidemics (such as influenza), natural disasters (including hurricanes), acts of war or terrorism. Because of the limited trading market for the Company's Common Stock, and because of the possible price volatility, the Company's shareholders may not be able to sell their shares of Common Stock when they desire to do so. The inability to sell shares in a rapidly declining market may substantially increase the Company's shareholders' risk of loss because of such illiquidity and because the price for the Company's Common Stock may suffer greater declines because of its price volatility.

Delisting of Its Common Stock from AMEX Would Adversely Affect the Company and Its Shareholders.

Metropolitan's Common Stock is listed on the AMEX. To maintain listing of securities, the AMEX requires satisfaction of certain maintenance criteria that the Company is not sure that it will continue to be able to satisfy. If it is unable to satisfy such maintenance criteria in the future and it fails to comply, its Common Stock may be delisted from trading on AMEX. If its Common Stock is delisted from trading on AMEX, then trading, if any, might thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. and consequently an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock.

The Company's Common Stock May Not be Excepted from "Penny Stock" Rules, Which May Adversely Affect the Market Liquidity of Our Common Stock.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a "penny stock". The Securities Exchange Commission's (the "Commission" or the "SEC") regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For example, such exceptions include any equity security listed on a national securities exchange such as the AMEX. Currently, Metropolitan's Common Stock meets this exception. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. In addition, if our Common Stock becomes delisted from the AMEX and we do not meet another exception to the penny stock regulations, trading in its Common Stock would be covered by the Commission's Rule 15g-9 under the Exchange Act for non-national securities exchange listed securities. Under this rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities also are exempt from this rule if the market price is at least $5.00 per share. If the Company's Common Stock becomes subject to the regulations applicable to penny stocks, the market liquidity for its Common Stock could be adversely affected. In such event, the regulations on penny stocks could limit the ability of broker/dealers to sell Metropolitan's Common Stock and thus the ability of purchasers of its Common Stock to sell their shares in the secondary market.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2  PROPERTIES

Metropolitan's principal executive offices are located at 250 Australian Avenue South, Suite 400, West Palm Beach, Florida where it occupies 13,211 square feet at a current monthly rent of $16,800 pursuant to a lease expiring March 31, 2011. Starting in April 2006, it will occupy an additional 4,890 square feet in the same office building for an additional monthly fee of $7,100.

Metropolitan has a satellite office in Daytona Beach, Florida with 5,700 square feet and monthly rent of $8,600. The lease expires December 31, 2006.

The PSN leases seven offices serving patients in Central and South Florida with an aggregate monthly rental of $33,200 with expiration dates ranging from one to five years from December 31, 2005.

The HMO leases three offices that are located in Central and South Florida with an aggregate monthly rental of $8,800 with expiration dates ranging from one to three years from December 31, 2005.

ITEM 3  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings which are either immaterial in amount to it and its subsidiaries or involve ordinary routine litigation incidental to its business and the business of its subsidiaries. There is no material pending legal proceedings, other than routine litigation incidental to business and the business of Metropolitan's subsidiaries, to which it or any of its subsidiaries is a party or of which any our or its subsidiaries' property is the subject.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Metropolitan's Common Stock is currently traded on the American Stock Exchange and the Pacific Stock Exchange under the symbol "MDF". The following table sets forth the high and low sales prices for its Common Stock, as reported by American Stock Exchange, for each full quarterly period within the two most recent fiscal years:

                                             High                  Low
                                             ($)                   ($)
COMMON STOCK

Quarter ended March 31, 2004                 1.10                 0.67
Quarter ended June 30, 2004                  1.07                 0.81
Quarter ended September 30, 2004             1.70                 0.80
Quarter ended December 31, 2004              2.90                 1.35
Quarter ended March 31, 2005                 3.25                 2.14
Quarter ended June 30, 2005                  3.14                 2.16
Quarter ended September 30, 2005             2.85                 2.41
Quarter ended December 31, 2005              2.68                 2.00

At March 1, 2006, the price per share of Metropolitan's common stock was $2.16 and it believes we had approximately twelve beneficial shareholders.

Metropolitan has never declared or paid any cash dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future. Pursuant to Florida law, it is prohibited from paying dividends or otherwise distributing funds to our shareholders, except out of legally available funds. The declaration and payment of dividends on its common stock and the amount thereof will be dependent upon its results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. No assurance can be given that it will pay any dividends on its common stock in the future. Metropolitan presently intends to invest its earnings, if any, in the development and growth of its operations and the reduction of debt.

Equity Compensation Plan

Information regarding Metropolitan's existing equity compensation plans as of December 31, 2005 is included in Item 12 of this Form 10-K and is incorporated herein by reference.

ITEM 6  SELECTED FINANCIAL DATA

Set forth below is Metropolitan's selected historical consolidated financial data for the five fiscal years ended December 31, 2005. The selected historical consolidated financial data should be read in conjunction with the consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report. The consolidated statement of operations data and balance sheet data for the years ended December 31, 2001, 2002, 2003, 2004 and 2005 are derived from its audited consolidated financial statements which have been audited by Kaufman, Rossin & Co., P.A., Metropolitan's registered public accounting firm.


                                                                    For the years ended December 31,
                                              2005 (2)         2004 (1)            2003              2002               2001
                                           -------------    -------------     -------------     -------------     -------------
Net revenues                               $ 183,765,191    $ 158,069,791     $ 143,874,488     $ 140,063,566     $ 128,186,307
Operating income/(loss)                        3,232,678       11,855,915         7,106,428       (10,898,177)        2,201,632
Income/(Loss) from continuing
   operations before income taxes              3,849,549       11,473,732         5,861,303       (13,865,800)          934,163
Income/(Loss) from continuing
   operations                                  2,381,743       18,853,978         5,861,303       (13,865,800)          934,163
Discontinued operations, net of tax                   --          (31,266)       (1,459,550)       (3,215,087)       (1,303,404)
Net income/(loss)                              2,381,743       18,822,712         4,401,753       (17,080,887)         (369,241)
Basic income/(loss) from continuing
   operations per share                             0.05             0.42              0.17             (0.46)             0.03
Basic earnings/(loss) per share                     0.05             0.42              0.13             (0.56)            (0.02)
Diluted earnings/(loss) per share                   0.05             0.38              0.10             (0.56)            (0.02)
Weighted average common shares
   outstanding-basic                          48,975,803       45,123,843        34,750,173        30,374,669        25,859,411
Weighted average common shares
   outstanding-diluted                        51,007,396       50,028,303        46,914,839        30,374,669        25,859,411
Cash dividend declared                                --               --                --                --                --

Financial Position
Cash and equivalents                       $  15,572,862    $  11,344,113     $   2,176,204     $     399,614     $     393,968
Total current assets                          24,479,528       18,923,011         5,452,254         5,957,163        12,922,453
Total assets                                  33,115,106       28,037,263         9,223,729        10,158,911        17,379,262
Total current liabilities                      3,416,244        3,224,633         7,822,298        13,784,575         9,796,526
Total liabilities                              3,416,244        3,474,633         9,726,390        17,027,204        10,683,441
Total working capital                         21,063,284       15,698,378        (2,370,044)       (7,827,412)        3,125,927
Long - term obligations,
   including current portion                          --        1,132,000         2,983,576         5,603,370         1,821,705
Total stockholder's equity/
   accumulated deficit                        29,698,862       24,562,630          (502,661)       (6,868,293)        6,695,821

(1) The financial data for 2004 includes a deferred tax asset of $8,281,110 and a benefit from income taxes of $7,380,246.

(2) The financial data for 2005 includes a deferred tax asset of $7,993,000 and an income tax expense of $1,467,806.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2005, substantially all of the Company's revenues were directly or indirectly derived from reimbursements generated by Medicare Advantage health plans. As a result, the Company's revenue and profitability are dependent on government funding levels for Medicare Advantage programs. See "ITEM 1 - DESCRIPTION OF BUSINESS - Medicare", "-Medicare Modernization Act".

For the twelve months ended December 31, 2005, approximately 98% of Metropolitan's revenue came from the Humana Agreements. The Humana Agreements have one-year terms and renew automatically each December 31 for additional one-year terms unless terminated for cause or upon 180 days' prior notice. Failure to maintain the Humana Agreements on favorable terms would adversely affect Metropolitan's results of operations and financial condition.

The Humana Agreements and MHP's agreement with CMS are risk agreements under which the PSN and MHP, respectively, receive net monthly payments per Participating Member at a rate established by the agreements, also called a capitated fee. In accordance with the agreements, the capitated fee is a function of the number of Participating Members, regardless of the actual utilization rate of covered services.

To the extent that the Participating Members require more care than is anticipated, aggregate capitation fees may be insufficient to cover the costs associated with the treatment of such members. If medical expenses exceed the Company's estimates, except in very limited circumstances, it will be unable to increase the premiums it receives under these contracts during the then-current terms.

Relatively small changes in the Company's ratio of medical expense to revenue can create significant changes in its financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims, may have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

See "ITEM 1B. RISK FACTORS" for further discussion of the most significant risks that affect the Company's business, financial condition, results of operations and/or cash flows.

Critical Accounting Policies

The Company's significant accounting policies are described in Note 1 on pages F-8 through F-13 of the "Notes to Consolidated Financial Statements" included in this Form 10-K. The Company believes that its most critical accounting policies include "Use of Estimates, Revenue, Expense and Receivables" and "Use of Estimates, Deferred Tax Asset."

Use of Estimates, Revenue, Expense and Receivables.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. The most significant area requiring estimates relate to the PSN's arrangement with Humana and such estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

With regard to revenues, expenses and receivables arising from the Humana Agreements, Metropolitan estimates amounts it believes will ultimately be realizable based in part upon estimates of IBNR (claims incurred but not reported) and estimates of retroactive adjustments or unsettled costs to be applied by Humana. The IBNR estimates are made by Humana utilizing actuarial methods and are continually evaluated by Metropolitan's management based upon its specific claims experience. With regards to MHP, the cost of medical benefits is recognized in the period in which services are provided and includes an IBNR estimate based on management's best estimate of medical benefits payable, in conjunction with an independent actuarial firm. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements. See "Notes to Consolidated Financial Statements," Note 1 - "Use of Estimates, Revenue, Expense and Receivables" and "RISK FACTORS - "A Failure To Estimate Incurred But Not Reported...".

During 2005, the Company incurred approximately $4.0 million of medical costs related to the implantation of certain Implantable Automatic Defibrillators ("AICD's"). CMS has directed that the costs of certain of these procedures that meet 2005 eligibility requirements be paid by CMS, rather than billed to Medicare Advantage plans. The Company is working with Humana and the related providers to secure reimbursement for these amounts, and has estimated a recovery of approximately $2.2 million at December 31, 2005. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

Use of Estimates, Deferred Tax Asset.

The Company has recorded a deferred tax asset of approximately $8.0 million at December 31, 2005. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material (see "Notes to Consolidated Financial Statements," Note 1 - "Use of Estimates, Deferred Tax Asset" and Note 6 - "Income Taxes").

In the future, if Metropolitan determines that it cannot, on a more likely than not basis, realize all or part of its deferred tax assets in the future, an adjustment to establish (or record an increase in) the deferred tax asset valuation allowance would be charged to income in the period in which such determination is made.

Off-Balance Sheet Arrangements

Metropolitan does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Metropolitan's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations


                                                               Payment Due by Period
           Contractual                                Less Than          1-3            4-5         More Than
           Obligations                 Total            1 Year          Years          Years         5 years
           -----------                 -----            ------          -----          -----         -------
Operating lease obligations       $  7,715,000      $ 1,821,000     $ 3,248,000     $ 2,350,000     $  296,000
Employment obligations               2,368,000        2,368,000              --              --             --
                                  -------------     -----------     -----------     -----------     ----------
                                  $ 10,083,000      $ 4,189,000     $ 3,248,000     $ 2,350,000     $  296,000
                                  ============      ===========     ===========     ===========     ==========

As of December 31, 2005, Metropolitan had no long-term debt and no payment obligations that would constitute capital lease obligations.

                       Comparison of Fiscal 2005 and 2004

Introduction

For the year ended December 31, 2005, Metropolitan recognized revenues of $183.8 million compared to $158.1 million in the prior year, an increase of $25.7 million or 16.3%. Medical expenses for 2005 were $165.1 million, an increase of $25.6 million over 2004, resulting in an increase in the Company's medical expense ratio from 87.1% to 89.9%.

Income before income taxes for 2005 was $3.8 million compared to $11.5 million in 2004. As described in great detail below, the 2005 results reflect losses related to the start-up operations of the Company's Medicare Advantage HMO. Net income for 2005, inclusive of an income tax provision of $1.5 million, was $2.4 million compared to $18.9 million for the year ended December 31, 2004. The prior year included a $7.4 million tax benefit recorded at December 31, 2004. Basic net earnings per share, inclusive of a $0.03 charge to income tax, was $0.05 for the year ended December 31, 2005 compared to $0.42 in 2004. The prior year included $0.16 per share attributable to the $7.4 million tax benefit recorded at December 31, 2004. The decrease in the basic net earnings per share for the year ended December 31, 2005, while primarily due to the decrease in net income, partially reflects the increase in the number of weighted average shares outstanding, from 45,123,843 at December 31, 2004 to 48,975,803 in the current year. The majority of the shares issued during fiscal 2005 relate to shares issued upon the exercise of stock options.

In both 2004 and 2005, Metropolitan operated in two financial reporting segments, the PSN business and the Medicare Advantage HMO business.

The PSN reported a segment gain before income taxes and allocated overhead of $15.5 million for the year ended December 31, 2005, a decrease of $1.7 million compared to the prior year. The Company began developing the Medicare Advantage HMO in the second half of 2004, and officially launched operations in July 2005. The HMO segment incurred a net loss before income taxes and allocated overhead of $6.6 million for the year ended December 31, 2005, compared to a net loss of only $433,000 in 2004. Allocated overhead amounted to $5.0 million and $5.4 million in the years ended December 31, 2005 and 2004, respectively.

Membership

Total Medicare Advantage lives, the number of Medicare beneficiaries cared for either our PSN or HMO, increased approximately 900 members from December 2004 to a membership of approximately 27,600 for December 2005. Member months, the combined total membership for each month of the measurement period, were 321,775 and 304,358 for the 2005 and 2004 years, respectively. Included in these numbers were approximately 4,153 member months in the Company's HMO. Total membership enrolled in the HMO was approximately 1,401 for December 2005. The HMO's marketing efforts in December generated approximately 400 additional members effective January 1, 2006.

During the year the Company discontinued its contractual relationship with three of its South Florida physician practices due to non-compliance with the Company's policies and procedures. These centers accounted for approximately 790 members, with corresponding revenue and medical expenses for the nine months of $3.9 million and $4.1 million, respectively, resulting in a medical expense ratio of 104.2% and a net loss of approximately $163,000 on this business. Two of the centers, accounting for approximately 680 of the members, were cancelled effective October 1, 2005. The other center was cancelled effective August 1, 2005.

Revenues


                                                      Year Ended                         %
                                            12/31/2005          12/31/2004            Change
                                            ----------          ----------            ------
PSN revenues from Humana                  $179,646,034        $  156,648,863           14.7%

    Percentage of total revenue                   97.8%                 99.1%
HMO revenue                                  2,825,377                    --            n/a
    Percentage of total revenue                    1.5%                  0.0%
Other                                        1,293,780             1,420,928           -8.9%
    Percentage of total revenue                    0.7%                  0.9%
                                          ------------        --------------
Total revenue                             $183,765,191        $  158,069,791           16.3%
                                          ============        ==============

Revenues for the year ended December 31, 2005 increased $25.7 million, or 16.3%, over the prior year, from $158.1 million to $183.8 million. PSN revenues from Humana increased 14.7%, from $156.6 million to $179.6 million. Approximately $15.4 million in incremental revenues were generated by 2005 premium and MRA increases that averaged approximately 9.6% in the Daytona market and 10.5% in South Florida, with net membership increases accounting for the balance.

Included in the 2005 funding increases were medical risk adjustment ("MRA") increases totaling approximately $2.9 million. The purpose of risk adjustment is to use health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. From 2000 to 2003, risk adjusted payment accounted for only 10% of Medicare health plans payment, with the remaining 90% based on demographic factors. In 2004 and 2005, the portion of risk-adjusted payment was increased to 30% and 50%, respectively. The portion of risk-adjusted payment has increased to 75% in 2006, with the 100% phase-in of risk-adjusted payment to be completed in 2007.

For the last two fiscal years, the Company believes its Revenues, net have been positively impacted by Medicare's risk adjustment program. However, the Company does not believe it can accurately predict the future impact of Medicare's risk adjustment payment system on its future revenues. See "RISK FACTORS - CMS's Risk Adjustment System and Budget Neutrality..."

Revenues for the Company's newly operational HMO amounted to $2.8 million for 2005, all of which was generated in the last two quarters of the year.

Expenses


                                                                     Year Ended                       %
                                                            12/31/2005        12/31/2004           Change
                                                            ----------        ----------           ------
Total medical expenses                                      165,130,745       137,756,207           19.9%
    Percentage of total revenue                                    89.9%             87.1%
Administrative payroll, payroll taxes and benefits            6,866,806       $ 4,394,415           56.3%
    Percentage of total revenue                                     3.7%              2.8%
Marketing and advertising                                     2,754,198           138,823         1884.0%
    Percentage of total revenue                                     1.5%              0.1%
General and administrative                                    5,780,764         3,924,431           47.3%
    Percentage of total revenue                                     3.1%              2.5%
                                                           ------------      ------------
Total expenses                                             $180,532,513      $146,213,876           23.5%
                                                           ============      ============

Operating expenses for the year ended December 31, 2005 increased $34.3 million over the prior year period, from $146.2 million to $180.5 million. The 2005 year included approximately $9.5 million in expenses related to the Company's HMO division, compared to only $460,000 in 2004.

Total Medical Expenses

Medical expenses represent the total costs of providing patient care and are comprised of two components, direct medical costs and other medical costs. Medical expenses totaled $165.1 million and $137.8 million for the years ended December 31, 2005 and 2004, respectively. The Company's medical expense ratio ("MER"), the ratio of total medical expense to revenue, increased from 87.1% in 2004 to 89.9% in the current year. The MER was adversely affected by a number of factors. The costs of plan benefit enhancements designed to increase enrollment approximated the 2005 funding increases, resulting in an incremental MER increase of 0.9% over the prior year. Second, as discussed above, the Company discontinued its relationships with three South Florida physician practices, which operated at an MER exceeding 104% for 2005, resulting in an overall 2005 MER increase of 0.4% over 2004. The balance of the MER increase (1.5%) was due to increased utilization and cost increases. The MER for the Company's HMO division was approximately 85.4%

Administrative Payroll, Payroll Taxes and Benefits

Administrative payroll, taxes and benefits include salaries and related costs for the Company's executive administrative and sales staff. For 2005, administrative payroll, taxes and benefits were $6.9 million, compared to the prior year's total of $4.4 million. The Company's HMO segment accounted for all of the net increase.

Marketing and Advertising

Marketing and advertising expense for 2005 was $2.8 million, compared to only $139,000 in 2004. This represents the costs and sales commissions incurred to launch the Company's HMO AdvantageCare brand, and advertise and sell the Company's new HMO product.

General and Administrative

General and administrative expenses for 2005 amounted to $5.8 million, an increase of $1.9 million over the prior year period. This increase is primarily attributable to the following expenses incurred in connection with the in the development, launch and operations of the Company's HMO, principally with respect to legal and accounting, outsourced claims and member services, and software implementation.

Other Income and Expenses


                                                      Year Ended                        %
                                             12/31/2005         12/31/2004           Change
                                             ----------         ----------           ------
Interest and penalty expense                 $  (14,462)       $  (296,035)          -95.1%
    Percentage of total revenue                     0.0%              -0.2%
Interest income                                 449,752            100,506           347.5%
    Percentage of total revenue                     0.2%               0.1%
Other                                           129,913             13,346           873.4%
    Percentage of total revenue                     0.1%               0.0%
Recovery on note receivable-pharmacy             51,668                 --             n/a
    Percentage of total revenue                     0.0%               0.0%
Reserve on note receivable-pharmacy                  --           (200,000)         -100.0%
    Percentage of total revenue                     0.0%              -0.1%
                                             ----------        -----------
Total  other income (expense)                $  616,871        $  (382,183)          261.4%
                                             ==========        ===========

Other income and expenses increased from an expense of $382,000 in 2004 to income of $617,000 in 2005. Other income and expenses for 2005 included a decrease in interest expense of $282,000 from the prior year as the Company repaid all of the debt and IRS obligations carried by the Company in 2004. Investment income increased $349,000 for the year while other income increased $117,000, primarily resulting from refunds of prior year IRS interest and penalty charges relating to the Company's discontinued pharmacy division. The year ended December 31, 2004 included a $200,000 reserve on the note receivable from the purchaser ("Purchaser") of the pharmacy operations in 2003. This note was due in May 2004 and was in default as of December 31, 2004. On February 11, 2005, Metropolitan and the Purchaser executed a settlement agreement requiring the note to be repaid in monthly installments ranging from $5,000 to $10,000, with interest at 8%, until paid in full. Approximately $52,000 of this note plus interest was collected in 2005 and included in other income and expenses.

Income taxes

The 2005 results included income taxes of approximately $1.5 million, as compared to a $7.4 million tax benefit in 2004 resulting from the recognition of a deferred tax asset, resulting in a decrease in net income from 2004 to 2005 of approximately $8.8 million.

                       Comparison of Fiscal 2004 and 2003

Introduction

For the year ended December 31, 2004, Metropolitan recognized revenues of $158.1 million compared to $143.9 million in the prior year, an increase of $14.2 million or 9.9%. Net income for 2004 was $18.8 million compared to $4.4 million for the year ended December 31, 2003. The 2004 year included a $7.4 million benefit from income taxes while the 2003 year included approximately $1.5 million in losses related to its discontinued pharmacy operations. Operating income improved 66.8%, from $7.1 million in 2003 to $11.9 million in 2004.

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

In 2004, Metropolitan operated in two segments for purposes of presenting financial information and evaluating performance, the PSN (managed care and direct medical services) and the HMO. The HMO division was in the development stage. During 2003, Metropolitan also operated in two segments, the PSN and the pharmacy. Metropolitan disposed of its pharmacy division in November 2003 and, accordingly, the operations of the pharmacy division are reported as discontinued operations. The remaining PSN segment, prior to allocation of corporate overhead, reported an increase in income, from $11.5 million in 2003 to $17.2 million in 2004. In 2004, Metropolitan began the process of developing its own Medicare Advantage HMO and, as of December 31, 2004, had incurred $460,000 of related expenses.

The passage of the Medicare Modernization Act in late 2003 brought a number of sweeping changes to Medicare, including substantially increasing participation in Medicare Advantage through increased funding commitments. Beginning with a nationwide average increase of 10.6% in 2004, this stimulus allowed plans to improve benefits and attract new enrollees.

Membership

Total Medicare Advantage lives increased approximately 1,400 members from December 31, 2003 to a membership of 26,700 at December 31, 2004. Expansion of Metropolitan's primary physician network resulted in an incremental increase in excess of 2,100 members. Attrition slowed considerably in 2004, the result of the increased funding and a corresponding improvement in member benefits provided by the MMA. As a result, net membership decreases from attrition, which were approximately 1,200 in 2003, decreased to 770 in 2004.

Revenues


                                                 Year Ended                        %
                                         12/31/2004        12/31/2003           Change
                                         ----------        ----------           ------
PSN revenues from Humana                $156,648,863      $142,275,841           10.1%
    Percentage of total revenue                 99.1%             98.9%
Other                                      1,420,928         1,598,647          -11.1%
    Percentage of total revenue                  0.9%              1.1%
                                        ------------      ------------
Total revenue                           $158,069,791      $143,874,488            9.9%
                                        ============      ============

Revenues for the year ended December 31, 2004, increased $14.2 million, or 9.9%, over the prior year, from $143.9 million to $158.1 million. PSN revenues from Humana increased 10.1%, from $142.3 million to $156.6 million. As previously discussed, approximately $19.6 million in incremental revenues were generated by Medicare funding and MRA increases that totaled 13.2% in the Central Florida market and 15.7% in South Florida, while the addition of three new South Florida medical practices in the last four months of 2004 accounted for $2.3 million in incremental revenue. These increases were partially offset by net declines in membership, resulting in approximately $5.8 million in reduced revenue. In addition, effective August 1, 2003, Metropolitan cancelled its risk arrangement with one of its South Florida centers due to noncompliance with Metropolitan's policies and procedures, resulting in a funding decrease of $1.7 million for the year ended December 31, 2004 as compared to 2003.

Included in the 2004 funding increases were MRA increases totaling approximately $2.3 million. The purpose of risk adjustment is to use health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. From 2000 to 2003, risk adjusted payment has accounted for only 10 percent of Medicare health plans payment, with the remaining 90 percent being based on demographic factors used before the BBA was enacted. In 2004, the portion of risk-adjusted payment was increased to 30 percent, from 10 percent in 2003. The portion of risk-adjusted payment increased to 50 percent in 2005 and 75 percent in 2006, with the 100% phase-in of risk-adjusted payment to be completed in 2007.

Expenses


                                                                    Year Ended                       %
                                                            12/31/2004        12/31/2003          Change
                                                            ----------        ----------          ------
Total medical expenses                                     $137,756,207      $129,384,684            6.5%
    Percentage of total revenue                                    87.1%             89.9%
Administrative payroll, payroll taxes and benefits            4,394,415         3,856,586           13.9%
    Percentage of total revenue                                     2.8%              2.7%
Marketing and advertising                                       138,823               106       130865.1%
    Percentage of total revenue                                     0.1%              0.0%
Bad debt expense                                                     --           100,000         -100.0%
    Percentage of total revenue                                     0.0%              0.1%
General and administrative                                    3,924,431         3,426,684           14.5%
    Percentage of total revenue                                     2.5%              2.4%
                                                           ------------      ------------
Total expenses                                             $146,213,876      $136,768,060            6.9%
                                                           ============      ============

Total expenses for the year ended December 31, 2004 increased $9.4 million, or 6.9%, over the year ended December 31, 2003, from $136.8 million to $146.2 million.

Total Medical Expenses

Medical expenses, the largest component of expense, represent the total costs of providing patient care and are comprised of two components, direct medical costs and other medical costs. Medical expenses for 2004 were $137.8 million compared to $129.4 million for 2003. The Company's medical expense ratio improved from 89.9% in 2003 to 87.1% in 2004. While Humana enhanced the benefits provided in its 2004 Medicare Advantage benefit plans in Metropolitan's markets, increased Medicare funding and favorable medical utilization more than offset the increased benefit costs. In addition, the absolute level of Metropolitan's average benefit costs per member life increased in 2004 relative to 2003 as a result of, among other things, the most severe flu season in four years, which resulted in increases in hospital admissions and lengths of stay in the first quarter of 2004.

Administrative Payroll, Payroll Taxes and Benefits

Administrative payroll, taxes and benefits for 2004 was $4.4 million, as compared to the 2003 total of $3.9 million, a $538,000 increase. The increase was primarily due to a $525,000 incremental increase in accrued bonus and pension expenses.

General and Administrative

General and administrative expenses for 2004 amounted to $3.9 million, an increase of $497,000 over the prior year. Among the increases, $100,000 resulted from contributions made by Metropolitan to relief efforts in the aftermath of Hurricanes Frances and Jeanne, which had a significant impact on Metropolitan's service area. Another $321,000 of incremental expense was incurred in the development of Metropolitan's HMO, with the balance of the increase resulting from small net increases over a wide range of expense categories.

Other income and expenses

                                                                  Year Ended                     %
                                                         12/31/2004        12/31/2003          Change
                                                         ----------        ----------          ------
Interest and penalty expense                            $      (296,035)   $  (1,218,208)          -75.7%
    Percentage of total revenue                                   -0.2%             -0.8%
Interest income                                                 100,506            26,758          275.6%
    Percentage of total revenue                                    0.1%              0.0%
Other                                                            13,346          (53,675)         -124.9%
    Percentage of total revenue                                    0.0%              0.0%

Reserve on note receivable-pharmacy                           (200,000)                 -         -100.0%
    Percentage of total revenue                                   -0.1%              0.0%
                                                     -------------------   ---------------
Total  other income (expense)                              $  (382,183)     $ (1,245,125)          -69.3%
                                                     ===================   ===============


Other income and expenses for the year included a decrease in interest expense of $922,000 from the prior year due to the decreased average amount of debt and IRS obligations carried by Metropolitan in the 2004 period as compared to the prior year. In addition, as a result of Metropolitan's increased cash balances, interest income increased from $27,000 in 2003 to $101,000 in 2004. Other income and expenses also included a $200,000 reserve on the note receivable from the purchaser ("Purchaser") of the pharmacy operations. This note was due in May 2004 and, as of December 31, 2004 was in default.

Income tax

The Company recorded a benefit from income taxes of approximately $7.4 million at December 31, 2004. Realization of the benefit and the associated deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material (See "Notes to Consolidated Financial Statements," Note 6 - "Income Taxes").

Discontinued operations

Losses related to the discontinued pharmacy operations for the twelve months were $31,000 in 2004 as compared to $1.5 million in 2003. The pharmacy operations were sold in November 2003.

Liquidity and Capital Resources

Total cash and equivalents and short-term investments at December 31, 2005 totaled approximately $15.6 million as compared to approximately $12.8 million at December 31, 2004. As of December 31, 2005, the Company had a working capital surplus of approximately $21.1 million as compared to a working capital surplus of approximately $15.7 million as of December 31, 2004, an increase of approximately $5.4 million or 34.2%.

The company's total stockholder equity increased approximately $5.1 million, or 18.1%, from approximately $24.6 million at December 31, 2004 to approximately $29.7 million at December 31, 2005.

In 2004, Metropolitan adopted an investment policy with respect to the investment of its cash and equivalents. The investment policy goal is to obtain the highest yield possible while investing only in highly rated instruments or investments with nominal risk of loss of principal. The investment policy sets forth a list of "Permitted Investments" and provides that any exceptions to the policy and procedure must be approved by the Chief Financial Officer or the Chief Executive Officer. The Company did not have any short-term investments as of December 31, 2005 as compared to $1.5 million of Short-Term Investments as of December 31, 2004.

At December 31, 2005, the Company had no outstanding debt.

Net cash provided by operating activities for the year ended December 31, 2005 constituted approximately $2.6 million of the $4.2 million increase in Cash and equivalents. Net income of $2.4 million was the largest source of cash flow from operating activities. The other large sources of cash from operating activities were:

      o     an increase in deferred income taxes of $1.5 million;

      o     an increase in IBNR payable of $694,000;

      o     depreciation and amortization of $355,000; and

      o     an increase in accrued payroll of $235,000.

These sources of cash were partially offset by the following uses of cash:

      o     an increase in accounts receivable of $2.7 million; and

      o     an increase in other assets of $216,000.

During 2005, the Company incurred approximately $4.0 million of medical costs related to the implantation of certain Implantable Automatic Defibrillators ("AICD's"). CMS has directed that the costs of certain of these procedures that meet 2005 eligibility requirements be paid by CMS, rather than billed to Medicare Advantage plans. The Company is working with Humana and the related providers to secure reimbursement for these amounts, and has estimated a recovery of approximately $2.2 million at December 31, 2005, which is included in accounts receivable.

Net cash provided by investing activities for the year ended December 31, 2005 constituted approximately $1.5 million of the $4.2 million increase in cash. During fiscal 2005, the Company redeemed all of its short-term investments and restricted certificates of deposit, generating $1.5 million and $1.0 million of cash, respectively. These sources of cash were partially offset by the Company's utilization of $628,000 and $421,000 in cash for the acquisition of long-term investments and capital expenditures, respectively

The Company's financing activities for the year ended December 31, 2005 provided approximately $211,000 of cash. The Company generated approximately $1.4 million of cash in connection with the issuance of common stock upon the exercise of outstanding options and warrants. This source of cash was partially offset by repayments of notes payable amounting to $1.1 million and an additional $85,000 cash expenditure for the repurchase of warrants.

On May 6, 2005 the Company executed an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $1.0 million and expires on March 31, 2006. The outstanding balance, if any, bears interest at the bank's prime rate. The credit facility requires the Company to comply with certain financial covenants, including a minimum liquidity requirement of $2.0 million. The availability under the line of credit secures a $1.0 million letter of credit that the Company has caused to be issued in favor of Humana. This arrangement allows for $1.0 million of cash, which was formerly invested in a certificate of deposit and recognized as restricted cash on the Company's balance sheets to be available for operations. As of December 31, 2005, the Company has not utilized this commercial line of credit.

The Company anticipates that the ongoing development efforts, reserve requirements and operating costs for its developing HMO business can continue to be funded by the Company's current resources and projected cash flows from operations. The Company currently expects to spend additional resources in expanding and bringing its HMO to profitability. The Company's HMO currently operates in six counties and is preparing to file expansion applications for several additional Florida counties. While no assurance is given that approval will be granted to operate in any or all of these counties, the Company has been investing resources in network development efforts for this expansion. Enrollments in these new markets could begin as early as January 2007, with marketing and sales efforts commencing in 2006.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices. The Company does not currently have any trading derivatives nor does it expect to have any in the future. It has established policies and internal processes related to the management of market risks, which it uses in the normal course of our business operations.

Intangible Asset Risk

Metropolitan has a substantial amount of intangible assets. It is required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of its periodic evaluations, it may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to the Company's operating results and financial position. Although at December 31, 2005 it believed its intangible assets were recoverable, changes in the economy, the business in which it operates and its own relative performance could change the assumptions used to evaluate intangible asset recoverability. Metropolitan continues to monitor those assumptions and their effect on the estimated recoverability its intangible assets.

Equity Price Risk

Metropolitan does not own any equity investments, other than in our subsidiaries. As a result, it does not currently have any direct equity price risk.

Commodity Price Risk

Metropolitan does not enter into contracts for the purchase or sale of commodities. As a result, it does not currently have any direct commodity price risk.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and additional Supplementary Data are included on pages F-1 to F-21 of this Form 10-K.

Summary of Consolidated Quarterly Earnings (unaudited):


                                                                            For the Quarter Ended
                                              December 31, 2005**   September 30, 2005       June 30, 2005       March 31, 2005
                                              -----------------     ------------------       -------------       --------------
Net revenues                                    $ 47,076,537           $ 44,999,881          $ 46,169,207         $ 45,519,566

(Loss)/Income from continuing operations        $   (545,138)          $    539,493          $  1,242,786         $  1,144,602

Net (Loss)/Income                               $   (545,138)          $    539,493          $  1,242,786         $  1,144,602

Net (Loss)/Income - per share - basic           $      (0.01)          $       0.01          $       0.03         $       0.02
Net (Loss)/Income - per share - diluted         $      (0.01)          $       0.01          $       0.02         $       0.02


                                                                            For the Quarter Ended
                                              December 31, 2004      September 30, 2004      June 30, 2004*      March 31, 2004
                                              -----------------      ------------------      --------------      --------------
Net revenues                                    $ 40,880,563           $ 40,091,999          $ 38,554,033         $ 38,543,196

Income from continuing operations               $  9,839,757           $  3,654,603          $  3,868,851         $  1,490,767

Net Income                                      $  9,853,883           $  3,666,746          $  3,857,274         $  1,444,809

Net Income - per share - basic                  $       0.21           $       0.08          $       0.08         $       0.03
Net Income - per share - diluted                $       0.19           $       0.07          $       0.08         $       0.03

* Includes $200,000 reclassification of reserve on pharmacy note from discontinued operations.

** See note 12 to the Consolidated Financial Statements for significant fourth quarter adjustments.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Metropolitan's management, which includes its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the fiscal year covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Metropolitan's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management, which includes the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

    o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

    o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

    o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2005, the Company's internal control over financial reporting is effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by Kaufman, Rossin & Co., P.A., our independent registered public accounting firm. They have issued an attestation report on our assessment of the company's internal control over financial reporting. Their report appears below.

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Metropolitan Health Networks, Inc. and Subsidiaries
West Palm Beach, Florida

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Metropolitan Health Networks, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Metropolitan Health Networks, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Metropolitan Health Networks, Inc.'s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Metropolitan Health Networks, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Metropolitan Health Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended December 31, 2005 of Metropolitan Health Networks, Inc. and Subsidiaries and our report dated March 11, 2006 expressed an unqualified opinion thereon.


                                                KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida
March 11, 2006

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect Metropolitan's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of the date of this filing, Metropolitan's directors and executive officers are as follows:


Name                                                   Age          Position
----                                                   ---          --------
Michael M. Earley..............................        50           Chairman and Chief Executive Officer
Debra A. Finnel ...............................        44           President, Chief Operating Officer and Director
David S. Gartner, CPA..........................        48           Chief Financial Officer
Jose A. Guethon, M.D.                                  43           President of PSN
Roberto L. Palenzuela, Esq.....................        42           General Counsel and Secretary
Karl M. Sachs, CPA.............................        69           Director
Martin W. Harrison, M.D........................        53           Director
Eric Haskell, CPA..............................        59           Director
Barry T. Zeman ................................        59           Director

There are no family relationships among any of our officers or directors, nor are there any arrangements or understandings between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

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

DEBRA A. FINNEL, President and Chief Operating Officer, has been employed by Metropolitan since January 1999 and has served on the Board of Directors of Metropolitan since 2002. She has over twenty years of healthcare experience in the South Florida market, specializing in managed care and risk contracting, including five years as Regional Director with FamilyCare, Inc., the largest affiliate of International Medical Centers, Inc., Florida's first Medicare+Choice HMO. Prior to joining Metropolitan, Ms. Finnel was President and Chief Operating Officer of Advanced HealthCare Consultants, Inc., which managed and owned physician practices in multiple states and provided turnaround consulting to managed care providers, MSOs, Independent Physician Associations and hospitals. She also has extensive experience in provider contracting, claims administration and customer service. Ms. Finnel has had an affiliated provider relationship with Humana Medical Plans since their inception in the Florida market in 1986 and has developed strong relationships with many senior healthcare executives throughout Florida, as well as state and federal government.

DAVID S. GARTNER, CPA joined Metropolitan in November 1999 as its Chief Financial Officer. He is a certified public accountant with over twenty-four years experience in accounting and finance, including fourteen years of specialization in the healthcare industry. Previously, from July 1998 through November 1999, Mr. Gartner served as Chief Financial Officer of Medical Specialists of the Palm Beaches, Inc., a large Palm Beach County multi-practice, multi-specialty group of 40 physicians. Prior to Medical Specialists, he held the position of Chief Financial Officer at National Consulting Group, Inc., a treatment center licensed for 140 inpatient beds in New York and Florida, from 1991 to 1998. Mr. Gartner is a member of the American Institute of Certified Public Accountants and is a graduate of the University of Buffalo, where he received his Bachelor of Science Degree in Accounting.

JOSE A. GUETHON, M.D. was appointed as President of the PSN in January 2006. Dr. Guethon initially joined Metropolitan in October 2001 and has served in a variety of positions, including as Medical Director and Staff Physician from October 2001 through June 2004, as Senior Vice President of Utilization and Quality Improvement from June 2004 through January 2005 and as Chief Medical Officer of our HMO from January 2005 through December 2005. Dr. Guethon has approximately 15 years of healthcare experience both in clinical and administrative medicine, and is board-certified in family practice. Prior to joining Metropolitan, Dr. Guethon served as the Regional Medical Director for JSA Healthcare Corporation, a provider service network located in Tampa, Florida from April 2001 through October 2001 and as the Medical Director of Humana's Orlando market operations from April 1998 through April 2001. Dr. Guethon earned his undergraduate degree from the University of Miami, his doctorate in medicine degree from the University of South Florida College of Medicine, and completed an MBA program at Tampa College.

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

MARTIN W. HARRISON, M.D. has served as a Director of Metropolitan since June 1999 and currently serves as a member of Metropolitan's Compensation, Audit & Finance and Governance & Nominating Committees. From 2000 to March 2003, Mr. Harrison also served as an advisor to the Board of Directors of Metropolitan. Mr. Harrison is a self-employed medical doctor and has practiced medicine in South Florida, specializing in preventive and occupational medicine. Dr. Harrison completed his undergraduate training at the University of Illinois and obtained his postgraduate and residency training as well as his Masters in Public Health from Johns Hopkins University. He is currently the owner of H30, Inc. a privately held research & biomedical company.

KARL M. SACHS, CPA rejoined the Board of Directors in September 2002 after previously serving as a Director of Metropolitan from March 1999 to December 2001. He currently serves on Metropolitan's Compensation, Audit & Finance and Governance & Nominating Committees. He is a founding partner and President of the Miami-based public accounting firm of Sachs & Foccaraci, P.A. A certified public accountant for more than thirty years, Mr. Sachs is a member of the American Institute of Certified Public Accountants, Personal Financial Planning and Tax Sections; Florida Institute of Certified Public Accountants; and the National Association of Certified Valuation Analysts. The firm of Sachs & Focaracci, P.A. serves the financial and tax needs of its diverse clients in addition to providing litigation support services. Mr. Sachs is a qualified litigation expert for the U.S. Federal District Court, U.S. District Court, U.S. Bankruptcy Court and Circuit Courts of Dade and Broward Counties and has previously served as an auditor for the Internal Revenue Service. He is a graduate of the University of Miami where he received his Bachelors Degree in Business Administration in 1957.

ERIC HASKELL, CPA joined the Board of Directors of the Company in August 2004. Mr. Haskell is a certified public accountant with over 30 years of experience in senior financial positions at several public and private companies and has significant expertise in the areas of acquisitions and divestitures, strategic planning and investor relations. Since December 2005, Mr. Haskell has served as the interim Executive Vice President and Chief Financial Officer of SunCom Wireless Holdings, Inc., a publicly traded company providing digital wireless communications services. He has also served as a member of the SunCom's Board of Directors since November 2003. From 1989 until April 2004, Mr. Haskell served as the Chief Financial Officer of Systems & Computer Technology Corp., a NASDAQ listed software and services corporation with annual revenues of approximately $270 million. Since May 2005, he has served on the Board of Directors and the Audit and Compensation Committees of Indus International, Inc., a publicly traded provider of service delivery management solutions. He also serves on the Board of Directors and Audit and Compensation Committees of eMoney Advisor, Inc., a provider of web-enabled comprehensive wealth planning solutions. Mr. Haskell has served on the Board of the Philadelphia Ronald McDonald House since 1996 and currently serves as Chairman of its Finance Committee. Mr. Haskell received his Bachelors Degree in Business Administration from Adelphi University in 1969.

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

Legal Proceedings

Metropolitan is not aware of any pending, material legal proceedings to which any director, officer or affiliate of Metropolitan, any owner of record or beneficially of more than five percent of any class of voting securities of Metropolitan, or any associate of any such director, officer, affiliate of Metropolitan, or security holder is a party adverse to Metropolitan or any of its subsidiaries or has a material interest adverse to Metropolitan.

Audit and Finance Committee

Metropolitan's Audit & Finance Committee consists of Mr. Sachs, Mr. Haskell, Mr. Zeman and Dr. Harrison. The Board of Directors has determined that each member of the Audit Committee is an independent director pursuant to Section 121A of the AMEX Company Guide and Rule 10A-3 promulgated pursuant to the Securities Exchange Act of 1934, as amended. The Board has determined that Mr. Sachs and Mr. Haskell meet the "financial expert" requirements set forth in the rules established pursuant to the Sarbanes-Oxley Act of 2002. See Mr. Sachs' and Mr. Haskell's biographies above for more information regarding their relevant experience.

Procedures for Shareholders to Nominate Directors

There have been no material changes to the procedures by which Metropolitan's shareholders may recommend nominees to the Board of Director implemented after the disclosure of those procedures contained in the proxy statement for the our 2005 Annual Meeting of Shareholders.

Code of Business Conduct and Ethics

Metropolitan has adopted a Code of Business Conduct and Ethics applicable to all employees of the Company, including its principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is filed as Exhibit 10.15 to this Annual Report on Form 10-K.

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires Metropolitan's directors and executive officers, and persons who own more than ten (10%) percent of the outstanding Common Stock, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish Metropolitan with copies of all such reports they file.

Based solely on its review of the copies of such reports furnished to Metropolitan or written representations that no other reports were required, Metropolitan believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten (10%) percent beneficial owners were complied with during the year ended December 31, 2005 except for the following: Barry T. Zeman failed to file on a timely basis one report on Form 4 with respect to one transaction; Martin W. Harrison, M.D. failed to file on a timely basis three reports on Form 4 with respect to four transactions; Karl M. Sachs failed to file on a timely basis one report on Form 4 with respect to one transaction; and Michael M. Earley failed to file on a timely basis one report on Form 4 with respect to two transactions.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables present information concerning the compensation awarded to, earned by or paid to Metropolitan's Chief Executive Officer and the other three most highly compensated individuals serving as executive officers at the end of the 2005 fiscal year (collectively, the "Named Executive Officers"). No executive officer of Metropolitan or its subsidiaries, other than the Named Executive Officers, earned compensation in excess of $100,000 during the fiscal year ended December 31, 2005.


                                                                                      Securities          All
                                    Fiscal                                            Underlying         Other
Name and Principal Position          Year          Salary            Bonus (3)(4)       Options      Compensation(5)
---------------------------          ----          ------             ------------      -------      ---------------
Michael M. Earley                    2005         $300,000            $      0                0         $  4,238
Chairman & CEO                       2004         $250,000            $125,000          400,000         $  2,084
                                     2003         $118,000(1)         $ 60,000          350,000               --

Debra A. Finnel                      2005         $300,000            $      0                0         $ 26,433
President & COO                      2004         $250,000            $125,000          800,000         $  4,333
                                     2003         $250,000            $160,000          350,000               --

David S. Gartner                     2005         $190,000            $      0                0         $ 21,769
Chief Financial Officer              2004         $160,000            $ 75,000          150,000         $  4,333
                                     2003         $144,000            $ 60,000          180,000               --

Roberto L. Palenzuela                2005         $190,000            $      0                0         $  3,500
Secretary & General Counsel          2004         $129,000(2)         $ 60,000          250,000         $  1,867

Jose A. Guethon                      2005         $250,000            $ 25,000          200,000         $  1,561
President, PSN                       2004         $226,000            $ 25,000          100,000         $    946
                                     2003         $203,000            $ 10,000           50,000               --

--------------------

(1) Mr. Earley became Metropolitan's President and Chief Executive Officer effective March 10, 2003. The 2003 salary figure above is based on an annualized salary of $130,000.
(2) Mr. Palenzuela became Metropolitan's Secretary and General Counsel effective March 8, 2004. The 2004 salary figure above is based on an annualized salary of $160,000.
(3)   Bonuses earned during the 2003 fiscal year were paid in cash in March
      2004.
(4) Bonuses earned during the 2004 fiscal year were paid 65% in cash and 35% in Metropolitan's Common Stock in April 2005. The number of shares of common stock payable was based upon the closing price of its Common Stock on December 31, 2004 ($2.83).
(5) The amounts disclosed in this column represent Metropolitan's annual contribution for the fiscal years 2004 and 2005 to each Named Executive Officer's plan as well as the payout of accrued vacation time to Ms. Finnel and Mr. Gartner. Metropolitan's 401(k) Plan was adopted in 2004. Metropolitan matched each Named Executive Officer's contribution by 33.3% in 2004 and 25.0% in 2005. In addition, during fiscal 2005, Ms. Finnel and Mr. Gartner received payouts of accrued vacation time totaling $22,933 and $18,269, respectively.

Options granted in the Year Ended December 31, 2005 to Named Executive Officers


                                        Percent of
                         Number of     Total Options                                Potential Realizable Value
                         Securities      Granted to      Exercise or                 at Assumed Annual Rate of
                         Underlying     Employees in     Base Price     Expiration   Stock Price Appreciation
        Name              Options     Fiscal Year (1)     ($/Share)        Date           For Option Term
        ----              -------     ---------------     ---------        ----           ---------------
                                                                                           5%          10%
                                                                                      --------      --------
Jose A. Guethon         200,000 (2)        19.8%            $2.05       12/9/2015     $257,847      $653,434

(1) The total number of options granted to employees during the 2005 fiscal year was 1,011,800.
(2) The options granted to Dr. Guethon in fiscal 2005 vest in four equal annual installments, with the first 50,000 options scheduled to vest on December 9, 2006.

Aggregated Options Exercises in Fiscal 2005 and Fiscal Year Ending Option Values

The following table sets forth certain information as to the exercise of stock options during fiscal year 2005 by each of the Named Executive Officers and the value of unexercised stock options held by each of the Named Executive Officers at the end of fiscal year 2005. No Named Executive Officer held outstanding stock appreciation rights during or at the end of fiscal year 2005.


                                                                             Number of
                                                                       Securities Underlying     Value of Unexercised
                                                                        Unexercised Options      In-the-Money Options
                                                                        at Fiscal Year-End        At Fiscal Year-End
                                       Shares Acquired      Value        (#) Exercisable/          ($) Exercisable/
Name                                   on Exercise (#)  Realized ($)       Unexercisable          Unexercisable (1)
----                                   ---------------  ------------      ---------------        ------------------
Michael M. Earley.....................      20,000        $43,600         470,000/300,000        $816,500/$171,000
Debra A. Finnel.......................      50,000       $107,000         950,000/600,000        $1,441,500/$342,000
David S. Gartner......................        0             $0            217,500/112,500        $390,375/$64,125
Roberto L. Palenzuela ................        0             $0            75,000/175,000         $100,750/$215,750
Jose A. Guethon.......................        0             $0            41,000/275,000         $47,050/$112,750

(1) The closing sale price of the Common Stock on December 31, 2005 as reported by the American Stock Exchange was $2.40 per share. Value is calculated by multiplying (a) the difference between $2.40 and the option exercise price by (b) the number of shares of Common Stock underlying the options.

Employment Agreements

Metropolitan is a party to employment agreements with Michael M. Earley, Chairman and Chief Executive Officer, Debra Finnel, President and Chief Operating Officer, David S. Gartner, Chief Financial Officer, Roberto L. Palenzuela, General Counsel and Secretary and Dr. Jose Guethon, President of the PSN.

In 2004, Metropolitan was a party to an employment agreement with Michael M. Earley, Chairman and Executive Officer, which was amended and restated effective January 3, 2005. The initial term of Mr. Earley's current employment agreement was for one year and is automatically renewable for successive one-year terms, unless earlier terminated in accordance with the terms of the agreement. The agreement calls for an annual base salary of $300,000 to be reviewed annually. Metropolitan's Board of Directors in its sole discretion may increase Mr. Earley's salary and award bonuses and options to Mr. Earley at any time. The agreement also provides for an automobile allowance in the amount of $800 per month, a telephone allowance in the amount of $250 per month, vacation, participation in all benefit plans offered by Metropolitan to its executives and the reimbursement of reasonable business expenses. The agreement also contains non-disclosure, non-solicitation and non-compete restrictions. The non-solicitation and non-compete restrictions survive for a period of two years and one year, respectively, following the date of termination. Either party may terminate the contract at any time.

From 2001 through the end of 2004, Metropolitan was a party to an employment agreement with Debra A. Finnel, President and Chief Operating Officer, which was amended and restated effective January 3, 2005. The initial term of Ms. Finnel's current employment agreement was for one year and is automatically renewable for successive one-year terms, unless earlier terminated in accordance with the terms of the agreement. The agreement calls for an annual base salary of $300,000 to be reviewed annually. Metropolitan's Board of Directors in its sole discretion may increase Ms. Finnel's salary and award bonuses and options to Ms. Finnel at any time. The agreement also provides for an automobile allowance in the amount of $1,500 per month, a telephone allowance in the amount of $250 per month, vacation, participation in all benefit plans offered by Metropolitan to its executives and the reimbursement of reasonable expenses incurred in the course of the business of Metropolitan. The agreement also contains non-disclosure, non-solicitation and non-compete restrictions. The non-solicitation and non-compete restrictions continue for a period of one year following the date of termination. Either party may terminate the agreement at any time.

In 2004, Metropolitan was a party to an employment agreement with David S. Gartner, Chief Financial Officer, which was amended and restated effective January 3, 2005. The initial term of Mr. Gartner's current employment agreement was for one year and is automatically renewable for successive one-year terms, unless terminated in accordance with the terms of the agreement. The agreement calls for an annual base salary of $190,000 to be reviewed annually. Metropolitan's Board of Directors may in its sole discretion increase Mr. Gartner's salary and award bonuses and options to Mr. Gartner at any time. The agreement also provides for an automobile allowance in the amount of $500 per month, a telephone allowance in the amount of $100 per month, vacation, participation in all benefit plans offered by Metropolitan to its executives and the reimbursement of reasonable business expenses. The agreement also contains non-disclosure, non-solicitation and non-compete restrictions. The non-solicitation and non-compete restrictions survive for a period of two years and one year, respectively, following the date of termination. Either party may terminate the agreement at any time.

In 2004, Metropolitan was a party to an employment agreement with Roberto L. Palenzuela, General Counsel and Secretary, which was amended and restated effective January 3, 2005. The initial term of Mr. Palenzuela's current employment agreement was for one year and is automatically renewable for successive one-year terms, unless earlier terminated in accordance with the terms of the agreement. The agreement calls for an annual base salary of $190,000 to be reviewed annually. Metropolitan's Board of Directors in its sole discretion may increase Mr. Palenzuela's salary and award bonuses and options to Mr. Palenzuela at any time. The agreement also provides for an automobile allowance in the amount of $500 per month, a telephone allowance in the amount of $100 per month, vacation, participation in all benefit plans offered by Metropolitan to its executives and the reimbursement of reasonable expenses incurred in the course of the business of Metropolitan. The agreement also contains non-disclosure, non-solicitation and non-compete restrictions. The non-solicitation and non-compete restrictions survive for a period of two years and one year, respectively, following the date of termination. Either party may terminate the agreement at any time.

Effective February 1, 2005, Dr. Guethon entered into an employment agreement with Metcare of Florida, Inc., the Company's wholly-owned subsidiary. The initial term of Dr. Guethon's current employment agreement was for one year and is automatically renewable for successive one year terms, unless earlier terminated in accordance with the terms of the agreement. The agreement calls for an annual base salary of $250,000 to be reviewed annually. Metropolitan's Board of Directors in its sole discretion may increase Dr. Guethon's salary and award bonuses and options to Dr. Guethon at any time. The agreement also provides for a telephone allowance in the amount of $100 per month, vacation, participation in all benefit plans offered by Metropolitan to its executives and the reimbursement of reasonable expenses incurred in the course of the business of Metropolitan. The agreement also contains non-disclosure, non-solicitation and non-compete restrictions. The non-solicitation and non-compete restrictions survive for a period of two years and one year, respectively, following the date of termination. Either party may terminate the agreement at any time.

In the event that any one of Mr. Earley, Ms. Finnel, Mr. Gartner, Mr. Palenzuela or Dr. Guethon (i) is terminated by Metropolitan without cause, (ii) dies or becomes disabled, (iii) terminates his/her employment because he/she has been assigned duties inconsistent with his/her position or because his/her duties and responsibilities have been diminished or because of a breach of the agreement by Metropolitan or because he/she has been reassigned to a location outside of the area for which he/she was hired, he/she will be entitled to reimbursement of all unreimbursed expenses incurred prior to the date of termination, payment of unused vacation days and payment of his/her then annual base salary and benefits for a period of one year following the termination; provided, however, that if Ms. Finnel's employment is terminated because of her death or disability, she will be entitled to payment of her then annual base salary and benefits for an additional one year period for a total of two years after the date of her termination. If there is a change of control of Metropolitan (as such term is defined in the agreements), each of Mr. Earley, Ms. Finnel, Mr. Gartner, Mr. Palenzuela and Dr. Guethon will be entitled to reimbursement of all unreimbursed expenses incurred prior to the date of termination, payment of unused vacation days, a single lump sum payment of an amount equal to his/her then annual base salary plus bonuses payable, the value of annual fringe benefits paid to him/her in the year preceding the year of termination, and the value of the portion of his/her benefits under any deferred compensation plan which are forfeited for reason of the termination.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2005, the Compensation Committee consisted of Eric Haskell, Karl Sachs and Dr. Martin Harrison. Each of Mr. Haskell, Mr. Sachs and Dr. Harrison served on the Compensation Committee for the entire fiscal year.

Except for Dr. Harrison who served as an advisor to the Board of Directors of Metropolitan from 2000 through March of 2003, none of the members of the Compensation Committee are or have served as a consultant to or been employed by Metropolitan.

No executive officer of Metropolitan served as a director or on the compensation committee of any entity of which any member of the Board of Directors or Compensation Committee of Metropolitan is an executive officer during the fiscal year 2005.

Compensation Committee Report on Executive Compensation

The Company's Compensation Committee is comprised of four directors, all of whom are "non-employee directors" (within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended) and "outside directors". The Compensation Committee's role is to review and approve practices and policies related to compensation primarily for executive officers, including the Chairman and Chief Executive Officer and the Named Executive Officers. To assist the Compensation Committee establish executive compensation for fiscal 2005, the Compensation Committee retained the services of Watson Wyatt & Co. as an independent consultant to assist the Compensation Committee in reviewing is executive officer compensation scheme.

Compensation Philosophy

The Compensation Committee's philosophy with respect to the compensation of its executive officers is to offer a compensation package which includes a competitive salary, competitive benefits, a supportive workplace environment and bonus and stock options awards based upon the achievement of individual and company performance goals established by the Board of Directors annually as an incentive for superior corporate performance. Executive officer salaries are reviewed annually by the Compensation Committee which makes recommendations to the Board of Directors for its approval of the salaries, bonuses, and stock option grants to be awarded to Metropolitan's executive officers. Base salaries are maintained at competitive market levels and any incentives are linked closely to financial performance. The Company maintains a pay-for-performance culture, where a portion of executive compensation is linked to performance. This emphasis on at-risk compensation supports the Company's goal to control costs, which is critical to the Company's continued success. It is also the Compensation Committee's practice to provide a balanced mix of cash and equity-based compensation that the Committee believes appropriate to align the short- and long-term interests of the Company's executives with that of its shareholders and to encourage executives to act as equity owners of the Company. The Company's executive compensation program consists of the core elements described below.

Base Salaries

In determining base salaries, the Company identifies a reasonable range around the median for comparable executive positions in a comparison group of companies. In setting the compensation of the Company's executive officers for 2005, the Compensation Committee compared the Company's senior management compensation levels with those of a group of thirteen peer companies (the "Compensation Comparison Group") generally considered to be comparable to the Company.

Officer salaries are generally set within the median range based on individual performance and experience. Annual salary increases, if any, are determined based on a variety of factors including average increases in comparison companies, individual performance, competitiveness of the officer's salary, the Company's financial condition and operating results, and other variable components of compensation.

For fiscal year 2005, the Chairman and Chief Executive Officer and Chief Operating Officer were awarded 20% base salary increases. The Chief Financial Officer and the General Counsel were awarded 19% base salary increases.

Annual Incentives

Awards of annual performance incentives are based upon individual-specific and company-specific performance goals. The Compensation Committee recommends awards of bonuses as a percentage of base salary upon the achievement of the various pre-determined performance goals throughout the year. Individual-specific performance goals are determined annually by the Board of Directors for the Chairman and Chief Executive Officer and by the Chairman and Chief Executive Officer for all other executive officers. For fiscal year 2005, the Board of Directors adopted company-specific performance goals related to the Company's attainment of a specified level of operating income and the status of its developing HMO business segment. Bonuses are generally paid in the form of cash or restricted stock, or a combination of both.

Other than a $25,000 bonus compensation awarded to Dr. Jose Guethon, President of the Company's PSN, no bonus compensation was awarded to any of the Named Executive Officers for performance in fiscal year 2005.

Long Term Incentive Awards

Long term-term incentive awards for executive officers have generally consisted of grants of stock options. In consultation with independent consultants such as Watson Wyatt & Co. and/or with management, the Compensation Committee determines the value of the award to be granted to each recipient.

Other than a grant of 200,000 stock options to Jose Guethon, M.D. upon his appointment as President of the PSN, no other stock options were granted in 2005 to Named Executive Officers. The stock options granted to Dr. Guethon were granted pursuant to the Company's Omnibus Equity Compensation Plan and vest in four equal annual installments, with the first 50,000 options scheduled to vest on December 9, 2006.

Chairman and Chief Executive Officer Compensation

The Compensation Committee has previously established that the corporate goals and objectives relevant to Michael M. Earley's, Chairman and Chief Executive Officer, compensation include, among other things, (i) diversification, expansion, and broadening of the Company's core business and new service offerings; (ii) an increase in shareholder value, (iii) fulfillment of customer expectations, (iv) out-performance of the competition, (v) development of an employee-valued culture, and (vi) enhancement of social responsibility.

In determining Mr. Earley's overall annual compensation for fiscal year 2005, the Compensation Committee considered Mr. Earley's performance as the Chairman and Chief Executive Officer in 2004, in light of the goals described in the paragraph above, the Company's performance for the fiscal year 2005, and the findings of Watson Wyatt & Company's study of the Company's executive compensation scheme. The Compensation Committee recommended to the Board that Mr. Earley's salary be set at $300,000 for fiscal year 2005. The Compensation Committee believes that, in light of Mr. Earley's satisfaction of certain individual goals and Metropolitan's achievement of performance goals for the fiscal year 2004, the compensation paid to Mr. Earley as Chairman and Chief Executive Officer for fiscal year 2005 was reasonable when compared to the compensation paid to other chief executive officers of public companies competing in the same market as Metropolitan.

Corporate Tax Considerations

The Internal Revenue Code disallows corporate tax deductions for executive compensation in excess of $1 million for any of the Chairman and Chief Executive Officer and the next four most highly-compensated officers of the Company. Internal Revenue Code Section 162(m) allows certain exemptions to the deduction cap, including pay programs that depend on formulas and, therefore, are "performance-based."

The Compensation Committee considers the deductibility of compensation when reviewing and approving pay levels and pay programs; but reserves the right to award compensation that is not deductible under 162(m) if it's determined to be in the best interests of the Company and its shareholders. At the present time, the Company is not at risk of losing a deduction under 162(m) because no individual covered by the law receives compensation in excess of $1 million.

                                          The Compensation Committee

                                             Martin W. Harrison, M.D.
                                             Eric Haskell
                                             Karl M. Sachs

Compensation of Directors

For fiscal 2005, each of Metropolitan's non-employee directors received a $20,000 fee for his or her service on our Board of Directors. The Chairpersons of our Governance & Nominating Committee, Compensation Committee and Audit & Finance Committee also received an additional annual fee of $2,000, $4,000 and $6,000 for service in 2005.

In addition, each of our non-employee directors receives $1,500 per meeting of the Board of Directors attended in person, together with reimbursement of travel expenses. Non-employee board members receive $750 for attending board meetings telephonically. Members of the Audit and Finance Committee, Compensation Committee and Governance and Nominating Committee receive $1,000 for each meeting of such Board committee attended in person and $500 for each meeting of such Board committee attended telephonically.

In the year ended December 31, 2005, Metropolitan granted options to purchase 25,000 shares of our Common Stock to each of our non-employee directors.

Metropolitan also entered into employment agreements with Michael Earley and Debra Finnel as described in the section above entitled "Employment Agreements."

Otherwise, except (i) as described above, (ii) for reimbursement for reasonable expenses relating to their activities as members of our Board of Directors and
(iii) the grant of stock options, directors are not compensated for their services as directors.

Performance Graph

The following graph depicts Metropolitan's cumulative total return for the last five fiscal years relative to the cumulative total returns of the NASDAQ Stock Market Index and the Nasdaq Healthcare Index. All indices shown in the graph have been reset to a base of $100 as of December 31, 2000 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date.

                                  [Line Chart]

                  Comparison of 5 Year Cumulative Total Return
                       Assumes Initial Investment of $100
                                  December 2005

                                     2000      2001      2002      2003      2004      2005
                                   -------   -------   -------   -------   -------   -------

Metropolitan Health Networks Inc    100.00    171.43     20.24     90.48    336.90    285.71

NASDAQ Composite - Total Returns    100.00     79.21     54.46     82.12     89.65     91.54

NASDAQ Health Services              100.00    108.11     93.14    142.44    179.53    246.85

SIC Codes [8000 - 8099]             100.00    101.19     77.25     96.52    110.23    126.06

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding Metropolitan's Common Stock beneficially owned at March 1, 2006 (i) by each person who is known by us to beneficially own more than 5% of our Common Stock; (ii) by each of our directors and named executive officers; and (iii) by named executive officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned, subject to the community property laws, where these rules apply.


                                                                   Amount of           Percentage
Name of Beneficial Owner                                   Beneficial Ownership (1)  of Class (1)(2)
------------------------                                   ------------------------  ---------------
Martin W. Harrison, M.D. (3)..........................              5,887,169             11.35%
Karl M. Sachs (4).....................................                817,066              1.58
Debra A. Finnel (5)...................................              1,032,459              1.99
David S. Gartner (6)..................................                326,776              0.63
Michael M. Earley (7).................................                537,399              1.04
Roberto L. Palenzuela (8).............................                132,420              0.26
Jose A. Guethon, M.D.  (9)............................                 75,000              0.14
Eric Haskell (10).....................................                 65,333              0.13
Barry T. Zeman (11)...................................                 70,064              0.14
Norman Pessin (12)....................................              2,596,655              5.01
Fundamental Management Corporation (13)...............              2,530,000              4.88
Directors and Executive Officers as a Group...........              8,943,686             17.24

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 1, 2006 upon exercise of options, warrants and convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from March 1, 2006 have been exercised.

(2) Applicable percentage ownership is based on 49,876,526 shares of Common Stock outstanding as of March 1, 2006.

(3) 250 Australian Ave., Suite 400, West Palm Beach, FL. 33401. Includes (i) 4,872,169 shares owned directly by Dr. Harrison, (ii) 900,000 shares owned by H30, Inc., a corporation for which Dr. Harrison serves as a Director,
      (iii) 20,000 shares issuable upon exercise of options at a price of $0.91, expiring November 2006, (iv) 70,000 shares issuable upon exercise of options at a price of $0.70, expiring December 2008, and (v) 25,000 shares issuable upon exercise of options at a price of $1.83, expiring November 2005. Does not include 25,000 shares issuable upon the exercise of options at a price of $2.05 that have not yet vested.

(4) 3675 Coral Way, Miami, Florida 33145. Includes (i) 792,066 shares owned directly by Karl M. Sachs and (ii) 25,000 shares issuable upon the exercise of options at an exercise price of $1.83. Does not include 25,000 shares issuable upon the exercise of options at an exercise price of $2.05 that have not yet vested.

(5) 250 Australian Ave., Suite 400, West Palm Beach, FL. 33401. Includes (i) 82,459 shares owned directly by Debra A. Finnel, (ii) 100,000 shares issuable upon the exercise of options at $0.50 per share, expiring between October 2006 and October 2007, (iii) 300,000 shares issuable upon the exercise of options at a price of $1.00, expiring between 1/1/07 and 1/1/09, (iv) 350,000 shares issuable upon the exercise of options at a price of $0.35, expiring in September 2008, and (v) 200,000 shares issuable upon the exercise of options at an exercise price of $1.83 per share, expiring in November 2015. Does not include 600,000 shares issuable upon the exercise of options at a price of $1.83 that have not yet vested.

(6) 250 Australian Ave., Suite 400, West Palm Beach, FL. 33401. Includes (i) 109,276 shares owned directly by David S. Gartner and (ii) 180,000 shares issuable upon the exercise of options at an exercise price of $0.35 per share, expiring between December 2008 and December 2009 and (iii) 37,500 shares issuable upon the exercise of options at an exercise price of $1.83 per share, expiring in November 2015. Does not include 112,500 shares issuable upon the exercise of options at a price of $1.83 that have not yet vested.

(7) 250 Australian Ave., Suite 400, West Palm Beach, FL. 33401. Includes (i) 67,399 shares owned directly by Michael Earley, (ii) 20,000 shares issuable upon the exercise of options at a price of $0.30 per share, expiring in June 2006, (iii) 350,000 shares issuable upon the exercise of options at a price of $0.35 per share, expiring between December 2008 and December 2010 and (iv) 100,000 shares issuable upon the exercise of options at a price of $1.83 per share, expiring in November 2015. Does not include 300,000 shares issuable upon the exercise of options at a price of $1.83 per share that have not yet vested

(8) 250 Australian Ave., Suite 400, West Palm Beach, FL. 33401. Includes (i) 7,420 shares owned directly by Mr. Palenzuela, (ii) 100,000 shares issuable upon the exercise of options at a price of $0.67, expiring between March 2010 and March 201, (iii) 25,000 shares issuable upon the exercise of options at a price of $1.83 per share, expiring in November 2015. Does not include 50,000 shares issuable upon the exercise of options at an exercise price of $0.67 and 75,000 shares issuable upon the exercise of options at a price of $1.83 that have not yet vested.

(9) 250 Australian Ave., Suite 400, West Palm Beach, FL. 33401. Includes (i) 16,000 shares issuable upon the exercise of options at an exercise price of $0.35 and (ii) 25,000 shares issuable upon the exercise of options at an exercise price of $1.83. Does not include 75,000 shares issuable upon the exercise of options at an exercise price of $1.83 and 200,000 shares issuable upon the exercise of options at an exercise price of $2.05.

(10) 518 Candace Lane, Villanova, PA. 19085. Includes (i) 40,333 shares owned directly by Eric Haskell and (ii) 25,000 shares issuable upon the exercise of options at an exercise price of $1.83. Does not include 25,000 shares issuable upon the exercise of options at an exercise price of $2.05 that have not yet vested.

(11) 26 Beaver Street, New York City, New York 10004. Includes (i) 30,250 shares owned directly by Barry Zeman, (ii) 5,614 owned by his spouse,
      (iii) 9,200 shares held in his IRA and (iv)25,000 shares issuable upon the exercise of options at an exercise price of $1.83. Does not include 25,000 shares issuable upon the exercise of options at an exercise price of $2.05 that have not yet vested.

(12) 605 Third Avenue, 14th floor, New York, NY, 10158. Includes (1) 50,000 shares owned by Norman H. Pessin, (2) 699,883 shares owned by Sandra F. Pessin and (3) 1,846,772 owned f/b/o Norman H. Pessin SEP IRA.

(13) 8567 Coral Way, #138, Miami, FL 33155. Includes (1) 930,000 shares owned by Active Investors II, Ltd. and (2) 1,600,000 shares owned by Active Investors III, Ltd.

Equity Compensation Plans

The following table provides certain information regarding Metropolitan's existing equity compensation plans as of December 31, 2005:


                                             Number of securities                                     Number of
                                               to be issued upon         Weighted- average            securities
                                                  exercise of            exercise price of       remaining available
                                             outstanding options,           outstanding           for issuance under
                                                   warrants              options, warrants       equity compensation
                                                  and rights                 and rights                 plans
                                            ------------------------    ---------------------    ---------------------
Equity compensation plans approved by
security holders ...........................       6,385,810                   $1.63                  2,638,400
                                            ------------------------    ---------------------    ---------------------


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ending December 31, 2005, Metropolitan paid Vitreo Retinal Consultants, a company owned by Dr. Salomon Melgen, one of its former directors, $17,000 for services rendered as a provider to Metropolitan's PSN during the time he was a director. The fees paid were usual and customary for the services provided. Dr. Melgen resigned as a director of Metropolitan effective January 13, 2005.

Effective September 1, 2005, the Company entered into an agreement (the "Consulting Agreement") with Finnel Enterprises, Inc. ("Finnel Enterprises") pursuant to which Finnel Enterprises agreed to act as the Construction Management Supervisor in connection with construction required for the Company's offices located in Sarasota, Ft. Myers, Stuart and West Palm Beach. Mr. Thomas Finnel, the husband of Metropolitan's Chief Operating Officer, is the President of Finnel Enterprises. Pursuant to the Consulting Agreement, which was amended on October 1, 2005, the Company agreed to pay Finnel Enterprises an aggregate of $28,602, in four equal monthly installments, for services provided under the Consulting Agreement. The Consulting Agreement expired on February 28, 2006. As of December 31, 2005, the Company had paid Finnel Enterprises an aggregate of $21,452 for services provided in accordance with the Consulting Agreement.

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES

Kaufman, Rossin & Co., P.A. ("Kaufman") served as Metropolitan's independent auditors for the fiscal years ended December 31, 2005 and December 31, 2004. In addition to performing the audit of the Company's consolidated financial statements, Kaufman provided various other services during fiscal 2005 and 2004. The following table presents fees billed in each of the last two fiscal years for services rendered by Kaufman:


Fiscal Year Ended         Audit Fees (1)      Audit-Related Fees (2)      Tax Fees (3)         All Other Fees (4)
-----------------        ----------------     ----------------------    ---------------        ------------------
December 31, 2005        $        376,701        $        12,565        $        38,651         $             0
December 31, 2004        $        233,318        $        22,943        $        24,810         $        16,651

(1) "Audit Fees" represents the aggregate fees billed during the applicable fiscal year for professional services rendered for the audit of Metropolitan's annual financial statements, the reviews of the financial statements included in its Quarterly Reports on Form 10-Q and the audits of its internal controls and/or services normally provided by Kaufman in connection with statutory or regulatory filings or engagements by Metropolitan during such fiscal year.

(2) "Audit Related Fees" represents the aggregate fees billed during the applicable fiscal year for assurance and related services reasonably related to the performance of the audit of Metropolitan's annual financial statements for those years. For the two years, all audit-related fees were incurred in connection with SEC registration statement consent procedures.

(3) "Tax Fees" represents the aggregate fees billed during the applicable fiscal year for the preparation of Metropolitan's federal and state income tax returns. The "Tax Fees" also included fees billed for professional services related to tax compliance.

(4) "All Other Fees" represents fees billed for other products and services rendered by Kaufman to Metropolitan. In 2004 these fees consisted primarily of services provided in connection with Metropolitan's investigation by the U.S. Attorneys' Office in Wilmington, Delaware.

Pre-Approval Policies and Procedures of the Audit & Finance Committee

Kaufman was Metropolitan's independent auditor for the years ended December 31, 2004 and December 31, 2005. Consistent with policies of the Securities and Exchange Commission regarding auditor independence, the Audit and Finance Committee has responsibility for the appointment, compensation and oversight of the work of the independent auditor. As part of this responsibility, the Audit Committee has adopted and our Board has ratified an Audit and Non-Audit Services Pre-Approval Policy pursuant to which the Audit and Finance Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to assure that they do not impair the auditor's independence from the Company.

Prior to engagement of the independent auditor for the next year's audit, the independent auditor and the Chief Financial Officer submits a list of services and related fees expected to be rendered during that year within each of four categories of services to the audit committee for approval:

      (i) Audit Services: Audit services include the annual financial statement audit (including required quarterly reviews), subsidiary audits, equity investment audits and other procedures required to be performed by the independent auditor to be able to form an opinion on our consolidated financial statements. Audit Services also include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating to the audit or quarterly review as well as the attestation engagement for the independent auditor's report on management's report on internal controls for financial reporting.

      (ii) Audit-Related Services: Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including due diligence related to potential business acquisitions/dispositions; accounting consultations related to accounting, financial reporting or disclosure matters not classified as "Audit services"; assistance with understanding and implementing new accounting and financial reporting guidance from rulemaking authorities; financial audits of employee benefit plans; agreed-upon or expanded audit procedures related to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters; and assistance with internal control reporting requirements.

      (iii) Tax Services: Tax services include services such as tax compliance, tax planning and tax advice; however, the Audit and Finance committee will not permit the retention of the independent registered public accounting firm in connection with a transaction initially recommended by the independent registered public accounting firm the sole business purpose of which may be tax avoidance and treatment of which may not be supported in the Internal Revenue Code and related regulations.

      (iv) All Other Services: All other services are those permissible non-audit services that the Audit and Finance Committee believes are routine and recurring and would not impair the independence of the auditor and are consistent with the Securities and Exchange Commission's rules on auditor independence.

Prior to engagement, the Audit and Finance Committee pre-approves the services and fees of the independent auditor within each of the above categories. During the year, it may become necessary to engage the independent auditor for additional services not previously contemplated as part of the engagement. In those instances, the Audit and Non-Audit Services Pre-Approval Policy requires that the Audit and Finance Committee specifically approve the services prior to the independent auditor's commencement of those additional services. Under the Audit and Non-Audit Services Pre-Approval Policy the Audit and Finance committee may delegate the ability to pre-approve audit and non-audit services to one or more of its members provided the delegate reports any pre-approval decision to the Audit and Finance Committee at its next scheduled meeting. As of the date hereof, the Audit and Finance Committee has not delegated its ability to pre-approve audit services.

All of the 2004 and 2005 fees paid to Kaufman described above were pre-approved by the full Audit and Finance committee in accordance with the Audit and Non-Audit Services Pre-Approval Policy.

                                     PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

(1) Financial Statements.

                               METROPOLITAN HEALTH
                         NETWORKS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005


                                    CONTENTS


                                                                                                       Page
                                                                                                       ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.................................                F-2

CONSOLIDATED FINANCIAL STATEMENTS
     Balance Sheets ....................................................................                F-3
     Statements of Operations...........................................................                F-4
     Statements of Changes in Stockholders' Equity (Deficiency in Assets)...............                F-5
     Statements of Cash Flows...........................................................              F-6-F7
     Notes to Financial Statements......................................................             F-8-F-23


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Metropolitan Health Networks, Inc. and Subsidiaries
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Metropolitan Health Networks, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficiency in assets), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Health Networks, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Metropolitan Health Networks, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated March 11, 2006 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.


                                              KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida
March 11, 2006


               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                                             December 31,
                                   ASSETS                                            2005                   2004
                                   ------                                        ------------          ------------
CURRENT ASSETS
 Cash and equivalents                                                            $ 15,572,862          $ 11,344,113
 Short-term investments                                                                    --             1,500,000
 Accounts receivable, net of allowance of $555,295 and $2,921,156,
 respectively                                                                       4,183,974             1,474,438
 Inventory                                                                            201,430               217,630
 Prepaid expenses                                                                     473,286               422,839
 Deferred income taxes                                                              3,500,000             3,400,000
 Other current assets                                                                 547,976               563,991
                                                                                 ------------          ------------
  TOTAL CURRENT ASSETS                                                             24,479,528            18,923,011
CERTIFICATES OF DEPOSIT - restricted                                                       --             1,000,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
  amortization of $2,210,044 and $2,643,107, respectively                             899,998               824,003
INVESTMENTS                                                                           627,819                    --
GOODWILL                                                                            1,992,133             1,992,133
DEFERRED INCOME TAXES                                                               4,493,000             4,881,110
OTHER ASSETS                                                                          622,628               417,006
                                                                                 ------------          ------------
  TOTAL ASSETS                                                                   $ 33,115,106          $ 28,037,263
                                                                                 ============          ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES
 Accounts payable                                                                $    969,184          $    840,470
 Accrued payroll and payroll taxes                                                  1,459,098             1,317,430
 Estimated medical expenses payable                                                   694,410                    --
 Accrued expenses                                                                     293,552               184,733
 Current maturities of long-term debt                                                      --               882,000
                                                                                 ------------          ------------
  TOTAL CURRENT LIABILITIES                                                         3,416,244             3,224,633
LONG-TERM DEBT                                                                             --               250,000
                                                                                 ------------          ------------
  TOTAL LIABILITIES                                                                 3,416,244             3,474,633
                                                                                 ------------          ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.001 per share; stated value $100 per share;
  10,000,000 shares authorized; 5,000 issued and outstanding                          500,000               500,000
 Common stock, par value $.001 per share; 80,000,000 shares authorized;
  49,851,526 and 48,004,262 issued and outstanding, respectively                       49,851                48,004
 Additional paid-in capital                                                        40,182,889            37,527,529
 Accumulated deficit                                                              (11,033,878)          (13,415,621)
 Common stock issued for services to be rendered                                           --               (97,282)
                                                                                 ------------          ------------
  TOTAL STOCKHOLDERS' EQUITY                                                       29,698,862            24,562,630
                                                                                 ------------          ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 33,115,106          $ 28,037,263
                                                                                 ============          ============

          See accompanying notes to consolidated financial statements.


               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================


                                                                           For the years ended December 31,
                                                                   2005                   2004                  2003
                                                               -------------         -------------         -------------
REVENUES, net                                                  $ 183,765,191         $ 158,069,791         $ 143,874,488
                                                               -------------         -------------         -------------
OPERATING EXPENSES
 Direct medical costs                                            154,784,254           129,178,725           121,010,410
 Other medical costs                                              10,346,491             8,577,482             8,374,274
                                                               -------------         -------------         -------------
    Total medical expenses                                       165,130,745           137,756,207           129,384,684
 Administrative payroll, payroll taxes and benefits                6,866,806             4,394,415             3,856,586
 Marketing and advertising                                         2,754,198               138,823                   106
 Bad debt expense                                                         --                    --               100,000
 General and administrative                                        5,780,764             3,924,431             3,426,684
                                                               -------------         -------------         -------------
       TOTAL EXPENSES                                            180,532,513           146,213,876           136,768,060
                                                               -------------         -------------         -------------
OPERATING INCOME                                                   3,232,678            11,855,915             7,106,428
                                                               -------------         -------------         -------------
OTHER INCOME (EXPENSE):
 Interest and penalty expense                                        (14,462)             (296,035)           (1,218,208)
 Interest income                                                     449,752               100,506                26,758
 Other                                                               129,913                13,346               (53,675)
 Recovery on note receivable - pharmacy                               51,668                    --                    --
 Reserve on note receivable - pharmacy                                    --              (200,000)                   --
                                                               -------------         -------------         -------------
       TOTAL OTHER INCOME (EXPENSE)                                  616,871              (382,183)           (1,245,125)
                                                               -------------         -------------         -------------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                               3,849,549            11,473,732             5,861,303
INCOME TAXES                                                      (1,467,806)            7,380,246                    --
                                                               -------------         -------------         -------------
INCOME FROM CONTINUING OPERATIONS
                                                                   2,381,743            18,853,978             5,861,303
DISCONTINUED OPERATIONS, NET OF TAX:
 Gain (loss) on disposal of business segments                             --                    --               289,605
 Loss from operations of business segments                                --               (31,266)           (1,749,155)
                                                               -------------         -------------         -------------
       TOTAL DISCONTINUED OPERATIONS, NET OF TAX                          --               (31,266)           (1,459,550)
                                                               -------------         -------------         -------------
NET INCOME                                                     $   2,381,743         $  18,822,712         $   4,401,753
                                                               =============         =============         =============
EARNINGS (LOSS) PER COMMON SHARE:
INCOME FROM CONTINUING OPERATIONS:
 Basic                                                         $        0.05         $        0.42         $        0.17
                                                               =============         =============         =============
 Diluted                                                       $        0.05         $        0.38         $        0.13
                                                               =============         =============         =============
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX:
 Basic                                                         $          --         $          --         $       (0.04)
                                                               =============         =============         =============
 Diluted                                                       $          --         $          --         $       (0.03)
                                                               =============         =============         =============
NET EARNINGS PER SHARE:
 Basic                                                         $        0.05         $        0.42         $        0.13
                                                               =============         =============         =============
 Diluted                                                       $        0.05         $        0.38         $        0.10
                                                               =============         =============         =============

          See accompanying notes to consolidated financial statements.


               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DEFICIENCY IN ASSETS)
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
================================================================================

                                                                                     Common
                                                     Preferred     Preferred          Stock           Common
                                                      Shares         Stock            Shares           Stock
                                                    -----------   -----------    --------------    ------------
BALANCES - DECEMBER 31, 2002                             5,000    $    500,000        31,376,822    $     31,376
Shares issued upon conversion of
   convertible debt                                         --              --         3,670,214           3,670
Shares issued for consulting services
   and compensation                                         --              --          (480,000)           (480)
Shares issued for compensation                              --              --           100,000             100
Exercise of options and warrants                            --              --           110,000             110
Shares issued for directors' fees                           --              --           329,760             330
Shares issued for interest expense, late
fees and loan extension                                     --              --         2,865,272           2,865
Shares issued in settlement                                 --              --           555,631             556
Amortization of securities issued for
   professional services                                    --              --                --              --
Net income                                                  --              --                --              --
                                                    ----------    ------------    --------------    ------------
BALANCES - DECEMBER 31, 2003                             5,000         500,000        38,527,699          38,527
Shares issued in connection with
   private placement, net of offering costs                 --              --         5,004,999           5,005
Shares issued upon conversion of
   convertible debt                                         --              --         1,868,055           1,869
Exercise of options and warrants                            --              --         2,269,202           2,269
Repurchase of warrants                                      --              --                --              --
Shares issued for directors' fees                           --              --           233,292             233
Shares issued for interest expense and
late fees                                                   --              --             1,015               1
Shares issued in connection with
   loan extension                                           --              --           100,000             100
Amortization of securities issued for
   professional services                                    --              --                --              --
Tax benefit on exercise of options                          --              --
Net income                                                  --              --                --              --
                                                    ----------    ------------    --------------    ------------
BALANCES - DECEMBER 31, 2004                             5,000         500,000        48,004,262          48,004
Shares issued for compensation                              --              --            47,614              48
Exercise of options and warrants                            --              --         1,799,650           1,799
Repurchase of warrants                                      --              --                --              --
Amortization of securities issued for
   professional services                                    --              --                --              --
Tax benefit on exercise of options                          --              --                --              --
Net income                                                  --              --                --              --
                                                    ----------    ------------    --------------    ------------
BALANCES - DECEMBER 31, 2005                             5,000    $    500,000        49,851,526    $     49,851
                                                    ==========    ============    ==============    ============
                                                     Additional
                                                       Paid-in          Prepaid        Accumulated
                                                       Capital          Expenses          Deficit         Total
                                                    ------------       ----------     -------------   ------------
BALANCES - DECEMBER 31, 2002                        $ 29,660,886    $   (420,469)     $(36,640,086)   $ (6,868,293)
Shares issued upon conversion of
   convertible debt                                    1,093,834              --                --       1,097,504
Shares issued for consulting services
   and compensation                                      (63,521)         64,001                --              --
Shares issued for compensation                            18,900              --                --          19,000
Exercise of options and warrants                          34,390              --                --          34,500
Shares issued for directors' fees                         57,170              --                --          57,500
Shares issued for interest expense, late
fees and loan extension                                  386,195        (120,000)               --         269,060
Shares issued in settlement                              156,033              --                --         156,589
Amortization of securities issued for
   professional services                                      --         329,726                --         329,726
Net income                                                    --              --         4,401,753       4,401,753
                                                    ------------    ------------      ------------    ------------
BALANCES - DECEMBER 31, 2003                          31,343,887        (146,742)      (32,238,333)       (502,661)
Shares issued in connection with
   private placement, net of offering costs            2,947,995              --                --       2,953,000
Shares issued upon conversion of
   convertible debt                                    1,013,131       1,015,000
Exercise of options and warrants                       1,142,972              --                --       1,145,241
Repurchase of warrants                                  (113,250)             --                --        (113,250)
Shares issued for directors' fees                        249,651              --                --         249,884
Shares issued for interest expense and
late fees                                                    576              --                --             577
Shares issued in connection with
   loan extension                                         60,567         (60,667)               --              --
Amortization of securities issued for
   professional services                                      --         110,127                --         110,127
Tax benefit on exercise of options                       882,000                                           882,000
Net income                                                    --              --        18,822,712      18,822,712
                                                    ------------    ------------      ------------    ------------
BALANCES - DECEMBER 31, 2004                          37,527,529         (97,282)      (13,415,621)     24,562,630
Shares issued for compensation                           134,702              --                --         134,750
Exercise of options and warrants                       1,426,658              --                --       1,428,457
Repurchase of warrants                                   (85,000)             --                --         (85,000)
Amortization of securities issued for
   professional services                                      --          97,282                --          97,282
Tax benefit on exercise of options                     1,179,000              --                --       1,179,000
Net income                                                    --              --         2,381,743       2,381,743
                                                    ------------    ------------      ------------    ------------
BALANCES - DECEMBER 31, 2005                        $ 40,182,889    $         --      $(11,033,878)   $ 29,698,862
                                                    ============    ============      ============    ============

          See accompanying notes to consolidated financial statements.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================


                                                               For the years ended December 31,
                                                             2005           2004            2003
                                                                                          (Revised)
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $  2,381,743    $ 18,822,712    $  4,401,753
                                                        ------------    ------------    ------------
 Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
  Gain on sale of business segment                                --              --        (289,605)
  Depreciation and amortization                              355,318         341,772         529,228
  Reserve on note receivable - pharmacy                           --         200,000              --
  Provision for bad debts and direct write downs                  --              --         100,000
  Amortization of discount on notes payable                       --          52,185         201,092
  Stock issued for interest and late fees                         --             577          80,000
  Stock issued for compensation and services                 134,750         249,884         288,598
  Amortization of securities issued for professional
  services                                                    97,282         110,127         329,726
  Deferred income taxes                                    1,467,110      (7,399,110)             --
  Changes in operating assets and liabilities:
   Accounts receivable, net                               (2,709,536)        664,253        (587,350)
   Inventory                                                  16,200          86,618        (145,534)
   Prepaid expenses                                          (50,447)        (88,153)        (44,014)
   Other current assets                                       16,014        (265,565)       (345,202)
   Net change in operating assets held for sale                   --              --          65,272
   Other assets                                             (215,936)       (339,581)         42,008
   Accounts payable                                          128,713        (915,877)     (1,870,842)
   Accrued payroll                                           235,201         326,181         386,235
   Accrued medical expenses payable                          694,410              --              --
   Accrued expenses                                          108,820        (350,531)       (295,512)
   Payroll taxes payable                                     (93,533)     (3,315,203)       (396,862)
                                                        ------------    ------------    ------------
   Total adjustments                                         184,366     (10,642,423)     (1,952,762)
                                                        ------------    ------------    ------------
     Net cash provided by operating activities             2,566,109       8,180,289       2,448,991
                                                        ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Short-term investments                                    1,500,000      (1,500,000)             --
 Investments                                                (627,819)             --              --
 Redemption of restricted certificates of deposit          1,000,000              --              --
 Proceeds from sale of pharmacy                                   --              --       3,100,000
 Purchase of restricted certificates of deposit                   --              --        (150,000)
 Net change in investing assets held for sale                     --              --        (327,596)
 Capital expenditures                                       (420,998)       (444,074)       (140,962)
                                                        ------------    ------------    ------------
     Net cash provided by/(used in) investing
     activities                                            1,451,183      (1,944,074)      2,481,442
                                                        ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on notes payable                                      --         282,000         637,137
 Repayments on notes payable                              (1,132,000)     (1,063,354)     (2,181,834)
 Repayments on capital lease obligations                          --        (107,407)       (141,229)
 Repurchase of warrants                                      (85,000)       (113,250)             --
 Proceeds from exercise of stock options and warrants      1,428,457       1,145,241          34,500
 Net proceeds from issuance of common stock                       --       2,953,000              --
 Repayments to HMO, net                                           --        (164,536)     (1,502,417)
                                                        ------------    ------------    ------------
     Net cash provided by/(used in) financing
     activities                                              211,457       2,931,694      (3,153,843)
                                                        ------------    ------------    ------------
NET INCREASE IN CASH AND EQUIVALENTS                       4,228,749       9,167,909       1,776,590
CASH AND EQUIVALENTS - BEGINNING                          11,344,113       2,176,204         399,614
                                                        ------------    ------------    ------------
CASH AND EQUIVALENTS - ENDING                           $ 15,572,862    $ 11,344,113    $  2,176,204
                                                        ============    ============    ============

          See accompanying notes to consolidated financial statements.


                                                             For the years ended December 31,
                                                              2005         2004         2003
                                                                                      (Revised)
                                                          -----------   ----------   ----------
Supplemental Disclosures:
     Interest Paid                                        $    20,195   $  306,020   $1,383,863
                                                          -----------   ----------   ----------
     Income Taxes Paid                                    $        --   $       --   $       --
                                                          -----------   ----------   ----------
Supplemental Disclosure of Non-cash Investing and
Financing Activities:

     Tax benefit on exercise of stock options             $  1,179.00   $  882,000   $       --
                                                          -----------   ----------   ----------
     Fair value of assets received in connection with
     new medical facility                                 $        --   $   19,785   $       --
                                                          -----------   ----------   ----------
     Conversion of debt into common stock                 $        --   $1,015,000   $1,083,465
                                                          -----------   ----------   ----------
     Common stock issued for extension and interest       $        --   $   60,667   $   75,000
                                                          -----------   ----------   ----------
     fees on loans payable
     Common stock issued in connection with settlements   $        --   $       --   $  147,589
                                                          -----------   ----------   ----------
     Conversion of accrued interest to notes payable      $        --   $       --   $   98,505
                                                          -----------   ----------   ----------

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

Organization and Business Activity

         The Company was incorporated in January 1996, under the laws of the State of Florida for the purpose of acquiring and operating health care related businesses. Through its provider service network and its health maintenance organization, the Company provides healthcare benefits to Medicare Advantage members in certain areas of Florida.

         The Company, through its subsidiary Metcare of Florida, Inc, operates under agreements (the "Humana Agreements") with a national health maintenance organization, Humana Inc. ("Humana") to provide medical care to Medicare Advantage beneficiaries. The Company's business with Humana commenced in 1997 and expanded in 1999. The Company operates principally in South and Central Florida and utilizes wholly-owned medical and contracted non-owned medical practices, service providers and hospitals, with whom the Company has contracted directly or indirectly though Humana (see accounts receivable and revenue recognition).

         In June 2001 the Company opened a pharmacy to service its patient base in Central Florida. Commencing in the third quarter of 2001, the Company expanded its pharmacy division into New York and Maryland. In November 2003 the pharmacy operations were sold.

         Effective July 1, 2005, the Company's wholly-owned subsidiary, METCARE Health Plans, Inc. ("MHP"), became licensed and entered into a contract with the Centers for Medicare and Medicaid Services ("CMS") to begin offering Medicare Advantage plans to Medicare beneficiaries in six Florida counties. MHP has been operating and marketing its "AdvantageCare"-branded plan since July 2005.

Segment Reporting

         The Company applies Financial Accounting Standards Boards ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operated in two operating segments for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

Cash and Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. From time to time, the Company maintains cash balances with financial institutions in excess of federally insured limits.


               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Investments

         All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification of an investment at the time of purchase. The Company had previously categorized its short-term investments in auction rate securities as a component of "Cash and equivalents" in the Company's consolidated balance sheets, but has determined that categorization as "Short-term investments" is more appropriate. Accordingly, the short-term investments in auction rate securities have been reclassified for 2004. The short-term investments consisted of auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset every seven to twenty-eight days. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from short-term investments. All income generated from these short-term securities was recorded as interest income.

Reinsurance Receivable

         Reinsurance premiums are reported as a direct medical cost in the accompanying consolidated statement of operations. Estimated reinsurance recoveries are reported as a reduction of direct medical costs and included on the consolidated balance sheets as other current assets.

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


         Machinery and equipment..............................................  5 - 7 years
         Computer and office equipment, including items under capital lease...  5 - 7 years
         Furniture and fixtures...............................................  5 - 7 years
         Auto equipment.......................................................      5 years
         Leasehold improvements...............................................      5 years

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


               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         With regard to revenues, expenses and receivables arising from agreements with Humana, the Company estimates amounts it believes will ultimately be realizable based in part upon estimates of claims incurred but not reported (IBNR) and estimates of retroactive adjustments or unsettled costs to be applied by Humana. The IBNR estimates are made by the Humana utilizing actuarial methods and are continually evaluated by management of theCompany based upon its specific claims experience. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

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

         During 2005, the Company incurred approximately $4.0 million of medical costs related to the implantation of certain Implantable Automatic Defibrillators ("AICD's"). CMS has directed that the costs of certain of these procedures that meet 2005 eligibility requirements be paid by CMS, rather than billed to Medicare Advantage plans. The Company is working with Humana and the related providers to secure reimbursement for these amounts, and has estimated a recovery of approximately $2.2 million at December 31, 2005, which is included in accounts receivable in the accompanying consolidated balance sheets. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

         Non-Humana fee for service accounts receivable, aggregating approximately $797,000 and $3.3 million at December 31, 2005 and 2004, respectively, relate principally to medical services provided on a non-capitated basis, and are reduced by amounts estimated to be uncollectible (approximately $555,000 and $2.9 million at December 31, 2005 and 2004, respectively). Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors, however it is possible the company's estimate of uncollectible amounts could change in the near term. In addition, accounts receivable at December 31, 2005 includes approximately $159,000 due to the HMO from CMS.

         With regards to the HMO, the cost of medical benefits is recognized in the period in which services are provided and includes an IBNR estimate based on management's best estimate of medical benefits payable, in conjunction with an independent actuarial firm. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

         Deferred Tax Asset

         The Company recorded a deferred tax asset of approximately $8.0 million at December 31, 2005. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material (see Note 6 - Income Taxes).

         In the future, if the Company determines that it cannot, on a more likely than not basis, realize all or part of its deferred tax assets in the future, an adjustment to establish (or record an increase in) the deferred tax asset valuation allowance would be charged to income in the period in which such determination is made.

Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used by the Company in estimating the fair values of each class of financial instruments disclosed herein:

         Cash and Certificates of Deposits - The carrying amount approximates fair value because of the short term nature of those instruments.

         Line of Credit Facilities, Capital Lease Obligations, Long-Term Debt - The fair value of line of credit facilities, capital lease obligations and long-term debt are estimated using discounted cash flows analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2004, the fair values approximate the carrying values.


               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations

         Revenues from Humana accounted for approximately 98% of the Company's total revenues in 2005, and 99% of the Company's total revenues, excluding discontinued segments, for each of the two years in the period ended December 31, 2004 and at December 31, 2005 and 2004, Humana represented approximately 90% and 73% of the total accounts receivable balance, respectively. The Humana agreements may immediately be terminated in the event that, among other things, the Company participates in activities Humana reasonably believes may adversely affect the health or welfare of any member or other material breach, or upon 180-day notice of non-renewal by either party.

Earnings Per Share

         The following table sets forth the computations of basic earnings per share and diluted earnings per share:

                                                        For the years ended December 31,
                                                     2005            2004            2003
                                                 ------------    ------------    ------------
Income from continuing operations                $  2,381,743    $ 18,853,978    $  5,861,303
Loss from discontinued operations, net of tax              --         (31,266)     (1,459,550)
                                                 ------------    ------------    ------------
Net Income                                          2,381,743      18,822,712       4,401,753
Less:  Preferred stock dividend                       (50,000)        (50,000)        (50,000)
                                                 ------------    ------------    ------------
Income available to common shareholders          $  2,331,743    $ 18,772,712    $  4,351,753
                                                 ============    ============    ============
Denominator:
Weighted average common shares outstanding         48,975,803      45,123,843      34,750,173
                                                 ============    ============    ============
Basic earnings per common share                  $       0.05    $       0.42    $       0.13
                                                 ============    ============    ============
Income available to common shareholders          $  2,331,743    $ 18,772,712    $  4,351,753
Effect of Dilutive securities:
   Preferred stock dividends                               --          50,000          50,000
   Interest on convertible securities                      --           2,565          81,379
                                                 ------------    ------------    ------------
                                                 $  2,331,743    $ 18,825,277    $  4,483,132
                                                 ============    ============    ============
Denominator:
Weighted average common shares outstanding         48,975,803      45,123,843      34,750,173
Common share equivalents of outstanding stock:
   Convertible preferred                                   --       1,301,876       4,901,963
   Convertible debt                                        --          91,081       7,262,703
   Options and warrants                             2,031,593       3,511,503              --
                                                 ------------    ------------    ------------
Weighted average common shares outstanding         51,007,396      50,028,303      46,914,839
                                                 ============    ============    ============
Diluted earnings per common share                $       0.05    $       0.38    $       0.10
                                                 ============    ============    ============

         Securities that would potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. The anti-dilutive securities consist of the following:

         During the fiscal years 2005, 2004 and 2003, the Company had outstanding options to purchase 973,325, 3,204,800 and 7,328,467 shares of common stock, respectively. The weighted average exercise price of the options was $3.49 in 2005, $2.16 in 2004 and $0.94 in 2003.

         For the fiscal year 2005, the Company had 5,000 Series A preferred shares outstanding. Each share of Series A preferred stock was convertible into shares of common stock at the option of the holder at the lesser of 85% of the average closing bid price of the common stock for the ten trading days immediately preceding the conversion or $6.00.


               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the fiscal years 2004 and 2003, the Company had convertible debt in the amount of $67,000, which could have been converted into the common stock of the Company at $2.50 per share.

         During the fiscal years 2004 and 2003, the Company had outstanding warrants to purchase 15,000 and 2,924,775 shares of common stock, respectively. The exercise prices of the warrants are $1.85 in 2004 and range from $0.32 to $4.00 in 2003.

Accounts Receivable and Revenue Recognition

         The Company is a party to certain managed care contracts with Humana and provides medical care to its patients through wholly-owned and non-owned medical practices. Accordingly, the Company receives a monthly fee for each patient that chooses one of the Company's physicians as their primary care physician in exchange for the Company assuming responsibility for the provision of all necessary medical services, even those it does not provide directly. Fees under these contracts are reported as revenues, and the cost of provider services under these contracts are not included as a deduction to net revenues of the Company, but are reported as an operating expense. In connection with its Humana contracts, the Company is exposed to losses to the extent of its share (100% for Medicare Part B, 100% for Medicare Part A in its Daytona market and 50% for Medicare Part A in South Florida) of deficits, if any, on its wholly-owned and non-owned managed medical practices.

         The Company also recognizes non-Humana fee-for-service revenues, net of contractual allowances, as medical services are provided to patients by the Company's wholly-owned medical practices. These services are typically billed to patients, Medicare, Medicaid, health maintenance organizations and insurance companies. The Company provides an allowance for uncollectible amounts and for contractual adjustments relating to the difference between standard charges and agreed upon rates paid by certain third party payers.

         Effective July 1, 2005 the Company had the requisite Florida and federal licenses, approvals and contract to begin marketing, enrolling and providing services to Medicare beneficiaries through its own Medicare Advantage HMO, MHP. The contract with the CMS renews on an annual basis. The Company receives a monthly premium for each enrollee in its plan and is responsible for the provision of all covered medical services for that enrollee. Premium revenues are recognized as income in the period members are entitled to receive services, and are net of retroactive membership adjustments. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by CMS. Changes in revenues from CMS resulting from the periodic changes in risk adjustment scores for MHP's membership are recognized when the amounts become determinable and the collectibility is reasonably assured. Premium revenues amounted to approximately $2,825,000 in the year ended December 31, 2005.

Marketing and Advertising Costs

         Marketing and advertising costs are expensed as incurred. Marketing and advertising expense was approximately $2,754,000 and $139,000 for the years ended December 31, 2005 and 2004, respectively.

Goodwill

         In connection with its acquisitions of physician and ancillary practices, the Company has recorded goodwill of $1,992,133 at December 31, 2005 and 2004, which is the excess of the purchase price over the fair value of the net assets acquired. The goodwill is attributable to the general reputation of these businesses in the communities they serve, the collective experience of the management and other employees and relationships between the physicians and their patients. The Company has performed its annual impairment evaluation relating to retained business segments effective January 1 of each year and has determined that no impairment exists.

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


               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

         As currently permitted by Statement 123, the Company uses the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Compensation expense for options granted to employees is recorded to the extent the market value of the underlying stock exceeds the exercise price at the date of grant. For the years ended December 31, 2005, 2004 and 2003 no compensation expense related to options was recorded. If compensation expense had been determined based on the fair value at the grant date for awards in the years ended December 31, 2005, 2004 and 2003, consistent with the provisions of SFAS 123, the Company's net income and income per share would have been reduced to the pro-forma amounts indicated below:

                                                            For the years ended December 31,
                                                         2005              2004              2003
                                                     -------------    --------------    -------------
Net Income                                           $   2,381,743    $   18,822,712    $   4,401,753
Less:  Total stock-based employee compensation
       expense determined using the fair value
       method, net of related tax                         (967,904)         (141,398)        (543,283)
                                                     -------------    --------------    -------------
Adjusted net income                                      1,413,839        18,681,314        3,858,470
                                                     =============    ==============    =============
Earnings per share:
           Basic, as reported                        $        0.05    $         0.42    $        0.13
                                                     =============    ==============    =============
           Basic, pro forma                          $        0.03    $         0.41    $        0.11
                                                     =============    ==============    =============
           Diluted, as reported                      $        0.05    $         0.38    $        0.10
                                                     =============    ==============    =============
           Diluted, pro forma                        $        0.03    $         0.37    $        0.08
                                                     =============    ==============    =============


         During 2005, management reviewed its volatility assumptions for the year ended December 31, 2005 and determined that a volatility of 50% more accurately reflected the historical and projected volatility of its stock price. Previously, 2005 interim filings reflected a volatility assumption of 75%. Accordingly, stock based compensation previously reported has been recalculated to reflect the revised volatility assumption. The net decrease over the amounts previously reported was approximately $119,000.

New Accounting Pronouncements

         In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, which is effective for fiscal periods beginning after June 15, 2005. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. These items are required to be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". The adoption of SFAS No. 151 is not anticipated to have a material impact on the Company's financial statements.

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


               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123, as revised, "Share-Based Payments" ("SFAS 123(R)"). The provisions of the new standard were scheduled to go into effect for all interim or annual periods beginning after June 15, 2005. SFAS 123(R) requires that compensation cost for all share-based employee payments be recognized in the statement of operations based on the fair value of awards on their grant dates, adjusted to reflect actual forfeitures and the outcome of certain other conditions. The fair value is generally not re-measured, except in limited circumstances, or if the award is subsequently modified. The grant-date fair value of the award will be estimated using option-pricing models. In addition, certain tax effects of stock option exercises will be reported as a financing activity rather than an operating activity in the statements of cash flows. The statement will require the Company to estimate the fair value of stock-based awards and recognize expense in the statement of operations as the related services are provided (usually the vesting period). The effect of expensing stock options under a fair value approach using the Black-Scholes pricing model on diluted earnings per common share for the years ended December 31, 2005, 2004 and 2003 is disclosed above under the caption, "Stock Based Compensation". Furthermore, the classification of cash inflows from any excess tax benefit associated with exercising stock options will change from an operating activity to a financing activity in the consolidated statements of cash flows with no impact on total cash flows. We estimate the impact of this change in classification will decrease operating cash flows and increase financing cash flows by approximately $1.2 million in 2005 and $900,000 in 2004. This will change current practice, as, upon adoption, the Company must cease using the "intrinsic value" method of accounting, currently permitted by APB 25 that resulted in no expense for all of the Company's stock option awards. In March 2005, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") which expresses views of the SEC staff regarding the application of SFAS 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates of SFAS 123(R). The new rule allows companies to implement SFAS 123(R) at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005 or December 15, 2005 for small business issuers. The Company has adopted the provisions of the statement as of January 1, 2006. Adoption of the standard may have a material impact on the results of operations in future periods. However, the impact of adoption will depend on levels of share-based payments granted in the future.

         In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). This interpretation clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN No. 47 was effective for the Company at the end of the fiscal year ended December 31, 2005. The adoption of FIN No. 47 did not have a significant impact on the Company's financial position or results of operations.

         SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 (Accounting Changes) and SFAS No. 3 (Reporting Accounting Changes in Interim Financial Statements). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's January 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

Reclassifications

         Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation. In 2005, the Company has separately disclosed the operating, investing and financing portions of cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount.


               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  ACQUISITIONS AND DISPOSALS

         In November 2003, the Company sold the operations of its pharmacy division for a cash price of $3.1 million, a note receivable of $200,000, and the assumption of approximately $1.1 million in liabilities. For the year ended December 31, 2003, the Company recognized a gain of $290,000 on the disposal of pharmacy operations. During 2004 the Company was unable to collect the balance due on the note and recorded a provision, which was included in other expense in the consolidated statements of operations. On February 11, 2005, Metropolitan and the Purchaser executed a settlement agreement requiring the note to be repaid in monthly installments ranging from $5,000 to $10,000, with interest at 8%, until paid in full. Approximately $52,000 of this note plus interest was collected in 2005 and included in other income in the consolidated statements of operations.

         Revenues from operations of discontinued business segments totaled $12,906,000 for the year ended December 31, 2003. Losses from operations of discontinued business segments were $31,000 and $1,700,000 for the years ended December 31, 2004 and 2003, respectively.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                           December 31,
                                                         2005           2004
                                                     -----------    -----------
Machinery and medical equipment                      $   135,037    $   282,441
Furniture and fixtures                                   773,975        881,880
Leasehold improvements                                   759,188        895,481
Computer and office equipment                          1,380,462      1,345,928
Automobile equipment                                      61,380         61,380
                                                     -----------    -----------
                                                       3,110,042      3,467,110
Less:  accumulated depreciation and amortization      (2,210,044)    (2,643,107)
                                                     -----------    -----------
                                                     $   899,998    $   824,003
                                                     ===========    ===========

Depreciation and amortization of property and equipment totaled approximately $345,000, $280,000 and $365,000 for the years ended December 31, 2005, 2004 and
2003, respectively.

During 2005, the Company disposed of fully depreciated fixed assets with historical costs of $778,066.

NOTE 4.  LONG-TERM DEBT

                                                                                                  December 31,
Long-term debt consisted of the following:                                                   2005               2004
                                                                                           ----------        ----------
Promissory Note payable to a venture capital group; unsecured, with interest payable quarterly at a rate of 12%. Principal originally due May 24, 2004. In
March 2004, the Company renegotiated an extension, with payments due over
twenty-four months.  This note was repaid in full January 2005                             $       --        $  850,000

Promissory Notes payable to Humana; unsecured, with no interest payable. Payable in twelve equal installments with final payments due December 1, 2005. The principal sum of these notes may be used for improvements to three of Humana's owned physician offices, reducing the Promissory Notes in direct proportion to
the amounts spent on such improvements                                                             --           282,000
                                                                                           ----------        ----------
                                                                                                   --         1,132,000
Less current maturities                                                                                         882,000
                                                                                           ----------        ----------
Long-term debt                                                                             $       --        $  250,000
                                                                                           ==========        ==========


               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On May 6, 2005 the Company executed an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $1.0 million and expires on March 31, 2006. The outstanding balance, if any, bears interest at the bank's prime rate. The credit facility requires the Company to comply with certain financial covenants, including a minimum liquidity requirement of $2.0 million. The availability under the line of credit secures a $1.0 million letter of credit that the Company has caused to be issued in favor of Humana. This arrangement allows for $1.0 million of cash, which was formerly invested in a certificate of deposit and recognized as restricted cash on the Company's balance sheets to be available for operations. As of December 31, 2005, the Company has not utilized this commercial line of credit.

NOTE 5.  RELATED PARTY TRANSACTIONS

         During the years ended December 31, 2005, 2004 and 2003, the Company paid $17,000, $295,000, and $398,000, respectively, to a company owned by a shareholder and director for services rendered as a physician in the Company's provider network during the time he was a director. The director resigned from the Company's board effective January 13, 2005.

         Effective September 1, 2005, the Company entered into an agreement with the husband of its President and Chief Operating Officer. Pursuant to the Consulting Agreement, which was amended on October 1, 2005, the Company agreed to pay an aggregate of approximately $29,000 for services provided under the agreement. As of December 31, 2005, the Company had paid an aggregate of $21,000 for services provided in accordance with the agreement.

NOTE 6.  INCOME TAXES

         The components of income taxes from continuing operations were as follows:


                                                                           December 31,
                                                            2005               2004                2003
                                                       ------------        ------------        ------------
Provision (Benefit) for Income Taxes
   Current
       Federal                                         $         --        $         --        $         --
       State                                                     --                  --                  --
   Deferred
       Federal                                            1,253,000           3,696,000           1,236,000
       State                                                215,000             629,000             213,000
Change in Valuation Allowance                                    --         (11,705,000)         (1,449,000)
                                                       ------------        ------------        ------------
Income Tax Expense (Benefit)                           $  1,468,000        $ (7,380,000)       $         --
                                                       ============        ============        ============

         A reconciliation of the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes with the Company's income tax expense/(benefit) for the years ended December 31, 2005, 2004 and 2003 is as follows:


                                                                            For the years ended December 31,
                                                                   2005                 2004                  2003
                                                                   ----                 ----                  ----
Statutory federal tax                                          $  1,309,000         $  3,901,000          $  1,497,000
State income taxes, net of federal income tax benefit               140,000              417,000               159,000
Permanent differences and other                                      19,000                7,000              (207,000)
Change in valuation allowance                                            --          (11,705,000)           (1,449,000)
                                                               ------------         ------------          ------------
Income tax expense (benefit)                                   $  1,468,000         $ (7,380,000)         $         --
                                                               ============         ============          ============


               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The approximate deferred tax assets and liabilities were as follows:

DEFERRED TAX ASSETS:

                                                                        As of December 31,
                                                                    2005               2004
                                                                    ----               ----
         Allowances for doubtful accounts                       $  209,000         $1,099,000
         Net operating loss carryforward                         7,557,000          6,952,000
         Reserve on note receivable - pharmacy                      60,000             75,000
         Charitable contributions carryover                         76,000             38,000
         Amortization                                              129,000            134,000
                                                                ----------         ----------
         Total deferred tax assets                               8,031,000          8,298,000
                                                                ----------         ----------

DEFERRED TAX LIABILITIES:

                                                                        As of December 31,
                                                                    2005               2004
                                                                    ----               ----

         Depreciation                                               38,000             17,000
                                                                ----------         ----------
         Total deferred tax liabilities                             38,000             17,000
                                                                ----------         ----------
         Net deferred tax asset                                 $7,993,000         $8,281,000
                                                                ==========         ==========


         SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative (including, among others, projections of future taxable income, net operating loss carryforwards and the Company's profitability in recent years), the Company determined that future realization of its deferred tax assets was more likely than not and, accordingly, eliminated the valuation allowance against its deferred tax assets as of December 31, 2004. In the event it is determined that the Company would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to record a deferred tax asset valuation allowance would be charged to income in the period such determination would be made.

         In 2005 and 2004, tax benefits of $1,179,000 and $882,000, respectively, were recorded directly to equity as a result of the exercise of non-qualified stock options.

         At December 31, 2005, the Company had net operating loss carryforwards of approximately $20,082,000 expiring in various years through 2022.

NOTE 7.  STOCKHOLDERS' EQUITY

         As of December 31, 2005, the Company has designated 10,000,000 preferred shares as Series A preferred stock, par value $.001, of which 5,000 were issued and outstanding. Each share of Series A preferred stock has a stated value of $100 and pays dividends equal to 10% of the stated value per annum. At December 31, 2005 and 2004, the aggregate and per share amounts of cumulative dividend arrearages were approximately $416,667 ($83 per share) and $366,667 ($73 per share), respectively. Each share of Series A preferred stock is convertible into shares of common stock at the option of the holder at the lesser of 85% of the average closing bid price of the common stock for the ten trading days immediately preceding the conversion or $6.00. The Company has the right to deny conversion of the Series A preferred stock, at which time the holder shall be entitled to receive and the Company shall pay additional cumulative dividends at 5% per annum, together with the initial dividend rate to equal 15% per annum. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series A preferred stock shall be entitled to receive a liquidating distribution before any distribution may be made to holders of common stock of the Company.


               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company has also designated 7,000 shares of preferred stock as Series B preferred stock, with a stated value of $1,000 per share. At December 31, 2005 and 2004, there were no shares of series B preferred stock issued and outstanding.

         At December 31, 2004, the Company had outstanding warrants to purchase 62,500 shares of common stock. The warrants were exercisable upon issuance with expiration dates ranging from two to three years and exercise prices ranging from $0.68 to $1.85. At December 31, 2005, the Company did not have any outstanding warrants.

         In February 2004, the Company issued an aggregate of 5,004,999 shares of common stock (the "Private Placement Shares") at a price of $0.60 per share to 24 accredited investors and 1 non-accredited investor. The Company received $2,953,000 in proceeds, net of offering costs of approximately $50,000, from the sale of these Private Placement Shares.

NOTE 8.  STOCK OPTIONS

         As of December 31, 2005, the Company had three nonqualified stock option plans, which were administered by the Compensation Committee of the Board of Directors, the 2001 Stock Option Plan, the Supplemental Stock Option Plan, and the Omnibus Equity Compensation Plan. A total of 6,000,000 shares of the Company's common stock are authorized for issuance pursuant to awards granted under the Omnibus Equity Compensation Plan. Under the terms of the Omnibus Equity Compensation Plan, the options generally expire 10 years after the date of the grant.

         The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for employee stock options. Accordingly, compensation expense has been recorded to the extent that the market value of the underlying stock exceeded the exercise price at the date of grant. For the years ended December 31, 2005, 2004 and 2003, there was no compensation expense related to stock options.

         Stock option activity for the three years ended December 31 was as follows:

                                                                                    Number of     Weighted Average
                                                                                     Options       Exercise Price
                                                                                  ---------------  --------------
         Balance, December 31, 2002............................................         5,205,717     $   1.46
         Granted during the year...............................................         2,710,400     $   0.38
         Exercised and returned during the year................................          (110,000)    $   0.31
         Forfeited during the year ............................................          (477,650)    $   3.67
                                                                                  ---------------
         Balance, December 31, 2003............................................         7,328,467     $   0.94
         Granted during the year...............................................         2,449,800     $   1.76
         Exercised and returned during the year................................        (1,339,957)    $   0.39
         Forfeited during the year.............................................          (994,100)    $   1.25
                                                                                  ---------------
         Balance, December 31, 2004............................................         7,444,210     $   1.27
         Granted during the year...............................................         1,111,800     $   2.55
         Exercised and returned during the year................................        (1,784,650)    $   0.79
         Forfeited during the year.............................................          (385,550)    $   1.19
                                                                                  ---------------
         Balance, December 31, 2005............................................         6,385,810     $   1.63
                                                                                  ===============
         Exercisable, December 31, 2003........................................         6,840,134     $   0.97
                                                                                  ===============
         Exercisable, December 31, 2004........................................         4,877,678     $   1.04
                                                                                  ===============
         Exercisable, December 31, 2005........................................         4,048,028     $   1.45
                                                                                  ===============


               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes information about stock options outstanding at December 31, 2005:

                              Options Outstanding                Options Exercisable
                              -------------------                -------------------
                                        Weighted Average                   Weighted Average
                                            Remaining                         Remaining
                          Number of      Contractual Life      Number of    Contractual Life
   Exercise Price          Options            (Years)           Options         (Years)
   --------------          -------            -------           -------         -------
  $0.300 - $1.000         2,360,510            2.70           2,260,510          2.57
  $1.140 - $2.000         2,493,500            7.97             917,518          6.47
  $2.050 - $3.000         1,256,800            5.30             595,000          0.56
  $3.500 - $4.500           125,000            0.27             125,000          0.27
  $5.500 - $6.500           150,000            1.34             150,000          1.34
                        -----------                          ----------
                          6,385,810                           4,048,028
                        ===========                          ==========

         The weighted average fair value per option as of grant date was $0.88 for stock options granted during the year ended December 31, 2005. The determination of the fair value of all stock options granted during the year ended December 31, 2005 was based on (i) risk-free interest rate ranging from 2.82% to 4.43%, (ii) expected option lives ranging from one to four and one-half years, depending on the vesting provisions of each option, (iii) expected volatility in the market price of the Company's common stock of 50%, and (iv) no expected dividends on the underlying stock.

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


NOTE 9.  EMPLOYEE BENEFIT PLAN

         As of July 1, 2004, the Company adopted a tax qualified employee savings and retirement plan covering the Company's eligible employees, the Metropolitan Health Network 401(k) Plan (the "401(k) Plan"). The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code (the "Code") and contains a feature described in Code Section 401(k) under which a participant may elect to reduce their compensation by the statutorily prescribed annual limit of $14,000 (for calendar year ending December 31, 2005) and have the reduced amount contributed to the 401(k) Plan. Under the 401(k) Plan, new employees are eligible to participate after three consecutive months of service. The Company may, at its discretion, make a matching contribution and a non-elective contribution to the 401(k) Plan. The Company has expensed approximately $125,000 and $75,000 for purposes of making matching contributions for the years ending December 31, 2005 and 2004, respectively. The rights of the participants in the 401(k) Plan to the Company's contributions do not fully vest until such time as the participant has been employed by the Company for three years.


               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases

         The Company leases office and medical facilities under various non-cancelable operating leases. Approximate future minimum payments under these leases for the years subsequent to December 31, 2005 are as follows:

                        Annual                  Sublease                Net Minimum
                        Amount                   Amount                   Payment
                        ------                   ------                   -------
2006                      $  987,000               $  109,000                $  878,000
2007                         840,000                  111,000                   729,000
2008                         711,000                  110,000                   601,000
2009                         630,000                  114,000                   516,000

2010                         549,000                  117,000                   432,000
Thereafter                   296,000                  213,000                    83,000
                    ----------------         ----------------          ----------------
Total                    $ 4,013,000               $  774,000               $ 3,239,000
                    ================         ================          ================

         In connection with the sale of the pharmacy division, the Company has subleased pharmacy facilities to the purchaser of the pharmacy division. In the event of such purchaser's default, the Company potentially could be responsible to fulfill these lease commitments.

         The Company leases various office and medical equipment under non-cancelable operating leases. Approximate future minimum payments under these leases for the years subsequent to December 31, 2005 are as follows:

2006                                                     $        834,000
2007                                                              867,000
2008                                                              830,000
2009                                                              811,000
2010                                                              360,000
                                                         ----------------
Total                                                    $      3,702,000
                                                         ================

Employment Contracts

         The Company has employment contracts with certain executives, physicians and other clinical and administrative employees. Future annual minimum payments under these employment agreements subsequent to December 31, 2005 are $2,368,000. This amount is payable in its entirety during the year ended December 31, 2006.

Administrative Services Agreement

         The Company engaged a third party service provider (the "service provider") to provide various administrative and management services, including, but not limited to, claims processing and adjudication, certain management information services, regulatory reporting and customer services pursuant to the terms of an Administrative Services Agreement (the "Services Agreement"). The initial term of the Services Agreement is for five years and it expires on June 30, 2010 and thereafter is automatically renewable for additional one-year terms unless terminated by either party. In addition to approximately $329,000 of implementation and start-up costs it paid to the service provider during fiscal 2005, the Company compensates the service provider for its management services based upon the number of enrolled members subject to monthly minimum payments. The minimum monthly fee is $25,000 per month through June 30, 2006 and increases to $60,000 per month for the remaining four years. In addition, the service provider is compensated for providing additional programming services on an hourly basis. During 2005, the Company paid an aggregate of $158,000 for monthly services in accordance with the Services Agreement.


               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

         In July 2003 a pharmacy services company (the "Plaintiff") filed a complaint against the Company and its pharmacy division, Metropolitan Rx, seeking amounts and damages of up to $2.5 million related to the acquisition of the Maryland pharmacy operation in October 2001. On November 6, 2003 the parties reached a settlement on this complaint in the amount of $500,000, of which the Company had previously accrued $487,000. Pursuant to the settlement, the Company paid $285,000 in 2003, with the balance plus accrued interest at 10% payable in monthly installments of $35,000 until paid in full. This amount was paid in full in 2004.

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

NOTE 11. SEGMENTS

         In 2005, the Company operated in two segments for purposes of presenting financial information and evaluating performance, the Provider Service Network (the "PSN") (managed care and direct medical services) and the HMO. The HMO division began operations July 2005. During 2003, the Company also operated in two segments, the PSN and the pharmacy. The Company allocated corporate overhead to the pharmacy during the period that it was operational. However, the overhead allocation is not included in the losses from operations of the discontinued business segments shown in the consolidated statements of operations.


YEAR ENDED DECEMBER 31, 2005                                                PSN          Pharmacy         HMO             Total
----------------------------                                                ---          --------         ---             -----
Revenues from external customers                                       $ 180,940,000    $       --   $   2,825,000      183,765,000
Interest (expense) income                                                     (3,000)           --          75,000           72,000
Depreciation and amortization                                                 60,000            --          16,000           76,000
Segment gain (loss) before allocated overhead                             15,488,000            --      (6,599,000)       8,889,000
Allocated corporate overhead                                              (3,268,000)           --      (1,771,000)      (5,039,000)
Segment assets                                                            18,006,000            --       9,114,000       27,120,000
Segment gain (loss) after allocated overhead and before income taxes      12,220,000            --      (8,370,000)       3,850,000

Included in allocated corporate overhead in 2005 were expenses of $5,587,000, inclusive of depreciation and amortization of $279,000. In addition, interest revenue was $374,000, interest expense was $11,000, corporate assets were $5,995,000, inclusive of a deferred tax asset of $5,523,000.


               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2004                                   PSN            Pharmacy          HMO              Total
----------------------------                                   ---            --------          ---              -----
Revenues from external customers                         $ 158,070,000    $          --    $          --    $ 158,070,000
Interest (expense) income                                      (24,000)          13,000           27,000           16,000
Depreciation and amortization                                  108,000               --               --          108,000
Segment gain (loss) before allocated overhead               17,242,000          (31,000)        (433,000)      16,778,000
Allocated corporate overhead                                 5,133,000               --          203,000        5,336,000
Segment assets                                              16,277,000            1,000        2,727,000       19,005,000
Segment gain (loss) after allocated overhead                12,109,000          (31,000)        (636,000)      11,442,000
and before income taxes

Included in allocated corporate overhead in 2004 were expenses of $4,927,000, inclusive of depreciation and amortization of $262,000. In addition, interest revenue was $73,000, interest expense was $296,000, corporate assets were $9,032,000, inclusive of a deferred tax asset of $8,281,000.


YEAR ENDED DECEMBER 31, 2003                                   PSN            Pharmacy          HMO               Total
----------------------------                                   ---            --------          ---               -----
Revenues from external customers                            $143,874,000   $         --    $        --        $143,874,000
Intersegment revenues from discontinued business segments             --      1,216,000             --           1,216,000
Interest expense and penalties                                   107,000        174,000             --             281,000
Depreciation and amortization                                    149,000         85,000             --             234,000
Revenues from discontinued business segments                          --     12,906,000             --          12,906,000
Segment gain (loss) before allocated overhead                 11,522,000     (1,488,000)            --          10,034,000
Allocated corporate overhead                                   3,686,000      1,946,000             --           5,632,000
Segment assets                                                 8,214,000         83,000             --           8,297,000
Segment gain (loss) after allocated overhead                   7,836,000     (3,434,000)            --           4,402,000

Included in allocated corporate overhead in 2003 were expenses of $4,419,000, inclusive of depreciation and amortization of $506,000. In addition, interest revenue was $27,000, interest expense was $1,216,000 and corporate assets were $927,000.

NOTE 12. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

         During the fourth quarter the Company made three adjustments deemed to be material to the results of the quarter. The Company recorded a $2.2 million receivable for estimated recoveries of medical costs (see Note 1). A portion of the charges which give rise to the estimated recoveries were recorded in prior quarters. In addition, the Company increased its IBNR estimate by $400,000 and accrued $911,000 of payroll, payroll taxes and benefits, primarily related to non-executive employee bonuses and costs associated with the termination of an employee.



               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. VALUATION AND QUALIFYING ACCOUNTS

         Activity in the Company's Valuation and Qualifying Accounts consists of the following:

                                                                 Years Ended December 31,
                                                           2005             2004           2003
                                                       ------------    ------------    ------------
Allowance for doubtful trade accounts - continuing
operations:
Balance at beginning of period                         $  2,921,000    $  2,539,000    $  4,648,000
Charged to costs and expenses                                    --              --         100,000
Increase (Deductions)                                    (2,366,000)        382,000      (2,209,000)
                                                       ------------    ------------    ------------
Balance at end of period                               $    555,000    $  2,921,000    $  2,539,000
                                                       ============    ============    ============
Allowance for doubtful trade accounts - discontinued
operations:
Balance at beginning of period                         $         --    $         --    $    314,756
Charged to costs and expenses                                    --              --         786,576
Deductions                                                       --              --      (1,101,332)
                                                       ------------    ------------    ------------
Balance at end of period                               $         --    $         --    $         --
                                                       ============    ============    ============
Allowance for note receivable:
Balance at beginning of period                         $    200,000    $         --    $         --
Charged to costs and expenses                                    --         200,000              --
Increase (Deductions)                                       (39,000)             --              --
                                                       ------------    ------------    ------------
Balance at end of period                               $    161,000    $    200,000    $         --
                                                       ============    ============    ============
Deferred tax asset valuation allowance:
Balance at beginning of period                         $         --    $ 11,705,000    $ 13,154,000
Additions                                              $         --              --              --
Deductions                                             $         --     (11,705,000)     (1,449,000)
                                                       ------------    ------------    ------------
Balance at end of period                               $         --    $         --    $ 11,705,000
                                                       ============    ============    ============


(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3) Exhibits

Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

                       METROPOLITAN HEALTH NETWORKS, INC.
                                  EXHIBIT INDEX
                          Year Ended December 31, 2005

3.1   Articles of Incorporation, as amended (1)
3.2   Amended and Restated Bylaws (2)
10.1 Physician Practice Management Participation Agreement, dated August 2, 2001, between Metropolitan of Florida, Inc. and Humana, Inc. (3)
10.2 Letter of Agreement, dated February 2003, between Metropolitan of Florida, Inc. and Humana, Inc. (4)
10.3 Physician Practice Management Participation Agreement, dated December 1, 1998, between Metcare of Florida, Inc. and Humana, Inc.*
10.4  Supplemental Stock Option Plan (5)
10.5  Omnibus Equity Compensation Plan (6)
10.6  Amended and Restated Employment Agreement between Metropolitan and Michael
      M. Earley dated January 3, 2005 (8)
10.7  Amended and Restated Employment Agreement between Metropolitan and David
      S. Gartner dated January 3, 2005 (8)
10.8  Amended and Restated Employment Agreement between Metropolitan and Roberto
      L. Palenzuela dated January 3, 2005 (8)
10.9  Amended and Restated Employment Agreement between Metropolitan and Debra
      A. Finnel dated January 3, 2005 (8)
10.10 Employment Agreement between Metcare of Florida, Inc. and Jose A. Guethon, M.D.*
10.11 Form of Option Award Agreement for Option Grants to Directors pursuant to the Omnibus Compensation Plan*
10.12 Form of Option Award Agreement for Option Grants to Key Employees pursuant to the Omnibus Compensation Plan*
10.13 Form of Option Award Agreement for Option Grants to Employees pursuant to the Omnibus Compensation Plan*
10.14 Agreement between Metcare of Florida, Inc. and the Centers for Medicare and Medicaid Services*
10.15 Code of Business Conduct and Ethics*
21.1  List of Subsidiaries (7)
23.1  Consent of Independent Auditors*
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
------------------------
* filed herewith
**furnished herewith

(1) Incorporated by reference to Metropolitan's Registration Statement on Form 8-A12B filed with the Commission on November 19, 2004 (No. 001-32361).
(2) Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on September 30, 2004.
(3) Incorporated by reference to Metropolitan's Amendment to Registration Statement on Form SB-2/A filed with the Commission on August 2,. 2001 (No. 333-61566). Portions of this document were omitted and were filed separately with the SEC on or about August 2, 2001 pursuant to a request for confidential treatment.
(4) Incorporated by reference to Metropolitan's Amendment to Annual Report for the fiscal year ended December 31, 2003 on Form 10-K/A filed with the Commission on July 28, 2004. Portions of this document have been omitted and were filed separately with the SEC on July 28, 2004 pursuant to a request for confidential treatment.
(5) Incorporated by reference to Metropolitan's Amendment to Annual Report for the fiscal year ended December 31, 2003 on Form 10-K/A filed with the Commission on July 28, 2004.
(6) Incorporated by reference to Metropolitan's Registration Statement on Form S-8 filed with the Commission on February 24, 2005 (No. 333-122976).
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 22, 2004.
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 22, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of March 2006.

                                   METROPOLITAN HEALTH NETWORKS, INC.


                                   By: /s/ MICHAEL M. EARLEY
                                       ----------------------------------------
                                       Michael M. Earley, Chairman and Chief
                                       Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.


March 16, 2006          /s/ MICHAEL M. EARLEY
                        ---------------------------------------------------
                        Michael M. Earley
                        Chairman and Chief Executive Officer

March 16, 2006          /s/ DAVID S. GARTNER
                        ---------------------------------------------------
                        David S. Gartner
                        Chief Financial Officer

March 16, 2006          /s/ DEBRA A. FINNEL
                        ---------------------------------------------------
                        Debra A. Finnel
                        President, Chief Operating Officer and Director

March 16, 2006          /s/ KARL M. SACHS
                         --------------------------------------------------
                        Karl M. Sachs
                        Director

March 16, 2006          /s/ MARTIN W. HARRISON
                        ---------------------------------------------------
                        Martin W. Harrison
                        Director

March 16, 2006          /s/ ERIC HASKELL
                        ---------------------------------------------------
                        Eric Haskell
                        Director

March 16, 2006          /s/ BARRY T. ZEMAN
                        ---------------------------------------------------
                        Barry T. Zeman
                        Director