Form 10-Q
period 2006-03-31
METROPOLITAN HEALTH NETWORKS INC
filed 2006-05-15
CIK 1009379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                        Commission file number: 001-32361

                       METROPOLITAN HEALTH NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                      Florida                                    65-0635748
          (State or other jurisdiction of                     (I.R.S. Employer
           incorporation or organization)                   Identification No.)

          250 Australian Avenue, Suite 400
                West Palm Beach, FL                                33401
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

                    Class                       Outstanding at April 28, 2006
   ----------------------------------------     -----------------------------
    Common Stock, $.001 par value per share           49,876,526 shares

                       Metropolitan Health Networks, Inc.

                                      Index


Part I.   FINANCIAL INFORMATION                                         Page

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets
              as of March 31, 2006 and December 31, 2005                    4

              Condensed Consolidated Statements of
              Operations for the Three Months Ended
              March 31, 2006 and 2005                                       5

              Condensed Consolidated Statements of
              Cash Flows for the Three Months Ended
              March 31, 2006 and 2005                                       6

              Notes to Condensed Consolidated
              Financial Statements                                       7-16

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                   17-25

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       25

Item 4.   Controls and Procedures                                          26

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                            27

Item 1A.      Risk Factors                                                 27

Item 2.       Changes in Securities and Use of Proceeds                    27

Item 3.       Default Upon Senior Securities                               27

Item 4.       Submission of Matters to a Vote of Security Holders          27

Item 5.       Other Information                                            27

Item 6.       Exhibits                                                  27-28

SIGNATURES                                                                 29

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                             March 31, 2006  December 31, 2005
                                   ASSETS                                      (Unaudited)      (Audited)
                                   ------                                     ------------    ------------
CURRENT ASSETS
   Cash and equivalents                                                       $ 17,973,101    $ 15,572,862
   Short-term investments                                                        2,380,026            --
   Accounts receivable, net of allowance                                         4,513,350       4,183,974
   Inventory                                                                       220,929         201,430
   Prepaid expenses                                                                688,095         473,286
   Deferred income taxes                                                         3,500,000       3,500,000
   Other current assets                                                            387,314         547,976
                                                                              ------------    ------------
      TOTAL CURRENT ASSETS
                                                                                29,662,815      24,479,528
PROPERTY AND EQUIPMENT, net                                                      1,130,146         899,998
INVESTMENTS                                                                        627,819         627,819
GOODWILL, net                                                                    1,992,133       1,992,133
DEFERRED INCOME TAXES                                                            4,082,800       4,493,000
OTHER ASSETS                                                                       810,725         622,628
                                                                              ------------    ------------
      TOTAL ASSETS                                                            $ 38,306,438    $ 33,115,106
                                                                              ============    ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                           $    843,081    $    969,184
   Advance premiums                                                              2,245,579            --
   Estimated medical expenses payable                                            1,893,515         694,410
   Accrued payroll and payroll taxes                                             1,899,646       1,459,098
   Accrued expenses                                                                843,654         293,552
                                                                              ------------    ------------
      TOTAL CURRENT LIABILITIES                                                  7,725,475       3,416,244
                                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001 per share; stated value $100 per share;
      10,000,000 shares authorized; 5,000 issued and outstanding                   500,000         500,000
   Common stock, par value $.001 per share; 80,000,000 shares authorized;
      49,876,526 and 49,851,526 issued and outstanding, respectively                49,876          49,851
   Additional paid-in capital                                                   40,393,268      40,182,889
   Accumulated deficit                                                         (10,362,181)    (11,033,878)
                                                                              ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY                                                30,580,963      29,698,862
                                                                              ------------    ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 38,306,438    $ 33,115,106
                                                                              ============    ============

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                                     For the three months ended March 31,
                                                           2006             2005
                                                        (Unaudited)      (Unaudited)
                                                        ------------    ------------
REVENUES, net                                           $ 55,433,533    $ 45,519,566
                                                        ------------    ------------
OPERATING EXPENSES
   Direct medical costs                                   46,962,844      38,533,117
   Other medical costs                                     2,585,666       2,636,975
                                                        ------------    ------------
        Total medical expenses                            49,548,510      41,170,092
   Administrative payroll, payroll taxes and benefits      2,447,799       1,266,261
   Marketing and advertising                                 973,930             371
   General and administrative                              1,589,917       1,376,573
                                                        ------------    ------------
          TOTAL EXPENSES                                  54,560,156      43,813,297
                                                        ------------    ------------
OPERATING INCOME                                             873,377       1,706,269
                                                        ------------    ------------
OTHER INCOME
   Interest income, net                                      189,438          65,075
 Other                                                        19,082          70,258
                                                        ------------    ------------
          TOTAL OTHER INCOME                                 208,520         135,333
                                                        ------------    ------------

INCOME BEFORE INCOME TAXES                                 1,081,897       1,841,602
INCOME TAXES                                                (410,200)       (697,000)
                                                        ------------    ------------
NET INCOME                                              $    671,697    $  1,144,602
                                                        ============    ============
EARNINGS PER COMMON SHARE:
NET EARNINGS PER SHARE:
   Basic                                                $       0.01    $       0.02
                                                        ============    ============
   Diluted                                              $       0.01    $       0.02
                                                        ============    ============

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                       For the three months ended March 31,
                                                                             2006            2005
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $    671,697    $  1,144,602
                                                                         ------------    ------------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                            100,147          84,836
     Deferred income taxes                                                    410,200         697,000
     Stock-based compensation expense                                         201,654            --
     Loss on disposal of assets                                                   103            --
     Amortization of securities issued for professional services                 --            72,626
    Changes in operating assets and liabilities:
        Accounts receivable, net                                             (329,376)       (184,465)
        Inventory                                                             (19,499)         51,074
        Prepaid expenses                                                     (214,809)       (309,045)
        Other current assets                                                  160,663          95,171
        Other assets                                                         (189,139)          2,905
        Accounts payable                                                     (126,102)       (248,965)
        Advance premiums                                                    2,245,579            --
        Estimated medical expenses payable                                  1,199,105            --
        Accrued payroll and payroll taxes                                     440,548         163,540
        Accrued expenses                                                      550,101         427,826
                                                                         ------------    ------------
          Total adjustments                                                 4,429,175         852,503
                                                                         ------------    ------------
             Net cash provided by operating activities                      5,100,872       1,997,105
                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments                                                   (2,380,026)     (1,500,000)
  Investments                                                                    --          (641,417)
  Capital expenditures
                                                                             (329,357)        (45,302)
                                                                         ------------    ------------
              Net cash (used in) investing activities                      (2,709,383)     (2,186,719)
                                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on notes payable                                                    --          (898,750)
  Repurchase of warrants                                                         --           (85,000)
  Proceeds from exercise of stock options and warrants                          8,750         175,440
                                                                         ------------    ------------
              Net cash provided by/(used in) financing activities               8,750        (808,310)
                                                                         ------------    ------------

NET INCREASE(DECREASE) IN CASH AND EQUIVALENTS                              2,400,239        (997,924)

CASH AND EQUIVALENTS - BEGINNING                                           15,572,862      11,344,113
                                                                         ------------    ------------
CASH AND EQUIVALENTS - ENDING                                            $ 17,973,101    $ 10,346,189
                                                                         ============    ============

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================
NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

    The audited financial statements at December 31, 2005, which were included in the Company's Form 10-K filed on March 16, 2006, should be read in conjunction with these condensed consolidated financial statements.

    Unless otherwise indicated or the context requires, all references in this Form 10-Q to the "Company" refers to Metropolitan Health Networks, Inc. and its consolidated subsidiaries.

    SEGMENT REPORTING

    The Company applies Financial Accounting Standards Boards ("FASB") Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company has considered its operations and has determined that, in 2005, it operated, and continues to operate in 2006, in two segments for purposes of presenting financial information and evaluating performance, a Provider Service Network (managed care and direct medical services) (the "PSN"), operated through its wholly owned subsidiary, Metcare of Florida, Inc., and a Medicare Advantage HMO (the "HMO"), operated through its wholly owned subsidiary Metcare Health Plans, Inc.

    As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use. See "Note 6. Business Segment Information" for additional information regarding the Company's business segments.

    CASH AND EQUIVALENTS

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. From time to time, the Company maintains cash balances with financial institutions in excess of federally insured limits.

    SHORT-TERM INVESTMENTS

    All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. As of March 31, 2006, the Company's short-term investments consisted of certificates of deposit classified as available-for-sale. All income generated from these short-term investments during the quarter ended March 31, 2006 was recorded as interest income.

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

    SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative (including, among others, projections of future taxable income, current year net operating loss carryforward utilization and the Company's profitability in recent years), the Company determined that future realization of its deferred tax assets was more likely than not. In the event it is determined that it is more likely than not that the Company would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to record a deferred tax asset valuation allowance would be charged to income in the period such determination would be made. Changes in deferred tax assets are reflected in the "Income Taxes" expense line of the Company's Condensed Consolidated Statements of Operations.

    Due to the availability of deferred tax assets during the quarter ended March 31, 2006, the Company has not recorded any amounts payable for U.S. federal income taxes and does not expect any cash outlay to be required in connection with the income tax provisions.

    REVENUE RECOGNITION

    The Company's PSN is a party to two managed care contracts with Humana, Inc. (the "Humana Agreements") and provides medical care to its patients through wholly-owned and contracted independent medical practices and providers (collectively, the "Affiliated Providers"). Accordingly, the PSN receives a monthly fee for each patient that chooses one of the Affiliated Provides as his or her primary care physician in exchange for the PSN's assumption of responsibility for the provision of all necessary medical services to such patient, even those medical services not directly provided by one of the Affiliated Providers. Fees received by the PSN under these Humana Agreements are reported as revenues. The cost of both Affiliated Provider and non-Affiliated Provider services under these Humana Agreements are not included as a deduction to net revenues of the Company, but are reported as an operating expense. Changes in revenues resulting from the periodic changes in risk adjustment scores are recognized when the amounts become determinable and the collectibility is reasonably assured. In connection with the Humana Agreements, the Company is exposed to losses to the extent of the PSN's share of deficits, if any, on its Affiliated Providers. The PSN's share of deficits is 100% for Medicare Part A in the Central Florida market, 50% for Medicare Part A in the South Florida market and 100% for Medicare Part B in both the Central Florida and South Florida market. Revenues generated under the Humana Agreements accounted for approximately 91% and 99% of the Company's total revenues for the three months ended March 31, 2006 and 2005, respectively.

    Humana may immediately terminate either of the Humana Agreements and/or any individual physician credentialed under the Humana Agreements, upon written notice, (i) if the PSN and/or any of its Affiliated Provider's continued participation may adversely affect the health, safety or welfare of any Humana member or bring Humana into disrepute; (ii) in the event of one of the PSN's physician's death or incompetence; (iii) if any of the PSN's physicians fail to meet Humana's credentialing criteria; (iv) in accordance with Humana's policies and procedures as specified in Humana's manual, (v) if the PSN engages in or acquiesces to any act of bankruptcy, receivership or reorganization; or (vi) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). The PSN and Humana may also each terminate each of the Humana Agreements upon 90 days' prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement.

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

    Effective July 1, 2005 the Company had the requisite Florida and federal licenses, approvals and contract to begin marketing, enrolling and providing services to Medicare beneficiaries through its own Medicare Advantage HMO. The contract with the Centers for Medicare and Medicaid Services ("CMS") renews on an annual basis. The HMO receives a monthly premium for each enrollee in its plan and is responsible for the provision of all covered medical services for that enrollee. Premium revenues are recognized as income in the period members are entitled to receive services, and are net of retroactive membership adjustments. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by CMS. Changes in revenues from CMS resulting from the periodic changes in risk adjustment scores for the HMO's membership are recognized when the amounts become determinable and the collectibility is reasonably assured.

    MARKETING AND ADVERTISING COSTS

    Marketing and advertising costs are expensed as incurred. Marketing and advertising expense was approximately $974,000 and $400 for the three months ended March 31, 2006 and 2005, respectively.

    RECLASSIFICATION

    Certain amounts reported in the comparative financial statements have been reclassified to conform to the presentation for the period ended March 31, 2006.

    USE OF ESTIMATES

    Revenue, Expense and Receivables

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. The most significant area requiring estimates relates to the PSN's arrangements with Humana. Such estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

    With regard to revenues, expenses and receivables arising from the Humana Agreements, the Company estimates the amounts it believes will ultimately be realizable based in part upon estimates of claims incurred but not reported ("IBNR") and estimates of retroactive adjustments or unsettled costs to be applied by Humana. The IBNR estimates are made by Humana utilizing actuarial methods and are continually evaluated by management of the Company based upon its specific claims experience. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

    From time to time, Humana charges the PSN for certain medical expenses, which the Company believes are erroneous or are not supported by the Humana Agreements. Management's estimate of recovery on these contestations is based upon its judgment and its consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors.

    During 2005, the Company incurred approximately $4.0 million of medical costs related to the implantation of certain Implantable Automatic Defibrillators ("AICD's"). CMS directed that the costs of certain of these procedures that met 2005 eligibility requirements be paid by CMS, rather than billed to Medicare Advantage plans. The Company is working with Humana and the related providers to secure reimbursement for these amounts, and estimated a recovery of approximately $2.2 million at December 31, 2005. Approximately $137,000 of this amount was collected in the quarter ended March 31, 2006, resulting in accounts receivable in the accompanying consolidated balance sheets of $2.0 million and $2.2 million at March 31, 2006 and December 31, 2005, respectively. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    Included in revenues for the quarter ended March 31, 2006 were estimated medical risk adjustment ("MRA") funding increases. The purpose of risk adjustment is to use health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. From 2000 to 2003, risk adjusted payment accounted for only 10% of Medicare health plans payment, with the remaining 90% based on demographic factors. In 2004 and 2005, the portion of risk-adjusted payment was increased to 30% and 50%, respectively. The portion of risk-adjusted payment has increased to 75% in 2006, with the 100% phase-in of risk-adjusted payment to be completed in 2007. Based on its applicable risk scoring, the Company accrued MRA increases totaling approximately $1.2 million at March 31, 2006. These amounts, which are included in accounts receivable in the accompanying consolidated balance sheets at March 31, 2006, are expected to be received in the second half of the year, consistent with the timing of prior year payments. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

    Non-Humana fee for service accounts receivable, aggregating to approximately $973,000 and $797,000 at March 31, 2006 and December 31, 2005, respectively, relate principally to medical services provided on a non-capitated basis, and are reduced by amounts estimated to be uncollectible (approximately $661,000 and $555,000 at March 31, 2006 and December 31, 2005,
    respectively). Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors, however it is possible the company's estimate of uncollectible amounts could change in the near term. In addition, accounts receivable at March 31, 2006 and December 31, 2005 includes approximately $9,000 and $159,000, respectively, due to the HMO from CMS and HMO enrollees.

    With regards to the HMO, the cost of medical benefits is recognized in the period in which services are provided and includes an IBNR estimate based on management's best estimate of medical benefits payable. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

    Accounting for Prescription Drug Benefits under Medicare Part D

    On January 1, 2006, the Company's HMO and PSN, through the Humana Agreements, began covering prescription drug benefits in accordance with the requirements of Medicare Part D, to its HMO's and PSN's Medicare Advantage members. The benefits covered under Medicare Part D are in addition to the benefits covered by the HMO and the PSN under Medicare Parts A and B.

    In general, pursuant to Medicare Part D, pharmacy benefits may vary in terms of coverage levels and out-of-pocket costs for beneficiary premiums, deductibles and co-insurance. However, all Part D plans must offer either "standard coverage" or its actuarial equivalent (with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage). These "defined standard" benefits represent the minimum level of benefits mandated by Congress. In addition to defined standard plans offered by the HMO, the PSN, through the Humana Agreements, offers prescription drug plans containing benefits in excess of the standard coverage limits.

    The payment the Company's HMO receives monthly from the Centers for Medicare and Medicaid Services, or CMS, generally represents its bid amount for providing insurance coverage. It recognizes premium revenue for providing this insurance coverage ratably over the term of its annual contract. However, its CMS payment is subject to 1) risk corridor adjustments and 2) subsidies in order for the HMO and CMS to share the risk associated with financing the ultimate costs of the Part D benefit.

    The amount of revenue payable to a plan by CMS is subject to adjustment, positive or negative, based upon the application of risk corridors that compare a plan's revenues targeted in their bids ("target amount') to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMO or require the HMO to refund to CMS a portion of the payments it received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS "defined standard" benefit plan ("allowable risk corridor costs"). The Company estimates and recognizes an adjustment to premium revenues related to the risk corridor payment adjustment based upon pharmacy claims experience to date as if the annual contract were to end at the end of each reporting period. Accordingly, this estimate provides no consideration to future pharmacy claims experience. It is reasonably possible that this estimate could change in the near term by an amount that could be material.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    Certain subsidies represent reimbursements from CMS for claims the HMO paid for which it assumes no risk, including reinsurance payments and low-income cost subsidies. Claims paid above the out-of-pocket or catastrophic threshold for which the HMO is not at risk are all reimbursed by CMS through the reinsurance subsidy plans. Low-income cost subsidies represent reimbursements from CMS for all or a portion of the deductible, the coinsurance and the co-payment amounts for low-income beneficiaries. The Company accounts for these subsidies as current liabilities in its balance sheet and as an operating activity in its statement of cash flows. The Company does not recognize premium revenue or claims expense for these subsidies.

    The HMO recognizes pharmacy benefit costs as incurred. It has subcontracted the pharmacy claims administration to a third party pharmacy benefit manager.

    With regards to PSN, the Company receives Medicare Part D revenue pursuant to the applicable percent of premium provided for in the Humana Agreements. Humana does not provide the Company with a separate accounting for Part D premium and expense. As with its HMO, the Company recognizes pharmacy benefit costs as such costs are incurred by the PSN. With regards to the estimated amount of any risk corridor adjustments, the Company has relied upon estimates provided by Humana to the Company and has recorded an downward adjustment to premium revenue based on these estimates. It is reasonably possible that this estimate could change in the near term by an amount that could be material.

    Deferred Tax Asset

    The Company has recorded a deferred tax asset of approximately $7.6 million at March 31, 2006. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material.

    ACCOUNTS RECEIVABLE

    Accounts receivable at March 31, 2006 and December 31, 2005 were as follows:

                                    March 31, 2006       December 31, 2005
Humana accounts receivable, net       $4,193,000            $3,782,000
Non-Humana accounts receivable, net
                                         320,000               402,000
                                      ----------            ----------
Accounts receivable, net              $4,513,000            $4,184,000
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

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                    For the three months
                                                        ended March 31,
                                                     2006            2005
                                                 ------------    ------------
Net Income                                       $    672,000    $  1,145,000

Less:  Preferred stock dividend                       (13,000)        (13,000)
                                                 ------------    ------------
Income available to common shareholders          $    659,000    $  1,132,000
                                                 ============    ============
Denominator:

Weighted average common shares outstanding         49,860,000      48,120,000
                                                 ============    ============
Basic earnings per common share                  $       0.01    $       0.02
                                                 ============    ============

Income available to common shareholders          $    659,000    $  1,132,000
                                                 ============    ============

Denominator:

Weighted average common shares outstanding         49,860,000      48,120,000
Common share equivalents of outstanding stock:

   Options and warrants                             1,344,000       4,133,000
                                                 ------------    ------------

Weighted average common shares outstanding         51,204,000      52,253,000
                                                 ============    ============
Diluted earnings per common share                $       0.01    $       0.02
                                                 ============    ============

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


    SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 (Accounting Changes) and SFAS No. 3 (Reporting Accounting Changes in Interim Financial Statements). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006 and it did not have a material impact on the Company's consolidated financial condition or results of operations.

================================================================================
NOTE 2.  DEBT
--------------------------------------------------------------------------------

    On May 6, 2005 the Company executed an unsecured commercial line of credit agreement with a bank, which provided for borrowings and issuance of letters of credit of up to $1.0 million. The credit line expired on March 31, 2006 and was automatically renewed with a new expiration date of March 31, 2007. The outstanding balance, if any, bears interest at the bank's prime rate. The credit facility requires the Company to comply with certain financial covenants, including a minimum liquidity requirement of $2.0 million. The availability under the line of credit secures a $1.0 million letter of credit that the Company has caused to be issued in favor of Humana. As of March 31, 2006, the Company has not utilized this commercial line of credit.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


================================================================================
NOTE 3.  STOCK BASED COMPENSATION
--------------------------------------------------------------------------------

    The Company has three stock option plans that are administered by the Compensation Committee of the Board of Directors. The 2001 Stock Option Plan and the Supplemental Stock Option Plan have 1,110,110 and 1,635,400 outstanding options granted under the plans, respectively, as of March 31, 2006. The Company does not intend to issue additional options from either plan in the future. The Omnibus Equity Compensation Plan (the "Omnibus Plan") provides for the grant of non-qualified or incentive stock options and other stock based awards to directors, executives and key employees of the Company, as well as to any other persons approved by the Compensation Committee. A total of 6,000,000 shares of Metropolitan's common stock are authorized for issuance pursuant the Omnibus Plan. As of March 31, 2006, options to purchase 2,775,133 shares of the Company's common stock had been granted pursuant to the Omnibus Plan. Under the Omnibus Plan, options are granted at the fair market value of the stock at the date of grant and expire no later than 10 years after the date of grant. Options granted under this Omnibus Plan generally vest for periods up to four years.

    Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, ("APB No. 25"), "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation expense was recognized. Stock options issued to independent contractors or consultants were accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, ("SFAS No. 123"), "Accounting for Stock-Based Compensation." For the three months ended March 31, 2005, no stock-based employee compensation expense was recognized in the accompanying condensed consolidated statement of income.

    Effective January 1, 2006, the Company adopted SFAS No. 123(R) ("SFAS No. 123(R)"), "Share-Based Payment," which is a revision of SFAS No. 123, using the modified prospective transition method and therefore has not restated prior periods' results. Under the transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

    The Company calculates the fair value of employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized on a straight-line basis over the vesting period of the stock options, which is generally up to four years. No options were granted during the three-month period ended March 31, 2006.

    As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's income before income taxes and net income for the quarter ended March 31, 2006 were approximately $202,000 and $126,000 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. The total income tax benefit recognized in the income statement for share-based compensation was $76,000 for the quarter ended March 31, 2006. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have remained unchanged at $.01, if the Company had not adopted SFAS No. 123(R).

    SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for options (excess tax benefits) to be classified as financing cash flows. For the quarter ended March 31, 2006, the Company had net operating loss carryforwards and did not recognize any tax benefits resulting from the exercise of stock options because the related tax deductions would not have resulted in a reduction of income taxes payable. During the quarter ended March 31, 2006, the Company issued 25,000 shares of common stock resulting from the exercise of stock options.

    The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the quarter ended March 31, 2005. For purposes of this pro forma disclosure, the fair value of these options were estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions for the quarter ended March 31, 2005: risk-free interest rate from 3.09% to 3.65%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 50%; and expected option lives ranging from two to four and one-half years, depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of the Company's employees. The expected volatility factor is based on the historical volatility of the market price of the Company's common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company's pro forma information follows:

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                 Three months ended
                                                   March 31, 2005
                                                   -------------
Net income, as reported                            $   1,145,000
Less:  Total stock-based employee compensation
           expense determined under SFAS No. 123
           for all awards, net of related tax           (259,000)
                                                   -------------

Pro forma net income                               $     886,000
                                                   =============

Earnings per share:
           Basic, as reported                      $        0.02
                                                   =============
           Basic, pro forma                        $        0.02
                                                   =============
           Diluted, as reported                    $        0.02
                                                   =============
           Diluted, pro forma                      $        0.02
                                                   =============

    Stock option activity as of March 31, 2006 and changes during the quarter ended March 31, 2006 were as follows:

                                                                                       Aggregate
                                         Number of         Weighted Average             Intinsic
                                          Options           Exercise Price               Value
                                     ----------------------------------------------------------------
Balance, December 31, 2005                 6,385,810          $ 1.63

Granted                                           -           $    -
Exercised and returned                       (25,000)         $  0.35
Forfeited and expired                       (840,167)         $  2.69
                                     ------------------
Balance, March 31, 2006                    5,520,643          $  1.47                 $  4,655,908
                                     ==================
Exercisable, March 31, 2006                3,384,728          $  1.21                 $  4,008,089
                                     ==================

    The weighted-average grant-date fair value of options granted during the quarter ended March 31, 2005 was $2.81. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount will change based on the fair market value of the Company's stock. Total intrinsic value of options exercised for the quarter ended March 31, 2006 was $45,500. Total fair value of options vested and expensed for the quarter ended March 31, 2006 was $30,242, net of tax.

    As of March 31, 2006, there was $1,089,432 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.51 years.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


    The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

                       Options Outstanding                                                   Options Exercisable
                       -------------------                                                   -------------------
                                   Weighted        Weighted Average                        Weighted       Weighted Average
                   Number of        Average            Remaining           Number of       Average           Remaining
Exercise Price      Options     Exercise Price     Contractual Life         Options     Exercise Price    Contractual Life
-----------------------------------------------------------------------  ----------------------------------------------------
$0.30 - $1.00      2,310,510          $0.54                2.48           2,260,510         $  0.53                 2.40
$1.14 - $1.92      2,365,833          $1.81                8.15             791,718         $  1.78                 7.23
$2.05 - $2.83        644,300         $ 2.30                7.89             132,500         $  2.53                 1.77
$4.00 - $6.50        200,000         $ 5.63                0.93             200,000         $  5.63                 0.93
                 -----------                                             ----------
                   5,520,643         $ 1.47                5.48           3,384,728         $  1.21                 3.42
                 ===========                                          ==========

    Nonvested stock awards as of March 31, 2006 and changes during the quarter ended March 31, 2006 were as follows:

                                                     Weighted Average
                                         Number of      Grant-Date
                                          Shares        Fair Value
                                     -------------- -----------------
Nonvested, December 31, 2005
                                        2,337,782   $      1.93
Granted                                       -     $        -
Vested                                    (87,500)  $      1.60
Forfeited and expired                    (114,367)  $      2.81
                                        ---------
Nonvested, March 31, 2006               2,135,915   $      1.90
                                        =========


================================================================================
NOTE 4.  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

    The Company issued 25,000 shares of common stock in connection with the exercise of stock options during the first three months of 2006.

================================================================================
NOTE 5.  COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

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

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


================================================================================
NOTE 6.  BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

    In 2006, the Company is operating in two segments for purposes of presenting financial information and evaluating performance, the Provider Service Network (the "PSN") (managed care and direct medical services) and the HMO. The Company's Medicare Advantage HMO commenced operations effective July 1, 2005.


THREE MONTHS ENDED MARCH 31, 2006                      PSN             HMO           Total
---------------------------------                  ------------   --------------  ------------
Revenues from external customers                   $ 50,744,000   $  4,690,000    $ 55,434,000
Segment gain (loss) before allocated overhead         4,621,000     (1,928,000)      2,693,000
Allocated corporate overhead                            944,000        667,000       1,611,000
Segment gain (loss) after allocated overhead and
   before income taxes                                3,677,000     (2,595,000)      1,082,000
Segment assets                                       19,527,000     13,732,000      33,259,000


THREE MONTHS ENDED MARCH 31, 2005                      PSN             HMO             Total
---------------------------------                  ------------   --------------  ------------
Revenues from external customers                   $ 45,520,000   $        -      $ 45,520,000
Segment gain (loss) before allocated overhead
                                                      3,788,000        (699,000)     3,089,000
Allocated corporate overhead
                                                      1,021,000         226,000      1,247,000
Segment gain (loss) after allocated overhead
   and before income taxes                            2,767,000        (925,000)     1,842,000
Segment assets
                                                     23,114,000       2,248,000     25,362,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO.


              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS


Sections of this Quarterly Report contain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Report containing the words "estimate," "project," "anticipate," "expect," "intend," "believe," "will," "could," "should," "may," and similar expressions may be deemed to create forward-looking statements. Accordingly, such statements, including without limitation, those relating to the Company's future business, prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they may appear in this document or in other statements attributable to the Company, involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Specifically, this Quarterly Report contains forward-looking statements, including the following:

      o the PSN's ability to renew the Humana Agreements and maintain the Humana Agreements on favorable terms;

      o the Company's ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims;

      o the HMO's ability to renew, maintain or to successfully rebid for its agreement with CMS;


The forward-looking statements reflect the Company's current view about future events and are subject to risks, uncertainties and assumptions. The Company wishes to caution readers that certain important factors may have affected and could in the future affect its actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors could prevent the Company from achieving its goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

      o     reductions in government funding of Medicare programs;

      o     disruptions in the HMO's or Humana's healthcare provider networks;

      o failure to receive claims processing, billing services, data collection and other information on a timely basis from Humana;

      o     future legislation and changes in governmental regulations;

      o     increased operating costs;

      o the impact of Medicare Risk Adjustments on payments the Company receives for its managed care operations;

      o     loss of significant contracts;

      o     general economic and business conditions;

      o     increased competition;

      o     the relative health of the Company's patients;

      o changes in estimates and judgments associated with our critical accounting policies;

      o     federal and state investigations;

      o our ability to successfully recruit and retain key management personnel and qualified medical professionals; and

      o     impairment charges that could be required in future periods.

Additional information concerning these and other risks and uncertainties is contained in the Company's filings with the Securities and Exchange Commission (the "Commission"), including the section entitled "Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2005.

Forward-looking statements should not be relied upon as a prediction of actual results. Subject to any continuing obligations under applicable law or any relevant listing rules, the Company expressly disclaims any obligation to disseminate, after the date of this Quarterly Report on Form 10-Q, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based.

BACKGROUND

Through its provider service network ("PSN") and its health maintenance organization ("HMO"), Metropolitan currently provides healthcare benefits to Medicare beneficiaries in Florida. As of March 2006, the PSN and HMO provided healthcare benefits to approximately 26,000 and 2,200 Medicare Advantage beneficiaries, respectively (collectively, the "Participating Members").

As of March 31, 2006, substantially all of the Company's revenues were directly or indirectly derived from reimbursements generated by Medicare Advantage health plans. As a result, the Company's revenue and profitability are dependent on government funding levels for Medicare Advantage programs.

Provider Service Network

Pursuant to two contracts with Humana, Inc. (the "Humana Agreements"), the second largest participant in the Medicare Advantage program ("Humana"), the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in Flagler and Volusia Counties ("Central Florida") and Palm Beach, Broward and Miami-Dade Counties ("South Florida") who have elected to receive benefits from Humana's Medicare Advantage Plan. As of March 31, 2006, the Humana Agreements covered approximately 19,500 Humana Plan Members (as defined below) in Central Florida and 6,500 Humana Plan Members in South Florida.

The PSN is comprised both of medical practices owned by the Company as well as independently owned medical practices and providers with whom it has contracted ("IPs"). The Company currently owns and operates eight primary care physician practices and a medical oncology physician practice. The Company also contracts with twenty-nine primary care IPs. Through its Humana Agreements, the PSN has established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout South Florida and Central Florida.

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

The PSN assumes the full financial responsibility for the provision of all Medicare-covered medical care to Humana Participating Members, including those medical services that the PSN does not itself provide. To the extent the costs of providing such medical care are less than the related premiums receivable from Humana, the PSN generates an operating profit. Conversely, if the medical costs exceed the fees receivable from Humana, the PSN experiences an operating loss.

The vast majority of the PSN's revenues come from the Humana Agreements. The Company does receive additional revenue for providing primary care services to non-Humana Plan Members on a fee-for-service basis in the medical practices it owns and operates.

For the three months ended March 31, 2006, approximately 91% of Metropolitan's revenue came from the Humana Agreements. The Humana Agreements have one-year terms and renew automatically each December 31 for additional one-year terms unless terminated for cause or upon 180 days' prior notice. Failure to maintain the Humana Agreements on favorable terms would adversely affect Metropolitan's results of operations and financial condition.

Health Maintenance Organization

Effective July 1, 2005, METCARE Health Plans, Inc., the Company's wholly owned subsidiary ("HMO"), became licensed as a Medicare Advantage HMO and entered into a contract with CMS (the "CMS Contract") to begin offering Medicare Advantage plans to Medicare beneficiaries in six Florida counties which include the cities of Fort Pierce, Port St. Lucie, Fort Myers, Port Charlotte and Sarasota. The HMO has been marketing its "AdvantageCare" branded plan since July 2005. The HMO is seeking to expand its HMO and as of March 2006, the total number of enrollees in its plan was approximately 2,200.

In addition to growth within existing service areas, the HMO has been exploring the expansion of its HMO business into new geographic areas. However, Metropolitan does not intend to provide HMO services in the geographic markets with respect to which the PSN has a contract with Humana. Metropolitan views its HMO business as an extension of its existing core competencies.

The HMO's revenues are generated by premiums consisting of monthly payments per member that are established by the CMS Contract. The HMO recorded its first revenues in the third quarter of fiscal 2005.

The Humana Agreements and the CMS Contract are risk agreements under which the PSN and HMO, respectively, receive monthly payments per Participating Member at a rate established by the agreements, also called a capitated fee. In accordance with the agreements, the total monthly payment is a function of the number of Participating Members, regardless of the actual utilization rate of covered services.

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

The Company anticipates that, for at least the next twelve months, the HMO's ongoing development efforts, reserve requirements and operating costs will be funded by the Company's current cash resources and projected cash flows from operations, and expects to lose approximately $3.0 million to $5.0 million in 2006 for this continued development. The HMO has filed expansion applications for several additional Florida counties. While no assurance is given that approval will be granted to operate in any or all of these counties, the Company has been investing resources in network development efforts for this expansion. Enrollments in these new markets could begin as early as January 2007, with marketing and sales efforts commencing in late 2006. No assurance can be given that the Company will be successful in operating this segment of its business despite its allocation of a substantial amount of resources for this purpose. If the HMO does not develop as previously anticipated or planned, the HMO could continue to incur losses and the Company may have to devote additional managerial and/or capital resources to the HMO, which could limit the Company's ability to manage and/or grow the PSN.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 of the "Notes to Condensed Consolidated Financial Statements" included in this Form 10-Q. We believe our most critical accounting policies include the policies set forth below.

Use of Estimates, Revenue, Expense and Receivables

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. The most significant area requiring estimates relates to the PSN's arrangements with Humana. Such estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

With regard to revenues, expenses and receivables arising from the Humana Agreements, the Company estimates the amounts it believes will ultimately be realizable based in part upon estimates of claims incurred but not reported ("IBNR") and estimates of retroactive adjustments or unsettled costs to be applied by Humana. The IBNR estimates are made by Humana utilizing actuarial methods and are continually evaluated by management of the Company based upon its specific claims experience. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

From time to time, Humana charges the PSN for certain medical expenses, which the Company believes are erroneous or are not supported by the Humana Agreements. Management's estimate of recovery on these contestations is based upon its judgment and its consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors.

During 2005, the Company incurred approximately $4.0 million of medical costs related to the implantation of certain Implantable Automatic Defibrillators ("AICD's"). CMS has directed that the costs of certain of these procedures that meet 2005 eligibility requirements be paid by CMS, rather than billed to Medicare Advantage plans. The Company is working with Humana and the related providers to secure reimbursement for these amounts, and has estimated a recovery of approximately $2.2 million at December 31, 2005. Approximately $137,000 of this amount was collected in the quarter ended March 31, 2006, resulting in accounts receivable in the accompanying consolidated balance sheets of $2.0 million and $2.2 million at March 31, 2006 and December 31, 2005, respectively. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

Included in revenues for the quarter ended March 31, 2006 were estimated medical risk adjustment ("MRA") funding increases. The purpose of risk adjustment is to use health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. From 2000 to 2003, risk adjusted payment accounted for only 10% of Medicare health plans payment, with the remaining 90% based on demographic factors. In 2004 and 2005, the portion of risk-adjusted payment was increased to 30% and 50%, respectively. The portion of risk-adjusted payment has increased to 75% in 2006, with the 100% phase-in of risk-adjusted payment to be completed in 2007. Based on its applicable risk scoring, the Company accrued MRA increases totaling approximately $1.2 million at March 31, 2006. These amounts, which are included in accounts receivable in the accompanying consolidated balance sheets at March 31, 2006, are expected to be received in the second half of the year, consistent with the timing of prior year payments. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

Accounting for Prescription Drug Benefits under Medicare Part D

On January 1, 2006, the Company's HMO and PSN, through the Humana Agreements, began covering prescription drug benefits in accordance with the requirements of Medicare Part D, to its HMO's and PSN's Medicare Advantage members. The benefits covered under Medicare Part D are in addition to the benefits covered by the HMO and the PSN under Medicare Parts A and B.

In general, pursuant to Medicare Part D, pharmacy benefits may vary in terms of coverage levels and out-of-pocket costs for beneficiary premiums, deductibles and co-insurance. However, all Part D plans must offer either "standard coverage" or its actuarial equivalent (with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage). These "defined standard" benefits represent the minimum level of benefits mandated by Congress. In addition to defined standard plans offered by the HMO, the PSN, through the Humana Agreements, offers prescription drug plans containing benefits in excess of the standard coverage limits.

The payment the Company's HMO receives monthly from the Centers for Medicare and Medicaid Services, or CMS, generally represents its bid amount for providing insurance coverage. It recognizes premium revenue for providing this insurance coverage ratably over the term of its annual contract. However, its CMS payment is subject to 1) risk corridor adjustments and 2) subsidies in order for the HMO and CMS to share the risk associated with financing the ultimate costs of the Part D benefit.

The amount of revenue payable to a plan by CMS is subject to adjustment, positive or negative, based upon the application of risk corridors that compare a plan's revenues targeted in their bids ("target amount') to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMO or require the HMO to refund to CMS a portion of the payments it received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS "defined standard" benefit plan ("allowable risk corridor costs"). The Company estimates and recognizes an adjustment to premium revenues related to the risk corridor payment adjustment based upon pharmacy claims experience to date as if the annual contract were to end at the end of each reporting period. Accordingly, this estimate provides no consideration to future pharmacy claims experience. It is reasonably possible that this estimate could change in the near term by an amount that could be material.

Certain subsidies represent reimbursements from CMS for claims the HMO paid for which it assumes no risk, including reinsurance payments and low-income cost subsidies. Claims paid above the out-of-pocket or catastrophic threshold for which the HMO is not at risk are all reimbursed by CMS through the reinsurance subsidy plans. Low-income cost subsidies represent reimbursements from CMS for all or a portion of the deductible, the coinsurance and the co-payment amounts for low-income beneficiaries. The Company accounts for these subsidies as current liabilities in its balance sheet and as an operating activity in its statement of cash flows. The Company does not recognize premium revenue or claims expense for these subsidies.

The HMO recognizes pharmacy benefit costs as incurred. It has subcontracted the pharmacy claims administration to a third party pharmacy benefit manager.

With regards to PSN, the Company receives Medicare Part D revenue pursuant to the applicable percent of premium provided for in the Humana Agreements. Humana does not provide the Company with a separate accounting for Part D premium and expense. As with its HMO, the Company recognizes pharmacy benefit costs as such costs are incurred by the PSN. With regards to the estimated amount of any risk corridor adjustments, the Company has relied upon estimates provided by Humana to the Company and has recorded an downward adjustment to premium revenue based on these estimates. It is reasonably possible that this estimate could change in the near term by an amount that could be material.

Use of Estimates, Deferred Tax Asset

The Company has recorded a deferred tax asset of approximately $7.6 million at March 31, 2006. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material (see "Notes to Consolidated Financial Statements," Note 1 - "Use of Estimates, Deferred Tax Asset" and Note 1 - "Income Taxes").

In the future, if Metropolitan determines that it cannot, on a more likely than not basis, realize all or part of its deferred tax assets in the future, an adjustment to establish (or record an increase in) the deferred tax asset valuation allowance would be charged to income in the period in which such determination is made.

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the Company to recognize compensation costs related to share-based payment transactions with employees in its financial statements. SFAS 123(R) requires the Company to calculate this cost based on the grant date fair value of the equity instrument. Consistent with its prior disclosures under SFAS 123, the Company elected to calculate the fair value of its employee stock options using the Black-Scholes option pricing model. Based on the Black-Scholes model and its assumptions, the Company recognized stock-based employee compensation expense of approximately $202,000 for the quarter ended March 31, 2006 (See "Notes to Condensed Consolidated Financial Statements," Note 3.").

SFAS 123(R) does not require the use of any particular option valuation model. Because the Company's stock options have characteristics significantly different from traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, it is possible that existing models may not necessarily provide a reliable measure of the fair value of the Company's employee stock options. It selected the Black-Scholes model based on prior experience with it, its wide use by issuers comparable to the Company, and the Company's review of alternate option valuation models. Based on these factors, the Company believes that the Black-Scholes model and the assumptions it made in applying it provide a reasonable estimate of the fair value of its employee stock options.

The effect of applying the fair value method of accounting for stock options on reported net income for any period might not be representative of the effects for future periods because outstanding options typically vest over a period of several years and additional awards may be made in future periods.

RESULTS OF OPERATIONS

The Company recognized revenues of $55.4 million for the quarter ended March 31, 2006 compared to $45.5 million in the comparable prior year quarter, an increase of $9.9 million, or 21.8%. Net income for the quarter ended March 31, 2006 was $672,000 compared to $1.1 million for the quarter ended March 31, 2005.

As discussed above, the Company recognized stock-based employee compensation expense of $202,000 for the quarter ended March 31, 2006 compared to none in the prior year quarter.

Basic earnings per share were $0.01 and $0.02 for the quarters ended March 31, 2006 and 2005, respectively. The weighted average shares outstanding increased from 48,120,000 at March 31, 2005 to 49,860,000 in the current year.

The current year operations include both the PSN segment and the operations of the Company's start-up Medicare Advantage HMO segment, which began enrolling members effective July 1, 2005. The PSN, prior to allocation of corporate overhead and income taxes, reported income of $4.6 million for the quarter ended March 31, 2006, compared to $3.8 million in the prior year period. The HMO incurred a net loss before allocated overhead and income tax benefits of $1.9 million for the quarter ended March 31, 2006, compared to $700,000 in the prior year period.

Membership

Total Medicare Advantage lives, the number of Medicare beneficiaries cared for either the PSN or HMO, increased approximately 1,800 members from March 2005 to a membership of approximately 28,250 in March 2006. Total March 2006 membership for the PSN and HMO was 26,032 and 2,218, respectively. The HMO's marketing efforts in March 2006 generated approximately 375 additional members effective April 1, 2006. Member months, the combined total membership for each month of the measurement period, were 83,932 and 79,629 for the 2006 and 2005 quarters, respectively. Included in these numbers were approximately 5,932 member months in the Company's HMO.

During 2005 the Company discontinued its contractual relationship with a number of its South Florida physician practices due to non-compliance with the Company's policies and procedures. These centers accounted for approximately 2,400 member months in the 2005 first quarter, with corresponding revenue and medical expenses of $1.5 million and $1.6 million, respectively.

Comparison of the Quarters ended March 31, 2006 and March 31, 2005

REVENUES

Revenues for the quarter ended March 31, 2006 increased $9.9 million, or 21.8%, over the prior year quarter, from $45.5 million to $55.4 million. PSN revenues from Humana increased 12.0%, from $45.0 million to $50.4 million. Approximately $6.4 million in incremental quarterly revenues were generated by 2006 premium increases, inclusive of Part D premium, that averaged approximately 15.2% in the Central Florida market and 12.1% in South Florida. These increases were partially offset by the abovementioned decreases due to discontinued medical practices.

Revenues for the Company's HMO, which began enrolling members in July 2005, amounted to $4.7 million for the 2006 quarter. Included in this amount was approximately $594,000 of revenue attributable to Medicare Part D premiums.

OPERATING EXPENSES

Total Medical Expenses

Medical expenses represent the total costs of providing patient care and are comprised of two components. Direct medical costs represent costs incurred in the PSN and HMO operations that are paid or payable to third parties including physicians, hospitals and ancillary service providers on a capitated or fee for service basis. Other medical costs represents the costs associated with the operations of the Company's wholly owned physician practices and oncology center including salaries and benefits, supplies, malpractice insurance and office related expenses. Medical expenses totaled $49.5 million and $41.2 million for the quarters ended March 31, 2006 and 2005, respectively. The Company's medical expense ratio ("MER"), the ratio of total medical expense to revenue, decreased to 89.4% in the first quarter of 2006 from 90.4% in the first quarter of 2005, with the Company's PSN reporting a 2006 first quarter MER of 89.2%.

Due to its small membership in the first quarter, the HMO's operations are relatively volatile from a medical utilization standpoint. The first quarter 2006 results were adversely affected by several high-cost hospital admissions, resulting in a MER of 91.0% for the segment. Management expects that volatility will decline as membership grows and that the HMO's MER will decrease in future periods.

All of the Company's Medicare Advantage members are enrolled in plans that include the new prescription drug benefit, or Medicare Part D ("Part D"). With regard to the HMO operations, Part D generated a gross margin of approximately 12%. Management expects that while the Part D margin will fluctuate as members pass through various coverage tiers, annual results will not differ significantly from the first quarter's results.

With regard to the PSN business, the accounting for Part D by Humana is integrated with Medicare Parts A and B results. The Company is unable to isolate the discrete Part D margin, however it is management's expectation that Part D will not materially affect its overall MER in 2006 in this business.

Administrative Payroll, Payroll Taxes and Benefits

Administrative payroll, taxes and benefits include salaries and related costs for the Company's executive and administrative staff. For the 2006 quarter, administrative payroll, taxes and benefits were $2.4 million, compared to the prior year quarter total of $1.3 million. The Company's HMO segment accounted for $856,000 of the incremental current quarter's expense, with an additional $150,000 due to 401(k) and bonus accruals and $202,000 attributable to the expensing of stock options.

Marketing and Advertising

Marketing and advertising expense for the 2006 quarter was $974,000, compared to only $371 in the prior year quarter. This primarily represents the costs and sales commissions incurred to market and sell the Company's HMO AdvantageCare product.

General and Administrative

General and administrative expenses for the first quarter of 2006 amounted to $1.6 million, an increase of $213,000 over the prior year's quarter. The Company's HMO segment accounted for the incremental expense, primarily in the areas of outsourced claims processing and member services, insurance, printing and postage.

OTHER INCOME AND EXPENSE

Other income and expenses for the 2006 quarter increased $73,000 over the 2005 quarter. Over the year the Company's cash and short-term investment balances increased, as did interest rates, accounting for a $121,000 increase in interest and investment income.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and equivalents and short-term investments at March 31, 2006 totaled approximately $20.4 million as compared to approximately $15.6 million at December 31, 2005. The Company had a working capital surplus of approximately $21.9 million as of March 31, 2006, compared to a surplus of approximately $21.1 million as of December 31, 2005.

It should be noted that the Company received a fourth monthly premium payment from CMS in the amount of approximately $2.2 million, representing premium due for the month of April 2006. This amount is included as advance premiums on the Company's balance sheet.

The company's total stockholder equity increased approximately $882,000, from approximately $29.7 million at December 31, 2005 to approximately $30.6 million at March 31, 2006.

At March 31, 2006, the Company had no outstanding debt.

During the quarter, the Company's cash and equivalents increased $2.4 million over the balance at December 31, 2005. Net cash provided by operating activities for the quarter provided approximately $5.1 million in cash and equivalents, of which net income accounted for approximately $672,000. Other large sources of cash from operating activities were:

      o     an increase in advance premiums of $2.2 million;
      o     an increase in estimated medical expenses payable of $1.2 million;
      o     an increase in accrued expenses of $550,000;
      o     an increase in accrued payroll of $441,000;
      o     a decrease in deferred income taxes of $410,000;
      o     stock-based compensation of $202,000;
      o     a decrease in other current assets of $161,000; and
      o     depreciation and amortization of $100,000.

These sources of cash were partially offset by the following uses of cash:

      o     a increase in accounts receivable of $329,000;
      o     an increase in prepaid expenses of $215,000;
      o     an increase in other assets of $189,000; and
      o     a decrease in accounts payable of $126,000.

Approximately $2.3 million of the $4.5 million balance in accounts receivable at March 31, 2006 was collected in April 2006.

During 2005, the Company incurred approximately $4.0 million of medical costs related to the implantation of certain Implantable Automatic Defibrillators ("AICD's"). CMS has directed that the costs of certain of these procedures that meet 2005 eligibility requirements be paid by CMS, rather than billed to Medicare Advantage plans. The Company is working with Humana and the related providers to secure reimbursement for these amounts, and has estimated a recovery of approximately $2.2 million at December 31, 2005, which was included in accounts receivable. Approximately $137,000 of this amount was collected in the quarter ended March 31, 2006.

Net cash used in investing activities for the quarter ended March 31, 2006 was approximately $2.7 million. The Company purchased $2.4 million of short-term investments and incurred $329,000 in capital expenditures during the quarter.

The Company's financing activities for the quarter ended March 31, 2006 provided approximately $9,000 of cash in connection with the issuance of common stock upon the exercise of outstanding options.

On May 6, 2005 the Company executed an unsecured commercial line of credit agreement with a bank, which provided for borrowings and issuance of letters of credit of up to $1.0 million. The credit line expired on March 31, 2006 and was automatically renewed with a new expiration date of March 31, 2007. The outstanding balance, if any, bears interest at the bank's prime rate. The credit facility requires the Company to comply with certain financial covenants, including a minimum liquidity requirement of $2.0 million. The availability under the line of credit secures a $1.0 million letter of credit that the Company has caused to be issued in favor of Humana. As of March 31, 2006, the Company has not utilized this commercial line of credit.

The Company anticipates that the ongoing development efforts, reserve requirements and operating costs for its developing HMO business can continue to be funded by the Company's current resources and projected cash flows from operations, and expects to lose approximately $3.0 million to $5.0 million in 2006 for this continued development. The Company's HMO currently operates in six counties and has filed expansion applications for several additional Florida counties. While no assurance is given that approval will be granted to operate in any or all of these counties, the Company has been investing resources in network development efforts for this expansion. Enrollments in these new markets could begin as early as January 2007, with marketing and sales efforts commencing in late 2006.

In 2004, Metropolitan adopted an investment policy with respect to the investment of its cash and equivalents. The investment policy goal is to obtain the highest yield possible while investing only in highly rated instruments or investments with nominal risk of loss of principal. The investment policy sets forth a list of "Permitted Investments" and provides that the Chief Financial Officer or the Chief Executive Officer must approve any exceptions to the policy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices. At March 31, 2006, the Company had only certificates of deposit and cash equivalents invested in high grade, short-term securities, which are not typically subject to material market risk. The Company has established policies and internal processes related to the management of market risks, which it uses in the normal course of its business operations.

Interest Rate Risk

The Company believes a change in interest rates would not have a material impact on its financial condition, future results of operations or cash flows.

Intangible Asset Risk

The Company has a substantial amount of intangible assets. It is required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of its periodic evaluations, the Company may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to its operating results and financial position. Although at March 31, 2006 the Company believes its intangible assets were recoverable, changes in the economy, the business in which it operates and its own relative performance could change the assumptions used to evaluate intangible asset recoverability. The Company continues to monitor those assumptions and their effect on the estimated recoverability of its intangible assets.

Equity Price Risk

The Company does not own any equity investments, other than in its subsidiaries. As a result, it does not currently have any direct equity price risk.

Commodity Price Risk

The Company does not enter into contracts for the purchase or sale of commodities. As a result, it does not currently have any direct commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, which includes its Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes made in the Company's internal controls over financial reporting that occurred during its last fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

         There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

3.1      Articles of Incorporation, as amended (1)

3.2      Amended and Restated Bylaws (2)

10.1 Physician Practice Management Participation Agreement, dated August 2, 2001, between Metropolitan of Florida, Inc. and Humana, Inc. (3)

10.2 Letter of Agreement, dated February 2003, between Metropolitan of Florida, Inc. and Humana, Inc. (4)

10.3 Physician Practice Management Participation Agreement, dated December 1,1998, between Metcare of Florida, Inc. and Humana, Inc.
         (9)

10.4     Supplemental Stock Option Plan (5)

10.5     Omnibus Equity Compensation Plan (6)

10.6 Amended and Restated Employment Agreement between Metropolitan and Michael M. Earley dated January 3, 2005 (8)

10.7 Amended and Restated Employment Agreement between Metropolitan and David S. Gartner dated January 3, 2005 (8)

10.8 Amended and Restated Employment Agreement between Metropolitan and Roberto L. Palenzuela dated January 3, 2005 (8)

10.9 Amended and Restated Employment Agreement between Metropolitan and Debra A. Finnel dated January 3, 2005 (8)

10.10 Employment Agreement between Metcare of Florida, Inc. and Jose A. Guethon, M.D. (9)

10.11 Form of Option Award Agreement for Option Grants to Directors pursuant to the Omnibus Compensation Plan (9)

10.12 Form of Option Award Agreement for Option Grants to Key Employees pursuant to the Omnibus Compensation Plan (9)

10.13 Form of Option Award Agreement for Option Grants to Employees pursuant to the Omnibus Compensation Plan (9)

10.14 Agreement between Metcare of Florida, Inc. and the Centers for Medicare and Medicaid Services*

10.15    Code of Business Conduct and Ethics (9)

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
-------------------------------------------
* filed herewith
**furnished herewith

(1) Incorporated by reference to Metropolitan's Registration Statement on Form 8-A12B filed with the Commission on November 19, 2004 (No. 001-32361).
(2) Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on September 30, 2004.
(3) Incorporated by reference to Metropolitan's Amendment to RegistrationStatement on Form SB-2/A filed with the Commission on August 2,. 2001 (No. 333-61566). Portions of this document were omitted and were filed separately with the SEC on or about August 2, 2001 pursuant to a request for confidential treatment.
(4) Incorporated by reference to Metropolitan's Amendment to Annual Report for the fiscal year ended December 31, 2003 on Form 10-K/A filed with the Commission on July 28, 2004. Portions of this document have been omitted and were filed separately with the SEC on July 28, 2004 pursuant to a request for confidential treatment.
(5) Incorporated by reference to Metropolitan's Amendment to Annual Report for the fiscal year ended December 31, 2003 on Form 10-K/A filed with the Commission on July 28, 2004.
(6) Incorporated by reference to Metropolitan's Registration Statement on Form S-8 filed with the Commission on February 24, 2005 (No. 333-122976).
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 22, 2004.
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 22, 2005.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 16, 2006, as filed with the Commission on March 22, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                     METROPOLITAN HEALTH NETWORKS, INC.
Registrant

Date:  May 15, 2006                  /s/ Michael M. Earley
                                     ---------------------

                                     Michael M. Earley
                                     Chairman and
                                     Chief Executive Officer


Date:  May 15, 2006                  /s/ David S. Gartner
                                     --------------------

                                     David S. Gartner
                                     Chief Financial Officer