Form 10-Q
period 2006-06-30
METROPOLITAN HEALTH NETWORKS INC
filed 2006-08-08
CIK 1009379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                        Commission file number: 001-32361

                       METROPOLITAN HEALTH NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

               Florida                                      65-063574
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

    250 Australian Avenue, Suite 400
          West Palm Beach, FL                                  33401
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

                         Yes [X]                       No [_]

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of
        "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]   Accelerated filer [X]   Non-accelerated filer [_]

 Indicateby check mark whether the registrant is a shell company (as defined in
                        Rule 12b-2 of the Exchange Act).

                        Yes [_]                        No [X]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                           Outstanding at July 31, 2006
---------------------------------------        --------------------------------
Common Stock, $.001 par value per share                50,106,526 shares

                       METROPOLITAN HEALTH NETWORKS, INC.

                                      INDEX


Part I.   FINANCIAL INFORMATION                                           Page

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets
              as of June 30, 2006 and December 31, 2005                        4

              Condensed Consolidated Statements of
              Operations for the Three and Six Months Ended
              June 30, 2006 and 2005                                           5

              Condensed Consolidated Statements of
              Cash Flows for the Six Months Ended
              June 30, 2006 and 2005                                           6

              Notes to Condensed Consolidated
              Financial Statements                                          7-17

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                      18-28

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       28-29

Item 4.   Controls and Procedures                                             29

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                               30

Item 1A.      Risk Factors                                                    30

Item 2.       Changes in Securities and Use of Proceeds                       30

Item 3.       Default Upon Senior Securities                                  30

Item 4.       Submission of Matters to a Vote of Security Holders          30-31

Item 5.       Other Information                                               31

Item 6.       Exhibits                                                     31-32

SIGNATURES                                                                    33

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================

                                                JUNE 30, 2006      DECEMBER 31, 2005
                                                 (UNAUDITED)           (AUDITED)
                                              -----------------    -----------------
                                     ASSETS

CURRENT ASSETS
  Cash and equivalents                        $      15,633,283    $      15,572,862
  Short-term investments
                                                      5,677,050                   --
  Accounts receivable, net of allowance
                                                      5,155,658            4,183,974
  Inventory
                                                        241,263              201,430
  prepaid expenses
                                                      1,070,721              473,286
  Deferred income taxes
                                                      3,400,000            3,500,000
  Other current assets
                                                        251,082              547,976
                                              -----------------    -----------------
  TOTAL CURRENT ASSETS
                                                     31,429,057           24,479,528

PROPERTY AND EQUIPMENT, net                           1,139,907              899,998

INVESTMENTS                                             940,757              627,819

GOODWILL, net                                         1,992,133            1,992,133

DEFERRED INCOME TAXES                                 3,680,000            4,493,000

OTHER ASSETS                                          1,012,774              622,628
                                              -----------------    -----------------
  TOTAL ASSETS                                $      40,194,628    $      33,115,106
                                              =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $         645,831    $         969,184
  Advance and unearned premiums
                                                      3,337,226                   --
  Estimated medical expenses payable
                                                      2,601,708              694,410
  Accrued payroll and payroll taxes
                                                      1,147,750            1,459,098
  Accrued expenses
                                                        742,980              293,552
                                              -----------------    -----------------
  TOTAL CURRENT LIABILITIES
                                                      8,475,495            3,416,244
                                              -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred  stock,  par value  $.001 per
    share;  stated  value  $100 per share;
    10,000,000 shares authorized; 5,000
    issued and outstanding
                                                        500,000              500,000
  Common stock, par value $.001 per share;
   80,000,000 shares authorized;
   50,106,526 and 49,851,526 issued and
   outstanding, respectively
                                                         50,106               49,851
  Additional paid-in capital
                                                     40,712,061           40,182,889
  Accumulated deficit
                                                     (9,543,034)         (11,033,878)
                                              -----------------    -----------------
  TOTAL STOCKHOLDERS' EQUITY
                                                     31,719,133           29,698,862
                                              -----------------    -----------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $      40,194,628    $      33,115,106
                                              =================    =================

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                               FOR THE SIX MONTHS ENDED JUNE 30,   FOR THE THREE MONTHS ENDED JUNE 30,
                                    2006              2005               2006               2005
                                (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                              ---------------    ---------------    ---------------    ---------------

REVENUES, net                 $   112,981,144    $    91,688,772    $    57,547,610    $    46,169,207
                              ---------------    ---------------    ---------------    ---------------

OPERATING EXPENSES
  Direct medical costs             95,297,419         77,332,404         48,334,576         38,799,286
  Other medical costs
                                    5,144,944          5,210,820          2,559,277          2,573,845
                              ---------------    ---------------    ---------------    ---------------
    Total medical expenses        100,442,363         82,543,224         50,893,853         41,373,131
 Administrative payroll,
  payroll taxes andbenefits         5,003,185          2,682,290          2,555,386          1,416,029
 Marketing and advertising
                                    1,995,854            156,189          1,021,924            155,819
 General and administrative
                                    3,549,237          2,739,344          1,977,221          1,371,308
                              ---------------    ---------------    ---------------    ---------------
       TOTAL EXPENSES             110,990,639         88,121,047
                                                                         56,448,384         44,316,287
                              ---------------    ---------------    ---------------    ---------------


OPERATING INCOME                    1,990,505          3,567,725          1,099,226          1,852,920
                              ---------------    ---------------    ---------------    ---------------

OTHER INCOME
  Interest income, net                412,138            137,049            222,700             71,975
  Other                                 1,201            129,614                 21             67,891
                              ---------------    ---------------    ---------------    ---------------
        TOTAL OTHER INCOME
                                      413,339            266,663            222,721            139,866
                              ---------------    ---------------    ---------------    ---------------


INCOME BEFORE INCOME TAXES          2,403,844          3,834,388          1,321,947          1,992,786

INCOME TAXES                         (913,000)        (1,447,000)          (502,800)          (750,000)
                              ---------------    ---------------    ---------------    ---------------
NET INCOME                    $     1,490,844    $     2,387,388    $       819,147    $     1,242,786
                              ===============    ===============    ===============    ===============

NET EARNINGS PER SHARE:
 Basic                        $          0.03    $          0.05    $          0.02    $          0.03
                              ===============    ===============    ===============    ===============
 Diluted                      $          0.03    $          0.05    $          0.02    $          0.02
                              ===============    ===============    ===============    ===============

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                                        2006             2005
                                                                  --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                       $    1,490,844    $    2,387,388
                                                                  --------------    --------------
 Adjustments to reconcile net income to
  net cash provided by operating
    activities:
    Depreciation and amortization                                        214,973           164,972
    Deferred income taxes                                                913,000           870,000
    Stock-based compensation expense                                     363,502                --
    Tax benefit on exercise of stock options                                  --           577,000
    Loss on disposal of assets                                               103                --
    Amortization of securities issued for professional services           26,175            88,375
    Changes in operating assets and liabilities:
      Accounts receivable, net                                          (971,684)       (2,125,986)
      Inventory                                                          (39,833)           17,872
      Prepaid expenses                                                  (597,435)         (549,788)
      Other current assets                                               296,895           236,624
      Other assets                                                         3,367          (287,947)
      Accounts payable                                                  (323,352)         (294,258)
      Advance and unearned premiums                                    3,337,226                --
      Estimated medical expenses payable                               1,907,298                --
      Accrued payroll                                                   (311,348)         (619,519)
      Accrued expenses                                                   449,427           467,303
                                                                  --------------    --------------
        Total adjustments                                              5,268,314        (1,455,352)
                                                                  --------------    --------------
           Net cash provided by operating activities                   6,759,158           932,036
                                                                  --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments                                              (5,677,050)        1,500,000
  Investments                                                           (312,938)         (601,783)
  Pedemption of restricted certificates of deposit                            --         1,000,000
  Capital expenditures                                                  (848,499)         (160,322)
                                                                  --------------    --------------
           Net cash (used in)/provided by investing activities        (6,838,487)        1,737,895
                                                                  --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on notes payable                                                 --          (991,000)
  Repurchase of warrants                                                      --           (85,000)
  Proceeds from exercise of stock options and warrants                   139,750           384,435
  Net proceeds from issuance of common stock                                  --           134,750
                                                                  --------------    --------------
           Net cash provided by/(used in) financing activities           139,750          (556,815)
                                                                  --------------    --------------


NET INCREASE IN CASH AND EQUIVALENTS                                      60,421         2,113,116

CASH AND EQUIVALENTS - BEGINNING                                      15,572,862        11,344,113
                                                                  --------------    --------------
CASH AND EQUIVALENTS - ENDING                                     $   15,633,283    $   13,457,229
                                                                  ==============    ==============


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

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

================================================================================
NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

    SEGMENT REPORTING

    The Company applies Financial Accounting Standards Boards ("FASB") Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company has considered its operations and has determined that, in 2005, it operated, and continues to operate in 2006, in two segments for purposes of presenting financial information and evaluating performance, a Provider Service Network (managed care and direct medical services), operated through its wholly owned subsidiary, Metcare of Florida, Inc. (the "PSN"), and a Medicare Advantage HMO, operated through its wholly owned subsidiary Metcare Health Plans, Inc. (the "HMO").

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

    SHORT-TERM INVESTMENTS

    All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. As of June 30, 2006, the Company's short-term investments consisted of commercial paper and certificates of deposit classified as available-for-sale. All income generated from these short-term investments during the three and six months ended June 30, 2006 was recorded as interest income.

    LONG-TERM INVESTMENTS

    Long-term investments, which consist primarily of an equity interest in a non-assessable reciprocal insurance organization through which the Company has renewed its malpractice insurance, are carried at cost. If an impairment occurs that is not considered temporary, the investment will be written down to net realizable value. Also included in long-term investments were certain certificates of deposit with original maturities in excess of one year. All income generated from these long-term certificates of deposit during the three and six months ended June 30, 2006 was recorded as interest income.

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

    Due to the availability of deferred tax assets during the three and six months ended June 30, 2006, the Company has not recorded any amounts payable for U.S. federal income taxes and does not expect any cash outlay to be required in connection with the income tax provisions.

    REVENUE RECOGNITION

    The Company's PSN is a party to two managed care contracts with Humana, Inc. (the "Humana Agreements") and provides medical care to its patients through wholly-owned and contracted independent medical practices and providers (collectively, the "Affiliated Providers"). Accordingly, the PSN receives a monthly fee for each patient that chooses one of the Affiliated Providers as his or her primary care physician in exchange for the PSN's assumption of responsibility for the provision of all necessary medical services to such patient, even those medical services not directly provided by one of the Affiliated Providers. Fees received by the PSN under these Humana Agreements are reported as revenues. The cost of both Affiliated Provider and non-Affiliated Provider services under these Humana Agreements are not included as a deduction to net revenues of the Company, but are reported as an operating expense. Changes in revenues resulting from the periodic changes in risk adjustment scores are recognized when the amounts become determinable and the collectibility is reasonably assured. In connection with the Humana Agreements, the Company is exposed to losses to the extent of the PSN's share of deficits, if any, on its Affiliated Providers. The PSN's share of deficits is 100% for Medicare Part A in the Central Florida market, 50% for Medicare Part A in the South Florida market and 100% for Medicare Part B in both the Central Florida and South Florida market. Revenues generated under the Humana Agreements accounted for approximately 88% and 99% of the Company's total revenues for the quarters ended June 30, 2006 and 2005, respectively, and approximately 90% and 99% of the Company's total revenues for the six months ended June 30, 2006 and 2005, respectively.

    Humana may immediately terminate either of the Humana Agreements and/or any individual physician credentialed under the Humana Agreements, upon written notice, (i) if the PSN and/or any of its Affiliated Provider's continued participation may adversely affect the health, safety or welfare of any Humana member or bring Humana into disrepute; (ii) in the event of one of the PSN's physician's death or incompetence; (iii) if any of the PSN's physicians fail to meet Humana's credentialing criteria; (iv) in accordance with Humana's policies and procedures as specified in Humana's manual, (v) if the PSN engages in or acquiesces to any act of bankruptcy, receivership or reorganization; or (vi) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). The PSN and Humana may also terminate each of the Humana Agreements upon 90 days' prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement.

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

    MARKETING AND ADVERTISING COSTS

    Marketing and advertising costs are expensed as incurred. Marketing and advertising expense was approximately $1.0 million and $156,000 for the quarters ended June 30, 2006 and 2005, respectively, and $2.0 million and $156,000 for the six months ended June 30, 2006 and 2005, respectively.

    RECLASSIFICATION

    Certain amounts reported in the comparative financial statements have been reclassified to conform to the presentation for the period ended June 30, 2006.

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

    During 2005, the Company incurred approximately $4.0 million of medical costs related to the implantation of certain Implantable Automatic Defibrillators ("AICD's"). CMS directed that the costs of certain of these procedures that met 2005 eligibility requirements be paid by CMS, rather than billed to Medicare Advantage plans. The Company is working with Humana and the related providers to secure reimbursement for these amounts, and estimated a recovery of approximately $2.2 million at December 31, 2005. Approximately $379,000 of this amount was collected during the six months ended June 30, 2006, while an additional $500,000 was written off due to revised guidance issued by CMS in July 2006 regarding the costs payable by CMS in connection with these procedures. Accordingly, related accounts receivable in the accompanying consolidated balance sheets were $1.3 million and $2.2 million at June 30, 2006 and December 31, 2005, respectively. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    Included in revenues for the quarter and six months ended June 30, 2006 were estimated amounts payable to the Company as a result of funding increases under the Medicare risk adjustment ("MRA") program. The purpose of the MRA program is to use health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. From 2000 to 2003, risk adjustment payments accounted for only 10% of the payment made by CMS to the Medicare health plans, with the remaining 90% based on demographic factors. In 2004 and
    2005, the percentage of payment attributable to risk adjustment was increased to 30% and 50%, respectively. The percentage of payment attributable to risk has increased to 75% in 2006, with the 100% phase-in of risk-adjusted payment anticipated to be completed in 2007. Based on the Company's applicable risk scores, the Company accrued approximately $3.5 million during the six months ended June 30, 2006 related to incremental revenues anticipated to be received as a result of the MRA funding increases. These amounts, which are included in accounts receivable in the accompanying consolidated balance sheets at June 30, 2006, are expected to be received by the Company in the second half of the year, consistent with the timing of prior year payments. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

    Non-Humana fee-for-service accounts receivable, aggregating to approximately $1,145,000 and $797,000 at June 30, 2006 and December 31, 2005,
    respectively,   relate   principally  to  medical  services  provided  on  a
    non-capitated basis, and are reduced by amounts estimated to be uncollectible (approximately $755,000 and $555,000 at June 30, 2006 and December 31, 2005, respectively). Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors, however it is possible the Company's estimate of uncollectible amounts could change in the near term. In addition, accounts receivable at June 30, 2006 and December 31, 2005 includes approximately $299,000 and $159,000, respectively, due to the HMO from CMS and HMO enrollees.

    With regards to the HMO, the cost of medical benefits is recognized in the period in which services are provided and includes an IBNR estimate based on management's best estimate of medical benefits payable. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

    The HMO memberships' average risk adjustment factor declined from December 2005 to June 2006 as a result of a large influx of new members in 2006. This decline resulted in decreased average member monthly premiums. The Company believes that the actual average risk adjustment factor for its population during this period was higher and that an increase will be reflected as claims and health data for these new members are entered into the CMS system, which is expected to result in retroactive premium adjustments. The Company cannot estimate the amount of the anticipated increase at this time but believes this amount may be material to the results of the HMO.


    Accounting for Prescription Drug Benefits under Medicare Part D

    On January 1, 2006, the HMO and the PSN, through the Humana Agreements, began covering prescription drug benefits in accordance with the requirements of Medicare Part D, to the HMO's and PSN's Medicare Advantage members. The benefits covered under Medicare Part D are in addition to the benefits covered by the HMO and the PSN under Medicare Parts A and B.

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

    The payment the Company's HMO receives monthly from CMS generally represents its bid amount for providing insurance coverage. The Company recognizes premium revenue for providing this insurance coverage ratably over the term of its annual contract. However, its CMS payment is subject to 1) risk corridor adjustments and 2) subsidies in order for the HMO and CMS to share the risk associated with financing the ultimate costs of the Part D benefit.

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

    With regards to the PSN, the Company receives Medicare Part D revenue pursuant to the applicable percent of premium provided for in the Humana Agreements. Humana does not provide the Company with a separate accounting for Part D premium and expense. As with its HMO, the Company recognizes pharmacy benefit costs as such costs are incurred by the PSN. With regards to the estimated amount of any risk corridor adjustments, the Company has relied upon estimates provided by Humana to the Company and has recorded a downward adjustment to premium revenue based on these estimates. It is reasonably possible that this estimate could change in the near term by an amount that could be material.

    Deferred Tax Asset

    The Company has recorded a deferred tax asset of approximately $7.1 million at June 30, 2006. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material.

    ACCOUNTS RECEIVABLE

    Accounts receivable at June 30, 2006 and December 31, 2005 were as follows:

                                                JUNE 30, 2006     DECEMBER 31, 2005
                                              -----------------   -----------------

        Humana accounts receivable, net       $       4,467,000   $       3,782,000
        Non-Humana accounts receivable, net             689,000             402,000
                                              -----------------   -----------------
        Accounts receivable, net              $       5,156,000   $       4,184,000
                                              =================   =================

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

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                   FOR THE SIX MONTHS ENDED JUNE 30,      FOR THE THREE MONTHS ENDED JUNE 30,
                                                       2006                2005                2006                2005
                                                 ----------------    ----------------    ----------------    ----------------

Net Income                                       $      1,491,000    $      2,387,000    $        819,000    $      1,243,000

Less:  Preferred stock dividend                           (25,000)            (25,000)            (13,000)            (13,000)
                                                 ----------------    ----------------    ----------------    ----------------
Income available to common shareholders          $      1,466,000    $      2,362,000    $        806,000    $      1,230,000
                                                 ================    ================    ================    ================
Denominator:

Weighted average common shares outstanding             49,916,000          48,435,000          49,971,000          48,745,000
                                                 ================    ================    ================    ================
Basic earnings per common share                  $           0.03    $           0.05    $           0.02    $           0.03
                                                 ================    ================    ================    ================

Income available to common shareholders          $      1,466,000    $      2,362,000    $        806,000    $      1,230,000
                                                 ================    ================    ================    ================

Denominator:

Weighted average common shares outstanding             49,916,000          48,435,000          49,971,000          48,745,000
Common share equivalents of outstanding stock:
  Options and warrants                                  1,356,000           2,351,000           1,369,000           2,135,000
                                                 ----------------    ----------------    ----------------    ----------------

Weighted average common shares outstanding             51,272,000          50,786,000          51,340,000          50,880,000
                                                 ================    ================    ================    ================
Diluted earnings per common share                $           0.03    $           0.05    $           0.02    $           0.02
                                                 ================    ================    ================    ================


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

    In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109", or FIN
    48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48, which will become effective for the Company beginning January 1, 2007, requires the change in net assets that results from the application of the new accounting model to be reflected as an adjustment to retained earnings. The Company currently is evaluating the impact of adopting FIN 48.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

================================================================================
NOTE 2.  DEBT
--------------------------------------------------------------------------------

    On May 6, 2005 the Company executed an unsecured commercial line of credit agreement with a bank, which provided for borrowings and issuance of letters of credit of up to $1.0 million. The credit line expired on March 31, 2006 and was automatically renewed with a new expiration date of March 31, 2007. The outstanding balance, if any, bears interest at the bank's prime rate. The credit facility requires the Company to comply with certain financial covenants, including a minimum liquidity requirement of $2.0 million. The availability under the line of credit secures a $1.0 million letter of credit that the Company has caused to be issued in favor of Humana. As of June 30, 2006, the Company has not utilized this commercial line of credit.

================================================================================
NOTE 3.  STOCK BASED COMPENSATION
--------------------------------------------------------------------------------

    The Company has three stock option plans that are administered by the Compensation Committee of the Board of Directors. The 2001 Stock Option Plan and the Supplemental Stock Option Plan have 1,110,110 and 1,365,400 outstanding options granted under the plans, respectively, as of June 30, 2006. The Company does not intend to issue additional options from either plan in the future. The Omnibus Equity Compensation Plan (the "Omnibus Plan") provides for the grant of non-qualified or incentive stock options and other stock based awards to directors, executives and key employees of the Company, as well as to any other persons approved by the Compensation Committee. A total of 6,000,000 shares of Metropolitan's common stock are authorized for issuance pursuant the Omnibus Plan. As of June 30, 2006, options granted pursuant to the Omnibus Plan to purchase 2,780,033 shares of the Company's common stock are currently outstanding. Under the Omnibus Plan, options are granted at the fair market value of the stock at the date of grant and expire no later than 10 years after the date of grant. Options granted under this Omnibus Plan generally vest over periods up to four years.

    Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, ("APB No. 25"), "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation expense was recognized. Stock options issued to independent contractors or consultants were accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, ("SFAS No. 123"), "Accounting for Stock-Based Compensation." For the quarter and six months ended June 30, 2005, no stock-based employee compensation expense was recognized in the accompanying condensed consolidated statement of income.

    Effective January 1, 2006, the Company adopted SFAS No. 123(R) ("SFAS No. 123(R)"), "Share-Based Payment," which is a revision of SFAS No. 123, using the modified prospective transition method and therefore has not restated prior periods' results. Under the transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest. The Company calculates the fair value of employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized on a straight-line basis over the vesting period of the stock options, which is generally up to four years. The Company estimated the forfeiture rate based on its historical experience.

    The fair value for employee stock options granted during the six months ended June 30, 2006 was calculated based on the following assumptions: risk-free interest rate from 4.80% to 4.99%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 50%; and expected option lives of two years. The expected life of the options is based on the historical exercise behavior of the Company's employees. The expected volatility factor is based on the historical volatility of the market price of the Company's common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    As a result of adopting SFAS No. 123(R) on January 1, 2006, for the quarter and six month periods ended June 30, 2006, the Company's income before income taxes was approximately $162,000 and $364,000 lower, respectively, and net income was lower by approximately $101,000 and $227,000, respectively, than if it had continued to account for share-based compensation under APB No. 25. The total income tax benefit recognized in the income statement for share-based compensation was approximately $61,000 and $137,000 for the quarter and six month periods ended June 30, 2006. Basic and diluted earnings per share for the quarter and six months ended June 30, 2006 would have remained unchanged at $.02 and $.03, respectively, if the Company had not adopted SFAS No. 123(R).

    SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for options (excess tax benefits) to be classified as financing cash flows. For the quarter and six months ended June 30, 2006, the Company had net operating loss carryforwards and did not recognize any tax benefits resulting from the exercise of stock options because the related tax deductions would not have resulted in a reduction of income taxes payable. During the quarter and six months ended June 30, 2006, the Company issued 170,000 and 195,000 shares of common stock resulting from the exercise of stock options, respectively. Cash received from the option exercises was approximately $131,000 and $140,000 for the quarter and six months ended June 30, 2006.

    The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the quarter and six months ended June 30, 2005. For purposes of this pro forma disclosure, the fair value of these options were estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions for the quarter and six months ended June 30, 2005: risk-free interest rate from 2.82% to 4.24%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 50%; and expected option lives ranging from one to four and one-half years, depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of the Company's employees. The expected volatility factor is based on the historical volatility of the market price of the Company's common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company's pro forma information follows:

                                                      SIX MONTHS ENDED    THREE MONTHS ENDED
                                                        JUNE 30, 2005         JUNE 30, 2005
                                                     ------------------   ------------------
    Net income, as reported                          $        2,387,000   $        1,243,000
    Less:  Total stock-based employee compensation
           expense determined under SFAS No. 123
           for all awards, net of related tax                  (482,000)            (219,000)
                                                     ------------------   ------------------

    Pro forma net income                             $        1,905,000            1,024,000
                                                     ==================   ==================

    Earnings per share:
            Basic, as reported                       $             0.05   $             0.03
                                                     ==================   ==================
            Basic, pro forma                         $             0.04   $             0.02
                                                     ==================   ==================
            Diluted, as reported                     $             0.05   $             0.02
                                                     ==================   ==================
            Diluted, pro forma                       $             0.04   $             0.02
                                                     ==================   ==================

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    Stock option activity as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

                                 OPTIONS         EXERCISE PRICE        VALUE
                             ---------------    ---------------   ---------------

Balance, December 31, 2005         6,385,810    $          1.63                --
Granted                               50,000    $          2.08                --
Exercised and returned              (195,000)   $          0.72                --
Forfeited and expired               (985,267)   $          2.49                --
                             ---------------
Balance, June 30, 2006             5,255,543    $          1.51   $     7,314,287

                             ===============
Exercisable, June 30, 2006         3,125,870    $          1.25   $     5,397,830
                             ===============


    The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $0.65 and $0.93, respectively. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount will change based on the fair market value of the Company's stock. Total intrinsic value of options exercised for the six months ended June 30, 2006 and 2005 was approximately $382,000 and $1,532,000, respectively. Total fair value of options vested for the six months ended June 30, 2006 and 2005 was approximately $87,000 and $101,000, respectively.

    As of June 30, 2006, there was $833,446 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.34 years.

    The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

                         OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
                        --------------------                                         -------------------
                                WEIGHTED      WEIGHTED AVERAGE                 WEIGHTED       WEIGHTED AVERAGE
                 NUMBER OF      AVERAGE          REMAINING       NUMBER OF      AVERAGE          REMAINING
EXERCISE PRICE    OPTIONS    EXERCISE PRICE   CONTRACTUAL LIFE    OPTIONS    EXERCISE PRICE   CONTRACTUAL LIFE
--------------   ---------   --------------   ----------------   ---------   --------------   ----------------
$0.35 - $1.00    2,040,510   $         0.51               2.51   1,990,510             0.50               2.43
$1.14 - $1.98    2,383,233   $         1.82               7.92      90,785             1.78               6.99
$2.05 - $2.69      631,800   $         2.26               8.55      44,575             2.45               6.06
$4.00 - $6.50      200,000   $         5.63               0.68     200,000             5.63               0.68
                 ---------                                       ---------
                 5,255,543   $         1.51               5.62   3,125,870             1.25               3.64
                 =========                                       =========

    Non-vested stock option awards as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

                                                            WEIGHTED AVERAGE
                                             NUMBER OF        GRANT-DATE
                                              SHARES          FAIR VALUE
                                         ----------------   ----------------

        Non-vested, December 31, 2005          2,337,782    $           0.94
        Granted                                   50,000    $           0.65
        Vested                                  (137,075)   $           0.63

        Forfeited and expire                    (121,034)   $           1.13
                                         ----------------
        Non-vested, June 30, 2006              2,129,673    $           0.94
                                         ================

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    Non-vested restricted stock awards as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

                                                        WEIGHTED AVERAGE
                                        RESTRICTED         GRANT-DATE
                                          SHARES           FAIR VALUE
                                     ----------------   ----------------

        Balance, December 31, 2005                 --   $             --
        Granted                                60,000   $           2.08
        Vested                                     --   $             --
        Forfeited and expired                      --   $             --
                                     ----------------   ----------------
        Balance, June 30, 2006                 60,000   $           2.08
                                     ================   ================

    In the quarter and six months ended June 30, 2006, there was approximately $26,000 of compensation costs related to non-vested restricted stock awards. As of June 30, 2006, there was $98,325 of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 0.79 years.

================================================================================
NOTE 4.  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

    The Company issued 195,000 shares of common stock in connection with the exercise of stock options during the first six months of 2006. In addition, an aggregate of 60,000 shares of restricted common stock were issued to two new members of the Company's Board of Directors upon their appointment to the Board of Directors in the second quarter.

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

================================================================================
NOTE 6.  BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

    In 2006, the Company is operating in two segments for purposes of presenting financial information and evaluating performance, the PSN and the HMO. The HMO commenced operations effective July 1, 2005.

SIX MONTHS ENDED JUNE 30, 2006                       PSN             HMO           TOTAL
------------------------------                   ------------   ------------    ------------
Revenues from external customers                 $101,645,000   $ 11,336,000    $112,981,000

Segment gain (loss) before allocated overhead       9,823,000     (4,170,000)      5,653,000
Allocated corporate overhead                        1,818,000      1,431,000       3,249,000
Segment gain (loss) after allocated overhead
  and before income taxes                           8,005,000     (5,601,000)      2,404,000
Segment assets                                     19,900,000     16,169,000      36,069,000

SIX MONTHS ENDED JUNE 30, 2005                       PSN             HMO           TOTAL
------------------------------                   ------------   ------------    ------------
Revenues from external customers                 $ 91,689,000   $         --      91,689,000
Segment gain (loss) before allocated overhead       8,027,000     (1,732,000)      6,295,000
Allocated corporate overhead                        1,927,000        534,000       2,461,000
Segment gain (loss) after allocated overhead
  and before income taxes                           6,100,000     (2,266,000)      3,834,000
Segment assets                                     22,596,000      3,460,000      26,056,000



               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2006                     PSN             HMO           TOTAL
------------------------------                   ------------   ------------    ------------
Revenues from external customers                 $ 50,902,000   $  6,646,000     457,548,000
Segment gain (loss) before allocated overhead       5,203,000     (2,242,000)      2,961,000
Allocated corporate overhead                          877,000        762,000       1,639,000
Segment gain (loss) after allocated overhead
  a nd before income taxes                          4,326,000     (3,004,000)      1,322,000

THREE MONTHS ENDED JUNE 30, 2005                     PSN             HMO           TOTAL
------------------------------                   ------------   ------------    ------------
Revenues from external customers                 $  6,169,000   $         --      46,169,000
Segment gain (loss) before allocated overhead       4,239,000     (1,032,000)      3,207,000
Allocated corporate overhead                          910,000        304,000       1,214,000
Segment gain (loss) after allocated overhead a
  nd before income taxes                            3,329,000     (1,336,000)      1,993,000

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

     o the Company's ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims; and

     o the HMO's ability to renew, maintain or to successfully rebid for its agreement with CMS.

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

     o    federal and state investigations;

     o    the  Company's   ability  to  successfully   recruit  and  retain  key
          management personnel and qualified medical professionals; and

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

BACKGROUND

Through its provider service network ("PSN") and its health maintenance organization ("HMO"), Metropolitan currently provides healthcare benefits to Medicare beneficiaries in Florida. As of June 1, 2006, the PSN and HMO provided healthcare benefits to approximately 26,000 and 3,100 Medicare Advantage beneficiaries, respectively (collectively, the "Participating Members").

As of June 30, 2006, substantially all of the Company's revenues were directly or indirectly derived from reimbursements generated by Medicare Advantage health plans. As a result, the Company's revenue and profitability are dependent on government funding levels for Medicare Advantage programs.

Provider Service Network

Pursuant to two contracts with Humana, Inc. (the "Humana Agreements"), the second largest participant in the Medicare Advantage program ("Humana"), the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in Flagler and Volusia Counties ("Central Florida") and Palm Beach, Broward and Miami-Dade Counties ("South Florida") who have elected to receive benefits from Humana's Medicare Advantage Plan. As of June 1, 2006, the Humana Agreements covered approximately 19,400 Humana Plan Members (as defined below) in Central Florida and 6,500 Humana Plan Members in South Florida.

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

For the three and six months ended June 30, 2006, approximately 88% and 90% of Metropolitan's revenue came from the Humana Agreements, respectively. The Humana Agreements have one-year terms and renew automatically each December 31 for additional one-year terms unless terminated for cause or upon 180 days' prior notice. Failure to maintain the Humana Agreements on favorable terms would adversely affect Metropolitan's results of operations and financial condition.

Health Maintenance Organization

Effective July 1, 2005, METCARE Health Plans, Inc., the Company's wholly owned subsidiary ("HMO"), became licensed as a Medicare Advantage HMO and entered into a contract with CMS (the "CMS Contract") to begin offering Medicare Advantage plans to Medicare beneficiaries in six Florida counties which include the cities of Fort Pierce, Port St. Lucie, Fort Myers, Port Charlotte and Sarasota. The HMO has been marketing its "AdvantageCare" branded plan since July 2005 and, as of June 1, 2006, there were approximately 3,145 enrollees in its plan.

In addition to growth within existing service areas, the HMO has applied to expand its HMO business into additional Florida counties. However, Metropolitan does not intend to provide HMO services in the geographic markets with respect to which the PSN has a contract with Humana. Metropolitan views its HMO business as an extension of its existing core competencies.

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

Although the Company has operated as a risk provider since 1997, it has only operated the HMO since July 1, 2005. While the Company's HMO business has continued to grow, such growth has continued to require capital. In the six months ended June 30, 2006, the Company's HMO business generated a $4.2 million segment loss before allocated overhead and income taxes and projects that in fiscal 2006 its HMO business will generate a loss of $5.0 million to $7.0 million before allocated overhead and income taxes. The amount of the loss will be determined by a number of factors including membership, medical utilization and related costs, and the Company's decisions related to expansion and growth efforts. The Company is still not in a position to meaningfully estimate when, if ever, its HMO business will become profitable and/or generate cash from operations and may be required to fund the development and expansion of the HMO business, including any associated losses, for an extended period of time. Nonetheless, the Company anticipates that the on-going development efforts, reserve requirements and operating costs for its still developing HMO business can be funded by the Company's current resources and projected cash flows from operations until at least June 30, 2007.

To successfully operate the HMO, the Company believes it will have to continue its development of the following capabilities, among others: sales and marketing, customer service and regulatory compliance. No assurances can be given that the Company will be successful in operating this segment of its business despite its allocation of a substantial amount of resources for this purpose. If the HMO does not develop as anticipated or planned, the Company may have to devote additional managerial and/or capital resources to the HMO, which could limit the Company's ability to manage and/or grow its PSN. There can be no assurances that, if for any reason, the Company elects to discontinue the HMO business and/or seeks to sell such business, the Company will be able to fully recoup its expenditures to date with respect to the HMO business.

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

During 2005, the Company incurred approximately $4.0 million of medical costs related to the implantation of certain Implantable Automatic Defibrillators ("AICD's"). CMS directed that the costs of certain of these procedures that met 2005 eligibility requirements be paid by CMS, rather than billed to Medicare Advantage plans. The Company is working with Humana and the related providers to secure reimbursement for these amounts, and estimated a recovery of approximately $2.2 million at December 31, 2005. Approximately $379,000 of this amount was collected during the six months ended June 30, 2006, while an additional $500,000 was written off due to revised guidance issued by CMS in July 2006 regarding the costs payable by CMS in connection with these procedures. Accordingly, related accounts receivable in the accompanying consolidated balance sheets were $1.3 million and $2.2 million at June 30, 2006 and December 31, 2005, respectively. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

Included in revenues for the quarter and six months ended June 30, 2006 were estimated amounts payable to the Company as a result of funding increases under the Medicare risk adjustment ("MRA") program. The purpose of the MRA program is to use health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. From 2000 to 2003, risk adjustment payments accounted for only 10% of the payment made by CMS to the Medicare health plans, with the remaining 90% based on demographic factors. In 2004 and 2005, the percentage of payment attributable to risk adjustment was increased to 30% and 50%, respectively. The percentage of payment attributable to risk has increased to 75% in 2006, with the 100% phase-in of risk-adjusted payment anticipated to be completed in 2007. Based on the Company's applicable risk scores, the Company accrued approximately $3.5 million during the six months ended June 30, 2006 related to incremental revenues anticipated to be received as a result of the MRA funding increases. These amounts, which are included in accounts receivable in the accompanying consolidated balance sheets at June 30, 2006, are expected to be received by the Company in the second half of the year, consistent with the timing of prior year payments. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

Accounting for Prescription Drug Benefits under Medicare Part D

On January 1, 2006, the HMO and the PSN, through the Humana Agreements, began covering prescription drug benefits in accordance with the requirements of Medicare Part D, to the HMO's and PSN's Medicare Advantage members. The benefits covered under Medicare Part D are in addition to the benefits covered by the HMO and the PSN under Medicare Parts A and B.

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

The payment the Company's HMO receives monthly from CMS generally represents its bid amount for providing insurance coverage. It recognizes premium revenue for providing this insurance coverage ratably over the term of its annual contract. However, its CMS payment is subject to 1) risk corridor adjustments and 2) subsidies in order for the HMO and CMS to share the risk associated with financing the ultimate costs of the Part D benefit.

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

With regards to PSN, the Company receives Medicare Part D revenue pursuant to the applicable percent of premium provided for in the Humana Agreements. Humana does not provide the Company with a separate accounting for Part D premium and expense. As with its HMO, the Company recognizes pharmacy benefit costs as such costs are incurred by the PSN. With regards to the estimated amount of any risk corridor adjustments, the Company has relied upon estimates provided by Humana to the Company and has recorded a downward adjustment to premium revenue based on these estimates. It is reasonably possible that this estimate could change in the near term by an amount that could be material.

Use of Estimates, Deferred Tax Asset

The Company has recorded a deferred tax asset of approximately $7.2 million at June 30, 2006. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material (see "Notes to Consolidated Financial Statements," Note 1 - "Use of Estimates, Deferred Tax Asset" and Note 1 - "Income Taxes").

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the Company to recognize compensation costs related to share-based payment transactions with employees in its financial statements. SFAS 123(R) requires the Company to calculate this cost based on the grant date fair value of the equity instrument. Consistent with its prior disclosures under SFAS 123, the Company elected to calculate the fair value of its employee stock options using the Black-Scholes option pricing model. Based on the Black-Scholes model and its assumptions, the Company recognized stock-based employee compensation expense of approximately $162,000 and $364,000 for the quarter and six months ended June 30, 2006, respectively (See "Notes to Condensed Consolidated Financial Statements," Note 3.").

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

RESULTS OF OPERATIONS

The Company recognized revenues of $57.5 million for the quarter ended June 30, 2006 compared to $46.2 million in the prior year quarter, an increase of $11.4 million, or 24.6%. Net income for the quarter ended June 30, 2006 was $819,000 compared to $1.2 million for the quarter ended June 30, 2005.

For the six months ended June 30, 2006, the Company recognized revenues of $113.0 million compared to $91.7 million in the prior year period, an increase of $21.3 million, or 23.2%. Net income for the six months ended June 30, 2006 was $1.5 million compared to $2.4 million for the six months ended June 30, 2005.

Basic earnings per share were $0.02 and $0.03 for the quarters ended June 30, 2006 and 2005, respectively. The weighted average shares outstanding for the quarter increased from 48,745,000 at June 30, 2005 to 49,971,000 in the current year.

For the six months ended June 30, 2006 and 2005, basic earnings per share were $0.03 and $0.05, respectively. The weighted average shares outstanding for the six months increased from 48,435,000 at June 30, 2005 to 49,916,000 in the current year.

As discussed above, the Company recognized stock-based employee compensation expense of $162,000 and $364,000 for the quarter and six months ended June 30, 2006, respectively, compared to none in the prior year periods.

The current year operations include both the PSN segment and the operations of the Company's start-up Medicare Advantage HMO segment, which began enrolling members effective July 1, 2005. The PSN reported Segment gain before allocated overhead of $5.2 million and $9.8 million for the quarter and six months ended June 30, 2006, respectively, compared to $4.2 million and $8.0 million for the quarter and six months ended June 30, 2005, respectively. The HMO incurred a Segment loss before allocated overhead of $2.2 million and $4.2 million for the quarter and six months ended June 30, 2006, compared to $1.0 million and $1.7 million for the quarter and six months ended June 30, 2005, respectively. Formal operations of the HMO business commenced July 1, 2005.

MEMBERSHIP

Total Medicare Advantage lives, the number of Medicare beneficiaries cared for in either the PSN or HMO, increased approximately 2,300 members from June 2005 to a membership of over 29,000 in June 2006. June 1, 2006 membership for the PSN and HMO was 25,875 and 3,145, respectively. Member months, the combined total membership for each month of the measurement period, were 86,012 and 79,816 for the 2006 and 2005 quarters, respectively. For the six months periods, member months were 169,462 and 159,366 for 2006 and 2005, respectively. Included in these numbers were approximately 8,441 and 14,373 member months related to the HMO for the quarter and six months ended June 30, 2006, respectively.

During 2005, the Company discontinued its contractual relationship with a number of its South Florida physician practices due to non-compliance with the Company's policies and procedures. These centers accounted for approximately 2,200 and 4,400 member months in the quarter and six months ended June 30, 2005, respectively, Corresponding revenues for these practices for the quarter and six months ended June 30, 2005 were $1.1 million and $2.7 million, respectively, while medical expenses attributable to these practices for the same periods were $1.2 million and $2.8 million, respectively.

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2006 AND JUNE 30, 2005

REVENUES

Revenues for the quarter ended June 30, 2006 increased $11.4 million, or 24.6%, over the prior year quarter, from $46.2 million to $57.5 million. PSN revenues from Humana increased 10.3%, from $45.8 million to $50.6 million. Approximately $6.0 million in incremental quarterly revenues were generated by 2006 premium increases, inclusive of Part D premium, that averaged approximately 13.5% over the prior year quarter. These increases were partially offset by the abovementioned decreases due to discontinued medical practices.

Revenues for the Company's HMO, which began enrolling members in July 2005, amounted to $6.6 million for the 2006 quarter. Included in this amount was approximately $658,000 of revenue attributable to Medicare Part D premiums.

The HMO memberships' average risk adjustment factor declined from December 2005 to June 2006 as a result of a large influx of new members in 2006. This decline resulted in decreased average member monthly premiums. The Company believes that the actual average risk adjustment factor for its population during this period was higher and that an increase will be reflected as claims and health data for these new members are entered into the CMS system, which is expected to result in retroactive premium adjustments. The Company cannot estimate the amount of the anticipated increase at this time but believes this amount may be material to the results of the HMO.

OPERATING EXPENSES

Total Medical Expenses

Medical expenses represent the total costs of providing patient care and are comprised of two components. Direct medical costs represent costs incurred in the PSN and HMO operations that are paid or payable to third parties including physicians, hospitals and ancillary service providers on a capitated or fee for service basis. Other medical costs represents the costs associated with the operations of the Company's wholly owned physician practices and oncology center including salaries and benefits, supplies, malpractice insurance and office related expenses. Medical expenses totaled $50.9 million and $41.4 million for the quarters ended June 30, 2006 and 2005, respectively. The Company's medical expense ratio ("MER"), the ratio of total medical expense to revenue, improved to 88.4% in the second quarter of 2006 from 89.6% in the second quarter of 2005, with the Company's PSN reporting a 2006 second quarter MER of 88.1%.

Due to its small membership, the HMO's operations are relatively volatile from a medical utilization standpoint. The second quarter 2006 results were adversely affected by several high-cost hospital admissions, resulting in a MER of 90.7% for the segment. Management expects that volatility will decline as membership grows and that the HMO's MER will decrease in future periods.

All of the Company's Medicare Advantage members are enrolled in plans that include the new prescription drug benefit, or Medicare Part D ("Part D"). With regard to the HMO operations, Part D generated a gross margin of approximately 9.6% in the quarter ended June 30, 2006.

With regard to the PSN business, the accounting for Part D by Humana is integrated with Medicare Parts A and B results. The Company is unable to isolate the discrete Part D margin, however it is management's expectation that Part D will not materially affect its overall MER in 2006 in this business.

Administrative Payroll, Payroll Taxes and Benefits

Administrative payroll, payroll taxes and benefits include salaries and related costs for the Company's executive and administrative staff. For the 2006 second quarter, administrative payroll, payroll taxes and benefits were $2.6 million, compared to the prior year quarter total of $1.4 million. The Company's HMO segment accounted for $605,000 of the incremental current quarter's expense, with an additional $50,000 due to 401(k) and bonus accruals and $162,000 attributable to the expensing of stock options. The balance of the increase is due to new hires, salary increases and increased benefit costs.

Marketing and Advertising

Marketing and advertising expense for the 2006 second quarter was $1.0 million, compared to an expense of $156,000 in the prior year quarter. This primarily represents the costs and sales commissions incurred to market and sell the Company's HMO AdvantageCare product.

General and Administrative

General and administrative expenses for the second quarter of 2006 amounted to $2.0 million, an increase of $606,000 over the prior year's quarter. This increase is primarily attributable to expenses incurred in connection with the HMO, primarily with respect to costs associated with outsourced claims processing and member services, insurance, rents and leases and legal and accounting. Included in the 2006 second quarter's costs were approximately $144,000 of actuarial, consulting and legal costs related to filing expansion applications and plan bids for 2007's operations.

OTHER INCOME AND EXPENSE

Other income and expenses for the 2006 quarter increased $83,000 over the 2005 quarter. Over the year between the quarters the Company's cash and investment balances increased, as did prevailing interest rates, accounting for a $151,000 increase in interest and investment income.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

REVENUES

Revenues for the six months ended June 30, 2006 increased $21.3 million, or 23.2%, over the prior year period, from $91.7 million to $113.0 million. PSN revenues from Humana increased 11.2%, from $90.8 million to $101.0 million. Approximately $12.5 million in incremental revenues were generated by 2006 premium increases, inclusive of Part D premium, that averaged approximately 14.2% over the prior year period. These increases were partially offset by the abovementioned decreases due to discontinued medical practices.

Revenues for the Company's HMO, which began enrolling members in July 2005, amounted to $11.3 million for the 2006 period. Included in this amount was approximately $1.1 million of revenue attributable to Medicare Part D premiums.

The HMO memberships' average risk adjustment factor declined from December 2005 to June 2006 as a result of a large influx of new members in 2006. This decline resulted in decreased average member monthly premiums. The Company believes that the actual average risk adjustment factor for its population during this period was higher and that an increase will be reflected as claims and health data for these new members are entered into the CMS system, which is expected to result in retroactive premium adjustments. The Company cannot estimate the amount of the anticipated increase at this time but believes this amount may be material to the results of the HMO.

OPERATING EXPENSES

Total Medical Expenses

Medical expenses represent the total costs of providing patient care and are comprised of two components. Direct medical costs represent costs incurred in the PSN and HMO operations that are paid or payable to third parties including physicians, hospitals and ancillary service providers on a capitated or fee for service basis. Other medical costs represents the costs associated with the operations of the Company's wholly owned physician practices and oncology center including salaries and benefits, supplies, malpractice insurance and office related expenses. Medical expenses totaled $100.4 million and $82.5 million for the six months ended June 30, 2006 and 2005, respectively. The Company's medical expense ratio ("MER"), the ratio of total medical expense to revenue, improved to 88.9% in the first half of 2006 from 90.0% in the first half of 2005, with the Company's PSN reporting a 2006 six month MER of 88.7%.

Due to its small membership, the HMO's operations are relatively volatile from a medical utilization standpoint. The 2006 first half results were adversely affected by several high-cost hospital admissions, resulting in a MER of 90.8% for the segment. Management expects that volatility will decline as membership grows and that the HMO's MER will decrease in future periods.

All of the Company's Medicare Advantage members are enrolled in plans that include the new prescription drug benefit, or Medicare Part D ("Part D"). With regard to the HMO operations, Part D generated a gross margin of approximately 10.7% in the six months ended June 30, 2006.

With regard to the PSN business, the accounting for Part D by Humana is integrated with Medicare Parts A and B results. The Company is unable to isolate the discrete Part D margin, however it is management's expectation that Part D will not materially affect its overall MER in 2006 in this business.

Administrative Payroll, Payroll Taxes and Benefits

Administrative payroll, payroll taxes and benefits include salaries and related costs for the Company's executive and administrative staff. For the six months ended June 30, 2006, administrative payroll, payroll taxes and benefits were $5.0 million, compared to the prior year total of $2.7 million. The Company's HMO segment accounted for $1.1 million of the incremental current year's expense, with an additional $200,000 due to incremental 401(k) and bonus accruals and $364,000 attributable to the expensing of stock options. The balance of the increase is due to new hires, salary increases and increased benefit costs.

Marketing and Advertising

Marketing and advertising expense for the six months ended June 30, 2006 was $2.0 million, compared to $156,000 in the prior year period. This primarily represents the costs and sales commissions incurred to market and sell the Company's HMO AdvantageCare product.

General and Administrative

General and administrative expenses for the first six months of 2006 amounted to $3.5 million, an increase of $810,000 over the prior year period. This increase is primarily attributable to expenses incurred in connection with the HMO, primarily with respect to costs associated with outsourced claims processing and member services, insurance, rents and leases and legal and accounting. Included in the 2006 period costs were approximately $157,000 of actuarial, consulting and legal costs related to filing expansion applications and plan bids for 2007's operations.

OTHER INCOME AND EXPENSE

Other income and expenses for the six months ended June 30, 2006 increased $147,000 over the 2005 period. Over the year between periods the Company's cash and investment balances increased, as did prevailing interest rates, accounting for a $275,000 increase in interest and investment income.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and equivalents and short-term investments at June 30, 2006 totaled approximately $21.3 million as compared to approximately $15.6 million at December 31, 2005. The Company had a working capital surplus of approximately $23.0 million as of June 30, 2006, compared to a surplus of approximately $21.1 million as of December 31, 2005.

The Company received an additional monthly premium payment from CMS in the amount of approximately $2.6 million, representing premium due for the month of July 2006. This amount is included as advance and unearned premiums on the Company's balance sheet.

The Company's total stockholder equity increased approximately $1.8 million, from approximately $29.7 million at December 31, 2005 to approximately $31.7 million at June 30, 2006.

At June 30, 2006, the Company had no outstanding debt.

Net cash provided by operating activities for the six months ended June 30, 2006 was approximately $6.8 million, of which net income accounted for approximately $1.5 million. Other large sources of cash from operating activities were:

     o    an increase in advance and unearned premiums of $3.3 million;
     o    an increase in estimated medical expenses payable of $1.9 million;
     o    a decrease  in deferred  income  taxes of  $913,000;
     o    an increase in accrued expenses of $449,000;
     o    stock-based compensation expense of $364,000;
     o    a decrease in other current assets of $297,000; and
     o    depreciation and amortization of $215,000.

These sources of cash were partially offset by the following uses of cash:

     o    an increase in accounts receivable of $972,000;
     o    an increase in prepaid expenses of $597,000;
     o    a decrease in accounts payable of $323,000; and
     o    a decrease in accrued payroll of $311,000.

Approximately $3.4 million of the $5.2 million balance in accounts receivable at June 30, 2006 was collected in July 2006.

During 2005, the Company incurred approximately $4.0 million of medical costs related to the implantation of certain Implantable Automatic Defibrillators ("AICD's"). CMS directed that the costs of certain of these procedures that met 2005 eligibility requirements be paid by CMS, rather than billed to Medicare Advantage plans. The Company is working with Humana and the related providers to secure reimbursement for these amounts, and estimated a recovery of approximately $2.2 million at December 31, 2005. Approximately $379,000 of this amount was collected during the six months ended June 30, 2006, while an additional $500,000 was written off due to revised guidance issued by CMS regarding the costs payable by CMS in connection with these procedures.

Net cash used in investing activities for the six months ended June 30, 2006 was approximately $6.8 million. The Company purchased $5.7 million of short-term investments, $313,000 of long-term investments and incurred $848,000 in capital expenditures during the six month period.

The Company's financing activities for the six months ended June 30, 2006 provided approximately $140,000 of cash in connection with the issuance of common stock upon the exercise of outstanding options.

On May 6, 2005 the Company executed an unsecured commercial line of credit agreement with a bank, which provided for borrowings and issuance of letters of credit of up to $1.0 million. The credit line expired on March 31, 2006 and was automatically renewed with a new expiration date of March 31, 2007. The outstanding balance, if any, bears interest at the bank's prime rate. The credit facility requires the Company to comply with certain financial covenants, including a minimum liquidity requirement of $2.0 million. The availability under the line of credit secures a $1.0 million letter of credit that the Company has caused to be issued in favor of Humana. As of June 30, 2006, the Company has not utilized this commercial line of credit.

Although the Company has operated as a risk provider since 1997, it has only operated the HMO since July 1, 2005. While the Company's HMO business has continued to grow, such growth has continued to require capital. In the six months ended June 30, 2006, the Company's HMO business generated a $4.2 million segment loss before allocated overhead and income taxes and projects that in fiscal 2006 its HMO business will generate a loss of $5.0 million to $7.0 million before allocated overhead and income taxes. The amount of the loss will be determined by a number of factors including membership, medical utilization and related costs, and the Company's decisions related to expansion and growth efforts. The Company is still not in a position to meaningfully estimate when, if ever, its HMO business will become profitable and/or generate cash from operations and may be required to fund the development and expansion of the HMO business, including any associated losses, for an extended period of time. Nonetheless, the Company anticipates that the on-going development efforts, reserve requirements and operating costs for its still developing HMO business can be funded by the Company's current resources and projected cash flows from operations until at least June 30, 2007.

To successfully operate the HMO, the Company believes it will have to continue its development of the following capabilities, among others: sales and marketing, customer service and regulatory compliance. No assurances can be given that the Company will be successful in operating this segment of its business despite its allocation of a substantial amount of resources for this purpose. If the HMO does not develop as anticipated or planned, the Company may have to devote additional managerial and/or capital resources to the HMO, which could limit the Company's ability to manage and/or grow its PSN. There can be no assurances that, if for any reason, the Company elects to discontinue the HMO business and/or seeks to sell such business, the Company will be able to fully recoup its expenditures to date with respect to the HMO business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices. At June 30, 2006, the Company had only commercial paper, certificates of deposit and cash equivalents invested in high grade, short-term and long-term securities, which are not typically subject to material market risk. The Company has established policies and internal processes related to the management of market risks, which it uses in the normal course of its business operations.

INTEREST RATE RISK


The Company believes a change in interest rates would not have a material impact on its financial condition, future results of operations or cash flows.


INTANGIBLE ASSET RISK

The Company has a substantial amount of intangible assets. It is required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of its periodic evaluations, the Company may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to its operating results and financial position. Although at June 30, 2006 the Company believes its intangible assets were recoverable, changes in the economy, the business in which it operates and its own relative performance could change the assumptions used to evaluate intangible asset recoverability. The Company continues to monitor those assumptions and their effect on the estimated recoverability of its intangible assets.

EQUITY PRICE RISK

The Company does not own any equity investments, other than in its subsidiaries. As a result, it does not currently have any direct equity price risk.

COMMODITY PRICE RISK

The Company does not enter into contracts for the purchase or sale of commodities. As a result, it does not currently have any direct commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, which includes its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

          NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders (the "Annual Meeting") was held at the Marriott Hotel, 1001 Okeechobee Blvd., West Palm Beach, Florida, on June 8, 2006 for the following purposes:

          o To elect eight members to Metropolitan's Board of Directors to hold office until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified; and

          o To consider and vote upon a proposal to approve of and ratify the selection of Kaufman, Rossin & Co. as the Company's independent auditors for the fiscal year ending December 31, 2006.

         The number of outstanding shares of the Company's Common Stock as of April 14, 2006, the record date for the Annual Meeting, was 49,876,526 shares. 43,220,888 shares of Common Stock were represented in person or by proxy at the Annual Meeting.

         Pursuant to the Company's Articles of Incorporation, shareholders are entitled to one vote for each share of Common Stock.

         The following directors were elected at the Annual Meeting: (i) Michael
         M. Earley, (ii) Debra A. Finnel, (iii) Martin W. Harrison, M.D., (iv) Barry T. Zeman, (v) Karl M. Sachs, (vi) Eric Haskell, (vii) Robert E. Shields and (viii) David A. Florman.

         The following table sets forth the number of votes cast for, against, or withheld for each director nominee, as well as the number of abstentions and broker non-votes as to each such director nominee:

                              Votes Cast   Votes Cast    Votes                     BrokerNon-
Director Nominee                  For       Against     Withheld    Abstentions      Votes
-------------------           ----------   ---------   ----------   -----------   ------------
Michael M. Earley             43,122,578           -       98,310             -              -
Debra A. Finnel               43,109,938           -      110,950             -              -
Martin W. Harrison            39,265,100           -    3,955,788             -              -
Barry T. Zeman                41,601,550           -    1,619,338             -              -
Karl M. Sachs                 38,366,434           -    4,854,454             -              -
Eric Haskell                  43,013,142           -      207,746             -              -
Robert E. Shields             43,129,678           -       91,210             -              -
David A. Florman              43,131,678           -       89,210             -              -

         With respect to the proposal to approve of and ratify the selection of Kaufman, Rossin & Co. as the Company's independent registered public accountants for the fiscal year ending December 31, 2006: (i) 43,119,971 votes were cast for such proposal, (ii) 95,860 votes were cast against such proposal and (iii) 5,057 shares abstained from voting on such proposal. No votes were withheld nor were there any broker non-votes with respect to such proposal. Accordingly, the proposal to approve of and ratify Kaufman, Rossin & Co. as the Company's independent registered public accountants for the fiscal year ending December 31, 2006, was approved by the shareholders.

ITEM 5.  OTHER INFORMATION

          NONE

ITEM 6.  EXHIBITS

3.1   Articles of Incorporation, as amended (1)
3.2   Amended and Restated Bylaws (2)
10.1 Physician Practice Management Participation Agreement, dated August 2, 2001, between Metropolitan of Florida, Inc. and Humana, Inc. (3)
10.2 Letter of Agreement, dated February 2003, between Metropolitan of Florida, Inc. and Humana, Inc. (4)
10.3 Physician Practice Management Participation Agreement, dated December 1,1998, between Metcare of Florida, Inc. and Humana, Inc. (9)
10.4  Supplemental Stock Option Plan (5)
10.5  Omnibus Equity Compensation Plan (6)
10.6  Amended and Restated Employment Agreement between Metropolitan and Michael
      M. Earley dated January 3, 2005 (8)
10.7  Amended and Restated Employment  Agreement between  Metropolitan and David
      S. Gartner dated January 3, 2005 (8)
10.8  Amended and Restated Employment Agreement between Metropolitan and Roberto
      L. Palenzuela dated January 3, 2005 (8)
10.9  Amended and Restated Employment  Agreement between  Metropolitan and Debra
      A. Finnel dated January 3, 2005 (8)
10.10 Employment Agreement between Metcare of Florida, Inc. and Jose A. Guethon, M.D. (9)
10.11 Form of Option Award Agreement for Option Grants to Directors pursuant to the Omnibus Compensation Plan (9)
10.12 Form of Option Award Agreement for Option Grants to Key Employees pursuant to the Omnibus Compensation Plan (9)
10.13 Form of Option Award Agreement for Option Grants to Employees pursuant to the Omnibus Compensation Plan (9)
10.14 Agreement between Metcare of Florida, Inc. and the Centers for Medicare and Medicaid Services (10)
10.15 Code of Business Conduct and Ethics (9)
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
-------------------------------------------
* filed herewith
**furnished herewith

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

(4) Incorporated by reference to Metropolitan's Amendment to Annual Report for the fiscal year ended December 31, 2003 on Form 10-K/A filed with the Commission on July 28, 2004. Portions of this document have been omitted and were filed separately with the SEC on July 28, 2004 pursuant to a request for confidential treatment.
(5) Incorporated by reference to Metropolitan's Amendment to Annual Report for the fiscal year ended December 31, 2003 on Form 10-K/A filed with the Commission on July 28, 2004.
(6) Incorporated by reference to Metropolitan's Registration Statement on Form S-8 filed with the Commission on February 24, 2005 (No. 333-122976).
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 22, 2004.
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 22, 2005.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 22, 2006.
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, as filed with the Commission on May 15, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


Registrant

Date:  August 8, 2006                    METROPOLITAN HEALTH NETWORKS, INC.


                                         /s/ Michael M. Earley
                                         ---------------------

                                         Michael M. Earley
                                         Chairman and
Date:  August 8, 2006                    Chief Executive Officer


                                         /s/ David S. Gartner
                                         --------------------

                                         David S. Gartner
                                         Chief Financial Officer