Form 10-Q/A
period 2006-03-31
METROPOLITAN HEALTH NETWORKS INC
filed 2006-11-14
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1 to
FORM 10-Q/A

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

(561) 805-8500
(Registrant’s telephone number, including area code)

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, $.001 par value per share	49,876,526 shares

Metropolitan Health Networks, Inc.

Index

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets
	as of March 31, 2006 and December 31, 2005	5

	Condensed Consolidated Statements of
	Operations for the Three Months Ended
	March 31, 2006 and 2005	6

	Condensed Consolidated Statements of
	Cash Flows for the Three Months Ended
	March 31, 2006 and 2005	7

	Notes to Condensed Consolidated
	Financial Statements	7-17

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of
	Operations	18-27

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 6.	Exhibits	28-39

SIGNATURES		30

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 filed on May 15, 2006 (the "Original Filing"). Metropolitan Health Network, Inc. (“we” or “the Company”) has filed this Amendment to correct certain errors in the Unaudited Consolidated Balances Sheet and Statements of Operations as described in Note 7, Restatement of Condensed Consolidated Financial Statements, as well as to make corresponding textual changes in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. The remaining Items required by Form 10-Q are not amended hereby and have been omitted. Other information contained herein has not been updated. Therefore, you should read this Amendment together with other documents and reports that we have filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such documents and reports updates and supersedes certain information contained in the Original Filing and this Amendment. More current information with respect to the Company is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and other filings with the Securities and Exchange Commission.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
ASSETS	(Unaudited, as restated)	(Audited)

CURRENT ASSETS
Cash and equivalents	$17,973,101	$15,572,862
Short-term investments	2,380,026	-
Accounts receivable, net of allowance	3,847,350	4,183,974
Inventory	220,929	201,430
Prepaid expenses	688,095	473,286
Deferred income taxes	3,500,000	3,500,000
Other current assets	387,314	547,976
TOTAL CURRENT ASSETS	28,996,815	24,479,528
PROPERTY AND EQUIPMENT, net	1,130,146	899,998
INVESTMENTS	627,819	627,819
GOODWILL, net	1,992,133	1,992,133
DEFERRED INCOME TAXES	4,333,800	4,493,000
OTHER ASSETS	810,725	622,628
TOTAL ASSETS	$37,891,438	$33,115,106

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$843,081	$969,184
Advance premiums	2,245,579	-
Estimated medical expenses payable	1,893,515	694,410
Accrued payroll and payroll taxes	1,899,646	1,459,098
Accrued expenses	843,654	293,552
TOTAL CURRENT LIABILITIES	7,725,475	3,416,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; stated value $100 per share;
10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
49,876,526 and 49,851,526 issued and outstanding, respectively	49,876	49,851
Additional paid-in capital	40,393,268	40,182,889
Accumulated deficit	(10,777,181)	(11,033,878)
TOTAL STOCKHOLDERS' EQUITY	30,165,963	29,698,862
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,891,438	$33,115,106

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2006	2005
	(Unaudited, as restated)	(Unaudited)

REVENUES, net	$54,767,533	$45,519,566

OPERATING EXPENSES
Direct medical costs	46,962,844	38,533,117
Other medical costs	2,585,666	2,636,975
Total medical expenses	49,548,510	41,170,092
Administrative payroll, payroll taxes and benefits	2,447,799	1,266,261
Marketing and advertising	973,930	371
General and administrative	1,589,917	1,376,573
TOTAL EXPENSES	54,560,156	43,813,297

OPERATING INCOME	207,377	1,706,269

OTHER INCOME
Interest income, net	189,438	65,075
Other	19,082	70,258
TOTAL OTHER INCOME	208,520	135,333

INCOME BEFORE INCOME TAXES	415,897	1,841,602
INCOME TAXES	(159,200)	(697,000)
NET INCOME	$256,697	$1,144,602

EARNINGS PER COMMON SHARE:
NET EARNINGS PER SHARE:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2006	2005
	(Unaudited, as restated)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$256,697	$1,144,602
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	100,147	84,836
Deferred income taxes	159,200	697,000
Stock-based compensation expense	201,654	-
Loss on disposal of assets	103	-
Amortization of securities issued for professional services	-	72,626
Changes in operating assets and liabilities:
Accounts receivable, net	336,624	(184,465)
Inventory	(19,499)	51,074
Prepaid expenses	(214,809)	(309,045)
Other current assets	160,663	95,171
Other assets	(189,139)	2,905
Accounts payable	(126,102)	(248,965)
Advance premiums	2,245,579	-
Estimated medical expenses payable	1,199,105	-
Accrued payroll and payroll taxes	440,548	163,540
Accrued expenses	550,101	427,826
Total adjustments	4,844,175	852,503
Net cash provided by operating activities	5,100,872	1,997,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investments	(2,380,026)	(1,500,000)
Investments	-	(641,417)
Capital expenditures	(329,357)	(45,302)
Net cash (used in) investing activities	(2,709,383)	(2,186,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	-	(898,750)
Repurchase of warrants	-	(85,000)
Proceeds from exercise of stock options and warrants	8,750	175,440
Net cash provided by/(used in) financing activities	8,750	(808,310)

NET INCREASE(DECREASE) IN CASH AND EQUIVALENTS	2,400,239	(997,924)
CASH AND EQUIVALENTS - BEGINNING	15,572,862	11,344,113
CASH AND EQUIVALENTS - ENDING	$17,973,101	$10,346,189

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

The audited financial statements at December 31, 2005, which were included in the Company’s Form 10-K filed on March 16, 2006, should be read in conjunction with these condensed consolidated financial statements.

Unless otherwise indicated or the context requires, all references in this Form 10-Q to the “Company” refers to Metropolitan Health Networks, Inc. and its consolidated subsidiaries.

SEGMENT REPORTING

The Company applies Financial Accounting Standards Boards (“FASB”) Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company has considered its operations and has determined that, in 2005, it operated, and continues to operate in 2006, in two segments for purposes of presenting financial information and evaluating performance, a Provider Service Network (managed care and direct medical services) (the “PSN”), operated through its wholly owned subsidiary, Metcare of Florida, Inc., and a Medicare Advantage HMO (the “HMO”), operated through its wholly owned subsidiary Metcare Health Plans, Inc.

As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use. See “Note 6. Business Segment Information” for additional information regarding the Company’s business segments.

CASH AND EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. From time to time, the Company maintains cash balances with financial institutions in excess of federally insured limits.

SHORT-TERM INVESTMENTS

All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase. As of March 31, 2006, the Company’s short-term investments consisted of certificates of deposit classified as available-for-sale. All income generated from these short-term investments during the quarter ended March 31, 2006 was recorded as interest income.

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

REVENUE RECOGNITION

The Company’s PSN is a party to two managed care contracts with Humana, Inc. (the “Humana Agreements”) and provides medical care to its patients through wholly-owned and contracted independent medical practices and providers (collectively, the “Affiliated Providers”). Accordingly, the PSN receives a monthly fee for each patient that chooses one of the Affiliated Provides as his or her primary care physician in exchange for the PSN’s assumption of responsibility for the provision of all necessary medical services to such patient, even those medical services not directly provided by one of the Affiliated Providers. Fees received by the PSN under these Humana Agreements are reported as revenues. The cost of both Affiliated Provider and non-Affiliated Provider services under these Humana Agreements are not included as a deduction to net revenues of the Company, but are reported as an operating expense. Changes in revenues resulting from the periodic changes in risk adjustment scores are recognized when the amounts become determinable and the collectibility is reasonably assured. In connection with the Humana Agreements, the Company is exposed to losses to the extent of the PSN’s share of deficits, if any, on its Affiliated Providers. The PSN’s share of deficits is 100% for Medicare Part A in the Central Florida market, 50% for Medicare Part A in the South Florida market and 100% for Medicare Part B in both the Central Florida and South Florida market. Revenues generated under the Humana Agreements accounted for approximately 91% and 99% of the Company’s total revenues for the three months ended March 31, 2006 and 2005, respectively.

Humana may immediately terminate either of the Humana Agreements and/or any individual physician credentialed under the Humana Agreements, upon written notice, (i) if the PSN and/or any of its Affiliated Provider’s continued participation may adversely affect the health, safety or welfare of any Humana member or bring Humana into disrepute; (ii) in the event of one of the PSN's physician's death or incompetence; (iii) if any of the PSN's physicians fail to meet Humana's credentialing criteria; (iv) in accordance with Humana's policies and procedures as specified in Humana's manual, (v) if the PSN engages in or acquiesces to any act of bankruptcy, receivership or reorganization; or (vi) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). The PSN and Humana may also each terminate each of the Humana Agreements upon 90 days' prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement.

Failure to maintain the Humana Agreements on favorable terms, for any reason, would adversely affect the Company's results of operations and financial condition.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company also recognizes non-Humana fee-for-service revenues, net of contractual allowances, as medical services are provided to patients by the Company’s wholly-owned medical practices. These services are typically billed to patients, Medicare, Medicaid, health maintenance organizations and insurance companies. The Company provides an allowance for uncollectible amounts and for contractual adjustments relating to the difference between standard charges and agreed upon rates paid by certain third party payers.

Effective July 1, 2005 the Company had the requisite Florida and federal licenses, approvals and contract to begin marketing, enrolling and providing services to Medicare beneficiaries through its own Medicare Advantage HMO. The contract with the Centers for Medicare and Medicaid Services (“CMS”) renews on an annual basis. The HMO receives a monthly premium for each enrollee in its plan and is responsible for the provision of all covered medical services for that enrollee. Premium revenues are recognized as income in the period members are entitled to receive services, and are net of retroactive membership adjustments. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by CMS. Changes in revenues from CMS resulting from the periodic changes in risk adjustment scores for the HMO’s membership are recognized when the amounts become determinable and the collectibility is reasonably assured.

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred. Marketing and advertising expense was approximately $974,000 and $400 for the three months ended March 31, 2006 and 2005, respectively.

USE OF ESTIMATES

Revenue, Expense and Receivables

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. The most significant area requiring estimates relates to the PSN’s arrangements with Humana. Such estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

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

During 2005, the Company incurred approximately $4.0 million of medical costs related to the implantation of certain Implantable Automatic Defibrillators (“AICD’s”). CMS directed that the costs of certain of these procedures that met 2005 eligibility requirements be paid by CMS, rather than billed to Medicare Advantage plans. The Company is working with Humana and the related providers to secure reimbursement for these amounts, and estimated a recovery of approximately $2.2 million at December 31, 2005. Approximately $137,000 of this amount was collected in the quarter ended March 31, 2006, resulting in accounts receivable in the accompanying consolidated balance sheets of $2.0 million and $2.2 million at March 31, 2006 and December 31, 2005, respectively. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Included in revenues for the quarter ended March 31, 2006 were estimated medical risk adjustment (“MRA”) funding increases. The purpose of risk adjustment is to use health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. From 2000 to 2003, risk adjusted payment accounted for only 10% of Medicare health plans payment, with the remaining 90% based on demographic factors. In 2004 and 2005, the portion of risk-adjusted payment was increased to 30% and 50%, respectively. The portion of risk-adjusted payment has increased to 75% in 2006, with the 100% phase-in of risk-adjusted payment to be completed in 2007. Based on its applicable risk scoring, the Company accrued MRA increases totaling approximately $1.2 million at March 31, 2006. These amounts, which are included in accounts receivable in the accompanying consolidated balance sheets at March 31, 2006, are expected to be received in the second half of the year, consistent with the timing of prior year payments. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

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

Accounting for Prescription Drug Benefits under Medicare Part D

On January 1, 2006, the Company’s HMO and PSN, through the Humana Agreements, began covering prescription drug benefits in accordance with the requirements of Medicare Part D, to its HMO’s and PSN’s Medicare Advantage members. The benefits covered under Medicare Part D are in addition to the benefits covered by the HMO and the PSN under Medicare Parts A and B.

In general, pursuant to Medicare Part D, pharmacy benefits may vary in terms of coverage levels and out-of-pocket costs for beneficiary premiums, deductibles and co-insurance. However, all Part D plans must offer either “standard coverage” or its actuarial equivalent (with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage). These “defined standard” benefits represent the minimum level of benefits mandated by Congress. In addition to defined standard plans offered by the HMO, the PSN, through the Humana Agreements, offers prescription drug plans containing benefits in excess of the standard coverage limits.

The payment the Company’s HMO receives monthly from the Centers for Medicare and Medicaid Services, or CMS, generally represents its bid amount for providing insurance coverage. It recognizes premium revenue for providing this insurance coverage ratably over the term of its annual contract. However, its CMS payment is subject to 1) risk corridor adjustments and 2) subsidies in order for the HMO and CMS to share the risk associated with financing the ultimate costs of the Part D benefit.

The amount of revenue payable to a plan by CMS is subject to adjustment, positive or negative, based upon the application of risk corridors that compare a plan’s revenues targeted in their bids (“target amount’) to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMO or require the HMO to refund to CMS a portion of the payments it received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS “defined standard” benefit plan (“allowable risk corridor costs”). The Company estimates and recognizes an adjustment to premium revenues related to the risk corridor payment adjustment based upon pharmacy claims experience to date as if the annual contract were to end at the end of each reporting period. Accordingly, this estimate provides no consideration to future pharmacy claims experience. It is reasonably possible that this estimate could change in the near term by an amount that could be material.

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

Deferred Tax Asset

The Company has recorded a deferred tax asset of approximately $7.8 million at March 31, 2006. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material.

ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006 (as restated)	December 31, 2005
Humana accounts receivable, net	$3,527,000	$3,782,000
Non-Humana accounts receivable, net	320,000	402,000
Accounts receivable, net	$3,847,000	$4,184,000

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

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended March 31,
	2006 (as restated)	2005

Net Income	$257,000	$1,145,000
Less: Preferred stock dividend	(13,000)	(13,000)
Income available to common shareholders	$244,000	$1,132,000
Denominator:
Weighted average common shares outstanding	49,860,000	48,120,000
Basic earnings per common share	$0.00	$0.02

Income available to common shareholders	$244,000	$1,132,000

Denominator:
Weighted average common shares outstanding	49,860,000	48,120,000
Common share equivalents of outstanding stock:
Options and warrants	1,344,000	4,133,000
Weighted average common shares outstanding	51,204,000	52,253,000
Diluted earnings per common share	$0.00	$0.02

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS No. 151”), which is effective for fiscal periods beginning after June 15, 2005. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. These items are required to be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” The adoption of SFAS No. 151 did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchange of Non-Monetary Assets” (“SFAS No. 153”), which is effective for fiscal periods beginning after June 15, 2005. In the past, the net book value of the assets relinquished in a non-monetary transaction was used to measure the value of the assets exchanged. Under SFAS No. 153, assets exchanged in a non-monetary transaction will be at fair value instead of the net book value of the asset relinquished, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. The adoption of SFAS No. 153 did not have a material effect on the Company’s financial statements.

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

NOTE 3. STOCK BASED COMPENSATION

The Company has three stock option plans that are administered by the Compensation Committee of the Board of Directors. The 2001 Stock Option Plan and the Supplemental Stock Option Plan have 1,110,110 and 1,635,400 outstanding options granted under the plans, respectively, as of March 31, 2006. The Company does not intend to issue additional options from either plan in the future. The Omnibus Equity Compensation Plan (the “Omnibus Plan”) provides for the grant of non-qualified or incentive stock options and other stock based awards to directors, executives and key employees of the Company, as well as to any other persons approved by the Compensation Committee. A total of 6,000,000 shares of Metropolitan’s common stock are authorized for issuance pursuant the Omnibus Plan. As of March 31, 2006, options to purchase 2,775,133 shares of the Company’s common stock had been granted pursuant to the Omnibus Plan. Under the Omnibus Plan, options are granted at the fair market value of the stock at the date of grant and expire no later than 10 years after the date of grant. Options granted under this Omnibus Plan generally vest for periods up to four years.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation expense was recognized. For the three months ended March 31, 2005, no stock-based employee compensation expense was recognized in the accompanying condensed consolidated statement of income.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” which is a revision of SFAS No. 123, using the modified prospective transition method and therefore has not restated prior periods’ results. Under the transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company calculates the fair value of employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized on a straight-line basis over the vesting period of the stock options, which is generally up to four years. No options were granted during the three-month period ended March 31, 2006.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the quarter ended March 31, 2006 were approximately $202,000 and $126,000 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. The total income tax benefit recognized in the income statement for share-based compensation was $76,000 for the quarter ended March 31, 2006.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the quarter ended March 31, 2005. For purposes of this pro forma disclosure, the fair value of these options were estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions for the quarter ended March 31, 2005: risk-free interest rate from 3.09% to 3.65%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 50%; and expected option lives ranging from two to four and one-half years, depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of the Company’s employees. The expected volatility factor is based on the historical volatility of the market price of the Company’s common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s pro forma information follows:

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three months ended
March 31, 2005
Net income, as reported	$1,145,000
Less: Total stock-based employee compensation
expense determined under SFAS No. 123
for all awards, net of related tax	(259,000)

Pro forma net income	$886,000

Earnings per share:
Basic, as reported	$0.02
Basic, pro forma	$0.02
Diluted, as reported	$0.02
Diluted, pro forma	$0.02

Stock option activity as of March 31, 2006 and changes during the quarter ended March 31, 2006 were as follows:

		Weighted	Aggregate
	Number of	Average	Intinsic
	Options	Exercise Price	Value
Balance, December 31, 2005	6,385,810	$1.63
Granted	-	$-
Exercised and returned	(25,000)	$0.35
Forfeited and expired	(840,167)	$2.69
Balance, March 31, 2006	5,520,643	$1.47	$4,655,908

Exercisable, March 31, 2006	3,384,728	$1.21	$4,008,089

The weighted-average grant-date fair value of options granted during the quarter ended March 31, 2005 was $2.81. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount will change based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the quarter ended March 31, 2006 was $45,500. Total fair value of options vested and expensed for the quarter ended March 31, 2006 was $30,242, net of tax.

As of March 31, 2006, there was $1,089,432 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.51 years.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

Options Outstanding				Options Exercisable

		Weighted	Weighted Average		Weighted	Weighted Average
	Number of	Average	Remaining	Number of	Average	Remaining
Exercise Price	Options	Exercise Price	Contractual Life	Options	Exercise Price	Contractual Life
$0.30 - $1.00	2,310,510	$0.54	2.48	2,260,510	$0.53	2.40
$1.14 - $1.92	2,365,833	$1.81	8.15	791,718	$1.78	7.23
$2.05 - $2.83	644,300	$2.30	7.89	132,500	$2.53	1.77
$4.00 - $6.50	200,000	$5.63	0.93	200,000	$5.63	0.93
	5,520,643	$1.47	5.48	3,384,728	$1.21	3.42

Nonvested stock awards as of March 31, 2006 and changes during the quarter ended March 31, 2006 were as follows:

		Weighted Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested, December 31, 2005	2,337,782	$1.93
Granted	-	$-
Vested	(87,500)	$1.60
Forfeited and expired	(114,367)	$2.81
Nonvested, March 31, 2006	2,135,915	$1.90

NOTE 4. STOCKHOLDERS’ EQUITY

The Company issued 25,000 shares of common stock in connection with the exercise of stock options during the first three months of 2006.

NOTE 5. COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is party to certain claims arising in the ordinary course of business. Management believes that the outcome of these matters will not have a material adverse effect on the financial position or the results of operations of the Company.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6. BUSINESS SEGMENT INFORMATION

In 2006, the Company is operating in two segments for purposes of presenting financial information and evaluating performance, the Provider Service Network (the “PSN”) (managed care and direct medical services) and the HMO. The Company’s Medicare Advantage HMO commenced operations effective July 1, 2005.

THREE MONTHS ENDED MARCH 31, 2006	PSN	HMO	Total
Revenues from external customers	$50,078,000	$4,690,000	$54,768,000
Segment gain (loss) before allocated overhead	3,955,000	(1,928,000)	2,027,000
Allocated corporate overhead	944,000	667,000	1,611,000
Segment gain (loss) after allocated overhead and before income taxes	3,011,000	(2,595,000)	416,000
Segment assets	18,861,000	13,732,000	32,593,000
Goodwill	1,992,000	0	1,992,000

THREE MONTHS ENDED MARCH 31, 2005	PSN	HMO	Total
Revenues from external customers	$45,520,000	$-	$45,520,000
Segment gain (loss) before allocated overhead	3,788,000	(699,000)	3,089,000
Allocated corporate overhead	1,021,000	226,000	1,247,000
Segment gain (loss) after allocated overhead and before income taxes	2,767,000	(925,000)	1,842,000
Segment assets	23,114,000	2,248,000	25,362,000
Goodwill	1,992,000	0	1,992,000

NOTE 7. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q/A and the restated condensed consolidated financial statements included herein reflect a correction of the Company’s unaudited condensed financial statements for the quarter ended March 31, 2006 related to its overstatement of the Company’s revenues generated by the PSN during such quarter.

The Company determined that it over-recorded revenues generated by the PSN during the first quarter by approximately $666,000. During 2005, the majority of Humana, Inc. members serviced by the PSN in our Daytona market were required to pay a monthly premium of $15 to Humana (the “Monthly Premium”). As part of its monthly capitation payments from Humana, Inc., the Company was paid approximately $12 of the Monthly Premium per member. Commencing in January 2006, as a result of a change in health plan benefits, the Monthly Premium was eliminated in the Daytona market. However, the data the Company received from Humana, Inc. from January 2006 until July 2006 regarding the revenues it was entitled to receive from Humana, Inc., inadvertently continued to reflect the Monthly Premium and, accordingly the Company was over-paid by Humana, Inc. and over-accrued its net revenues and accounts receivable by approximately $666,000 in first quarter of 2006.

The Company has determined that the error detailed above was based on a series of circumstances that are non-recurring in nature and, as such, will not impact the financial statements or related disclosures subsequent to the second quarter ended June 30, 2006.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Presented below is a summary of the effect of the above accounting errors in the financial statements for the period March 31, 2006.

	As of March 31, 2006
	As previously
	reported	As restated
Balance Sheet:
Accounts receivable	$4,513,000	$3,847,000
Deferred Income Taxes	$4,082,800	$4,333,800

Total assets	$38,306,000	$37,891,000

	For the three months ended
	March 31, 2006
	As previously
	reported	As restated

Statement of Operations:
Net revenues	$55,434,000	$54,768,000
Income Taxes	$410,200	$159,200
Net income	$672,000	$257,000
Basic earnings per share	$0.01	$0.00
Diluted earnings per share	$0.01	$0.00

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Sections of this Quarterly Report contain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Report containing the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “will,” “could,” “should,” “may,” and similar expressions may be deemed to create forward-looking statements. Accordingly, such statements, including without limitation, those relating to the Company’s future business, prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they may appear in this document or in other statements attributable to the Company, involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Specifically, this Quarterly Report contains forward-looking statements, including the following:

•	the PSN’s ability to renew the Humana Agreements and maintain the Humana Agreements on favorable terms;

•	the Company’s ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims;

•	the HMO’s ability to renew, maintain or to successfully rebid for its agreement with CMS;

The forward-looking statements reflect the Company’s current view about future events and are subject to risks, uncertainties and assumptions. The Company wishes to caution readers that certain important factors may have affected and could in the future affect its actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors could prevent the Company from achieving its goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	reductions in government funding of Medicare programs;

•	disruptions in the HMO’s or Humana's healthcare provider networks;

•	failure to receive claims processing, billing services, data collection and other information on a timely basis from Humana;

•	future legislation and changes in governmental regulations;

•	increased operating costs;
•
•	the impact of Medicare Risk Adjustments on payments the Company receives for its managed care operations;

•	loss of significant contracts;

•	general economic and business conditions;

•	increased competition;

•	the relative health of the Company’s patients;

•	changes in estimates and judgments associated with our critical accounting policies;

•	federal and state investigations;

•	our ability to successfully recruit and retain key management personnel and qualified medical professionals; and

•	impairment charges that could be required in future periods.

Additional information concerning these and other risks and uncertainties is contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”), including the section entitled “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2005.

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

RESTATEMENT

This Form 10-Q/A and the restated condensed consolidated financial statements included herein reflect a correction of the Company’s unaudited condensed financial statements for the quarter ended March 31, 2006 related to its over-recording of revenues generated by the PSN during such quarter.

As a result of these correction, the Company has amended the following Items and sections of its Form 10-Q, among others:

• Financial Statements, including the Company’s restated Condensed Consolidated Balance Sheets of March 31, 2006, Condensed Consolidated Statement of Income for the period ended March 31, 2006, and including the following revised Notes to the Financial Statements:

o	Basis of Presentation and Summary of Significant Accounting Policies;

o	Business Segment Information; and

o	Restatement of Condensed Consolidated Financial Statements.

• Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

• Item 4. Controls and Procedures

Except as otherwise expressly noted herein, this Form 10-Q/A does not reflect events occurring after the May 15, 2006 filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 in any way, except those required to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

The remaining Items required by Form 10-Q are not amended hereby and have been omitted. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.

While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

The effect on the Condensed Consolidated Balance Sheets

As a result of the restatement as at March 31, 2006:

o	accounts receivable decreased from the previously reported $4.5 million to $3.8 million,

o	deferred income taxes increased from $4.1 million to $4.3 million, and

o	total assets decreased from the previously reported $38.3 million to $37.9 million.

The effect on the Condensed Consolidated Statements of Income

For the three months March 31, 2006, net income decreased by $415,000 (or $.01 per share) as a result of the corrections, from $672,000 (or $0.01 per share) to $257,000 (or $0.00 per share).

BACKGROUND

Through its provider service network (“PSN”) and its health maintenance organization (“HMO”), Metropolitan currently provides healthcare benefits to Medicare beneficiaries in Florida. As of March 2006, the PSN and HMO provided healthcare benefits to approximately 26,000 and 2,200 Medicare Advantage beneficiaries, respectively (collectively, the “Participating Members”).

As of March 31, 2006, substantially all of the Company’s revenues were directly or indirectly derived from reimbursements generated by Medicare Advantage health plans. As a result, the Company’s revenue and profitability are dependent on government funding levels for Medicare Advantage programs.

Provider Service Network

Pursuant to two contracts with Humana, Inc. (the “Humana Agreements”), the second largest participant in the Medicare Advantage program (“Humana”), the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in Flagler and Volusia Counties (“Central Florida”) and Palm Beach, Broward and Miami-Dade Counties (“South Florida”) who have elected to receive benefits from Humana’s Medicare Advantage Plan. As of March 31, 2006, the Humana Agreements covered approximately 19,500 Humana Plan Members (as defined below) in Central Florida and 6,500 Humana Plan Members in South Florida.

The PSN is comprised both of medical practices owned by the Company as well as independently owned medical practices and providers with whom it has contracted (“IPs”). The Company currently owns and operates eight primary care physician practices and a medical oncology physician practice. The Company also contracts with twenty-nine primary care IPs. Through its Humana Agreements, the PSN has established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout South Florida and Central Florida.

Humana directly contracts with the Centers for Medicare and Medicaid Services (“CMS”) and is paid a fixed monthly premium payment for each member (“Humana Plan Member”) enrolled in Humana’s Medicare Advantage Plan. The monthly amount varies by patient, county, age and severity of health status. Pursuant to the Humana Agreements, the PSN provides or arranges for the provision of covered medical services to each Humana Plan Member who selects one of the Company’s affiliated providers as his or her primary care physician (a “Humana Participating Member”). In return for the provision of these medical services, the PSN receives from Humana a monthly fee, also known as a “capitated fee”, for each Humana Participating Member. The fee rates are established by the contracts between the PSN and Humana and comprise a vast majority of the monthly premiums received by Humana from CMS with respect to Humana Participating Members.

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

The vast majority of the PSN’s revenues come from the Humana Agreements. The Company does receive additional revenue for providing primary care services to non-Humana Plan Members on a fee-for-service basis in the medical practices it owns and operates.

For the three months ended March 31, 2006, approximately 91% of Metropolitan’s revenue came from the Humana Agreements. The Humana Agreements have one-year terms and renew automatically each December 31 for additional one-year terms unless terminated for cause or upon 180 days’ prior notice. Failure to maintain the Humana Agreements on favorable terms would adversely affect Metropolitan’s results of operations and financial condition.

Health Maintenance Organization

Effective July 1, 2005, METCARE Health Plans, Inc., the Company’s wholly owned subsidiary (“HMO”), became licensed as a Medicare Advantage HMO and entered into a contract with CMS (the “CMS Contract”) to begin offering Medicare Advantage plans to Medicare beneficiaries in six Florida counties which include the cities of Fort Pierce, Port St. Lucie, Fort Myers, Port Charlotte and Sarasota. The HMO has been marketing its "AdvantageCare" branded plan since July 2005. The HMO is seeking to expand its HMO and as of March 2006, the total number of enrollees in its plan was approximately 2,200.

In addition to growth within existing service areas, the HMO has been exploring the expansion of its HMO business into new geographic areas. However, Metropolitan does not intend to provide HMO services in the geographic markets with respect to which the PSN has a contract with Humana. Metropolitan views its HMO business as an extension of its existing core competencies.

The HMO’s revenues are generated by premiums consisting of monthly payments per member that are established by the CMS Contract. The HMO recorded its first revenues in the third quarter of fiscal 2005.

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

To the extent that the Participating Members require more care than is anticipated, aggregate capitation rates may be insufficient to cover the costs associated with the treatment of such members. If medical expenses exceed the Company’s estimates, except in very limited circumstances, it will be unable to increase the premiums it receives under these contracts during the then-current terms.

Relatively small changes in the Company’s ratio of medical expense to revenue can create significant changes in its financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims, may have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows.

The Company anticipates that, for at least the next twelve months, the HMO’s ongoing development efforts, reserve requirements and operating costs will be funded by the Company’s current cash resources and projected cash flows from operations, and expects to lose approximately $3.0 million to $5.0 million in 2006 for this continued development. The HMO has filed expansion applications for several additional Florida counties. While no assurance is given that approval will be granted to operate in any or all of these counties, the Company has been investing resources in network development efforts for this expansion. Enrollments in these new markets could begin as early as January 2007, with marketing and sales efforts commencing in late 2006. No assurance can be given that the Company will be successful in operating this segment of its business despite its allocation of a substantial amount of resources for this purpose. If the HMO does not develop as previously anticipated or planned, the HMO could continue to incur losses and the Company may have to devote additional managerial and/or capital resources to the HMO, which could limit the Company’s ability to manage and/or grow the PSN.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 of the “Notes to Condensed Consolidated Financial Statements” included in this Form 10-Q. We believe our most critical accounting policies include the policies set forth below.

Use of Estimates, Revenue, Expense and Receivables

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. The most significant area requiring estimates relates to the PSN’s arrangements with Humana. Such estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

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

During 2005, the Company incurred approximately $4.0 million of medical costs related to the implantation of certain Implantable Automatic Defibrillators (“AICD’s”). CMS has directed that the costs of certain of these procedures that meet 2005 eligibility requirements be paid by CMS, rather than billed to Medicare Advantage plans. The Company is working with Humana and the related providers to secure reimbursement for these amounts, and has estimated a recovery of approximately $2.2 million at December 31, 2005. Approximately $137,000 of this amount was collected in the quarter ended March 31, 2006, resulting in accounts receivable in the accompanying consolidated balance sheets of $2.0 million and $2.2 million at March 31, 2006 and December 31, 2005, respectively. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

Included in revenues for the quarter ended March 31, 2006 were estimated medical risk adjustment (“MRA”) funding increases. The purpose of risk adjustment is to use health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. From 2000 to 2003, risk adjusted payment accounted for only 10% of Medicare health plans payment, with the remaining 90% based on demographic factors. In 2004 and 2005, the portion of risk-adjusted payment was increased to 30% and 50%, respectively. The portion of risk-adjusted payment has increased to 75% in 2006, with the 100% phase-in of risk-adjusted payment to be completed in 2007. Based on its applicable risk scoring, the Company accrued MRA increases totaling approximately $1.2 million at March 31, 2006. These amounts, which are included in accounts receivable in the accompanying consolidated balance sheets at March 31, 2006, are expected to be received in the second half of the year, consistent with the timing of prior year payments. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

Accounting for Prescription Drug Benefits under Medicare Part D

On January 1, 2006, the Company’s HMO and PSN, through the Humana Agreements, began covering prescription drug benefits in accordance with the requirements of Medicare Part D, to its HMO’s and PSN’s Medicare Advantage members. The benefits covered under Medicare Part D are in addition to the benefits covered by the HMO and the PSN under Medicare Parts A and B.

In general, pursuant to Medicare Part D, pharmacy benefits may vary in terms of coverage levels and out-of-pocket costs for beneficiary premiums, deductibles and co-insurance. However, all Part D plans must offer either “standard coverage” or its actuarial equivalent (with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage). These “defined standard” benefits represent the minimum level of benefits mandated by Congress. In addition to defined standard plans offered by the HMO, the PSN, through the Humana Agreements, offers prescription drug plans containing benefits in excess of the standard coverage limits.

The payment the Company’s HMO receives monthly from the Centers for Medicare and Medicaid Services, or CMS, generally represents its bid amount for providing insurance coverage. It recognizes premium revenue for providing this insurance coverage ratably over the term of its annual contract. However, its CMS payment is subject to 1) risk corridor adjustments and 2) subsidies in order for the HMO and CMS to share the risk associated with financing the ultimate costs of the Part D benefit.

The amount of revenue payable to a plan by CMS is subject to adjustment, positive or negative, based upon the application of risk corridors that compare a plan’s revenues targeted in their bids (“target amount’) to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the HMO or require the HMO to refund to CMS a portion of the payments it received. Actual prescription drug costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS “defined standard” benefit plan (“allowable risk corridor costs”). The Company estimates and recognizes an adjustment to premium revenues related to the risk corridor payment adjustment based upon pharmacy claims experience to date as if the annual contract were to end at the end of each reporting period. Accordingly, this estimate provides no consideration to future pharmacy claims experience. It is reasonably possible that this estimate could change in the near term by an amount that could be material.

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

Use of Estimates, Deferred Tax Asset

The Company has recorded a deferred tax asset of approximately $7.8 million at March 31, 2006. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material (see “Notes to Consolidated Financial Statements,” Note 1 - “Use of Estimates, Deferred Tax Asset” and Note 1 - “Income Taxes”).

In the future, if Metropolitan determines that it cannot, on a more likely than not basis, realize all or part of its deferred tax assets in the future, an adjustment to establish (or record an increase in) the deferred tax asset valuation allowance would be charged to income in the period in which such determination is made.

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the Company to recognize compensation costs related to share-based payment transactions with employees in its financial statements. SFAS 123(R) requires the Company to calculate this cost based on the grant date fair value of the equity instrument. Consistent with its prior disclosures under SFAS 123, the Company elected to calculate the fair value of its employee stock options using the Black-Scholes option pricing model. Based on the Black-Scholes model and its assumptions, the Company recognized stock-based employee compensation expense of approximately $202,000 for the quarter ended March 31, 2006 (See “Notes to Condensed Consolidated Financial Statements,” Note 3.”).

SFAS 123(R) does not require the use of any particular option valuation model. Because the Company’s stock options have characteristics significantly different from traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, it is possible that existing models may not necessarily provide a reliable measure of the fair value of the Company’s employee stock options. It selected the Black-Scholes model based on prior experience with it, its wide use by issuers comparable to the Company, and the Company’s review of alternate option valuation models. Based on these factors, the Company believes that the Black-Scholes model and the assumptions it made in applying it provide a reasonable estimate of the fair value of its employee stock options.

The effect of applying the fair value method of accounting for stock options on reported net income for any period might not be representative of the effects for future periods because outstanding options typically vest over a period of several years and additional awards may be made in future periods.

RESULTS OF OPERATIONS

The Company recognized revenues of $54.8 million for the quarter ended March 31, 2006 compared to $45.5 million in the comparable prior year quarter, an increase of $9.3 million, or 20.3%. Net income for the quarter ended March 31, 2006 was $257,000 compared to $1.1 million for the quarter ended March 31, 2005.

As discussed above, the Company recognized stock-based employee compensation expense of $202,000 for the quarter ended March 31, 2006 compared to none in the prior year quarter.

Basic earnings per share were $0.00 and $0.02 for the quarters ended March 31, 2006 and 2005, respectively. The weighted average shares outstanding increased from 48,120,000 at March 31, 2005 to 49,860,000 in the current year.

The current year operations include both the PSN segment and the operations of the Company’s start-up Medicare Advantage HMO segment, which began enrolling members effective July 1, 2005. The PSN, prior to allocation of corporate overhead and income taxes, reported income of $4.0 million for the quarter ended March 31, 2006, compared to $3.8 million in the prior year period. The HMO incurred a net loss before allocated overhead and income tax benefits of $1.9 million for the quarter ended March 31, 2006, compared to $700,000 in the prior year period.

Membership

Total Medicare Advantage lives, the number of Medicare beneficiaries cared for either the PSN or HMO, increased approximately 1,800 members from March 2005 to a membership of approximately 28,250 in March 2006. Total March 2006 membership for the PSN and HMO was 26,032 and 2,218, respectively. The HMO’s marketing efforts in March 2006 generated approximately 375 additional members effective April 1, 2006. Member months, the combined total membership for each month of the measurement period, were 83,932 and 79,629 for the 2006 and 2005 quarters, respectively. Included in these numbers were approximately 5,932 member months in the Company’s HMO.

During 2005 the Company discontinued its contractual relationship with a number of its South Florida physician practices due to non-compliance with the Company’s policies and procedures. These centers accounted for approximately 2,400 member months in the 2005 first quarter, with corresponding revenue and medical expenses of $1.5 million and $1.6 million, respectively.

Comparison of the Quarters ended March 31, 2006 and March 31, 2005

REVENUES

Revenues for the quarter ended March 31, 2006 increased $9.3 million, or 20.3%, over the prior year quarter, from $45.5 million to $54.8 million. PSN revenues from Humana increased 10.5%, from $45.0 million to $49.7 million. Approximately $5.7 million in incremental quarterly revenues were generated by 2006 premium increases, inclusive of Part D premium, that averaged approximately 15.2% in the Central Florida market and 12.1% in South Florida. These increases were partially offset by the abovementioned decreases due to discontinued medical practices.

Revenues for the Company’s HMO, which began enrolling members in July 2005, amounted to $4.7 million for the 2006 quarter. Included in this amount was approximately $594,000 of revenue attributable to Medicare Part D premiums.

OPERATING EXPENSES

Total Medical Expenses

Medical expenses represent the total costs of providing patient care and are comprised of two components. Direct medical costs represent costs incurred in the PSN and HMO operations that are paid or payable to third parties including physicians, hospitals and ancillary service providers on a capitated or fee for service basis. Other medical costs represents the costs associated with the operations of the Company’s wholly owned physician practices and oncology center including salaries and benefits, supplies, malpractice insurance and office related expenses. Medical expenses totaled $49.5 million and $41.2 million for the quarters ended March 31, 2006 and 2005, respectively.  The Company’s medical expense ratio (“MER”), the ratio of total medical expense to revenue, increased to 90.5% in the first quarter of 2006 from 90.4% in the first quarter of 2005, with the Company’s PSN reporting a 2006 first quarter MER of 90.4%.

Due to its small membership in the first quarter, the HMO’s operations are relatively volatile from a medical utilization standpoint. The first quarter 2006 results were adversely affected by several high-cost hospital admissions, resulting in a MER of 91.0% for the segment. Management expects that volatility will decline as membership grows and that the HMO’s MER will decrease in future periods.

All of the Company’s Medicare Advantage members are enrolled in plans that include the new prescription drug benefit, or Medicare Part D (“Part D”).  With regard to the HMO operations, Part D generated a gross margin of approximately 12%. Management expects that while the Part D margin will fluctuate as members pass through various coverage tiers, annual results will not differ significantly from the first quarter’s results.

With regard to the PSN business, the accounting for Part D by Humana is integrated with Medicare Parts A and B results.  The Company is unable to isolate the discrete Part D margin, however it is management’s expectation that Part D will not materially affect its overall MER in 2006 in this business.

Administrative Payroll, Payroll Taxes and Benefits

Administrative payroll, taxes and benefits include salaries and related costs for the Company’s executive and administrative staff. For the 2006 quarter, administrative payroll, taxes and benefits were $2.4 million, compared to the prior year quarter total of $1.3 million. The Company’s HMO segment accounted for $856,000 of the incremental current quarter’s expense, with an additional $150,000 due to 401(k) and bonus accruals and $202,000 attributable to the expensing of stock options.

Marketing and Advertising

Marketing and advertising expense for the 2006 quarter was $974,000, compared to only $371 in the prior year quarter. This primarily represents the costs and sales commissions incurred to market and sell the Company’s HMO AdvantageCare product.

General and Administrative

General and administrative expenses for the first quarter of 2006 amounted to $1.6 million, an increase of $213,000 over the prior year’s quarter. The Company’s HMO segment accounted for the incremental expense, primarily in the areas of outsourced claims processing and member services, insurance, printing and postage.

OTHER INCOME AND EXPENSE

Other income and expenses for the 2006 quarter increased $73,000 over the 2005 quarter. Over the year the Company’s cash and short-term investment balances increased, as did interest rates, accounting for a $121,000 increase in interest and investment income.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and equivalents and short-term investments at March 31, 2006 totaled approximately $20.4 million as compared to approximately $15.6 million at December 31, 2005. The Company had a working capital surplus of approximately $21.3 million as of March 31, 2006, compared to a surplus of approximately $21.1 million as of December 31, 2005.

It should be noted that the Company received a fourth monthly premium payment from CMS in the amount of approximately $2.2 million, representing premium due for the month of April 2006. This amount is included as advance premiums on the Company’s balance sheet.

The Company’s total stockholder equity increased approximately $500,000, from approximately $29.7 million at December 31, 2005 to approximately $30.2 million March 31, 2006.

At March 31, 2006, the Company had no outstanding debt.

During the quarter, the Company’s cash and equivalents increased $2.4 million over the balance at December 31, 2005. Net cash provided by operating activities for the quarter provided approximately $5.1 million in cash and equivalents, of which net income accounted for approximately $257,000. Other large sources of cash from operating activities were:

•	an increase in advance premiums of $2.2 million;
•	an increase in estimated medical expenses payable of $1.2 million;
•	an increase in accrued expenses of $550,000;
•	an increase in accrued payroll of $441,000;
•	a decrease in accounts receivable of $337,000;
•	stock-based compensation of $202,000;
•	a decrease in other current assets of $161,000;
•	a decrease in deferred income taxes of $159,000; and
•	depreciation and amortization of $100,000.

These sources of cash were partially offset by the following uses of cash:
•	an increase in prepaid expenses of $215,000;
•	an increase in other assets of $189,000; and
•	a decrease in accounts payable of $126,000.

Approximately $2.3 million of the $3.8 million balance in accounts receivable at March 31, 2006 was collected in April 2006.

During 2005, the Company incurred approximately $4.0 million of medical costs related to the implantation of certain Implantable Automatic Defibrillators (“AICD’s”). CMS has directed that the costs of certain of these procedures that meet 2005 eligibility requirements be paid by CMS, rather than billed to Medicare Advantage plans. The Company is working with Humana and the related providers to secure reimbursement for these amounts, and has estimated a recovery of approximately $2.2 million at December 31, 2005, which was included in accounts receivable. Approximately $137,000 of this amount was collected in the quarter ended March 31, 2006.

Net cash used in investing activities for the quarter ended March 31, 2006 was approximately $2.7 million. The Company purchased $2.4 million of short-term investments and incurred $329,000 in capital expenditures during the quarter.

The Company’s financing activities for the quarter ended March 31, 2006 provided approximately $9,000 of cash in connection with the issuance of common stock upon the exercise of outstanding options.

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

The Company anticipates that the ongoing development efforts, reserve requirements and operating costs for its developing HMO business can continue to be funded by the Company’s current resources and projected cash flows from operations, and expects to lose approximately $3.0 million to $5.0 million in 2006 for this continued development. The Company’s HMO currently operates in six counties and has filed expansion applications for several additional Florida counties. While no assurance is given that approval will be granted to operate in any or all of these counties, the Company has been investing resources in network development efforts for this expansion. Enrollments in these new markets could begin as early as January 2007, with marketing and sales efforts commencing in late 2006.

In 2004, Metropolitan adopted an investment policy with respect to the investment of its cash and equivalents. The investment policy goal is to obtain the highest yield possible while investing only in highly rated instruments or investments with nominal risk of loss of principal. The investment policy sets forth a list of “Permitted Investments” and provides that the Chief Financial Officer or the Chief Executive Officer must approve any exceptions to the policy.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any Off-Balance Sheet Arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 4. CONTROLS AND PROCEDURES

In conjunction with the filing of this amended Form 10-Q, as a result of the restatement described in Note 7 to the condensed consolidated financial statements, the Chief Executive Officer, who is also serving as Interim Chief Financial Officer, with assistance from other members of management, has reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on his participation in that evaluation, our CEO concluded that our disclosure controls and procedures were effective as of March 31, 2006 to ensure that the information included in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to its management, including its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. As described in detail in Note 7 to our condensed consolidated financial statements, we have filed this amendment for the purpose of restating our condensed consolidated financial statements for the quarter ended March 31, 2006. Our management, including our CEO, has re-evaluated our disclosure controls and procedures as of the end of the period covered by this Report to determine whether such restatement changes their prior conclusion, and has determined that it does not change their conclusion that as of March 31, 2006, our disclosure controls and procedures were effective to ensure that the information included in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our CEO has concluded that he does not believe that the internal control deficiency constitutes a material weakness due to, among other things:

•
The remote likelihood that the significant deficiency will result in a material misstatement not being prevented or detected in the future. (Humana, Inc.'s member premium revenue program in the Daytona market was discontinued in 2006); and

•	Various qualitative factors, including Humana, Inc.'s vested interest in not paying us premiums that Humana, Inc. has not received from its members.

There have been no significant changes made in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
10.1	Physician Practice Management Participation Agreement, dated August 2, 2001, between Metropolitan of Florida, Inc. and Humana, Inc. (3)
10.2	Letter of Agreement, dated February 2003, between Metropolitan of Florida, Inc. and Humana, Inc. (4)
10.3	Physician Practice Management Participation Agreement, dated December 1,1998, between Metcare of Florida, Inc. and Humana, Inc. (9)
10.4	Supplemental Stock Option Plan (5)
10.5	Omnibus Equity Compensation Plan (6)
10.6	Amended and Restated Employment Agreement between Metropolitan and Michael M. Earley dated January 3, 2005 (8)
10.7	Amended and Restated Employment Agreement between Metropolitan and David S. Gartner dated January 3, 2005 (8)
10.8	Amended and Restated Employment Agreement between Metropolitan and Roberto L. Palenzuela dated January 3, 2005 (8)
10.9	Amended and Restated Employment Agreement between Metropolitan and Debra A. Finnel dated January 3, 2005 (8)
10.10	Employment Agreement between Metcare of Florida, Inc. and Jose A. Guethon, M.D. (9)
10.11	Form of Option Award Agreement for Option Grants to Directors pursuant to the Omnibus Compensation Plan (9)
10.12	Form of Option Award Agreement for Option Grants to Key Employees pursuant to the Omnibus Compensation Plan (9)
10.13	Form of Option Award Agreement for Option Grants to Employees pursuant to the Omnibus Compensation Plan (9)
10.14	Agreement between Metcare of Florida, Inc. and the Centers for Medicare and Medicaid Services (9)
10.15	Code of Business Conduct and Ethics (9)
31.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
-------------------------------------------
* filed herewith
**furnished herewith

(1)	Incorporated by reference to Metropolitan's Registration Statement on Form 8-A12B filed with the Commission on November 19, 2004 (No. 001-32361).
(2)	Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on September 30, 2004.
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

(5)	Incorporated by reference to Metropolitan's Amendment to Annual Report for the fiscal year ended December 31, 2003 on Form 10-K/A filed with the Commission on July 28, 2004.
(6)	Incorporated by reference to Metropolitan's Registration Statement on Form S-8 filed with the Commission on February 24, 2005 (No. 333-122976).
(7)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 22, 2004.
(8)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 22, 2005.
(9)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 16, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

METROPOLITAN HEALTH NETWORKS, INC.
Registrant

Date: November 14, 2006	/s/ Michael M. Earley

Michael M. Earley
Chairman, Chief Executive Officer
and Interim Chief Financial Officer