Form 10-Q/A
period 2006-09-30
METROPOLITAN HEALTH NETWORKS INC
filed 2006-11-14
CIK 1009379

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $.001 par value per share	50,106,526 shares

Metropolitan Health Networks, Inc.

Index

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets
	as of June 30, 2006 and December 31, 2005	5

	Condensed Consolidated Statements of
	Operations for the Nine Months Ended
	June 30, 2006 and 2005	6

	Condensed Consolidated Statements of
	Cash Flows for the Nine Months Ended
	June 30, 2006 and 2005	7

	Notes to Condensed Consolidated
	Financial Statements	8-19

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of
	Operations	20-31

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 6.	Exhibits	32-33

SIGNATURES		34

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006 (the "Original Filing"). Metropolitan Health Network, Inc. (“we” or “the Company”) has filed this Amendment to correct certain errors in the Unaudited Consolidated Balances Sheet and Statements of Operations as described in Note 7, Restatement of Condensed Consolidated Financial Statements, as well as to make corresponding textual changes in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. The remaining Items required by Form 10-Q are not amended hereby and have been omitted. Other information contained herein has not been updated. Therefore, you should read this Amendment together with other documents and reports that we have filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such documents and reports updates and supersedes certain information contained in the Original Filing and this Amendment. More current information with respect to the Company is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and other filings with the Securities and Exchange Commission.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
ASSETS	(Unaudited, as restated)	(Audited)

CURRENT ASSETS
Cash and equivalents	$15,633,283	$15,572,862
Short-term investments	5,677,050	-
Accounts receivable, net of allowance	3,823,658	4,183,974
Inventory	241,263	201,430
Prepaid expenses	1,070,721	473,286
Deferred income taxes	3,400,000	3,500,000
Other current assets	251,082	547,976
TOTAL CURRENT ASSETS	30,097,057	24,479,528
PROPERTY AND EQUIPMENT, net	1,139,907	899,998
INVESTMENTS	940,757	627,819
GOODWILL, net	1,992,133	1,992,133
DEFERRED INCOME TAXES	4,182,000	4,493,000
OTHER ASSETS	1,012,774	622,628
TOTAL ASSETS	$39,364,628	$33,115,106

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$645,831	$969,184
Advance and unearned premiums	3,337,226	-
Estimated medical expenses payable	2,601,708	694,410
Accrued payroll and payroll taxes	1,147,750	1,459,098
Accrued expenses	742,980	293,552
TOTAL CURRENT LIABILITIES	8,475,495	3,416,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; stated value $100 per share;
10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
50,106,526 and 49,851,526 issued and outstanding, respectively	50,106	49,851
Additional paid-in capital	40,712,061	40,182,889
Accumulated deficit	(10,373,034)	(11,033,878)
TOTAL STOCKHOLDERS' EQUITY	30,889,133	29,698,862
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,364,628	$33,115,106

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended June 30,		For the three months ended June 30,
	2006	2005	2006	2005
	(Unaudited, as restated)	(Unaudited)	(Unaudited, as restated)	(Unaudited)

REVENUES, net	$111,649,144	$91,688,772	$56,881,610	$46,169,207

OPERATING EXPENSES
Direct medical costs	95,297,419	77,332,404	48,334,576	38,799,286
Other medical costs	5,144,944	5,210,820	2,559,277	2,573,845
Total medical expenses	100,442,363	82,543,224	50,893,853	41,373,131
Administrative payroll, payroll taxes and benefits	5,003,185	2,682,290	2,555,386	1,416,029
Marketing and advertising	1,995,854	156,189	1,021,924	155,819
General and administrative	3,549,237	2,739,344	1,977,221	1,371,308
TOTAL EXPENSES	110,990,639	88,121,047	56,448,384	44,316,287

OPERATING INCOME	658,505	3,567,725	433,226	1,852,920

OTHER INCOME
Interest income, net	412,138	137,049	222,700	71,975
Other	1,201	129,614	21	67,891
TOTAL OTHER INCOME	413,339	266,663	222,721	139,866

INCOME BEFORE INCOME TAXES	1,071,844	3,834,388	655,947	1,992,786
INCOME TAXES	(411,000)	(1,447,000)	(251,800)	(750,000)
NET INCOME	$660,844	$2,387,388	$404,147	$1,242,786

NET EARNINGS PER SHARE:
Basic	$0.01	$0.05	$0.01	$0.03
Diluted	$0.01	$0.05	$0.01	$0.02

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2006 (Unaudited, as restated)	2005 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$660,844	$2,387,388
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	214,973	164,972
Deferred income taxes	411,000	870,000
Stock-based compensation expense	363,502	-
Tax benefit on exercise of stock options	-	577,000
Loss on disposal of assets	103	-
Amortization of securities issued for professional services	26,175	88,375
Changes in operating assets and liabilities:
Accounts receivable, net	360,316	(2,125,986)
Inventory	(39,833)	17,872
Prepaid expenses	(597,435)	(549,788)
Other current assets	296,895	236,624
Other assets	3,367	(287,947)
Accounts payable	(323,352)	(294,258)
Advance and unearned premiums	3,337,226	-
Estimated medical expenses payable	1,907,298	-
Accrued payroll	(311,348)	(619,519)
Accrued expenses	449,427	467,303
Total adjustments	6,098,314	(1,455,352)
Net cash provided by operating activities	6,759,158	932,036

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investments	(5,677,050)	1,500,000
Investments	(312,938)	(601,783)
Redemption of restricted certificates of deposit	-	1,000,000
Capital expenditures	(848,499)	(160,322)
Net cash (used in)/provided by investing activities	(6,838,487)	1,737,895

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	-	(991,000)
Repurchase of warrants	-	(85,000)
Proceeds from exercise of stock options and warrants	139,750	384,435
Net proceeds from issuance of common stock	-	134,750
Net cash provided by/(used in) financing activities	139,750	(556,815)

NET INCREASE IN CASH AND EQUIVALENTS	60,421	2,113,116
CASH AND EQUIVALENTS - BEGINNING	15,572,862	11,344,113
CASH AND EQUIVALENTS - ENDING	$15,633,283	$13,457,229

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

SEGMENT REPORTING

The Company applies Financial Accounting Standards Boards (“FASB”) Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company has considered its operations and has determined that, in 2005, it operated, and continues to operate in 2006, in two segments for purposes of presenting financial information and evaluating performance, a Provider Service Network (managed care and direct medical services), operated through its wholly owned subsidiary, Metcare of Florida, Inc. (the “PSN”), and a Medicare Advantage HMO, operated through its wholly owned subsidiary Metcare Health Plans, Inc. (the “HMO”).

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

SHORT-TERM INVESTMENTS

All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase. As of June 30, 2006, the Company’s short-term investments consisted of commercial paper and certificates of deposit classified as available-for-sale. All income generated from these short-term investments during the three and six months ended June 30, 2006 was recorded as interest income.

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

REVENUE RECOGNITION

The Company’s PSN is a party to two managed care contracts with Humana, Inc. (the “Humana Agreements”) and provides medical care to its patients through wholly-owned and contracted independent medical practices and providers (collectively, the “Affiliated Providers”). Accordingly, the PSN receives a monthly fee for each patient that chooses one of the Affiliated Providers as his or her primary care physician in exchange for the PSN’s assumption of responsibility for the provision of all necessary medical services to such patient, even those medical services not directly provided by one of the Affiliated Providers. Fees received by the PSN under these Humana Agreements are reported as revenues. The cost of both Affiliated Provider and non-Affiliated Provider services under these Humana Agreements are not included as a deduction to net revenues of the Company, but are reported as an operating expense. Changes in revenues resulting from the periodic changes in risk adjustment scores are recognized when the amounts become determinable and the collectibility is reasonably assured. In connection with the Humana Agreements, the Company is exposed to losses to the extent of the PSN’s share of deficits, if any, on its Affiliated Providers. The PSN’s share of deficits is 100% for Medicare Part A in the Central Florida market, 50% for Medicare Part A in the South Florida market and 100% for Medicare Part B in both the Central Florida and South Florida market. Revenues generated under the Humana Agreements accounted for approximately 88% and 99% of the Company’s total revenues for the quarters ended June 30, 2006 and 2005, respectively, and approximately 89% and 99% of the Company’s total revenues for the six months ended June 30, 2006 and 2005, respectively.

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

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Included in revenues for the quarter and six months ended June 30, 2006 were estimated amounts payable to the Company as a result of funding increases under the Medicare risk adjustment (“MRA”) program. The purpose of the MRA program is to use health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. From 2000 to 2003, risk adjustment payments accounted for only 10% of the payment made by CMS to the Medicare health plans, with the remaining 90% based on demographic factors. In 2004 and 2005, the percentage of payment attributable to risk adjustment was increased to 30% and 50%, respectively. The percentage of payment attributable to risk has increased to 75% in 2006, with the 100% phase-in of risk-adjusted payment anticipated to be completed in 2007. Based on the Company’s applicable risk scores, the Company accrued approximately $3.5 million during the six months ended June 30, 2006 related to incremental revenues anticipated to be received as a result of the MRA funding increases. These amounts, which are included in accounts receivable in the accompanying consolidated balance sheets at June 30, 2006, are expected to be received by the Company in the second half of the year, consistent with the timing of prior year payments. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

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

The HMO memberships’ average risk adjustment factor declined from December 2005 to June 2006 as a result of a large influx of new members in 2006. This decline resulted in decreased average member monthly premiums. The Company believes that the actual average risk adjustment factor for its population during this period was higher and that an increase will be reflected as claims and health data for these new members are entered into the CMS system, which is expected to result in retroactive premium adjustments. The Company cannot estimate the amount of the anticipated increase at this time but believes this amount may be material to the results of the HMO.

Accounting for Prescription Drug Benefits under Medicare Part D

On January 1, 2006, the HMO and the PSN, through the Humana Agreements, began covering prescription drug benefits in accordance with the requirements of Medicare Part D, to the HMO’s and PSN’s Medicare Advantage members. The benefits covered under Medicare Part D are in addition to the benefits covered by the HMO and the PSN under Medicare Parts A and B.

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

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The payment the Company’s HMO receives monthly from CMS generally represents its bid amount for providing insurance coverage. The Company recognizes premium revenue for providing this insurance coverage ratably over the term of its annual contract. However, its CMS payment is subject to 1) risk corridor adjustments and 2) subsidies in order for the HMO and CMS to share the risk associated with financing the ultimate costs of the Part D benefit.

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

Deferred Tax Asset

The Company has recorded a deferred tax asset of approximately $7.6 million at June 30, 2006. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material.

ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006 (as restated)	December 31, 2005
Humana accounts receivable, net	$3,135,000	$3,782,000
Non-Humana accounts receivable, net	689,000	402,000
Accounts receivable, net	$3,824,000	$4,184,000

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

	For the six months ended June 30,		For the three months ended June 30,
	2006 (as restated)	2005	2006 (as restated)	2005
Net Income	$661,000	$2,387,000	$404,000	$1,243,000
Less: Preferred stock dividend	(25,000)	(25,000)	(13,000)	(13,000)
Income available to common shareholders	$636,000	$2,362,000	$391,000	$1,230,000
Denominator:
Weighted average common shares outstanding	49,916,000	48,435,000	49,971,000	48,745,000
Basic earnings per common share	$0.01	$0.05	$0.01	$0.03

Income available to common shareholders	$636,000	$2,362,000	$391,000	$1,230,000

Denominator:
Weighted average common shares outstanding	49,916,000	48,435,000	49,971,000	48,745,000
Common share equivalents of outstanding stock:
Options and warrants	1,356,000	2,351,000	1,369,000	2,135,000
Weighted average common shares outstanding	51,272,000	50,786,000	51,340,000	50,880,000
Diluted earnings per common share	$0.01	$0.05	$0.01	$0.02

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

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109”, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48, which will become effective for the Company beginning January 1, 2007, requires the change in net assets that results from the application of the new accounting model to be reflected as an adjustment to retained earnings. The Company currently is evaluating the impact of adopting FIN 48.

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

NOTE 3. STOCK BASED COMPENSATION

The Company has three stock option plans that are administered by the Compensation Committee of the Board of Directors. The 2001 Stock Option Plan and the Supplemental Stock Option Plan have 1,110,110 and 1,365,400 outstanding options granted under the plans, respectively, as of June 30, 2006. The Company does not intend to issue additional options from either plan in the future. The Omnibus Equity Compensation Plan (the “Omnibus Plan”) provides for the grant of non-qualified or incentive stock options and other stock based awards to directors, executives and key employees of the Company, as well as to any other persons approved by the Compensation Committee. A total of 6,000,000 shares of Metropolitan’s common stock are authorized for issuance pursuant the Omnibus Plan. As of June 30, 2006, options granted pursuant to the Omnibus Plan to purchase 2,780,033 shares of the Company’s common stock are currently outstanding. Under the Omnibus Plan, options are granted at the fair market value of the stock at the date of grant and expire no later than 10 years after the date of grant. Options granted under this Omnibus Plan generally vest over periods up to four years.

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, for the quarter and six month periods ended June 30, 2006, the Company’s income before income taxes was approximately $162,000 and $364,000 lower, respectively, and net income was lower by approximately $101,000 and $227,000, respectively, than if it had continued to account for share-based compensation under APB No. 25. The total income tax benefit recognized in the income statement for share-based compensation was approximately $61,000 and $137,000 for the quarter and six month periods ended June 30, 2006.

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

	Six months ended	Three months ended
	June 30, 2005	June 30, 2005
Net income, as reported	$2,387,000	$1,243,000
Less: Total stock-based employee compensation
expense determined under SFAS No. 123
for all awards, net of related tax	(482,000)	(219,000)

Pro forma net income	$1,905,000	$1,024,000

Earnings per share:
Basic, as reported	$0.05	$0.03
Basic, pro forma	$0.04	$0.02
Diluted, as reported	$0.05	$0.02
Diluted, pro forma	$0.04	$0.02

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock option activity as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

			Aggregate
	Number of	Weighted Average	Intrinsic
	Options	Exercise Price	Value
Balance, December 31, 2005	6,385,810	$1.63
Granted	50,000	$2.08
Exercised and returned	(195,000)	$0.72
Forfeited and expired	(985,267)	$2.49
Balance, June 30, 2006	5,255,543	$1.51	$7,314,287

Exercisable, June 30, 2006	3,125,870	$1.25	$5,397,830

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

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

Options Outstanding				Options Exercisable

		Weighted	Weighted Average		Weighted	Weighted Average
	Number of	Average	Remaining	Number of	Average	Remaining
Exercise Price	Options	Exercise Price	Contractual Life	Options	Exercise Price	Contractual Life
$0.35 - $1.00	2,040,510	$0.51	2.51	1,990,510	$0.50	2.43
$1.14 - $1.98	2,383,233	$1.82	7.92	790,785	$1.78	6.99
$2.05 - $2.69	631,800	$2.26	8.55	144,575	$2.45	6.06
$4.00 - $6.50	200,000	$5.63	0.68	200,000	$5.63	0.68
	5,255,543	$1.51	5.62	3,125,870	$1.25	3.64

Non-vested stock option awards as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

		Weighted Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested, December 31, 2005	2,337,782	$0.94
Granted	50,000	$0.65
Vested	(137,075)	$0.63
Forfeited and expired	(121,034)	$1.13
Non-vested, June 30, 2006	2,129,673	$0.94

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-vested restricted stock awards as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

Weighted Average
	Restricted	Grant-Date
	Shares	Fair Value
Balance, December 31, 2005	-	$-
Granted	60,000	$2.08
Vested	-	$-
Forfeited and expired	-	$-
Balance, June 30, 2006	60,000	$2.08

In the quarter and six months ended June 30, 2006, there was approximately $26,000 of compensation costs related to non-vested restricted stock awards. As of June 30, 2006, there was $98,325 of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 0.79 years.

NOTE 4. STOCKHOLDERS’ EQUITY

The Company issued 195,000 shares of common stock in connection with the exercise of stock options during the first six months of 2006. In addition, an aggregate of 60,000 shares of restricted common stock were issued to two new members of the Company’s Board of Directors upon their appointment to the Board of Directors in the second quarter.

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

SIX MONTHS ENDED JUNE 30, 2006	PSN	HMO	Total
Revenues from external customers	$100,313,000	$11,336,000	$111,649,000
Segment gain (loss) before allocated overhead	8,491,000	(4,170,000)	4,321,000
Allocated corporate overhead	1,818,000	1,431,000	3,249,000
Segment gain (loss) after allocated overhead and before income taxes	6,673,000	(5,601,000)	1,072,000
Segment assets	18,567,000	16,169,000	34,736,000
Goodwill	1,992,000	0	1,992,000

SIX MONTHS ENDED JUNE 30, 2005	PSN	HMO	Total
Revenues from external customers	$91,689,000	$-	$91,689,000
Segment gain (loss) before allocated overhead	8,027,000	(1,732,000)	6,295,000
Allocated corporate overhead	1,927,000	534,000	2,461,000
Segment gain (loss) after allocated overhead and before income taxes	6,100,000	(2,266,000)	3,834,000
Segment assets	22,596,000	3,460,000	26,056,000
Goodwill	1,992,000	0	1,992,000

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2006	PSN	HMO	Total
Revenues from external customers	$50,236,000	$6,646,000	$56,882,000
Segment gain (loss) before allocated overhead	4,537,000	(2,242,000)	2,295,000
Allocated corporate overhead	877,000	762,000	1,639,000
Segment gain (loss) after allocated overhead and before income taxes	3,660,000	(3,004,000)	656,000

THREE MONTHS ENDED JUNE 30, 2005	PSN	HMO	Total
Revenues from external customers	$46,169,000	$-	$46,169,000
Segment gain (loss) before allocated overhead	4,239,000	(1,032,000)	3,207,000
Allocated corporate overhead	910,000	304,000	1,214,000
Segment gain (loss) after allocated overhead and before income taxes	3,329,000	(1,336,000)	1,993,000

NOTE 7. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q/A and the restated condensed consolidated financial statements included herein reflect a correction of the Company’s unaudited condensed financial statements for the quarter ended June 30, 2006 related to its overstatement of the Company’s revenues generated by the PSN during such quarter.

The Company determined that it over-recorded revenues generated by the PSN during the second quarter by approximately $666,000. During 2005, the majority of Humana, Inc. members serviced by the PSN in our Daytona market were required to pay a monthly premium of $15 to Humana, Inc. (the “Monthly Premium”). As part of its monthly capitation payments from Humana, Inc., the Company was paid approximately $12 of the Monthly Premium per member. Commencing in January 2006, as a result of a change in health plan benefits, the Monthly Premium was eliminated in the Daytona market. However, the data the Company received from Humana, Inc. from January 2006 until July 2006 regarding the revenues it was entitled to receive from Humana, Inc., inadvertently continued to reflect the Monthly Premium and, accordingly the Company was over-paid by Humana, Inc. and over-recorded its net revenues and accounts receivable by approximately $666,000 in second quarter of 2006.

The Company has determined that the error detailed above was based on a series of circumstances that are non-recurring in nature and, as such, will not impact the financial statements or related disclosures subsequent to the second quarter ending June 30, 2006.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Presented below is a summary of the effect of the above accounting errors in the financial statements for the period June 30, 2006.

	As of June 30, 2006
	As previously
	reported	As restated
Balance Sheet:
Accounts receivable	$5,156,000	$3,824,000
Deferred income taxes	$3,680,000	$4,182,000
Total assets	$40,195,000	$39,365,000

	For the three months ended
	June 30, 2006
	As previously
	reported	As restated

Statement of Operations:
Net revenues	$57,548,000	$56,882,000
Income taxes	$502,800	$251,800
Net income	$819,000	$404,000
Basic earnings per share	$0.02	$0.01
Diluted earnings per share	$0.02	$0.01

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

The forward-looking statements reflect the Company’s current view about future events and are subject to risks, uncertainties and assumptions. The Company wishes to caution readers that certain important factors may have affected and could in the future affect its actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors could prevent the Company from achieving its goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	reductions in government funding of Medicare programs;

•	disruptions in the HMO’s or Humana's healthcare provider networks;

•	failure to receive claims processing, billing services, data collection and other information on a timely basis from Humana;

•	future legislation and changes in governmental regulations;

•	increased operating costs;
•
•	the impact of Medicare Risk Adjustments on payments the Company receives for its managed care operations;

•	loss of significant contracts;

•	general economic and business conditions;

•	increased competition;

•	the relative health of the Company’s patients;

•	changes in estimates and judgments associated with our critical accounting policies;

•	federal and state investigations;

•	the Company’s ability to successfully recruit and retain key management personnel and qualified medical professionals; and

•	impairment charges that could be required in future periods.

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

RESTATEMENT

This Form 10-Q/A and the restated condensed consolidated financial statements included herein reflect a correction of the Company’s unaudited condensed financial statements for the quarter ended June 30, 2006 related to its over-recording of revenues generated by the PSN during such quarter.

As a result of these corrections, the Company has amended the following Items and sections of its Form 10-Q, among others:

• Financial Statements, including the Company’s restated Condensed Consolidated Balance Sheets of June 30, 2006, Condensed Consolidated Statement of Income for the period ended June 30, 2006, and including the following revised Notes to the Financial Statements:

o	Basis of Presentation and Summary of Significant Accounting Policies;

o	Business Segment Information; and

o	Restatement of Condensed Consolidated Financial Statements.

• Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

• Item 4. Controls and Procedures

Except as otherwise expressly noted herein, this Form 10-Q/A does not reflect events occurring after the August 14, 2006 filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 in any way, except those required to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

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

The effect on the Condensed Consolidated Balance Sheets

As a result of the restatement as at June, 2006:

o	accounts receivable decreased from the previously reported $5.2 million to $3.8 million,

o	deferred income taxes increased from $3.7 million to $4.2 million, and

o	total assets decreased from the previously reported $40.2 million to $39.4 million.

The effect on the Condensed Consolidated Statements of Income

For the three months June 30, 2006, net income decreased by $415,000 (or $.01 per share) as a result of the corrections, from $819,000 (or $0.02 per share) to $404,000 (or $0.01 per share).

BACKGROUND

Through its provider service network (“PSN”) and its health maintenance organization (“HMO”), Metropolitan currently provides healthcare benefits to Medicare beneficiaries in Florida. As of June 1, 2006, the PSN and HMO provided healthcare benefits to approximately 26,000 and 3,100 Medicare Advantage beneficiaries, respectively (collectively, the “Participating Members”).

As of June 30, 2006, substantially all of the Company’s revenues were directly or indirectly derived from reimbursements generated by Medicare Advantage health plans. As a result, the Company’s revenue and profitability are dependent on government funding levels for Medicare Advantage programs.

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

For the three and six months ended June 30, 2006, approximately 88% and 89% of Metropolitan’s revenue came from the Humana Agreements, respectively. The Humana Agreements have one-year terms and renew automatically each December 31 for additional one-year terms unless terminated for cause or upon 180 days’ prior notice. Failure to maintain the Humana Agreements on favorable terms would adversely affect Metropolitan’s results of operations and financial condition.

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

Although the Company has operated as a risk provider since 1997, it has only operated the HMO since July 1, 2005.  While the Company's HMO business has continued to grow, such growth has continued to require capital.  In the six months ended June 30, 2006, the Company's HMO business generated a $4.2 million segment loss before allocated overhead and income taxes and projects that in fiscal 2006 its HMO business will generate a loss of $5.0 million to $7.0 million before allocated overhead and income taxes.  The amount of the loss will be determined by a number of factors including membership, medical utilization and related costs, and the Company’s decisions related to expansion and growth efforts. The Company is still not in a position to meaningfully estimate when, if ever, its HMO business will become profitable and/or generate cash from operations and may be required to fund the development and expansion of the HMO business, including any associated losses, for an extended period of time.  Nonetheless, the Company anticipates that the on-going development efforts, reserve requirements and operating costs for its still developing HMO business can be funded by the Company's current resources and projected cash flows from operations until at least June 30, 2007.

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

Included in revenues for the quarter and six months ended June 30, 2006 were estimated amounts payable to the Company as a result of funding increases under the Medicare risk adjustment (“MRA”) program. The purpose of the MRA program is to use health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. From 2000 to 2003, risk adjustment payments accounted for only 10% of the payment made by CMS to the Medicare health plans, with the remaining 90% based on demographic factors. In 2004 and 2005, the percentage of payment attributable to risk adjustment was increased to 30% and 50%, respectively. The percentage of payment attributable to risk has increased to 75% in 2006, with the 100% phase-in of risk-adjusted payment anticipated to be completed in 2007. Based on the Company’s applicable risk scores, the Company accrued approximately $3.5 million during the six months ended June 30, 2006 related to incremental revenues anticipated to be received as a result of the MRA funding increases. These amounts, which are included in accounts receivable in the accompanying consolidated balance sheets at June 30, 2006, are expected to be received by the Company in the second half of the year, consistent with the timing of prior year payments. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

Accounting for Prescription Drug Benefits under Medicare Part D

On January 1, 2006, the HMO and the PSN, through the Humana Agreements, began covering prescription drug benefits in accordance with the requirements of Medicare Part D, to the HMO’s and PSN’s Medicare Advantage members. The benefits covered under Medicare Part D are in addition to the benefits covered by the HMO and the PSN under Medicare Parts A and B.

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

The payment the Company’s HMO receives monthly from CMS generally represents its bid amount for providing insurance coverage. It recognizes premium revenue for providing this insurance coverage ratably over the term of its annual contract. However, its CMS payment is subject to 1) risk corridor adjustments and 2) subsidies in order for the HMO and CMS to share the risk associated with financing the ultimate costs of the Part D benefit.

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

Use of Estimates, Deferred Tax Asset

The Company has recorded a deferred tax asset of approximately $7.6 million at June 30, 2006. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material (see “Notes to Consolidated Financial Statements,” Note 1 - “Use of Estimates, Deferred Tax Asset” and Note 1 - “Income Taxes”).

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the Company to recognize compensation costs related to share-based payment transactions with employees in its financial statements. SFAS 123(R) requires the Company to calculate this cost based on the grant date fair value of the equity instrument. Consistent with its prior disclosures under SFAS 123, the Company elected to calculate the fair value of its employee stock options using the Black-Scholes option pricing model. Based on the Black-Scholes model and its assumptions, the Company recognized stock-based employee compensation expense of approximately $162,000 and $364,000 for the quarter and six months ended June 30, 2006, respectively (See “Notes to Condensed Consolidated Financial Statements,” Note 3.”).

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

RESULTS OF OPERATIONS

The Company recognized revenues of $56.9 million for the quarter ended June 30, 2006 compared to $46.2 million in the prior year quarter, an increase of $10.7 million, or 23.2%. Net income for the quarter ended June 30, 2006 was $404,000 compared to $1.2 million for the quarter ended June 30, 2005.

For the six months ended June 30, 2006, the Company recognized revenues of $111.6 million compared to $91.7 million in the prior year period, an increase of $20.0 million, or 21.8%. Net income for the six months ended June 30, 2006 was $661,000 compared to $2.4 million for the six months ended June 30, 2005.

Basic earnings per share were $0.01 and $0.03 for the quarters ended June 30, 2006 and 2005, respectively. The weighted average shares outstanding for the quarter increased from 48,745,000 at June 30, 2005 to 49,971,000 in the current year.

For the six months ended June 30, 2006 and 2005, basic earnings per share were $0.01 and $0.05, respectively. The weighted average shares outstanding for the six months increased from 48,435,000 at June 30, 2005 to 49,916,000 in the current year.

As discussed above, the Company recognized stock-based employee compensation expense of $162,000 and $364,000 for the quarter and six months ended June 30, 2006, respectively, compared to none in the prior year periods.

The current year operations include both the PSN segment and the operations of the Company’s start-up Medicare Advantage HMO segment, which began enrolling members effective July 1, 2005. The PSN reported Segment gain before allocated overhead of $4.5 million and $8.5 million for the quarter and six months ended June 30, 2006, respectively, compared to $4.2 million and $8.0 million for the quarter and six months ended June 30, 2005, respectively. The HMO incurred a Segment loss before allocated overhead of $2.2 million and $4.2 million for the quarter and six months ended June 30, 2006, compared to $1.0 million and $1.7 million for the quarter and six months ended June 30, 2005, respectively. Formal operations of the HMO business commenced July 1, 2005.

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

Comparison of the Quarters ended June 30, 2006 and June 30, 2005

REVENUES

Revenues for the quarter ended June 30, 2006 increased $10.7 million, or 23.2%, over the prior year quarter, from $46.2 million to $56.9 million. PSN revenues from Humana increased 9.0%, from $45.8 million to $49.9 million. Approximately $5.3 million in incremental quarterly revenues were generated by 2006 premium increases, inclusive of Part D premium, that averaged approximately 13.5% over the prior year quarter. These increases were partially offset by the abovementioned decreases due to discontinued medical practices.

Revenues for the Company’s HMO, which began enrolling members in July 2005, amounted to $6.6 million for the 2006 quarter. Included in this amount was approximately $658,000 of revenue attributable to Medicare Part D premiums.

The HMO memberships’ average risk adjustment factor declined from December 2005 to June 2006 as a result of a large influx of new members in 2006. This decline resulted in decreased average member monthly premiums. The Company believes that the actual average risk adjustment factor for its population during this period was higher and that an increase will be reflected as claims and health data for these new members are entered into the CMS system, which is expected to result in retroactive premium adjustments. The Company cannot estimate the amount of the anticipated increase at this time but believes this amount may be material to the results of the HMO.

OPERATING EXPENSES

Total Medical Expenses

Medical expenses represent the total costs of providing patient care and are comprised of two components. Direct medical costs represent costs incurred in the PSN and HMO operations that are paid or payable to third parties including physicians, hospitals and ancillary service providers on a capitated or fee for service basis. Other medical costs represents the costs associated with the operations of the Company’s wholly owned physician practices and oncology center including salaries and benefits, supplies, malpractice insurance and office related expenses. Medical expenses totaled $50.9 million and $41.4 million for the quarters ended June 30, 2006 and 2005, respectively.  The Company’s medical expense ratio (“MER”), the ratio of total medical expense to revenue, improved to 89.5% in the second quarter of 2006 from 89.6% in the second quarter of 2005, with the Company’s PSN reporting a 2006 second quarter MER of 89.3%.

Due to its small membership, the HMO’s operations are relatively volatile from a medical utilization standpoint. The second quarter 2006 results were adversely affected by several high-cost hospital admissions, resulting in a MER of 90.7% for the segment. Management expects that volatility will decline as membership grows and that the HMO’s MER will decrease in future periods.

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

Administrative Payroll, Payroll Taxes and Benefits

Administrative payroll, payroll taxes and benefits include salaries and related costs for the Company’s executive and administrative staff. For the 2006 second quarter, administrative payroll, payroll taxes and benefits were $2.6 million, compared to the prior year quarter total of $1.4 million. The Company’s HMO segment accounted for $605,000 of the incremental current quarter’s expense, with an additional $50,000 due to 401(k) and bonus accruals and $162,000 attributable to the expensing of stock options. The balance of the increase is due to new hires, salary increases and increased benefit costs.

Marketing and Advertising

Marketing and advertising expense for the 2006 second quarter was $1.0 million, compared to an expense of $156,000 in the prior year quarter. This primarily represents the costs and sales commissions incurred to market and sell the Company’s HMO AdvantageCare product.

General and Administrative

General and administrative expenses for the second quarter of 2006 amounted to $2.0 million, an increase of $606,000 over the prior year’s quarter. This increase is primarily attributable to expenses incurred in connection with the HMO, primarily with respect to costs associated with outsourced claims processing and member services, insurance, rents and leases and legal and accounting. Included in the 2006 second quarter’s costs were approximately $144,000 of actuarial, consulting and legal costs related to filing expansion applications and plan bids for 2007’s operations.

OTHER INCOME AND EXPENSE

Other income and expenses for the 2006 quarter increased $83,000 over the 2005 quarter. Over the year between the quarters the Company’s cash and investment balances increased, as did prevailing interest rates, accounting for a $151,000 increase in interest and investment income.

Comparison of the Six Months ended June 30, 2006 and June 30, 2005

REVENUES

Revenues for the six months ended June 30, 2006 increased $20.0 million, or 21.8%, over the prior year period, from $91.7 million to $111.6 million. PSN revenues from Humana increased 9.7%, from $90.8 million to $99.6 million. Approximately $11.2 million in incremental revenues were generated by 2006 premium increases, inclusive of Part D premium, that averaged approximately 14.2% over the prior year period. These increases were partially offset by the abovementioned decreases due to discontinued medical practices.

Revenues for the Company’s HMO, which began enrolling members in July 2005, amounted to $11.3 million for the 2006 period. Included in this amount was approximately $1.1 million of revenue attributable to Medicare Part D premiums.

The HMO memberships’ average risk adjustment factor declined from December 2005 to June 2006 as a result of a large influx of new members in 2006. This decline resulted in decreased average member monthly premiums. The Company believes that the actual average risk adjustment factor for its population during this period was higher and that an increase will be reflected as claims and health data for these new members are entered into the CMS system, which is expected to result in retroactive premium adjustments. The Company cannot estimate the amount of the anticipated increase at this time but believes this amount may be material to the results of the HMO.

OPERATING EXPENSES

Total Medical Expenses

Medical expenses represent the total costs of providing patient care and are comprised of two components. Direct medical costs represent costs incurred in the PSN and HMO operations that are paid or payable to third parties including physicians, hospitals and ancillary service providers on a capitated or fee for service basis. Other medical costs represents the costs associated with the operations of the Company’s wholly owned physician practices and oncology center including salaries and benefits, supplies, malpractice insurance and office related expenses. Medical expenses totaled $100.4 million and $82.5 million for the six months ended June 30, 2006 and 2005, respectively.  The Company’s medical expense ratio (“MER”), the ratio of total medical expense to revenue, remained constant at 90.0% in the first half of 2006 and the first half of 2005, with the Company’s PSN reporting a 2006 six month MER of 89.9%.

Due to its small membership, the HMO’s operations are relatively volatile from a medical utilization standpoint. The 2006 first half results were adversely affected by several high-cost hospital admissions, resulting in a MER of 90.8% for the segment. Management expects that volatility will decline as membership grows and that the HMO’s MER will decrease in future periods.

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

Administrative Payroll, Payroll Taxes and Benefits

Administrative payroll, payroll taxes and benefits include salaries and related costs for the Company’s executive and administrative staff. For the six months ended June 30, 2006, administrative payroll, payroll taxes and benefits were $5.0 million, compared to the prior year total of $2.7 million. The Company’s HMO segment accounted for $1.1 million of the incremental current year’s expense, with an additional $200,000 due to incremental 401(k) and bonus accruals and $364,000 attributable to the expensing of stock options. The balance of the increase is due to new hires, salary increases and increased benefit costs.

Marketing and Advertising

Marketing and advertising expense for the six months ended June 30, 2006 was $2.0 million, compared to $156,000 in the prior year period. This primarily represents the costs and sales commissions incurred to market and sell the Company’s HMO AdvantageCare product.

General and Administrative

General and administrative expenses for the first six months of 2006 amounted to $3.5 million, an increase of $810,000 over the prior year period. This increase is primarily attributable to expenses incurred in connection with the HMO, primarily with respect to costs associated with outsourced claims processing and member services, insurance, rents and leases and legal and accounting. Included in the 2006 period costs were approximately $157,000 of actuarial, consulting and legal costs related to filing expansion applications and plan bids for 2007’s operations.

OTHER INCOME AND EXPENSE

Other income and expenses for the six months ended June 30, 2006 increased $147,000 over the 2005 period. Over the year between periods the Company’s cash and investment balances increased, as did prevailing interest rates, accounting for a $275,000 increase in interest and investment income.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and equivalents and short-term investments at June 30, 2006 totaled approximately $21.3 million as compared to approximately $15.6 million at December 31, 2005. The Company had a working capital surplus of approximately $21.6 million as of June 30, 2006, compared to a surplus of approximately $21.1 million as of December 31, 2005.

The Company received an additional monthly premium payment from CMS in the amount of approximately $2.6 million, representing premium due for the month of July 2006. This amount is included as advance and unearned premiums on the Company’s balance sheet.

The Company’s total stockholder equity increased approximately $1.2 million, from approximately $29.7 million at December 31, 2005 to approximately $30.9 million at June 30, 2006.

At June 30, 2006, the Company had no outstanding debt.

Net cash provided by operating activities for the six months ended June 30, 2006 was approximately $6.8 million, of which net income accounted for approximately $661,000. Other large sources of cash from operating activities were:

•	an increase in advance and unearned premiums of $3.3 million;
•	an increase in estimated medical expenses payable of $1.9 million;
•	a decrease in deferred income taxes of $411,000;
•	an increase in accrued expenses of $449,000;
•	stock-based compensation expense of $364,000;
•	a decrease in other current assets of $297,000;
•	depreciation and amortization of $215,000; and
•	an decrease in accounts receivable of $360,000.

These sources of cash were partially offset by the following uses of cash:
•	an increase in prepaid expenses of $597,000;
•	a decrease in accounts payable of $323,000; and
•	a decrease in accrued payroll of $311,000.

Approximately $3.4 million of the $3.8 million balance in accounts receivable at June 30, 2006 was collected in July 2006.

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

The Company’s financing activities for the six months ended June 30, 2006 provided approximately $140,000 of cash in connection with the issuance of common stock upon the exercise of outstanding options.

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

Although the Company has operated as a risk provider since 1997, it has only operated the HMO since July 1, 2005.  While the Company's HMO business has continued to grow, such growth has continued to require capital.  In the six months ended June 30, 2006, the Company's HMO business generated a $4.2 million segment loss before allocated overhead and income taxes and projects that in fiscal 2006 its HMO business will generate a loss of $5.0 million to $7.0 million before allocated overhead and income taxes.  The amount of the loss will be determined by a number of factors including membership, medical utilization and related costs, and the Company’s decisions related to expansion and growth efforts. The Company is still not in a position to meaningfully estimate when, if ever, its HMO business will become profitable and/or generate cash from operations and may be required to fund the development and expansion of the HMO business, including any associated losses, for an extended period of time.  Nonetheless, the Company anticipates that the on-going development efforts, reserve requirements and operating costs for its still developing HMO business can be funded by the Company's current resources and projected cash flows from operations until at least June 30, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES

In conjunction with the filing of this amended Form 10-Q, as a result of the restatement described in Note 7 to the condensed consolidated financial statements, the Chief Executive Officer, who is also serving as Interim Chief Financial Officer, with assistance from other members of management, has reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on his participation in that evaluation, our CEO concluded that our disclosure controls and procedures were effective as of June 30, 2006 to ensure that the information included in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to its management, including its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. As described in detail in Note 7 to our condensed consolidated financial statements, we have filed this amendment for the purpose of restating our condensed consolidated financial statements for the quarter ended June 30, 2006. Our management, including our CEO, has re-evaluated our disclosure controls and procedures as of the end of the period covered by this Report to determine whether such restatement changes their prior conclusion, and has determined that it does not change their conclusion that as of June 30, 2006, our disclosure controls and procedures were effective to ensure that the information included in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our CEO has concluded that he does not believe that the internal control deficiency constitutes a material weakness due to, among other things:

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