Form 10-Q
period 2006-09-30
METROPOLITAN HEALTH NETWORKS INC
filed 2006-11-14
CIK 1009379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                 Class                           Outstanding at October 31, 2006
---------------------------------------          -------------------------------
Common Stock, $.001 par value per share                   50,165,426 shares

                       Metropolitan Health Networks, Inc.

                                      Index

Part I.  FINANCIAL INFORMATION                                             Page

Item 1.  Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets
           as of September 30, 2006 and December 31, 2005                     4

           Condensed Consolidated Statements of
           Operations for the Three and Nine Months Ended
               September 30, 2006 and 2005                                    5

           Condensed Consolidated Statements of
           Cash Flows for the Nine Months Ended
           September 30, 2006 and 2005                                        6

           Notes to Condensed Consolidated
           Financial Statements                                            7-18

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                     19-30

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       30-31

Item 4.  Controls and Procedures                                             31

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                 32

Item 1A.   Risk Factors                                                      32

Item 2.    Changes in Securities and Use of Proceeds                         32

Item 3.    Default Upon Senior Securities                                    32

Item 4.    Submission of Matters to a Vote of Security Holders               32

Item 5.    Other Information                                                 32

Item 6.    Exhibits                                                       32-33

SIGNATURES                                                                   34

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                            September 30, 2006    December 31, 2005
                                  ASSETS                                       (Unaudited)            (Audited)
                                                                            ------------------    ------------------

CURRENT ASSETS
 Cash and equivalents                                                       $       19,304,497    $       15,572,862
 Short-term investments                                                              5,769,956                    --
 Accounts receivable, net of allowance                                               4,273,196             4,183,974
 Inventory                                                                             245,043               201,430
 Prepaid expenses                                                                    1,049,109               473,286
 Deferred income taxes                                                               3,400,000             3,500,000
 Other current assets                                                                  432,187               547,976
                                                                            ------------------    ------------------
  TOTAL CURRENT ASSETS                                                              34,473,988            24,479,528
PROPERTY AND EQUIPMENT, net                                                          2,070,079               899,998
INVESTMENTS                                                                            663,043               627,819
GOODWILL, net                                                                        1,992,133             1,992,133
DEFERRED INCOME TAXES                                                                2,644,800             4,493,000
OTHER ASSETS                                                                           645,925               622,628
                                                                            ------------------    ------------------
  TOTAL ASSETS                                                              $       42,489,968    $       33,115,106
                                                                            ==================    ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                           $        1,136,836    $          969,184
 Advance and unearned premiums                                                       1,298,153                    --
 Estimated medical expenses payable                                                  4,117,183               694,410
 Accrued payroll and payroll taxes                                                   1,480,696             1,459,098
 Accrued expenses                                                                      821,332               293,552
                                                                            ------------------    ------------------
  TOTAL CURRENT LIABILITIES                                                          8,854,200             3,416,244
                                                                            ------------------    ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.001 per share; stated value $100 per share;
  10,000,000 shares authorized; 5,000 issued and outstanding                           500,000               500,000
 Common stock, par value $.001 per share; 80,000,000 shares authorized;
  50,132,526 and 49,851,526 issued and outstanding, respectively                        50,132                49,851
 Additional paid-in capital                                                         40,926,641            40,182,889
 Accumulated deficit                                                                (7,841,005)          (11,033,878)
                                                                            ------------------    ------------------
  TOTAL STOCKHOLDERS' EQUITY                                                        33,635,768            29,698,862
                                                                            ------------------    ------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $       42,489,968    $       33,115,106
                                                                            ==================    ==================

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                                      For the nine months               For the three months
                                                       ended September 30,               ended September 30,
                                                ------------------------------    ------------------------------
                                                     2006             2005             2006             2005
                                                 (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                -------------    -------------    -------------    -------------

REVENUES, net                                   $ 172,487,485    $ 136,688,653    $  60,838,341    $  44,999,881
                                                                                                   -------------

OPERATING EXPENSES
 Direct medical costs                             144,945,205      114,903,124       49,647,785       37,570,720
 Other medical costs                                7,693,187        7,776,931        2,548,244        2,566,111
                                                -------------    -------------    -------------    -------------
    Total medical expenses                        152,638,392      122,680,055       52,196,029       40,136,831
 Administrative  payroll,  payroll  taxes and
   benefits                                         7,529,738        4,211,494        2,526,552        1,529,204
 Marketing and advertising                          2,199,019        1,433,189          203,166        1,277,000
 General and administrative                         5,698,587        4,039,209        2,149,350        1,299,863
                                                -------------    -------------    -------------    -------------
      TOTAL EXPENSES                              168,065,736      132,363,947       57,075,097       44,242,898
                                                -------------    -------------    -------------    -------------

OPERATING INCOME                                    4,421,749        4,324,706        3,763,244          756,983
                                                -------------    -------------    -------------    -------------

OTHER INCOME
 Interest income, net                                 717,930          263,246          305,792          126,196
 Other                                                  1,394          129,624              193               10
                                                -------------    -------------    -------------    -------------
      TOTAL OTHER INCOME                              719,324          392,870          305,985          126,206
                                                -------------    -------------    -------------    -------------

INCOME BEFORE INCOME TAXES                          5,141,073        4,717,576        4,069,229          883,189
INCOME TAXES                                       (1,948,200)      (1,790,696)      (1,537,200)        (343,696)
                                                -------------    -------------    -------------    -------------
NET INCOME                                      $   3,192,873    $   2,926,880    $   2,532,029    $     539,493
                                                =============    =============    =============    =============

NET EARNINGS PER SHARE:
 Basic                                          $        0.06    $        0.06    $        0.05    $        0.01
                                                =============    =============    =============    =============
 Diluted                                        $        0.06    $        0.06    $        0.05    $        0.01
                                                =============    =============    =============    =============

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                      For the nine months ended September 30,
                                                                            2006                 2005
                                                                        ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                             $  3,192,873         $  2,926,880
                                                                        ------------         ------------
 Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                            378,801              253,555
    Deferred income taxes                                                  1,948,200              711,000
    Stock-based compensation expense                                         545,983                   --
    Tax benefit on exercise of stock options                                      --            1,079,000
    Loss on sale of assets                                                       191                   --
    Amortization of securities issued for professional services               57,300               96,334
    Changes in operating assets and liabilities:
       Accounts receivable, net                                              (89,222)          (1,680,695)
       Inventory                                                             (43,613)              52,386
       Prepaid expenses                                                     (575,823)            (307,896)
       Other current assets                                                  115,790              195,959
       Other assets                                                          (25,381)            (334,981)
       Accounts payable                                                      167,653              213,199
       Advance and unearned premiums                                       1,298,153              424,476
       Estimated medical expenses payable                                  3,422,773                   --
       Accrued payroll                                                        21,598             (395,589)
       Accrued expenses                                                      527,779              868,786
                                                                        ------------         ------------
          Total adjustments                                                7,750,182            1,175,534
                                                                        ------------         ------------
             Net cash provided by operating activities                    10,943,055            4,102,414
                                                                        ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Short-term investments                                                   (5,769,955)           1,500,000
 Investments                                                                 (35,224)            (601,783)
 Redemption of restricted certificates of deposit                                 --            1,000,000
 Capital expenditures                                                     (1,546,991)            (255,684)
                                                                        ------------         ------------
             Net cash (used in)/provided by investing activities          (7,352,170)           1,642,533
                                                                        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments on notes payable                                                      --           (1,061,500)
 Repurchase of warrants                                                           --              (85,000)
 Proceeds from exercise of stock options and warrants                        140,750            1,285,257
 Net proceeds from issuance of common stock                                       --                   --
                                                                        ------------         ------------
             Net cash provided by financing activities                       140,750              138,757
                                                                        ------------         ------------

NET INCREASE IN CASH AND EQUIVALENTS                                       3,731,635            5,883,704
CASH AND EQUIVALENTS - BEGINNING                                          15,572,862           11,344,113
                                                                        ------------         ------------
CASH AND EQUIVALENTS - ENDING                                           $ 19,304,497         $ 17,227,817
                                                                        ============         ============

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

               METROPOLITAM HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

================================================================================
NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

SHORT-TERM INVESTMENTS

All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of September 30, 2006, the Company's short-term investments consisted of commercial paper and certificates of deposit classified as available-for-sale. All income generated from these short-term investments during the three and nine months ended September 30, 2006 was recorded as interest income.

LONG-TERM INVESTMENTS

Long-term investments, which consist primarily of a non-controlling equity interest in a non-assessable reciprocal insurance organization through which the Company has renewed its malpractice insurance, are carried at cost. If an impairment occurs that is not considered temporary, the investment will be written down to net realizable value.

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

               METROPOLITAM HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Due to the availability of deferred tax assets during the three and nine months ended September 30, 2006, the Company has not recorded any amounts payable for U.S. federal income taxes and does not expect any cash outlay to be required in connection with the income tax provisions.

REVENUE RECOGNITION

The Company's PSN is a party to two managed care contracts with Humana, Inc. (the "Humana Agreements") and provides medical care to Humana's members through wholly-owned and contracted independent medical practices and providers (collectively, the "Affiliated Providers"). The PSN receives a monthly fee for each patient that chooses one of the Affiliated Providers as his or her primary care physician in exchange for the PSN's assumption of responsibility for the provision of all necessary medical services to such patient, even those medical services not directly provided by one of the Affiliated Providers. Fees received by the PSN under these Humana Agreements are reported as revenues. The cost of both Affiliated Provider and non-Affiliated Provider services under these Humana Agreements are not included as a deduction to net revenues of the Company, but are reported as an operating expense. Changes in revenues resulting from periodic changes in risk adjustment scores are recognized when the amounts become determinable and the collectibility is reasonably assured. In connection with the Humana Agreements, the Company is exposed to losses to the extent of the PSN's share of deficits, if any, on its Affiliated Providers. The PSN's share of deficits is 100% for Medicare Part A in the Central Florida market, 50% for Medicare Part A in the South Florida market and 100% for Medicare Part B in both the Central Florida and South Florida market. Revenues generated under the Humana Agreements accounted for approximately 85% and 98% of the Company's total revenues for the quarters ended September 30, 2006 and 2005, respectively, and approximately 88% and 99% of the Company's total revenues for the nine months ended September 30, 2006 and 2005, respectively.

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

               METROPOLITAM HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Effective July 1, 2005 the Company obtained the requisite Florida and federal licenses, approvals and contract to begin marketing, enrolling and providing services to Medicare beneficiaries through its own Medicare Advantage HMO. The contract with the Centers for Medicare and Medicaid Services ("CMS") renews on an annual basis. The HMO receives a monthly premium for each enrollee in its plan and is responsible for the provision of all covered medical services for that enrollee. Premium revenues are recognized as income in the period members are entitled to receive services, and are recorded net of retroactive membership adjustments. Retroactive membership adjustments result from enrollment changes not yet processed or not yet reported by CMS. Changes in revenues from CMS resulting from the periodic changes in risk adjustment scores for the HMO's membership are recognized when the amounts become determinable and the collectibility is reasonably assured.

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred. Marketing and advertising expense was approximately $203,000 and $1.3 million for the quarters ended September 30, 2006 and 2005, respectively, and $2.2 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively.

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

With regard to virtually all of the revenues, expenses and receivables arising from the Humana Agreements, the Company estimates the amounts it believes will ultimately be realizable based in part upon estimates of claims incurred but not reported ("IBNR") and estimates of retroactive adjustments or unsettled costs to be applied by Humana. The IBNR estimates are made by Humana utilizing actuarial methods and are continually evaluated by management of the Company based upon its specific claims experience. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

From time to time, Humana charges the PSN for certain medical expenses, which the Company believes are erroneous or are not supported by the Humana Agreements. Management's estimate of recovery on these contestations is based upon its judgment and its consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors.

During 2005, the Company incurred approximately $4.0 million of medical costs related to the implantation of certain Implantable Automatic Defibrillators ("AICD's"). CMS directed that the costs of certain of these procedures that met 2005 eligibility requirements be paid by CMS, rather than billed to Medicare Advantage plans. The Company is working with Humana and the related providers to secure reimbursement for these amounts, and estimated a recovery of approximately $2.2 million at December 31, 2005. Approximately $379,000 of this amount was collected during the nine months ended September 30, 2006, while an additional $500,000 was written off during the second quarter of 2006 due to revised guidance issued by CMS in July 2006 regarding the costs payable by CMS in connection with these procedures. During the quarter ended September 30, 2006, the Company recorded an additional $500,000 reserve against this receivable to reflect management's concerns about the ultimate collection of these receivables. Accordingly, related accounts receivable in the accompanying consolidated balance sheets were $772,000 and $2.2 million at September 30, 2006 and December 31, 2005, respectively. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

               METROPOLITAM HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Included in revenues for the quarter and nine months ended September 30, 2006 were estimated amounts payable to the Company as a result of funding increases under the Medicare risk adjustment ("MRA") program. The purpose of the MRA program is to use health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. From 2000 to 2003, risk adjustment payments accounted for only 10% of the payment made by CMS to the Medicare health plans, with the remaining 90% based on demographic factors. In 2004 and 2005, the percentage of payment attributable to risk adjustment was increased to 30% and 50%, respectively. The percentage of payment attributable to risk has increased to 75% in 2006, with the 100% phase-in of risk-adjusted payment expected in 2007. We accrued approximately $5.4 million during the nine months ended September 30, 2006 related to incremental revenues anticipated to be received as a result of the MRA funding increases. $4.2 million has been received during the first nine months of 2006. Accounts receivable in the accompanying consolidated balance sheets at September 30, 2006 include $1.2 million of accrued MRA receivables that we expect to be received during the fourth quarter of 2006 and in the first quarter of 2007. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

Non-Humana fee-for-service accounts receivable, aggregating to approximately $1,155,000 and $797,000 at September 30, 2006 and December 31, 2005,
respectively, relate principally to medical services provided on a non-capitated basis, and are reduced by amounts estimated to be uncollectible (approximately $798,000 and $555,000 at September 30, 2006 and December 31, 2005,
respectively). Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors, however it is possible the Company's estimate of uncollectible amounts could change in the near term. In addition, accounts receivable at September 30, 2006 and December 31, 2005 includes approximately $519,000 and $159,000, respectively, due to the HMO from CMS and HMO enrollees, which is reduced by amounts estimated to be uncollectible at September 30, 2006 in the amount of $17,000.

With regards to the HMO, the cost of medical benefits is recognized in the period in which services are provided and includes an IBNR estimate based on management's best estimate of medical benefits payable. Included in this estimate are loss adjustment expenses of approximately 3% of the IBNR balance. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

The HMO memberships' average risk adjustment factor declined from December 2005 to June 2006 as a result of a large influx of new members in 2006. This decline resulted in decreased average member monthly premiums. The Company believes that the actual average risk adjustment factor for its population during this period was higher and that an increase will be reflected as claims and health data for these new members are entered into the CMS system, which is expected to result in retroactive premium adjustments. The Company has estimated the retroactive premium adjustment to be approximately $534,000 at September 30, 2006.

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

In general, pursuant to Medicare Part D, pharmacy benefits may vary in terms of coverage levels and out-of-pocket costs for beneficiary premiums, deductibles and co-insurance. However, all Part D plans must offer either "standard coverage" or its actuarial equivalent (with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage). These "defined standard" benefits represent the minimum level of benefits mandated by Congress. In addition to defined standard plans offered by the HMO, the PSN, through the Humana Agreements, offers certain prescription drug plans containing benefits in excess of the standard coverage limits.

The payment the Company's HMO receives monthly from CMS for coverage under Medicare Part D (the "CMS Payment") generally represents the HMO's bid amount for providing Part D insurance coverage. The Company recognizes premium revenue for the HMO's provision of this Part D insurance coverage ratably over the term of the CMS Agreement. However, the ultimate amount of the CMS Payment is subject to 1) risk corridor adjustments and 2) subsidies provided by CMS in order for the HMO and CMS to share the risk associated with financing the ultimate costs of the Medicare Part D benefit.

               METROPOLITAM HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The CMS payment is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the prescription drug benefit costs estimated by the HMO in making its bid to CMS (the "Estimated Costs") to actual incurred prescription drug benefit costs (the "Actual Costs"). For 2006 and 2007, in accordance with federal regulations, the HMO will bear all gains and losses that fall within 2.5% of its Estimated Costs. To the extent the Actual Costs exceed the Estimated Costs by more than 2.5%, CMS may make additional payments to the HMO. Conversely, to the extend the Estimated Costs exceed the Actual Costs by more than 2.5%, the HMO may be required to refund to CMS a portion of the CMS Payment. Actual Costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS "defined standard" benefit plan . The Company estimates and recognizes an adjustment to premium revenues from CMS related to the risk corridor payment adjustment based upon pharmacy claims experience to date as if the CMS Agreement were to end at the end of each reporting period. Accordingly, this estimate does not take into consideration projected future pharmacy claims experience. It is reasonably possible that this estimate could change in the near term by an amount that could be material.

Certain subsidies represent reimbursements from CMS for claims the HMO paid for even though it is not ultimately required to bear the risk in connection with such claims. These include federally reinsured claims where an HMO member's actual drug spending reaches Part D's annual catastrophic threshold and certain deductible, coinsurance and co-payment amounts for low-income beneficiaries. The Company accounts for these subsidies as current liabilities in its balance sheet and as an operating activity in its statement of cash flows. The Company does not recognize premium revenue or claims expense for these subsidies.

The HMO recognizes pharmacy benefit costs as incurred. It has subcontracted the pharmacy claims administration to a third party pharmacy benefit manager.

With regards to the PSN, the Company receives Medicare Part D revenue pursuant to the applicable percent of premium provided for in the Humana Agreements.
Humana does not provide the Company with a separate accounting for the incremental amount of the Part D premium and expense. As with the HMO, the Company recognizes pharmacy benefit costs as such costs are incurred by the PSN. With regards to the estimated amount of any risk corridor adjustments, the Company has relied upon estimates provided by Humana to the Company and has recorded a downward adjustment to premium revenue based on these estimates. It is reasonably possible that this estimate could change in the near term by an amount that could be material.

Deferred Tax Asset

The Company has recorded a deferred tax asset of approximately $6.0 million at September 30, 2006. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. Management believes that it is more likely than not that it will have the ability to realize the recorded deferred tax asset. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material.

In the future, if the Company determines that it cannot, on a more likely than not basis, realize all or part of its deferred tax assets in the future, an adjustment to establish (or record an increase in) the deferred tax asset valuation allowance would be charged to income in the period in which such determination is made.

ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2006 and December 31, 2005 were as follows:

                                      September 30, 2006   December 31, 2005
                                      ------------------   ------------------
Humana accounts receivable, net       $        3,414,000   $        3,782,000
Non-Humana accounts receivable, net              859,000              402,000
                                      ------------------   ------------------
Accounts receivable, net              $        4,273,000   $        4,184,000
                                      ==================   ==================

               METROPOLITAM HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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


                                                  For the nine months ended       For the three months ended
                                                         September 30,                  September 30,
                                                     2006            2005            2006            2005
                                                 ------------    ------------    ------------    ------------
Net Income                                       $  3,193,000    $  2,927,000    $  2,532,000    $    539,000
Less:Preferred stock dividend                         (38,000)        (38,000)        (13,000)        (13,000)
                                                 ------------    ------------    ------------    ------------
Income available to common shareholders          $  3,155,000    $  2,889,000    $  2,519,000    $    526,000
                                                 ============    ============    ============    ============
Denominator:
Weighted average common shares outstanding         49,981,000      48,716,000      50,108,000      49,269,000
                                                 ============    ============    ============    ============
Basic earnings per common share                  $       0.06    $       0.06    $       0.05    $       0.01
                                                 ============    ============    ============    ============

Income available to common shareholders          $  3,155,000    $  2,889,000    $  2,532,000    $    526,000
                                                 ============    ============    ============    ============

Denominator:
Weighted average common shares outstanding         49,981,000      48,716,000      50,108,000      49,269,000
Common share equivalents of outstanding stock:
 Convertible perferred stock                               --              --         437,000              --
 Options and warrants                               1,402,000       2,789,000       1,494,000       1,879,000
                                                 ------------    ------------    ------------    ------------
Weighted average common shares outstanding         51,383,000      51,505,000      52,039,000      51,148,000
                                                 ============    ============    ============    ============
Diluted earnings per common share                $       0.06    $       0.06    $       0.05    $       0.01
                                                 ============    ============    ============    ============

NEW ACCOUNTING PRONOUNCEMENTS

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109", or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements regarding uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48, which will become effective for the Company beginning January 1, 2007, requires the change in net assets that results from the application of the new accounting model to be reflected as an adjustment to retained earnings. The Company currently is evaluating the impact of adopting FIN 48.

               METROPOLITAM HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value pursuant to generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 108, "Considering the Effects of Prior Year
Misstatements when Qualifying Misstatements in Current Year Financial Statements." SAB 108 requires companies to quantify misstatements using both the balance sheet (iron curtain) and income statement (rollover) approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant and qualitative factors. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has initially determined that the potential financial impact could range between $500,000 and $525,000 upon the adoption of SAB 108.

================================================================================
NOTE 2.  DEBT
--------------------------------------------------------------------------------

On May 6, 2005 the Company executed an unsecured commercial line of credit agreement with a bank, which provided for borrowings and issuance of letters of credit of up to $1.0 million. The credit line expired on March 31, 2006 and was automatically renewed for an additional one-year period until March 31, 2007. The outstanding balance, if any, bears interest at the bank's prime rate. The credit facility requires the Company to comply with certain financial covenants, including a minimum liquidity requirement of $2.0 million. As of September 30, 2006, the availability under the line of credit secures a $1.0 million letter of credit that the Company has caused to be issued in favor of Humana. As of September 30, 2006, the Company has not borrowed funds under the commercial line of credit.

================================================================================
NOTE 3.  STOCK BASED COMPENSATION
--------------------------------------------------------------------------------

The Company has three stock option plans that are administered by the Compensation Committee of the Board of Directors. The 2001 Stock Option Plan and the Supplemental Stock Option Plan have 1,049,110 and 1,345,400 outstanding options granted under the plans, respectively, as of September 30, 2006. The
Company does not intend to issue additional options from either plan in the future. The Omnibus Equity Compensation Plan (the "Omnibus Plan") provides for the grant of non-qualified or incentive stock options and other stock based awards to directors, executives and key employees of the Company, as well as to any other persons approved by the Compensation Committee. A total of 6,000,000 shares of Metropolitan's common stock are authorized for issuance pursuant the Omnibus Plan. As of September 30, 2006, options granted pursuant to the Omnibus Plan to purchase 2,776,700 shares of the Company's common stock are currently outstanding. Under the Omnibus Plan, options are granted at the fair market value of the stock at the date of grant and expire no later than 10 years after the date of grant. Options granted under this Omnibus Plan generally vest over periods up to four years.

Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, ("APB No. 25"), "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation expense was recognized. For the quarter and nine months ended September 30, 2005, no stock-based employee compensation expense was recognized in the accompanying condensed consolidated statement of income.

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

               METROPOLITAM HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The fair value for employee stock options granted during the nine months ended September 30, 2006 was calculated based on the following assumptions: risk-free interest rate from 4.80% to 4.99%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 50%; and expected option lives of two years. The expected life of the options is based on the historical exercise behavior of the Company's employees. The expected volatility factor is based on the historical volatility of the market price of the Company's common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As a result of adopting SFAS No. 123(R) on January 1, 2006, for the quarter and nine month periods ended September 30, 2006, the Company's income before income taxes was approximately $182,000 and $546,000 lower, respectively, and net income was lower by approximately $113,000 and $341,000, respectively, than if it had continued to account for share-based compensation under APB No. 25. The total income tax benefit recognized in the income statement for share-based compensation was approximately $69,000 and $205,000 for the quarter and nine month periods ended September 30, 2006.

SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for options (excess tax benefits) to be classified as financing cash flows. For the quarter and nine months ended September 30, 2006, the Company had net operating loss carryforwards and did not recognize any tax benefits resulting from the exercise of stock options because the related tax deductions would not have resulted in a reduction of income taxes payable. During the quarter and nine months ended September 30, 2006, the Company issued 26,000 and 221,000 shares of common stock resulting from the exercise of stock options, respectively. Cash received from the option exercises was approximately $1,000 and $140,750 for the quarter and nine months ended September 30, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the quarter and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the fair value of these options were estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions for the quarter and nine months ended September 30, 2005: risk-free interest rate from 2.82% to 4.24%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 50%; and expected option lives ranging from one to four and one-half years, depending on the vesting provisions of each option. The expected life of the options is based on the historical exercise behavior of the Company's employees. The expected volatility factor is based on the historical volatility of the market price of the Company's common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company's pro forma information follows:

                                                Nine months ended    Three months ended
                                               September 30, 2005    September 30, 2005
                                               -------------------   -------------------
Net income, as reported                        $         2,927,000   $           539,000
Less:Total stock-based employee compensation
 expense determined under SFAS No. 123
 for all awards, net of related tax                       (714,000)             (227,000)
                                               -------------------   -------------------

Pro forma net income                           $         2,213,000   $           312,000
                                               ===================   ===================

Earnings per share:
 Basic, as reported                            $              0.06   $              0.01
                                               ===================   ===================
 Basic, pro forma                              $              0.05   $              0.01
                                               ===================   ===================
 Diluted, as reported                          $              0.06   $              0.01
                                               ===================   ===================
 Diluted, pro forma                            $              0.04   $              0.01
                                               ===================   ===================

               METROPOLITAM HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Stock option activity as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

                                                                   Aggregate
                                  Number of     Weighted Average   Intrinsic
                                   Options       Exercise Price      Value
                                  ----------    ----------------   ----------
Balance, December 31, 2005         6,385,810    $           1.63
Granted                               50,000    $           2.08
Exercised and returned              (221,000)   $           0.75
Forfeited and expired             (1,043,600)   $           2.68
                                  ----------
Balance, September 30, 2006        5,171,210    $           1.47   $4,727,303
                                  ==========

Exercisable, September 30, 2006    3,041,537    $           1.17   $3,918,525
                                  ==========

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $0.65 and $0.93, respectively. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount will change based on the fair market value of the Company's stock. Total intrinsic value of options exercised for the nine months ended September 30, 2006 and 2005 was approximately $414,000 and $2,866,000, respectively. Total fair value of options vested for the nine months ended September 30, 2006 and 2005 was approximately $87,000 and $101,000, respectively.

As of September 30, 2006, there was $650,965 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.09 years.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

                          Options Outstanding                             Options Exercisable
                          -------------------                             -------------------

                                Weighted      Weighted Average                  Weighted      Weighted Average
                 Number of      Average          Remaining       Number of      Average          Remaining
Exercise Price    Options    Exercise Price   Contractual Life    Options    Exercise Price   Contractual Life
--------------   ---------   --------------   ----------------   ---------   --------------   ----------------
$0.35 - $1.00    2,114,510   $         0.53               2.26   2,064,510   $         0.52               2.18
$1.14 - $1.98    2,319,900   $         1.81               7.86     727,452   $         1.77               7.28
$2.05 - $2.69      586,800   $         2.27               8.51      99,575   $         2.61               5.94
$4.00 - $6.50      150,000   $         6.17               0.60     150,000   $         6.17               0.60
                 ---------                                       ---------
                 5,171,210   $         1.47               5.43   3,041,537   $         1.17               3.45
                 =========                                       =========

Non-vested stock option awards as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

                                               Weighted Average
                                 Number of        Grant-Date
                                   Shares         Fair Value
                                 ----------    ----------------
Non-vested, December 31, 2005     2,337,782    $           0.94
Granted                              50,000    $           0.65
Vested                             (137,075)   $           0.63
Forfeited and expired              (121,034)   $           1.13
                                 ----------
Non-vested, September 30, 2006    2,129,673    $           0.94
                                 ==========

               METROPOLITAM HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Non-vested restricted stock awards as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

                                           Weighted Average
                              Restricted      Grant-Date
                                Shares        Fair Value
                              ----------   -----------------
Balance, December 31, 2005            --   $              --
Granted                           60,000   $            2.08
Vested                                --   $              --
Forfeited and expired                 --   $              --
                              ----------
Balance, September 30, 2006       60,000   $            2.08
                              ==========

In the quarter and nine months ended September 30, 2006, the Company recognized approximately $31,000 and $57,000, respectively, of compensation costs related to non-vested restricted stock awards. As of September 30, 2006, there was approximately $67,000 of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 0.56 years.

================================================================================
NOTE 4.  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

The Company issued 221,000 shares of common stock in connection with the exercise of stock options during the first nine months of 2006. In addition, an aggregate of 60,000 shares of restricted common stock were issued to two new members of the Company's Board of Directors upon their appointment to the Board of Directors in the second quarter of 2006.

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


NINE MONTHS ENDED SEPTEMBER 30, 2006                                       PSN            HMO            Total
--------------------------------------------------------------------   ------------   ------------    ------------
Revenues from external customers                                       $152,628,000   $ 19,859,000    $172,487,000
Segment gain (loss) before allocated overhead                            16,150,000     (6,218,000)      9,932,000
Allocated corporate overhead                                              2,732,000      2,059,000       4,791,000
Segment gain (loss) after allocated overhead and before income taxes     13,418,000     (8,277,000)      5,141,000
Segment assets                                                           22,973,000     16,685,000      39,658,000
Goodwill                                                                  1,992,000              0       1,992,000

               METROPOLITAM HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2005                                       PSN            HMO            Total
--------------------------------------------------------------------   ------------   ------------    ------------
Revenues from external customers                                       $136,218,000   $    471,000    $136,689,000
Segment gain (loss) before allocated overhead                            12,244,000     (4,086,000)      8,158,000
Allocated corporate overhead                                              2,377,000      1,063,000       3,440,000
Segment gain (loss) after allocated overhead and before income taxes      9,867,000     (5,149,000)      4,718,000
Segment assets                                                           24,888,000      4,567,000      29,455,000
Goodwill                                                                  1,992,000              0       1,992,000


THREE MONTHS ENDED SEPTEMBER 30, 2006                                      PSN            HMO            Total
--------------------------------------------------------------------   ------------   ------------    ------------
Revenues from external customers                                       $ 52,316,000   $  8,522,000    $ 60,838,000
Segment gain (loss) before allocated overhead                             7,659,000     (2,049,000)      5,610,000
Allocated corporate overhead                                                914,000        627,000       1,541,000
Segment gain (loss) after allocated overhead and before income taxes      6,745,000     (2,676,000)      4,069,000


THREE MONTHS ENDED SEPTEMBER 30, 2005                                      PSN            HMO            Total
--------------------------------------------------------------------   ------------   ------------    ------------
Revenues from external customers                                       $ 44,529,000   $    471,000    $ 45,000,000
Segment gain (loss) before allocated overhead                             4,241,000     (2,354,000)      1,887,000
Allocated corporate overhead                                                558,000        446,000       1,004,000
Segment gain (loss) after allocated overhead and before income taxes      3,683,000     (2,800,000)        883,000

================================================================================
NOTE 7.  SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On November 11, 2006, management and the Audit & Finance Committee of the Board of Directors of the Company concluded that the unaudited consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q as of and for the quarters ended March 31, 2006 and June 30, 2006 should be restated to reflect a correction of such financial statements related to the Company's over-recording of revenues generated by the PSN during such quarters.

More specifically, the Company determined that it over-recorded revenues generated by the PSN by approximately $666,000 during each of the first quarter and second quarter of 2006. During 2005, the majority of Humana, Inc. members serviced by the PSN in the PSN's Daytona market were required to pay a monthly premium of $15 to Humana, Inc. (the "Monthly Premium"). As part of its monthly capitation payments from Humana, Inc., the Company was paid approximately $12 of the Monthly Premium per member. Commencing in January 2006, as a result of a change in health plan benefits, the Monthly Premium was eliminated in the Daytona market. However, the data the Company received from Humana, Inc. from January 2006 until July 2006 regarding the revenues the Company were entitled to receive from Humana, Inc., inadvertently continued to reflect the Monthly
Premium and, accordingly, the Company was over-paid by Humana, Inc. and over-recorded its net revenues and accounts receivable by approximately $666,000 in the first quarter of 2006 and the second quarter of 2006.

Accordingly, the Company's financial statements contained within its Quarterly Report on Form 10-Q for each of the quarters ended March 31, 2006 and June 30, 2006 should not be relied upon.

On November 14, 2006, the Company:

o restated its previously issued financial statements for the first quarter of 2006 by amending its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006; and

o restated its previously issued financial statements for the second quarter of 2006 by amending its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006.

               METROPOLITAM HEALTH NETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Management and the Audit & Finance Committee discussed these issues with the Company's independent registered public accounting firm, Grant Thornton, LLP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO.

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

      o our ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims; and

      o the HMO's ability to renew, maintain or to successfully rebid for its agreement with CMS.

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

      o disruptions in the PSN's, the HMO's or Humana's healthcare provider networks;

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission (the "Commission"), including the sections entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

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

On November 14, 2006, the Company filed amendments to its Quarterly Reports on Form 10-Q as of and for the quarters ended March 31, 2006 and June 30, 2006 to restate the financial statements included therein. See "Note 7 to the Condensed Consolidated Financial Statements" of each of the quarterly reports referenced herein for further information.

BACKGROUND

Through our provider service network ("the PSN") and our health maintenance organization ("the HMO"), we currently provide healthcare benefits to Medicare beneficiaries in Florida. As of September 30, 2006, the PSN and the HMO provided healthcare benefits to approximately 25,900 and 3,500 Medicare Advantage beneficiaries, respectively (collectively, the "Participating Members").

Substantially all of our revenues are directly or indirectly derived from reimbursements generated by Medicare Advantage health plans. As a result, our revenue and profitability are dependent on government funding levels for Medicare Advantage programs.

Provider Service Network

Pursuant to two contracts with Humana, Inc. (the "Humana Agreements"), the nation's second largest participant in the Medicare Advantage program ("Humana"), the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in Flagler and Volusia Counties ("Central Florida") and Palm Beach, Broward and Miami-Dade Counties ("South Florida") who have elected to receive benefits from Humana's Medicare Advantage Plans. As of September 30, 2006, the Humana Agreements covered approximately 19,400 Humana Plan Members (as defined below) in Central Florida and 6,500 Humana Plan Members in South Florida.

The PSN is comprised both of medical practices owned by us as well as independently owned medical practices and providers with whom it has contracted ("IPs"). We currently own and operate eight primary care physician practices and a medical oncology physician practice. We also contract with twenty-nine primary care IPs. Through the Humana Agreements, the PSN has established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout South Florida and Central Florida.

Humana directly contracts with the Centers for Medicare and Medicaid Services ("CMS") and is paid a monthly premium payment for each member ("Humana Plan Member") enrolled in Humana's Medicare Advantage Plan. The monthly amount varies by patient, county, age and severity of health status. Pursuant to the Humana Agreements, the PSN provides or arranges for the provision of covered medical services to each Humana Plan Member who selects one of our affiliated providers as his or her primary care physician (a "Humana Participating Member"). In return for the provision of these medical services, the PSN receives from Humana a monthly fee, also known as a "capitated fee", for each Humana Participating Member. The fee rates are established by the contracts between the PSN and Humana and comprise a vast majority of the monthly premiums received by Humana from CMS with respect to Humana Participating Members.

The PSN assumes the full financial responsibility for the provision of all Medicare-covered medical care to Humana Participating Members, including those medical services that the PSN does not itself provide. To the extent the costs of providing such medical care are less than the related premiums received from Humana, the PSN generates an operating profit. Conversely, if the medical costs exceed the fees received from Humana, the PSN experiences an operating loss.

The vast majority of the PSN's revenues come from the Humana Agreements. We do receive additional revenue for providing primary care services to non-Humana Plan Members on a fee-for-service basis in the medical practices we own and operate.

For the three and nine months ended September 30, 2006, approximately 85% and 88%, respectively, of our revenue was generated pursuant to the Humana Agreements. The Humana Agreements have one-year terms and renew automatically each December 31 for additional one-year terms unless terminated for cause or upon 180 days prior notice. Failure to maintain the Humana Agreements on favorable terms would adversely affect our results of operations and financial condition.

Health Maintenance Organization

Effective July 1, 2005, the HMO became licensed as a Medicare Advantage HMO and entered into a contract with CMS (the "CMS Agreement") to begin offering Medicare Advantage plans to Medicare beneficiaries in six Florida counties which include the cities of Fort Pierce, Port St. Lucie, Fort Myers, Port Charlotte and Sarasota. The HMO has been marketing its "AdvantageCare" branded plan since July 2005. The HMO is seeking to expand its HMO and as of September 30, 2006, the total number of enrollees in its plan was approximately 3,500.

In addition to growth within existing service areas, the HMO is expanding its business into new geographic areas. However, we do not intend to provide HMO services in the geographic markets with respect to which the PSN has a contract with Humana. We view our HMO business as an extension of our existing core competencies.

The HMO's revenues are generated by premiums consisting of monthly payments per member that are established by the CMS Agreement. The HMO recorded its first revenues in the third quarter of fiscal 2005.

The Humana Agreements and the CMS Agreement are risk agreements under which the PSN and the HMO, respectively, receive monthly payments per Participating Member at a rate established by the agreements, also called a capitated fee. In accordance with the agreements, the total monthly payment is a function of the number of Participating Members, regardless of the actual utilization rate of covered services.

To the extent that the Participating Members require more care than is anticipated, aggregate capitation rates may be insufficient to cover the costs associated with the treatment of such members. If medical expenses exceed our estimates, except in very limited circumstances, we will be unable to increase the premiums we receive under these contracts during the then-current terms.

Relatively small changes in our ratio of medical expense to revenue can create significant changes in our financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims, may have a material adverse effect on our financial condition, results of operations and/or cash flows.

Although we have operated as a risk provider since 1997, we have only operated the HMO since July 1, 2005. While the HMO's business has continued to grow, such growth has continued to require capital. In the nine months ended September 30, 2006, the HMO's business generated a $6.2 million segment loss before allocated overhead and income taxes. We project that in fiscal 2006, the HMO's business will generate a loss of $8 million to $10 million before allocated overhead and income taxes. The amount of the loss will be determined by a number of factors including membership, medical utilization and related costs, and our decisions related to expansion and growth efforts. We are still not in a position to meaningfully estimate when, if ever, the HMO's business will become profitable and/or generate cash from operations and we may be required to fund the development and expansion of the HMO business, including any associated losses, for an extended period of time. Nonetheless, we anticipate that the on-going development efforts, reserve requirements and operating costs for our still developing HMO business can be funded by our current resources and projected cash flows from operations until at least September 30, 2007.

To successfully operate the HMO, we believe we will have to continue our development of the following capabilities, among others: sales and marketing, customer service and regulatory compliance. No assurances can be given that we will be successful in operating this segment of our business despite our allocation of a substantial amount of resources for this purpose. If the HMO does not develop as anticipated or planned, we may have to devote additional managerial and/or capital resources to the HMO, which could limit our ability to manage and/or grow the PSN. There can be no assurances that, if for any reason, we elect to discontinue the HMO business and/or seek to sell such business, we will be able to fully recoup our expenditures to date with respect to the HMO business.

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

With regard to virtually all of the revenues, expenses and receivables arising from the Humana Agreements, the Company estimates the amounts it believes will ultimately be realizable based in part upon estimates of claims incurred but not reported ("IBNR") and estimates of retroactive adjustments or unsettled costs to be applied by Humana. The IBNR estimates are made by Humana utilizing actuarial methods and are continually evaluated by management of the Company based upon its specific claims experience. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

From time to time, Humana charges the PSN for certain medical expenses, which the Company believes are erroneous or are not supported by the Humana Agreements. Management's estimate of recovery on these contestations is based upon its judgment and its consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors.

During 2005, the Company incurred approximately $4.0 million of medical costs related to the implantation of certain Implantable Automatic Defibrillators ("AICD's"). CMS directed that the costs of certain of these procedures that met 2005 eligibility requirements be paid by CMS, rather than billed to Medicare Advantage plans. The Company is working with Humana and the related providers to secure reimbursement for these amounts, and estimated a recovery of approximately $2.2 million at December 31, 2005. Approximately $379,000 of this amount was collected during the nine months ended September 30, 2006, while an additional $500,000 was written off in the second quarter of 2006 due to revised guidance issued by CMS in July 2006 regarding the costs payable by CMS in connection with these procedures. During the quarter ended September 30, 2006, the Company recorded an additional $500,000 reserve against this receivable to reflect management's concerns about the ultimate collection of these receivables. Accordingly, related accounts receivable in the accompanying consolidated balance sheets were $772,000 and $2.2 million at September 30, 2006 and December 31, 2005, respectively. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

Included in revenues for the quarter and nine months ended September 30, 2006 were estimated amounts payable to the Company as a result of funding increases under the Medicare risk adjustment ("MRA") program. The purpose of the MRA program is to use health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. From 2000 to 2003, risk adjustment payments accounted for only 10% of the payment made by CMS to the Medicare health plans, with the remaining 90% based on demographic factors. In 2004 and 2005, the percentage of payment attributable to risk adjustment was increased to 30% and 50%, respectively. The percentage of payment attributable to risk has increased to 75% in 2006, with the 100% phase-in of risk-adjusted payment expected in 2007. We accrued approximately $5.4 million during the nine months ended September 30, 2006 related to incremental revenues anticipated to be received as a result of the MRA funding increases. $4.2 million has been received during the first nine months of 2006. Accounts receivable in the accompanying consolidated balance sheets at September 30, 2006 include $1.2 million of accrued MRA receivables that we expect to be received during the fourth quarter of 2006 and in the first quarter of 2007. It is reasonably possible that this estimate could change in the near term by an amount that could be material to the financial statements.

Non-Humana fee-for-service accounts receivable, aggregating to approximately $1,155,000 and $797,000 at September 30, 2006 and December 31, 2005,
respectively, relate principally to medical services provided on a non-capitated basis, and are reduced by amounts estimated to be uncollectible (approximately $798,000 and $555,000 at September 30, 2006 and December 31, 2005,
respectively). Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors, however it is possible the Company's estimate of uncollectible amounts could change in the near term. In addition, accounts receivable at September 30, 2006 and December 31, 2005 includes approximately $519,000 and $159,000, respectively, due to the HMO from CMS and HMO enrollees, which is reduced by amounts estimated to be uncollectible at September 30, 2006 in the amount of $17,000.

With regards to the HMO, the cost of medical benefits is recognized in the period in which services are provided and includes an IBNR estimate based on management's best estimate of medical benefits payable. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

The HMO memberships' average risk adjustment factor declined from December 2005 to June 2006 as a result of a large influx of new members in 2006. This decline resulted in decreased average member monthly premiums. The Company believes that the actual average risk adjustment factor for its population during this period was higher and that an increase will be reflected as claims and health data for these new members are entered into the CMS system, which is expected to result in retroactive premium adjustments. The Company has estimated the retroactive premium adjustment to be approximately $534,000 at September 30, 2006.

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

In general, pursuant to Medicare Part D, pharmacy benefits may vary in terms of coverage levels and out-of-pocket costs for beneficiary premiums, deductibles and co-insurance. However, all Part D plans must offer either "standard coverage" or its actuarial equivalent (with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage). These "defined standard" benefits represent the minimum level of benefits mandated by Congress. In addition to defined standard plans offered by the HMO, the PSN, through the Humana Agreements, offers certain prescription drug plans containing benefits in excess of the standard coverage limits.

The payment the Company's HMO receives monthly from CMS for coverage under Medicare Part D (the "CMS Payment") generally represents the HMO's bid amount for providing Part D insurance coverage. The Company recognizes premium revenue for the HMO's provision of this Part D insurance coverage ratably over the term of the CMS Agreement. However, the ultimate amount of the CMS Payment is subject to 1) risk corridor adjustments and 2) subsidies provided by CMS in order for the HMO and CMS to share the risk associated with financing the ultimate costs of the Medicare Part D benefit.

The CMS payment is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the prescription drug benefit costs estimated by the HMO in making its bid to CMS (the "Estimated Costs") to actual incurred prescription drug benefit costs (the "Actual Costs"). For 2006 and 2007, in accordance with federal regulations, the HMO will bear all gains and losses that fall within 2.5% of its Estimated Costs. To the extent the Actual Costs exceed the Estimated Costs by more than 2.5%, CMS may make additional payments to the HMO. Conversely, to the extend the Estimated Costs exceed the Actual Costs by more than 2.5%, the HMO may be required to refund to CMS a portion of the CMS Payment. Actual Costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS "defined standard" benefit plan. The Company estimates and recognizes an adjustment to premium revenues from CMS related to the risk corridor payment adjustment based upon pharmacy claims experience to date as if the CMS Agreement were to end at the end of each reporting period. Accordingly, this estimate does not take into consideration projected future pharmacy claims experience. It is reasonably possible that this estimate could change in the near term by an amount that could be material.

Certain subsidies represent reimbursements from CMS for claims the HMO paid for even though it is not ultimately required to bear the risk in connection with such claims. These include federally reinsured claims where a MetHMO member's actual drug spending reaches Part D's annual catastrophic threshold and certain deductible, coinsurance and co-payment amounts for low-income beneficiaries. The Company accounts for these subsidies as current liabilities in its balance sheet and as an operating activity in its statement of cash flows. The Company does not recognize premium revenue or claims expense for these subsidies.

The HMO recognizes pharmacy benefit costs as incurred. It has subcontracted the pharmacy claims administration to a third party pharmacy benefit manager.

With regards to the PSN, the Company receives Medicare Part D revenue pursuant to the applicable percent of premium provided for in the Humana Agreements.
Humana does not provide the Company with a separate accounting for the incremental amount of the Part D premium and expense. As with the HMO, the Company recognizes pharmacy benefit costs as such costs are incurred by the PSN. With regards to the estimated amount of any risk corridor adjustments, the Company has relied upon estimates provided by Humana to the Company and has recorded a downward adjustment to premium revenue based on these estimates. It is reasonably possible that this estimate could change in the near term by an amount that could be material.

Deferred Tax Asset

The Company has recorded a deferred tax asset of approximately $6.0 million at September 30, 2006. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material.

In the future, if the Company determines that it cannot, on a more likely than not basis, realize all or part of its deferred tax assets in the future, an adjustment to establish (or record an increase in) the deferred tax asset valuation allowance would be charged to income in the period in which such determination is made.

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the Company to recognize compensation costs related to share-based payment transactions with employees in its financial statements. SFAS 123(R) requires the Company to calculate this cost based on the grant date fair value of the equity instrument. Consistent with its prior disclosures under SFAS 123, the Company elected to calculate the fair value of its employee stock options using the Black-Scholes option pricing model. Based on the Black-Scholes model and its assumptions, the Company recognized stock-based employee compensation expense of approximately $182,000 and $546,000 for the quarter and nine months ended September 30, 2006, respectively (See "Notes to Condensed Consolidated Financial Statements," Note 3.").

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

RESULTS OF OPERATIONS

We recognized Revenues, net of $60.8 million for the quarter ended September 30, 2006 compared to $45 million in quarter ended September 30, 2005, an increase of $15.8 million, or 35.2%. Net income for the quarter ended September 30, 2006 was $2.5 million compared to $539,000 for the quarter ended September 30, 2005.

For the nine months ended September 30, 2006, we recognized Revenues, net of $172.5 million compared to $136.7 million for the nine months ended September 30, 2005, an increase of $35.8million, or 26.2%. Net income for the nine months ended September 30, 2006 was $3.2 million compared to $2.9 million for the nine months ended September 30, 2005.

Net Earnings Per Share, Basic was $.05 and $.01 for the quarters ended September 30, 2006 and 2005, respectively. The weighted average shares outstanding for the quarter increased from 49,269,000 at September 30, 2005 to 50,108,000 at September 30, 2006.

For the nine months ended September 30, 2006 and 2005, Net Earnings Per Share, Basic was $.06 and $.06, respectively. The weighted average shares outstanding for the nine-month period increased from 48,716,000 at September 30, 2005 to 49,981,000 at September 30, 2006.

In both 2005 and 2006, we operated in two financial reporting segments, the PSN business and the Medicare Advantage HMO business, which began enrolling members effective July 1, 2005. The PSN reported a Segment gain (loss) before allocated overhead of $7.7 million and $16.1 million for the quarter and nine months ended September 30, 2006, respectively, compared to $4.2 million and $12.2 million for the quarter and nine months ended September 30, 2005, respectively. The HMO incurred a Segment loss before allocated overhead of $2.0 million and $6.2 million for the quarter and nine months ended September 30, 2006, compared to $2.4 million and $4.1 million for the quarter and nine months ended September 30, 2005, respectively.

MEMBERSHIP

The PSN

As of September 2006, the PSN was providing healthcare services to approximately 25,900 Humana Participating Members as compared to approximately 26,700 Humana Participating Members in September 2005, a decrease of 800 members or 3%. Effective October 1, 2005, we discontinued our contractual obligation with a number of our South Florida physician practices due to non-compliance with our policies and procedures. These centers accounted for approximately 700 members.

Humana Participating Member months, which is defined as the aggregate of the PSN's Humana Plan membership for each month during the fiscal quarter, decreased to approximately 77,500 for third quarter 2006 from approximately 79,900 for third quarter 2005. Humana Participating Member months for the nine months ended September 30, 2006 were approximately 232,500 as compared to 239,200 for the nine months ended September 30, 2005, a decrease of 6,700 member months. As discussed above, we discontinued our contractual obligation with a number of our South Florida physician practices due to non-compliance with our policies and procedures in 2005. These centers accounted for approximately 6,500 member months for the nine months ended September 30, 2005.

The HMO

The HMO commenced operations in July 2005. As of September 2006, there were approximately 3,500 Participating Members enrolled in the HMO, compared to 500 in September 2005. The HMO's Participating Member months was approximately 10,300 and 24,700 for the quarter and nine months ended September 30, 2006. The HMO's marketing efforts during the first nine months of 2006 have generated approximately 2,100 net additional members.

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

REVENUES

Revenues, net for the quarter ended September 30, 2006 increased $15.8 million, or 35.2%, over the quarter ended September 30, 2005, from $45.0 million to $60.8 million.

The PSN

Our most significant revenue component during both the third quarter of 2005 and the third quarter of 2006 was the premium revenue generated pursuant to the Humana Agreements (the "Humana Related Revenue"). The Humana Related Revenue increased from $44.3 million in the third quarter of 2005 to $52.0 million in the third quarter of 2006, an increase of approximately $7.7 million or 17.3%. Included in revenue during this period was $763,000 of MRA retroactive adjustments related to prior years. Average per member per month revenue increased approximately $671 in the third quarter of 2006 compared to $554 in the third quarter of 2005. The increased per member per month premium accounted for a total revenue increase of approximately $9.3 million which was partially offset by the 2,400 decrease in Humana Participating Member months or $1.6 million.

The HMO

Revenues for the HMO, which began enrolling members in July 2005, amounted to $8.5 million for the third quarter of 2006 as compared to $471,000 for the third quarter of 2005. Average per member per month premiums amounted to approximately $825 in the third quarter of 2006.

OPERATING EXPENSES

Total Medical Expenses

Total medical expenses represent the total costs of providing patient care and are comprised of two components, direct medical costs and other medical costs.

Direct medical costs include the costs of medical services provided to Participating Members by providers other than our affiliated providers ("Non-Affiliated Providers"). Approximately 95% of our Total medical expenses are attributable to the costs of medical services provided by Non-Affiliated Providers. Other medical costs include costs associated with the operations of our wholly owned physician practices and oncology center including salaries and benefits, supplies, malpractice insurance and office related expenses.

Total medical expenses totaled $52.2 million and $40.1 million for the quarters ended September 30, 2006 and 2005, respectively. The ratio of the Company's Total medical expense as a percentage of Revenue, ("MER"), improved to 85.8% in the third quarter of 2006 from 89.2% in the third quarter of 2005.

The PSN's MER improved to 83.8% in the quarter ended September 30, 2006 compared to 89.3% in the year earlier period. A number of factors contributed to this improvement, including, but not limited to, improved utilization trends, prior year MRA adjustments included in revenues during the period and the termination of certain South Florida medical practices in October 2005, which practices generated an average MER of greater than 100%.

The HMO's MER was 98.3% for the third quarter of 2006. Due to its relatively small membership, our HMO's operations are volatile from a medical utilization standpoint. We expect that the volatility will decline as membership grows and anticipate that the HMO's MER will decrease in future periods.

Administrative Payroll, Payroll Taxes and Benefits

Administrative payroll, payroll taxes and benefits include salaries and related costs for our executive and administrative staff. For the quarter ended September 30, 2006, administrative payroll, payroll taxes and benefits were $2.5 million, compared to $1.5 million for the quarter ended September 30, 2005. Costs associated with the HMO accounted for the $300,000 of the incremental increases in expenses. In addition, we incurred $200,000 of stock option related non-cash expenses and $130,000 in incremental bonus and 401(k) contribution accruals. The HMO had 55 employees at September 30, 2006 compared in 26 a September 30, 2005. The PSN's and corporate administrative headcount totaled 131 employees at September 30, 2006, an increase of 9 as compared to September 30, 2005.

Marketing and Advertising

Marketing and advertising expense for the third quarter of 2006 was $203,000, compared to expenses of $1.3 million in the third quarter of 2005. During the third quarter of 2005, we were conducting an open enrollment and launching our HMO . The Medicare industry entered its first lock-in period effective May 15, 2006. During this lock-in period, which continues until November 15, 2006, most people are not eligible to join or switch Medicare Advantage plans. The next open enrollment period begins November 15, 2006 and will extend until March 30, 2006. Based on the limited ability to enroll members, our marketing and sales efforts and expenditures decreased in the quarter ended September 30, 2006.

General and Administrative

General and administrative expenses for the third quarter of 2006 amounted to $2.1 million, an increase of $849,000 over the third quarter of 2005. Approximately $500,000 of the increase is attributable to expenses incurred in connection with the HMO, including $250,000 for claims processing, $100,000 of incremental stoploss insurance premiums, and $100,000 in legal and accounting fees.

OTHER INCOME AND EXPENSE

Total other income for the third quarter of 2006 totaled $305,000 as compared to $126,000 in the third quarter of 2005, primarily the result of increased cash balances and higher interest rates.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

REVENUES

Revenues, net for the nine months ended September 30, 2006 increased $35.8 million, or 26.2%, over the nine months ended September 30, 2005, from $136.7 million to $172.5 million.

The PSN

Our most significant revenue component during both the nine months ending September 30, 2005 and the nine months ending September 30, 2006 was the Humana Related Revenue. The Humana Related Revenue increased from $135.1 million in the nine months ended September 30, 2005 to $151.6 million in the nine months ended September 30, 2006, an increase of approximately $16.5 million or 12.2%. Included in revenue during this period was $4.2 million of MRA retroactive adjustments related to prior years. Average per member per month revenue was approximately $652 in the nine months ended September 30, 2006 compared to $565 in the nine months ended September 30, 2005. The increased per member per month premium accounted for a total revenue increase of approximately $20.8 million which was partially offset by the 6,700 decrease in Humana Participating Member months or $4.3 million.

The HMO

Revenues for the HMO, which began enrolling members in July 2005, amounted to $19.9 million for the nine months ending September 30, 2006 as compared to $471,000 for the nine months ended September 30, 2005. Average per member per month premiums amounted to approximately $806 in the nine months ended September 30, 2006.

OPERATING EXPENSES

Total Medical Expenses

Total medical expenses represent the total costs of providing patient care and are comprised of two components, direct medical costs and other medical costs.

Direct medical costs include the costs of medical services provided to Participating Members by providers other than our affiliated providers ("Non-Affiliated Providers"). Approximately 95% of total medical expenses are attributable to the costs of medical services provided by Non-Affiliated Providers. Other medical costs include costs associated with the operations of our wholly owned physician practices and oncology center including salaries and benefits, supplies, malpractice insurance and office related expenses.

Total medical expenses totaled $152.6 million and $122.7 million for the nine months ended September 30, 2006 and 2005, respectively. Our MER improved to 88.5% in the nine months ended September 30, 2006 compared to 89.8% in the nine months ending September 30, 2005.

The PSN's MER improved to 87.8% in the nine months ended September 30, 2006 compared to 89.8% in the nine months ended September 30, 2005. A number of factors contributed to the decrease including, among other things, improved utilization trends, prior year MRA adjustments included in revenues during the period and the termination of certain South Florida medical practices in October 2005, which practices generated an average MER of greater than 100%.

The HMO's MER was 94.1% for the nine months ended September 30, 2006. Due to its relatively small membership, our HMO's operations are volatile from a medical utilization standpoint. We expect that the volatility will decline as membership grows and anticipate that the HMO's MER will decrease in future periods.

Administrative Payroll, Payroll Taxes and Benefits

Administrative payroll, payroll taxes and benefits include salaries and related costs for our executive and administrative staff. For the nine months ended September 30, 2006, administrative payroll, payroll taxes and benefits were $7.5 million, compared to $4.2 million for the nine months ended September 30, 2005. Costs associated with the HMO accounted for the $1.4 million of the incremental increases in expenses. In addition, we incurred $546,000 of stock option related non-cash expenses and $390,000 in incremental bonus and 401(k) contribution accruals. The HMO had 55 employees at September 30, 2006 compared to 26 September 30, 2005. The PSN's and corporate administrative headcount totaled 131 employees at September 30, 2006, an increase of 9 since September 30, 2005.

Marketing and Advertising

Marketing and advertising expense for the nine months ended September 30, 2006 was $2.2 million, compared to expenses of $1.4 million in the nine months ended September 30, 2005. We operated our HMO for the full first nine months of 2006 during which time we incurred marketing and advertising expenses. The HMO commenced operations in July 2005 and we incurred significant marketing and advertising expenses only in the third quarter of the year.

The Medicare industry entered its first lock-in period effective May 15, 2006 that extends to November 15, 2006 during which period most people with Medicare cannot join or switch Medicare Advantage plans. The next open enrollment period begins November 15, 2006 and will extend to March 30, 2007. Based on the limited ability to enroll members, our marketing and sales efforts and expenditures decreased in the quarter ended September 30, 2006.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2006 amounted to $5.7 million, an increase of $1.7 million over the third quarter of 2005. Approximately $1.1 million of the increase is attributable to the expenses incurred in connection with the HMO, including $560,000 for claims processing, $175,000 of incremental stoploss insurance premiums, and $100,000 in legal and accounting fees.

OTHER INCOME AND EXPENSE

Total other income in the nine months ended September 30, 2006 totaled $719,000 as compared to $393,000 in the nine months ended September 30, 2005, primarily the result of increased cash balances and higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Total Cash and equivalents and Short-term investments at September 30, 2006 totaled approximately $25.1 million compared to approximately $15.6 million at December 31, 2005. As of September 30, 2006, $9.6 million of our Cash and equivalents and Short-term investments were in accounts established for the HMO. While available to fund ongoing operations for the HMO, these balances are not otherwise available for non-HMO operations or other general corporate uses. As of September 30, 2006, we had a working capital surplus of approximately $25.6 million, compared to a surplus of approximately $21.1 million as of December 31, 2005, an increase of $4.5 million.

Our  Total  stockholder  equity  increased   approximately  $3.9  million,  from
approximately $29.7 million at December 31, 2005 to approximately $33.6 million at September 30, 2006.

At September 30, 2006, we had no outstanding debt.

Net cash provided by operating activities for the nine months ended September 30, 2006 was approximately $10.9 million. The largest sources of cash from operating activities were:

      o $3.4 million in cash generated from an increase in estimated medical expenses payable;

      o     $3.2 million of cash generated from net income;

      o $1.9 million in cash generated from a decrease in deferred income taxed;

      o $1.3 million of cash generated by an increase in advance and unearned premiums;

      o     $546,000  of  cash   generated  from  an  increase  in  stock  based
            compensation expense;

      o     $527,000 of cash generated from an increase in accrued expenses;

      o     $379,000 of cash generated from depreciation and amortization;

      o     $168,000 of cash generated by an increase in accounts payable; and

      o     $116,000 of cash generated by a decrease in other current assets.

These sources of cash were partially offset by the following uses of cash:

      o     $576,000 increase in prepaid expenses; and

      o     $89,000 increase in accounts receivable.

Net cash used in investing activities for the nine months ended September 30, 2006 was approximately $7.3 million. The Company purchased $5.8 million of short-term investments and incurred $1.6 million in capital expenditures during the first nine months of 2006.

The Company's financing activities for the nine months ended September 30, 2006 provided approximately $141,000 of cash in connection with the issuance of common stock upon the exercise of outstanding options.

During 2005, we incurred approximately $4.0 million of medical costs related to the implantation of certain Implantable Automatic Defibrillators ("AICD's"). CMS directed that the costs of certain of these procedures that met 2005 eligibility requirements be paid by CMS, rather than billed to Medicare Advantage plans. We are working with Humana and the related providers to secure reimbursement for these amounts, and estimated a recovery of approximately $2.2 million at December 31, 2005. Approximately $379,000 of this amount was collected during the nine months ended September 30, 2006, while an additional $500,000 was written off in the second quarter of 2006 due to revised guidance issued by CMS regarding the costs payable by CMS in connection with these procedures. An additional reserve of $500,000 was recorded during the quarter ending September 30, 2006 reflecting our concerns regarding the ultimate collection of these recoveries and the timing of the collections.

On May 6, 2005 the Company executed an unsecured commercial line of credit agreement with a bank, which provided for borrowings and issuance of letters of credit of up to $1.0 million. The credit line expired on March 31, 2006 and was automatically renewed for a one-year period until March 31, 2007. The outstanding balance, if any, bears interest at the bank's prime rate. The credit facility requires the Company to comply with certain financial covenants, including a minimum liquidity requirement of $2.0 million. As of September 30, 2006, the availability under the line of credit secures a $1.0 million letter of credit that the Company has caused to be issued in favor of Humana. As of September 30, 2006, the Company has not borrowed funds under this commercial line of credit.

Although we have operated as a risk provider since 1997, we have only operated the HMO since July 1, 2005. While the HMO's business has continued to grow, such growth has continued to require capital. In the nine months ended September 30, 2006, The HMO's business generated a $6.2 million segment loss before allocated overhead and income taxes. We project that in fiscal 2006, the HMO's business will generate a loss of $8 million to $10 million before allocated overhead and income taxes. The amount of the loss will be determined by a number of factors including membership, medical utilization and related costs, and our decisions related to expansion and growth efforts. We are still not in a position to meaningfully estimate when, if ever, the HMO's business will become profitable and/or generate cash from operations and may be required to fund the development and expansion of the HMO business, including any associated losses, for an extended period of time. Nonetheless, we anticipate that the on-going development efforts, reserve requirements and operating costs for our still developing HMO business can be funded by our current resources and projected cash flows from operations until at least September 30, 2007.

To successfully operate the HMO, we believe we will have to continue our development of the following capabilities, among others: sales and marketing, customer service and regulatory compliance. No assurances can be given that we will be successful in operating this segment of our business despite our allocation of a substantial amount of resources for this purpose. If The HMO does not develop as anticipated or planned, we may have to devote additional managerial and/or capital resources to the HMO, which could limit our ability to manage and/or grow The PSN. There can be no assurances that, if for any reason, we elect to discontinue the HMO business and/or seek to sell such business, we will be able to fully recoup our expenditures to date with respect to the HMO business.

In 2004, we adopted an investment policy with respect to the investment of our Cash and equivalents. The investment policy goal is to obtain the highest yield possible while investing only in highly rated instruments or investments with nominal risk of loss of principal. The investment policy sets forth a list of "Permitted Investments" and provides that the Chief Financial Officer or the Chief Executive Officer must approve any exceptions to the policy. We had approximately $5.8 million of short-term investments as of September 30, 2006 compared to none at December 31, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices. At September 30, 2006, the Company had only commercial paper, certificates of deposit and cash equivalents invested in high grade, short-term and long-term securities, which are not typically subject to material market risk. The Company has established policies and internal processes related to the management of market risks, which it uses in the normal course of its business operations.

Interest Rate Risk

The Company believes a change in interest rates would not have a material impact on its financial condition, future results of operations or cash flows.

Intangible Asset Risk

The Company has a substantial amount of intangible assets. It is required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of its periodic evaluations, the Company may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to its operating results and financial position. Although at September 30, 2006 the Company believes its intangible assets were recoverable, changes in the economy, the business in which it operates and its own relative performance could change the assumptions used to evaluate intangible asset recoverability. The Company continues to monitor those assumptions and their effect on the estimated recoverability of its intangible assets.

Equity Price Risk

The Company does not own any equity investments, other than in its subsidiaries. As a result, it does not currently have any direct equity price risk.

Commodity Price Risk

The Company does not enter into contracts for the purchase or sale of commodities. As a result, it does not currently have any direct commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer, who is also serving as Interim Chief Financial Officer, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on September 30, 2006. Based on his participation in that evaluation, our CEO concluded that our disclosure controls and procedures were effective as of September 30, 2006 to ensure that the information included in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. As described in detail in Note 7 to our condensed consolidated financial statements, we have amended our Form 10-Qs as of and for the quarterly periods ended March 30, 2006 and June 30, 2006. Our management, including our CEO, has re-evaluated our disclosure controls and procedures as of the end of the period covered by this Report to determine whether such restatement changes their prior conclusion, and has determined that it does not change their conclusion that as of September 30, 2006, our disclosure controls and procedures were effective to ensure that the information included in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our CEO has concluded that he does not believe that the internal control deficiency constitutes a material weakness due to, among other things:

      o The remote likelihood that the significant deficiency will result in a material misstatement not being prevented or detected in the future. (Humana, Inc.'s member premium revenue program in the Daytona market was discontinued in 2006); and

      o     Various  qualitative  factors,   including  Humana,   Inc.'s  vested
            interest in not paying us premiums that Humana, Inc. has not received from its members.

During the third quarter of 2006, we announced the departure of our Chief Financial Officer. The Chief Financial Officer is an integral part of our internal control structure over financial reporting. During the third quarter financial reporting process, our CEO was appointed Interim CFO and assumed the responsibilities of the CFO related to the internal controls over financial reporting. We have appointed a new CFO and anticipate that he will commence his employment in November 2006. Other than the departure of the former CFO, there have been no significant changes made in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

      There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than as set forth below:

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

10.16 Employment Agreement between Metropolitan and Robert J. Sabo (11)

31.1 Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

----------------------------
* filed herewith
**furnished herewith

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

(11) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on October 20, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                           METROPOLITAN HEALTH NETWORKS, INC.
Registrant

Date:  November 14, 2006                   /s/ Michael M. Earley
                                           ---------------------

                                           Michael M. Earley
                                           Chairman, Chief Executive Officer and
                                           Interim Chief Financial Officer