Form 10-K
period 2006-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 2007-03-27
CIK 1009379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

     Title of each class               Name of each exchange on which registered
Common Stock, $.001 par value                   American Stock Exchange
         per share

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.                     Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                       Yes |_| No |X|

      As of June 30, 2006, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $114,760,624 based on the closing sale price as reported on the American Stock Exchange. This calculation has been performed under the assumption that all directors, officers and stockholders who own more than 10% of our outstanding voting securities are affiliates of the Company.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                              Outstanding at March 1, 2007
Common Stock, $.001 par value per share                   50,270,964 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the 2007 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

                       METROPOLITAN HEALTH NETWORKS, INC.

                                    FORM 10-K
                               For the Year Ended
                                December 31, 2006

                                TABLE OF CONTENTS

                                                                            Page
ITEM                                                                         No.
----                                                                        ----
     PART I
   1 Business ............................................................    6
  1A Risk Factors                                                            21
  1B Unresolved Staff Comments                                               30
   2 Properties ..........................................................   30
   3 Legal Proceedings ...................................................   31
   4 Submission of Matters to a Vote of Security Holders .................   31

     PART II
   5 Market for Registrant's Common Equity, Related Stockholder
       Matters and Issuer Purchases of Equity Securities..................   31
   6 Selected Financial Data..............................................   33
   7 Management's Discussion and Analysis of Financial Conditions and
       Results of Operations .............................................   34
  7A Quantitative and Qualitative Disclosures about Market Risk ..........   45
   8 Financial Statements and Supplementary Data .........................   46
   9 Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure ..............................................   47
  9A Controls and Procedures .............................................   47

     PART III
  10 Directors, Executive Officers, and Corporate Governance .............   49
  11 Executive Compensation ..............................................   49
  12 Security Ownership of Certain Beneficial Owners and Management
       and Related Stockholder Matters....................................   49
  13 Certain Relationships and Related Transactions and Director
       Independence ......................................................   49
  14 Principal Accounting Fees and Services ..............................   49

     PART IV
  15 Exhibits, Financial Statement Schedules .............................   50
     EXHIBIT INDEX                                                           51
     SIGNATURES                                                              53
  16 Schedule 1 - Condensed Financial Statements - Parent Company Only       58

                                     GENERAL

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to "we," "us," "our," "Metropolitan" or the "Company" refers to Metropolitan Health Networks, Inc. and its consolidated subsidiaries unless the context suggests otherwise. We disclaim any intent or obligation to update "forward looking statements".

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Some of the discussion under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Form 10-K may include certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements with respect to anticipated future operations and financial performance, growth and acquisition opportunity and other similar forecasts and statements of expectation. We intend such statements to be covered by the safe harbor provisions for forward looking statements created thereby. These statements involve known and unknown risks and uncertainties, such as our plans, objectives, expectations and intentions, and other factors that may cause us, or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. Many of these factors are listed in Item 1A"Risk Factors" and elsewhere in this Form 10-K.

      In some cases, you can identify forward-looking statements by statements that include the words "estimate," "project," "anticipate," "expect," "intend," "may," "should," "believe," "seek" or other similar expressions.

      Specifically, this report contains forward-looking statements, including the following:

            o the PSN's ability to maintain its automatic renewal status related to the Humana Agreements and do so on favorable terms;

            o our ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims; and

            o the HMO's ability to renew, maintain or to successfully rebid the agreement with the Center for Medicare and Medicaid Services ("CMS").

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

            o failure to receive claims processing, billing services, data collection and other information on a timely basis from Humana or HF Administrative Services;

            o failure to receive, on a timely or accurate basis customer information from CMS;

            o     future legislation and changes in governmental regulations;

            o     increased operating costs;

            o the impact of Medicare Risk Adjustments on payments we receive from CMS or Humana;

            o the impact of the Medicare prescription drug plan on our operations;

            o     loss of significant contracts;

            o     general economic and business conditions;

            o     increased competition;

            o     the relative health of our patients;

            o changes in estimates and judgments associated with our critical accounting policies;

            o     federal and state investigations;

            o our ability to grow our HMO customers in our current geographic markets and our ability to expand our HMO into new geographic markets;

            o our ability to successfully recruit and retain key management personnel and qualified medical professionals; and

            o     impairment charges that could be required in future periods.

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

Overview

We operate two primary businesses in Florida, a provider service network ("PSN") that provides and arranges for medical care primarily to Humana, Inc. customers and our health maintenance organization ("HMO") which provides healthcare benefits to Medicare beneficiaries in Florida that have selected our plan. As of December 31, 2006, the PSN and the HMO provided healthcare benefits to approximately 25,600 and approximately 3,800 Medicare Advantage beneficiaries, respectively.

Both our PSN and HMO operations primarily focus on individuals covered by Medicare, the national, federally-administered health insurance program that covers the cost of hospitalization, medical care, and some related health services for U.S. citizens aged 65 and older, qualifying disabled persons and persons suffering from end-staged renal disease. Substantially all of our revenue in 2006 was generated by providing services to Medicare beneficiaries through arrangements that require us to assume responsibility to provide and/or manage the care for all of our customers' medical needs in exchange for a monthly fee, also known as a capitated fee or capitation arrangement.

Our concentration on Medicare customers provides us the opportunity to focus our efforts on understanding the specific needs of Medicare beneficiaries, especially Medicare beneficiaries in our local service areas, and designing plans and programs intended to meet such needs. Our management team has extensive experience developing and managing providers and provider networks.

We were incorporated in the State of Florida in January 1996, and began operations as a Physician Practice Management Group. Although we thereafter acquired a number of physician practices and ancillary service providers, we abandoned the group practice strategy in late 1999. We acquired a diagnostic laboratory and a pharmacy business in 2000 and 2001, respectively. The laboratory was shut down in 2002 and the pharmacy was sold in November 2003.

The PSN's first contract with Humana Inc. ("Humana") was secured through an acquisition in 1997, and expanded through an additional acquisition in early 1999. Pursuant to this agreement, the PSN contracted with Humana to manage certain designated Humana Medicare Advantage customers in South Florida. In 2000, an additional contract was secured to manage certain designated Humana Medicare Advantage lives in Central Florida. The PSN renegotiated its most significant contract with Humana, covering the Central Florida area, effective January 1, 2003. This renegotiation increased the percentage of Medicare premium the PSN received from Humana and resolved a number of contractual disputes between the PSN and Humana.

Effective July 1, 2005, the HMO commenced operations as a Medicare Advantage HMO. The HMO operates in twelve Florida counties where it markets its "AdvantageCare" branded health plans.

Our corporate headquarters are located at 250 South Australian Avenue, Suite 400, West Palm Beach, Florida 33401 and our telephone number is (561) 805-8500. Our corporate website is www.metcare.com. Information contained on our website is not incorporated by reference into this report and we do not intend the information on or linked to our website to constitute part of this report. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports on our website, free of charge, to individuals interested in acquiring such reports. The reports can be accessed at our website as soon as reasonably practical after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. The public may read and copy these materials at the SEC's public reference room at 100F Street, N.E., Washington D.C. 20549 or on their website at http://www.sec.gov. Questions regarding the operation of the public reference room may be directed to the SEC at 1-800-732-0330.

Provider Service Network

We have two network contracts (the "Humana Agreements") with Humana. Humana is one of the largest participants in the Medicare Advantage program in the United States. Our PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in Flagler and Volusia counties ("Central Florida") and Palm Beach, Broward and Miami-Dade counties ("South Florida") who have elected to receive benefits from Humana's Medicare Advantage Plan. As of December 31, 2006, the Humana Agreements covered approximately 19,200 Humana Plan Customers (as defined below) in Central Florida and 6,400 Humana Plan Customers in South Florida. Approximately 86.9% of our total 2006 revenue was generated through the Humana Agreements.

We have built our PSN physician network by contracting with primary care physicians for their services and acquiring and operating our own physician practices. We currently have contracts in place with twenty-eight independent primary care physician practices (individually an "IPA") and we own and operate eight primary care physician practices and one medical oncology physician practice (collectively with the IPAs, the "PSN Physicians"). In addition, through our Humana Agreements we have established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout South Florida and Central Florida. See "Business Model - Provider Agreements" for more information regarding the PSN's relationships with PSN Physicians, specialist physicians, ancillary service providers and hospitals.

Humana directly contracts with the Centers for Medicare and Medicaid Services ("CMS") and is paid a fixed monthly premium payment for each customer (each a "Humana Plan Customer") enrolled in Humana's Medicare Advantage Plan. The monthly premium varies by patient, county, age and severity of health status. Pursuant to the Humana Agreements, the PSN provides or arranges for the provision of covered medical services to each Humana Plan Customer who selects one of the PSN Physicians as his or her primary care physician (a "Humana Participating Customer"). In return for the provision of these medical services, the PSN receives from Humana a capitated fee for each Humana Participating Customer. The fee rates are established by the Humana Agreements and comprise a substantial portion of the monthly premiums received by Humana from CMS with respect to Humana Participating Customers.

In Central Florida, our PSN assumes full responsibility for the provision of all necessary medical care for each Humana Participating Customer, even for services we do not provide directly. In South Florida, the PSN and Humana share in the cost of inpatient hospital services and the PSN assumes full responsibility for the provision of all other medical care provided to the Humana Participating Customer. To the extent the costs of providing such medical care are less than the related premiums received from Humana, our PSN generates a gross profit. Conversely, if medical expenses exceed the premiums received from Humana, our PSN experiences a gross loss.

Substantially all of our PSN's revenue comes from the Humana Agreements. We do receive additional revenue in the medical practices we own and operate by providing primary care services to non-Humana Participating Customers on a fee-for-service basis.

Health Maintenance Organization

We operate the HMO through Metcare Health Plans, Inc., our wholly owned subsidiary that was issued a Health Care Provider Certificate ("HCPC") by Florida's Agency for Health Care Administration ("AHCA") on March 16, 2005. The Department of Financial Services, Office of Insurance Regulation ("OIR") approved the HMO's application and a Certificate of Authority to operate a HMO in the State of Florida ("COA") on April 22, 2005.

Effective July 1, 2005, the HMO entered into a contract with CMS (the "CMS Contract") to begin offering Medicare Advantage plans to Medicare beneficiaries in six Florida counties - Lee, Charlotte, Sarasota, Martin, St. Lucie and Okeechobee. Beginning January 1, 2007, the HMO began to provide services in Polk, Glades, Manatee, Marion, Lake and Sumter. The HMO has been marketing its "AdvantageCare" branded plan since July 2005.

The HMO is required to maintain satisfactory minimum net worth requirements established by the Florida State Department of Insurance. The HMO is restricted from making dividend payments without appropriate regulatory notifications and approvals or to the extent such dividends would put us out of compliance with statutory capital requirements. Additional information regarding our statutory requirements is set forth in Note 15 to the "Notes to Consolidated Financial Statements" contained in this Form 10-K.

We are continuing to evaluate expanding our HMO business into other counties within Florida. However, we do not intend to provide HMO services in the geographic markets covered by the Humana Agreements. We view our HMO business as an extension of our existing core competencies.

The HMO's revenue is generated by premiums consisting of monthly payments per customer that are established by the CMS Contract. The HMO recorded its first revenue in the third quarter of 2005.

Our HMO continues to require a considerable amount of capital. In 2006, we contributed approximately $6.8 million to the HMO to finance the operations and growth of the HMO. During 2006 and 2005, we incurred losses before allocated overhead and income taxes of approximately $11.7 million and $6.6 million, respectively, in connection with the development and operation of the HMO. We are continuing to commit resources in an effort to increase our HMO customer base. Our future operating results will be impacted by the effectiveness of our sales and marketing efforts in enrolling customers and the HMO's ability to manage medical expenses. We are not in a position to meaningfully estimate when, if ever, the HMO's business will become profitable and/or generate cash from operations and we may be required to fund the development and expansion of the HMO business, including any associated losses, for an extended period of time. We anticipate that the on-going development efforts, reserve requirements and operating costs for our still developing HMO business can be funded by our current resources and projected cash flows from operations until at least December 31, 2007.

Additional information regarding our PSN and HMO segments for 2006, 2005 and 2004 is set forth in Note 18 to the "Notes to Consolidated Financial Statements" contained in this Form 10-K.

The Medicare Program and Medicare Managed Care

Medicare

In a report issued in February 2007, CMS estimated that healthcare spending in the United States was $2 trillion or approximately 17% of the gross domestic product in 2006 and would grow to $4 trillion, or 20% of the gross domestic product, by 2016. In the United States, health care outlays have grown faster than the consumer price index. According to CMS, health care outlays are projected to grow at a rate of 6.4% annually between 2007 and 2016. The projected principal drivers for this growth include continued cost-increasing medical innovation, inflation, continued strong demand for prescription drugs and the aging baby-boomer demographic.

The Medicare program has four primary components:

(i) Part A - Medicare Part A covers inpatient hospital, skilled nursing facility, and hospice care. All citizens of the United States are automatically enrolled in Medicare Part A upon reaching the age of 65.

(ii) Part B - Medicare's Part B is optional and is financed largely by monthly premiums paid by individuals enrolled in the program. Medicare Part B covers almost all reasonable and necessary medical services, including doctors' services, laboratory and x-ray services, durable medical equipment (i.e, wheelchairs, hospital beds), ambulance services, outpatient hospital care, home health care, blood and medical supplies. Participants often have the Medicare Part B monthly premium automatically deducted from their Social Security check. The monthly premium of $88.50 per month in 2006 increased to $93.50 in 2007. Medicare Part B had an annual deductible requirement of $124 in 2006; which increased to $131 in 2007. Once the deductible has been met, Medicare Part B generally pays 80% of the Medicare allowable fee schedule and beneficiaries pay the remaining 20%.

(iii) Part C - Medicare Part C is an alternative to the traditional fee-for-service Medicare program. In geographic areas where a managed care plan has contracted with CMS pursuant to the Medicare Advantage program, Medicare beneficiaries may choose to receive benefits from a managed care plan. The current Medicare managed care program was established in 1997 when Congress created Medicare Part C, formerly known as Medicare+Choice and now known as Medicare Advantage.

(iv) Part D - First available in 2006, Medicare Part D permits every Medicare recipient to select a prescription drug plan. Medicare Part D replaces the transitional prescription drug discount program and replaces Medicaid prescription drug coverage for dual-eligible beneficiaries.

Initially, Medicare was offered only on a fee-for-service basis. Under the Medicare fee-for-service payment system, an individual can choose any licensed physician and use the services of any hospital, healthcare provider, or facility certified by Medicare. CMS reimburses providers if Medicare covers the service and CMS considers it "medically necessary."

Individuals who elect to participate in the Medicare Advantage program receive greater benefits than traditional fee-for-service Medicare beneficiaries, which benefits may include eye exams, hearing aids and routine physical exams. Out-of-pocket costs for the Medicare beneficiary may also be lower. However, in exchange for these enhanced benefits, customers are generally required to use only the services and provider networks offered by the Medicare Advantage plan. This participation of private health plans in the Medicare Advantage Program under full risk contracts began in the 1980's and grew to 6.9 million customers in 1999. According to information provided by the Henry J. Kaiser Family Foundation, after a drop to 5.3 million customers in 2003, the number of enrollees in Medicare Advantage plans in the United States has increased to 8.3 million as of February 2007. Also, since 2003, the number of Medicare Advantage plans in the United States has increased from 285 to 604 as of February 2007. Medicare Advantage plans contract with CMS to provide benefits that exceed those offered under the traditional fee-for-service Medicare program by at least thirty percent in exchange for a fixed premium payment per customer per month from CMS (the "PCPM"). The monthly premium varies based on the county in which the customer resides, as adjusted to reflect the customer's demographics and the individual customer's health status.

Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans' customers. CMS has phased in its risk adjustment payment system, originally implemented as part of the Balance Budget Act of 1997 and modified pursuant to the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000. During 2003, risk adjusted payments accounted for only 10% of Medicare health plan payments, with the remaining 90% being reimbursed in accordance with the traditional demographic rate book. The portion of risk adjusted payments was increased to 30% in 2004, 50%, in 2005, and 75% in 2006, and increased to 100% in 2007. The risk adjusted payment model bases the CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, additional diagnosis data from ambulatory treatment settings, hospital outpatient department and physician visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS's internal database. Under this system, the risk adjusted portion of the total CMS payment to the Medicare Advantage plans will equal the local rate set forth in the traditional demographic rate book, adjusted to reflect the plan's customers average gender, age, and disability demographics.

The Medicare Modernization Act

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, known as the Medicare Modernization Act ("MMA"), signed into law in December 2003, provided sweeping changes to the Medicare program. The MMA increased the amount paid to Medicare Advantage plans such as ours and expanded Medicare beneficiary healthcare options. We believe that the changes enacted by the MMA have enabled Medicare Advantage plans to offer more attractive and comprehensive benefits and increase preventive care to its customers, while also reducing out-of-pocket expenses for beneficiaries. We further believe that these changes will encourage increased enrollment in Medicare managed care plans in the upcoming years.

In addition to generally increasing the rates payable to Medicare Advantage plans from CMS, the MMA, among other things, (i) added the Medicare Part D prescription drug benefit beginning in January 2006, (ii) implemented a competitive bidding process for the Medicare Advantage Program and (iii) provided a limited annual enrollment period.

The MMA made favorable changes to the premium rate calculation methodology and generally provides for program rates that will better reflect the increased cost of medical services provided by managed care organizations to Medicare beneficiaries. CMS has announced that the MMA program rates for 2007 are expected to reflect an average increase of 1.1% over 2006.

Medicare Part D

As part of the MMA, effective January 1, 2006, all Medicare beneficiaries are eligible to receive assistance paying for prescription drugs through Medicare Part D. The drug benefit is not part of the traditional fee-for-service Medicare program, but rather is offered through private insurance plans. Medicare beneficiaries are able to choose and enroll in a prescription drug plan through Medicare Part D. Prescription drug coverage under Part D is voluntary. Fee-for-service beneficiaries may purchase Part D coverage from a stand-alone prescription drug plan (a "stand-alone PDP") that is included on a list approved by CMS.

Individuals who are enrolled in a Medicare Advantage that offers drug coverage must receive their drug coverage through their Medicare Advantage prescription drug plan ("MA-PD") and may not enroll in a stand-alone PDP. For example, Humana Plan Customers and the HMO's customers were automatically enrolled in their MA-PDs as of January 1, 2006 unless they affirmatively chose to use another provider's prescription drug coverage. Any customer of a Medicare Advantage Plan that enrolls in a stand-alone PDP is automatically disenrolled from the Medicare Advantage plan altogether, thereby resuming traditional fee-for-service Medicare coverage. Beneficiaries who are eligible for both Medicare and Medicaid, known as dual eligible beneficiaries (discussed in greater detail below), who have not enrolled in a MA-PD or a stand-alone PDP have been automatically enrolled by CMS with approved stand-alone PDPs in their region. Medicare Advantage customers have the right to change drug plans, either MA-PD or stand-alone PDP, one time during the open enrollment period. Dual eligible beneficiaries and other customers qualified for the low-income subsidy (LIS) may change plans throughout the year.

The Medicare Part D prescription drug benefit is largely subsidized by the federal government and is additionally supported by risk-sharing with the federal government through risk corridors designed to limit the profits or losses of the drug plans and reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for customer demographics and risk factor payments. If the plan bid exceeds the government subsidy the beneficiary is responsible for the difference, together with the amount of the beneficiary's co-pays, deductibles and late enrollment penalties, if applicable.

A "dual-eligible" beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Medicaid, because of economic status. Health plans that serve dual-eligible beneficiaries receive a higher premium from CMS for dual-eligible customers. The additional premium for a dually-eligible beneficiary is based upon the estimated incremental cost CMS incurs, on average, to care for dual-eligible beneficiaries. By managing utilization and implementing disease management programs, many Medicare Advantage plans can profitably care for dually-eligible customers. The MMA provides subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals. Pursuant to the MMA, since January 1, 2006 dual-eligible individuals receive their drug coverage from the Medicare program rather than the Medicaid program. Companies offering stand-alone PDP with bids at or below the regional weighted average bid resulting from the annual bidding process received a pro-rata allocation and automatic enrollment of the dual-eligible beneficiaries within their applicable region.

Competitive Bidding Process

Beginning in 2006, CMS began to use a new rate calculation system for Medicare Advantage plans. The new system is based on a competitive bidding process that allows the federal government to share in any cost savings achieved by Medicare Advantage plans. In general, the statutory payment rate for each county, which is primarily based on CMS's estimated per beneficiary fee-for-service expenses, has been relabeled as the "benchmark" amount, and local Medicare Advantage plans annually submit bids that reflect the costs they expect to incur in providing the base Medicare Part A and Part B benefits in their applicable service areas.

If the bid is less than the benchmark for that year, Medicare pays the plan its bid amount, as adjusted, based on its customers risk scores plus a rebate equal to 75% of the amount by which the benchmark exceeds the bid, resulting in an annual adjustment in reimbursement rates. Plans must use the rebate to provide beneficiaries with extra benefits, reduced cost sharing, or reduced premiums, including premiums for MA-PDs and other supplemental benefits. CMS has the right to audit the use of these proceeds. The remaining 25% of the excess amount will be retained in the statutory Medicare trust fund. If a Medicare Advantage plan's bid is greater than the benchmark, the plan will be entitled to charge a premium to enrollees equal to the difference between the bid amount and the benchmark. For 2006, the county benchmarks were 4.8% greater than the 2005 rates, which is the national growth rate in fee-for-service expenditures. County benchmarks for 2007 are anticipated to be 7.1% greater than 2006 rates.

Enrollment Period

Prior to the MMA, Medicare beneficiaries were permitted to enroll in a Medicare managed care plan or change plans at any point during the year. Beginning in 2006, Medicare beneficiaries have defined enrollment periods, similar to commercial plans, in which they can select a Medicare Advantage plan, a stand-alone PDP, or traditional fee-for-service Medicare coverage. The initial enrollment period for 2006 was November 15, 2005 through May 15, 2006 for a MA-PD or stand-alone PDP. In addition, beneficiaries had an open election period from January 1, 2006 through June 30, 2006 in which they could make or change an equivalent election. Starting in November 2006 and on a going-forward basis, the annual enrollment period for a stand alone PDP will be from November 15 through December 31 of each year, and enrollment in Medicare Advantage plans will occur from November 15 through March 31 of the subsequent year. Enrollment prior to December 31 will generally be effective as of January 1 of the following year and enrollment on or after January 1 and within the enrollment period is effective the first day of the month following enrollment. After the defined enrollment period ends, generally only seniors turning 65 during the year, Medicare beneficiaries who permanently relocate to another service area, dual-eligible beneficiaries, others who qualify for special needs plans, and employer group retirees will be permitted to enroll in or change health plans during the year. In addition, in certain circumstances, such as the bankruptcy of a health plan, CMS may offer a special election period during which the customers effected are allowed to change plans.

The Florida Medicare Advantage Market

Behind only California, which has approximately 4.4 million Medicare eligible beneficiaries, Florida has the second largest Medicare population in the U.S. with an estimated 3.1 million Medicare eligible beneficiaries. At December 31, 2006, California's Medicare Advantage penetration was approximately 32% while Florida's was 22%. We believe that of the approximate 981,000 and 690,000 Medicare eligible individuals in the counties served by our PSN and HMO, approximately 38.1% and 9.6%, respectively, are customers of Medicare Advantage plans. According to the Florida Office of Economic and Demographic Research Florida's Medicare eligible population is expected to grow from 2.8 million per the 2000 census to almost 5.0 million by 2020.

According to CMS, the number of enrollees in PDPs as of January 16, 2007 was
10.98 million, compared to 10.37 million last June, an increase of 5.9%. MA-PD enrollment increased to 6.65 million from 6.04 million, a 10% increase over the same period, while Medicare-Medicaid dual eligible enrollment increased to 6.27 million from 6.07 million during this same period.

            Medicare Advantage Penetration in Counties Served By PSN
                        (CMS data modified January 2006)

                                Medicare
                   Medicare    Advantage    Penetration
Service Area      Eligibles   Penetration        %
---------------   ---------   -----------   -----------
Central Florida    130,000       38,000        29.2%
South Florida      851,000      336,000        39.5%
                   -------      -------
  Total            981,000      374,000        38.1%
                   =======      =======

            Medicare Advantage Penetration in Counties Served By HMO
                    (Source: CMS Data Modified January 2007)

                                Medicare
                   Medicare    Advantage    Penetration
Service Area      Eligibles   Penetration        %
---------------   ---------   -----------   -----------
Treasure Coast     102,000       10,700        10.5%
Gulf Coast         367,000       29,000         7.9%
Central Florida    268,000       30,700        11.5%
                   -------       ------
  Total            737,000       70,400         9.6%
                   =======       ======

The Central Florida region for the PSN includes the counties of Flagler and Volusia; the South Florida service area includes the counties of Broward, Miami-Dade and Palm Beach.

The Treasure Coast service area for the HMO includes Martin, St. Lucie, Glades and Okeechobee counties; the Gulf Coast service area includes Charlotte, Lee, Manatee and Sarasota counties. We began marketing in the Central Florida service area in late 2006 with customers joining the plan effective January 1, 2007. The Central Florida service area includes Polk, Sumter, Lake and Marion counties.

Business Model

Provider Services Network

Our PSN provides and arranges healthcare services to Medicare Advantage beneficiaries who participate in the Medicare Advantage program through Humana. We conduct all of our PSN business operations through Metcare of Florida, Inc., our wholly owned subsidiary.

Humana Agreements

Pursuant to the Humana Agreements, the PSN provides and arranges for the provision of covered medical services to each Humana Participating Customer. Our Humana Agreement covering the Central Florida area (the "Central Florida Humana Agreement") is a global risk agreement and our Humana Agreement covering the South Florida area (the "South Florida Humana Agreement") is a full risk agreement. Pursuant to both Humana Agreements, the PSN receives a capitated fee with respect to each Humana Participating Customer, which fee represents a significant portion that Humana receives with respect to that Humana Plan Customer. Under the Central Florida Humana Agreement, the PSN assumes full responsibility for the provision of all necessary medical care for each Humana Participating Customer, even for services we do not provide directly. Under the South Florida Humana Agreement the PSN and Humana share in the cost of inpatient hospital services and the PSN assumes full responsibility for the provision of all other medical care provided to the Humana Participating Customer. In accordance with the Humana Agreements, we are required to comply with Humana's general policies and procedures, including Humana's policies regarding referrals, approvals, utilization management and quality assurance.

The Humana Agreements have one-year terms and renew automatically each December 31 for additional one-year terms unless terminated for cause or upon 180 days' prior notice. In addition, Humana may immediately terminate either of the Humana Agreements and/or any individual physician credentialed under the Humana Agreements, upon written notice, (i) if the PSN and/or any of the PSN Physician's continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) in the event of one of the PSN physician's death or incompetence; (iii) if any of the PSN physicians fail to meet Humana's credentialing criteria; (iv) in accordance with Humana's policies and procedures as specified in Humana's manual, (v) if the PSN engages in or acquiesces to any act of bankruptcy, receivership or reorganization; or (vi) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). The PSN and Humana may also each terminate each of the Humana Agreements upon 90 days' prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement.

Humana may provide 30 days notice as to certain amendments or modifications of the Humana Agreements, including but not limited to, compensation rates, covered benefits and other terms and conditions. If Humana exercises its right to amend either of the Humana Agreements, the PSN may object to such amendment within the 30 day notice period. If the PSN objects to such amendment within the requisite time frame, Humana may terminate the applicable Humana Agreement upon 90 days' written notice.

The Humana Agreements are also subject to changes to the covered benefits that Humana elects to provide to Humana Participating Customers and other terms and conditions.

For the term of the Central Florida Humana Agreement:

      o Humana has agreed that it will not, with the exception of one existing service provider, enter into any new global risk agreements for Humana's Medicare Advantage HMO products in the Central Florida area.

      o The PSN has agreed that it will not enter into any global, full or limited risk contracts with respect to Medicare Advantage customers with any non-Humana Medicare Advantage HMO or provider sponsored organization in the Florida counties in which Humana has a Medicare Advantage contract.

In addition, for the term plus one year for each of the Humana Agreements, we have agreed that the PSN and its affiliated providers will not, directly or indirectly, engage in any activities which are in competition with Humana's health insurance, HMO or benefit plans business, including obtaining a license to become a managed health care plan offering HMO or point of service ("POS") products, or (ii) acquire, manage, establish or have any direct or indirect interest in any provider sponsored organization or network for the purpose of administering, developing, implementing or selling government sponsored health insurance or benefit plans, including Medicare and Medicaid, or (iii) contract or affiliate with another licensed managed care organization, where the purpose of such affiliation is to offer and sponsor a HMO or POS products and where the PSN and/or its affiliated providers obtain an ownership interest in the HMO or POS products to be marketed, and (iv) enter into agreements with other managed care entities, insurance companies or provider sponsored networks for the provision of healthcare services to Medicare HMO, Medicare POS and/or other Medicare replacement patients at the same office sites or within five miles of the office sites where services are provided to the Humana Plan Customers.

Provider Agreements

Pursuant to our contracts with twenty-two of the twenty-eight IPAs, we pay such IPA providers on a set amount per customer per month and require them to provide all the necessary primary care medical services to Humana Participating Customers. The monthly amount is negotiated and is subject to change based on certain quality metrics under the PSN's Partners In Quality ("PIQ") program, a proprietary care management model that we implemented in 2002. The contracts with the other six IPAs provide for payments on a fee for service basis, pursuant to which the provider is paid only for the services provided.

PIQ is a "pay for performance" program that measures performance based on quality metrics including patient satisfaction, disease state management of high-risk, chronically ill patients, increased frequency of physician-patient encounters, and enhanced medical record documentation. Management believes that the PIQ program differentiates our PSN from other PSNs or Management Service Organizations ("MSO").

The contracts with our IPAs generally have one-year terms and renew automatically for one-year periods unless either party provides written notice at least 120 days prior to the termination date. The IPA providers, during the term of their contract with the PSN, and for a period of six months after the expiration or termination of such contract, are generally prohibited from participating in any other PSN, HMO or other agreement which contracts directly or indirectly with the Medicare or Medicaid Program on a capitated or risk basis. The IPA providers are further prohibited during the term and for a period of six months after the expiration of the terms from encouraging or soliciting the Humana Participating Customers to change their primary care provider, disenroll from their health plan, or leave the PSN's network.

The PSN has established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout South Florida and Central Florida areas that are under contract with Humana. These providers have contracted with Humana to deliver services to our PSN patients based on certain fee schedules and care requirements. Specialist physicians, ancillary service providers and hospitals are generally paid on a contractual fee-for-service basis. Certain specialist physicians dealing with a high volume of cases are paid on a capitated basis.

Claims Processing

The PSN does not pay or process any of the payments to its providers. Pursuant to the Humana Agreements, Humana, among other things, processes claims received by PSN Physicians, makes a determination whether and to what extent to allow such claims and makes payments for covered services rendered to Humana Participating Customers using Humana's claims processing policies, procedures and guidelines. Humana provides notice to the PSN upon qualification of a claim and we have the opportunity within seven days of receipt of a claim to review such claim and approve, deny or modify the claim, as appropriate. Humana provides the PSN with electronic data and reports on a monthly basis which are maintained on a server system at our executive offices. We statistically evaluate the data provided by Humana for a variety of factors including the number of customers assigned to the PSN, the reasonableness of revenue paid to us and the claims paid on our behalf. We also regularly monitor and measure Humana's estimates of claims incurred but not yet reported.

The PSN's claims suspense staff seeks to identify and correct non-qualifying claims prior to payment. After payments are made by Humana, the PSN's contestation staff is responsible for reviewing paid claims, identifying errors and seeking recoveries.

The PSN is certified as a Utilization Review Agent by AHCA. Utilization review is a process whereby multiple data is analyzed and considered to ensure that appropriate health services are provided in a cost-effective manner. Factors include the risks and benefits of a medical procedure, the cost of providing those services, specific payer coverage guidelines, and historical outcomes of healthcare providers such as physicians and hospitals.

PSN Growth Strategy

Our growth strategy for the PSN includes, among other things:

            o Increasing the volume of patients treated by the PSN Physicians through enhanced marketing efforts; and

            o selectively expanding the PSN's network of providers to include additional physician practices within its existing geographic markets.

Increasing Patient Volume

We believe the PSN's existing network of providers has the capacity to care for additional Humana Plan Customers and could realize certain additional economies of scale if the number of Humana Plan Customers utilizing the network increased. We seek to increase the number of patients using the PSN network through the general marketing efforts of Humana and through our own targeted marketing efforts towards Medicare eligible patients.

Selectively Expanding Its Network of Physician Practices

Within our existing geographic markets, we are seeking to add additional physician practices to the PSN's existing network either through acquisition, start up or affiliation with a current PSN Physician. We identify and select candidates based in large part on the following broad criteria:

            o a history of profitable operations or a perceived synergy such as opportunities for economies of scale through a consolidation of management or service provision functions;

            o a geographic proximity to underserved areas within our service regions; and

            o     a geographic proximity to our current operations.

PSN Competition

We believe that there are at least five and fifteen Medicare Advantage plans in the Central Florida and South Florida markets, respectively. It is our understanding that as of December 2006 Humana has enrolled in its Medicare Advantage Plans approximately 55% and 37% of the persons enrolled in Medicare Advantage Plans in Central Florida and South Florida, respectively. We also believe that through our PSN Physicians we provide medical services to approximately 91% and 5% of the Humana Plan Customers in the Central Florida and South Florida markets, respectively.

Some of our direct competitors in the PSN industry are Continucare Corporation, MCCI, Primary Care Associates, Inc., and Island Doctors, are all based and operating in Florida. We believe that Continucare Corporation, MCCI, and Primary Care Associates, Inc. provide PSN services to Humana in South Florida and Island Doctors provides PSN services to Humana in Central Florida. See "RISK FACTORS - Our Industry is Already Very Competitive..."

Health Maintenance Organization

Effective July 1, 2005, the HMO began offering its Medicare Advantage health plan in the Florida counties of Martin, St. Lucie, Okeechobee, Lee, Charlotte and Sarasota. Our Medicare Advantage plan covers Medicare eligible customers who reside at least six months or more in the service area and offers benefits that are better than those offered under traditional Medicare fee-for-service plans. Through our Medicare Advantage Plan, we have the flexibility to offer benefits not covered under traditional fee-for-service Medicare. These benefits are designed to be attractive to seniors and include prescription drug benefits, eye glasses, hearing aids, dental care, over-the-counter drug plans and health club memberships. In addition we offer a "special needs" zero premium, zero co-payment plan to dual-eligible individuals in our markets.

During 2006, the HMO's Medicare Advantage customers, depending on the market, paid either a $0 or $10 monthly premium. Effective January 1, 2007 this amount was reduced to $0 for all customers. In some cases, the HMO customers are subject to co-payments and deductibles, depending upon the market and benefit. Except in limited cases, including emergencies, our HMO customers are required to use primary care physicians within the HMO's network of providers and generally must receive referrals from their primary care physician in order to see a specialist or ancillary providers.

Pursuant to the CMS Agreement, the HMO has agreed to provide services to Medicare beneficiaries pursuant to the Medicare Advantage program. Under the CMS Agreement, CMS pays the HMO a fixed capitation payment based on the number of customers enrolled, which payment is adjusted for demographic and health risk factors. Inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs are also considered in the calculation of the fixed capitation payment by CMS. The initial term of the CMS Agreement has been renewed to December 31, 2007 and is subject to annual renewal at the election of CMS. Amounts payable under the CMS Agreement are subject to annual revision by CMS. Pursuant to the CMS Agreement, the HMO is required to comply with federal Medicare laws and regulations and the CMS Agreement is subject to termination by CMS in the event of the HMO's noncompliance.

The amount of premiums we receive for each Medicare customer is established by CMS, although it varies according to various demographic factors, including the customer's geographic location, age, and gender, and is further adjusted based on our plans' average risk scores. During the month of December 2006, the premiums we received from CMS across our service areas ranged from approximately $738 to $979 per customer per month. In addition to the premiums payable to us, the CMS Agreement regulates, among other matters, benefits provided, quality assurance procedures, and marketing and advertising for our Medicare products.

To successfully operate the HMO, we believe we will have to continue our development of the following capabilities, among others: medical management, sales and marketing, customer service and regulatory compliance. No assurances can be given that we will be successful in operating this segment of our business despite our allocation of a substantial amount of resources for this purpose. If the HMO does not develop as anticipated or planned, we may have to devote additional managerial and/or capital resources to the HMO, which could limit our ability to manage and/or grow the PSN. There can be no assurances that, if for any reason, we elect to discontinue the HMO business and/or seek to sell such business, we will be able to fully recoup our expenditures to date with respect to the HMO business.

Medical Health Services Management and Provider Networks

One of our primary goals is to arrange for high quality healthcare services for our HMO customers. To achieve our goal of ensuring high quality, cost-effective healthcare, we have established various quality management programs, including disease management and utilization management programs.

The disease management programs are focused on prevention and care and are designed to support the coordination of healthcare intervention, physician/patient relationships and plans of care, preventive care, and patient empowerment with the goal of improving the quality of patient care and controlling related costs. These disease management programs are focused primarily on high-risk care management and the treatment of our chronically ill customers and are designed to efficiently treat patients with specific high risk or chronic conditions such as coronary artery disease, congestive heart failure, diabetes, asthma related conditions, and certain other conditions. In addition to internal disease management efforts, the HMO has engaged disease management companies to educate customers on chronic medical conditions, help them comply with medication regimens, and counsel customers on healthy lifestyles.

We also have implemented utilization and case management programs to provide more efficient and effective use of healthcare services by our HMO customers. The case management programs are designed to improve outcomes for customers with chronic conditions through standardization, proactive management, coordinating fragmented healthcare systems to reduce duplication, and improve collaboration with physicians. These programs monitor hospitalization, coordinate care, and ensure timely discharge from the hospital. In addition, the HMO uses internal case management programs and contracts with other third parties to manage severely and chronically ill patients. The HMO utilizes on-site critical care intensivists, hospitalists and concurrent review nurses, who manage the appropriate times for outpatient care, hospitalization, rehabilitation or home care.

Additionally, we internally monitor and evaluate, and seek to enhance, the performance of the HMO providers. Our related programs include:

      o review of utilization of preventive measures and disease/case management resources and related outcomes;

      o     customer satisfaction surveys;

      o     review of grievances and appeals by customers and providers;

      o     orientation visits to, and site audits of, select providers;

      o     ongoing provider and customer education programs; and

      o     medical record audits.

As more fully described below under "Provider Arrangements and Payment Methods," the HMO's reimbursement methods are also designed to encourage providers to utilize preventive care, and the disease and case management services in an effort to improve clinical outcomes.

We believe strong provider relationships are essential to increasing our HMO customer base, improving the quality of care to our HMO customers and making our health plan profitable. We have established comprehensive networks of providers in each of the areas the HMO serves. The HMO seeks providers who have experience in managing the Medicare population, including experience in providing care through a risk-sharing or other relationship with a Medicare Advantage plan. Our goal is to create mutually beneficial and collaborative arrangements with our HMO providers. We believe provider incentive arrangements should not only help us attract providers, but also help align their interests with our objective of providing high-quality, cost-effective healthcare and ultimately encourage providers to deliver a level of care that promotes customer wellness, reduces avoidable catastrophic outcomes, and improves clinical outcomes.

In our efforts to improve the quality and cost-effectiveness of heath care for our HMO customers, we continue to refine and develop new methods of medical management and physician engagement. Two such initiatives are currently underway, the acute care system and post-discharge recovery plan. These initiatives focus on timely outreach and close monitoring of customers identified as high-risk or clinically unstable and the development of a comprehensive recovery plan to stabilize those types of customers.

Generally, the HMO contracts for pharmacy services through an unrelated pharmacy benefits manager, or PBM, who is reimbursed at a discount to the "average wholesale price" for the provision of covered outpatient drugs. In addition, the HMO is entitled to share in the PBM's rebates based on pharmacy utilization relating to certain qualifying medications.

We strive to be the preferred Medicare Advantage partner for providers in each market the HMO serves. In addition to risk-sharing and other incentive-based financial arrangements, we seek to promote a provider-friendly relationship by paying claims promptly, providing periodic performance and efficiency evaluations, providing convenient, web-based access to eligibility data and other information, and encouraging provider input on plan benefits. We also emphasize quality assurance and compliance by periodically reviewing our HMO's networks and providers. By fostering a collaborative, interactive relationship with our providers, we are better able to gather data relevant to improving the health of our customers.

Provider Arrangements and Payment Methods

Our HMO has primarily structured its non-exclusive provider contracts on a fee for service basis. We may also supplement provider payments with incentive arrangements based, in general, on the quality of healthcare delivery. For example, as an incentive to encourage our providers to deliver high quality care for their patients and assist us with our quality assurance and medical management programs, we often seek to implement incentive arrangements whereby we compensate our providers for "quality performance," including increased fee-for-service rates for specified preventive health services and additional payments for providing specified encounter data on a timely basis. We also seek to implement financial incentives relating to other operational matters where appropriate.

In some cases, particularly with respect to contracts between hospitals or health care systems and our HMO, we may be at risk for medical expenses above and beyond a negotiated amount (a so-called "stop loss" provision), which amount is typically calculated by reference to a percentage of billed charges, in some cases back to the first dollar of medical expense. In the case of a Medicare patient who is admitted to a non-contracting hospital, we are only obligated to pay the amount that the hospital would have received from CMS under traditional fee-for-service Medicare.

We believe our HMO's incentive and arrangements with physicians help to align their interests with us and our customers and improve both clinical and financial outcomes. We will continue to seek to implement these arrangements where possible in our HMO's existing and new service areas.

Management Services

The HMO has engaged a third party service provider, HF Administrative Services, Inc. ("HFAS"), to provide various administrative and management services, including, but not limited to, claims processing and adjudication, certain management information services, regulatory reporting and customer services pursuant to the terms of an Administrative Services Agreement (the "Services Agreement").

The HMO compensates HFAS for its management services based upon the number of customers enrolled in the HMO, subject to various monthly minimum payments. The minimum monthly fee was $25,000 per month through July 2006 this fee increased to $60,000 per month for the remaining term of the Services Agreement. In addition, HFAS is compensated for providing additional programming services on an hourly basis. The initial term of the Services Agreement is for five years ending on June 30, 2010. Thereafter, the Services Agreement is automatically renewable for additional one-year terms unless terminated by either party for any reason upon 180 days notice. During 2006 and 2005, we paid an aggregate of $751,000 and $487,000 to HFAS for services in accordance with the Services Agreement.

Pursuant to the Services Agreements, HFAS verifies claims by the HMO's affiliated providers against the HMO's policies regarding customer eligibility, benefits, referrals and pre-authorizations and makes a determination whether and to what extent to allow such claims using the HMO's guidelines. HFAS provides notice to the HMO of claim denials. The HMO has the right and responsibility within three business days of receipt of a claim denial to independently review such claim and approve, deny or modify the claim, as appropriate. The HMO has access to the management information systems provided and maintained by HFAS for its benefit. In addition, HFAS is required under the Services Agreement to provide the HMO with reports and information regarding claim adjudication.

Either party may terminate the Services Agreement upon prior written notice (with a 30 day opportunity to cure) in the event of the other's material breach of the Services Agreement in any manner, including but not limited to, the HMO's failure to maintain sufficient funds in order for HFAS to pay claims, or in the event the HMO engages in or acquiesce to any act of bankruptcy, receivership or reorganization or in the event either party fails to secure any license, government approval or exemption required by law. See "RISK FACTORS - We Depend on Third Parties to Provide It Crucial Information and Data."

Sales and Marketing Programs

As of December 31, 2006, the HMO's sales force consists of third party agents and internally licensed sales employees. The third party agents are compensated on a commission basis. Medicare Advantage enrollment is generally an individual decision made by the customer. We regularly participate in local community health fairs and events, and seek to become involved with local senior citizen organizations to promote our products and the benefits of preventive care. Our sales and marketing programs are tailored to each of our local service areas and are designed with the goal of educating, attracting, and retaining customers and providers. In addition, the HMO's sales agents and representatives focus their efforts on in-person contacts with potential enrollees. The HMO's marketing efforts also utilize direct mail and print advertising.

Our sales and marketing activities are heavily regulated by CMS and other governmental agencies. For example, CMS has oversight over all marketing materials used by our Medicare Advantage plans and, in some cases, has imposed advance approval requirements with respect to marketing materials. Our sales activities are limited to activities such as conveying information regarding the benefits of preventive care, describing the operations of managed care plans, and providing information about eligibility requirements. The activities of our third-party brokers and agents are also heavily regulated.

Prior to 2006, Medicare beneficiaries could enroll in or change health plans at any time during the year. Commencing in 2006, Medicare beneficiaries have a limited annual enrollment period during which they can choose between a Medicare Advantage plan and traditional fee-for-service Medicare. After this annual enrollment period ends, generally only seniors turning 65 during the year, dual-eligible beneficiaries, Low-Income Subsidy (LIS) beneficiaries, others who qualify for special needs plans, Medicare beneficiaries permanently relocating to another service area, and employer group retirees will be permitted to enroll in or change health plans. See "Industry - The Medicare Modernization Act - Enrollment Period."

Quality Assurance

The HMO has implemented processes designed to ensure compliance with regulatory and accreditation standards. Internal programs that credential providers are designed to help ensure we meet the audit standards of federal and state agencies, including CMS and AHCA, as well as applicable external accreditation standards.

Our providers must satisfy specific criteria, such as licensing, credentialing, patient access, office standards, after-hours coverage, and other factors. Our participating hospitals must also meet specific criteria, including accreditation criteria established by CMS.

HMO Competition

We believe that the Medicare Advantage market is highly competitive. The recent changes in Medicare reimbursement may result in new plans entering the market or existing plans expanding in to new markets or increasing sales and marketing efforts. The new reimbursement may also result in the development of different models, such as Preferred Provider Organizations that could impact the growth of the HMO. There are a number of Medicare Advantage plans being offered to Medicare beneficiaries in the twelve Florida counties where the HMO operates including plans being offered by Vista HealthPlan, Wellcare, Universal Healthcare and Quality Health Plan. As of December 31, 2006, we estimate that we have enrolled approximately 2.8% and .3% of the Medicare eligible customers in the Treasure Coast and Gulf Coast, respectively. See "RISK FACTORS - Our Industry is Already Very Competitive..."

We believe that our HMO has certain strengths which makes it competitive within the markets we serve. Some of the HMO's strengths include:

            o Our strong network of physicians and hospitals that provide medical care to our customers.

            o     Our management experience in non urban Florida counties.

            o Our Partners-In-Quality program which rewards physicians for providing quality care to our customers

Insurance

We rely upon insurance to protect us from many business risks, including medical malpractice, errors and omissions and certain significantly higher than average customer medical expenses. Although we maintain insurance of the types and in the amounts that we believe are reasonable, there can be no assurances that the insurance policies maintained by us will insulate us from material expenses and/or losses in the future. See "RISK FACTORS - Claims Relating to Medical
Malpractice and Other Litigation...."

Employees

As of December 31, 2006, Metropolitan had 204 full-time employees, 68 of which were employed at our executive offices. Of this total, 115 and 71 were employed by the PSN and the HMO, respectively, with the balance representing corporate administrative employees. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our employee relations to be good.

Government Regulation

Our businesses are regulated by the federal government and the State of Florida. The laws and regulations governing our operations are generally intended for the benefit of health plan customers and providers. These laws and regulations, along with the terms of our contracts, regulate how we do business, what services we offer, and how we interact with Humana Participating Customers, HMO customers, affiliated providers and the public. The government agencies administering these laws and regulations have broad latitude to enforce them. We are subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations.

We believe that we are in material compliance with all government regulations applicable to our business. We further believe that we have implemented reasonable systems and procedures to assist us in maintaining compliance with such regulations. Nonetheless, we face a variety of regulatory related risks. See "Risk Factors - Reductions in Government Funding...", "-The MMA Will Materially Impact Our Operations...", "CMS Risk Adjustment Payment System...", "Our Business Activities Are Highly Regulated...", "The Healthcare Industry is Highly Regulated...", "If the HMO Is Required to Maintain Higher Statutory Capital Levels..." and "We Are Required to Comply with Laws..."

A summary of the material aspects of the government regulations to which we are subject is set forth below.

Federal and State Reimbursement Regulation

Our operations are affected on a day-to-day basis by numerous legislative, regulatory and industry-imposed operational and financial requirements, which are administered by a variety of federal and state governmental agencies as well as by self-regulating associations and commercial medical insurance reimbursement programs.

Federal "Fraud and Abuse" Laws and Regulations

The federal Anti-Kickback Law makes it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business for which reimbursement is provided under federal health care programs, including without limitation, the Medicare and Medicaid programs. Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from care programs and forfeiture of amounts collected in violation of such laws. The scope of prohibited payments covered by the Anti-Kickback Law is broad and includes economic arrangements involving hospitals, physicians and other health care providers, including joint ventures, space and equipment rentals, purchases of physician practices and management and personal services contracts.

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

Federal False Claims Act

We are subject to a number of laws that regulate the presentation of false claims or the submission of false information to the federal government. For example, the federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person or entity whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The federal government has taken the position that claims presented in violation of the federal Anti-Kickback Law may be considered a violation of the federal False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim. In addition to suits filed by the government, a special provision under the False Claims Act allows a private individual (e.g., a "whistleblower" such as a disgruntled former employee, competitor or patient) to bring an action under the False Claims Act on behalf of the government alleging that an entity has defrauded the federal government and permits the whistleblower to share in any settlement or judgment that may result from that lawsuit.

Florida Fraud and Abuse Regulations

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

Restrictions on Physician Referrals

Federal regulations under the Social Security Act that restrict physician referrals to health care entities with which they have financial relationships (commonly referred to as the "Stark Law") prohibit certain patient referrals by physicians. Specifically, the Stark Law prohibits a physician, or an immediate family customer, who has a financial relationship with a health care entity, from referring Medicare patients with limited exceptions, to that entity for certain "designated health services". A financial relationship is defined to include an ownership or investment in, or a compensation relationship with, a health care entity. The Stark Law also prohibits a health care entity receiving a prohibited referral from billing the Medicare or Medicaid programs for any services rendered to a patient as a result of the prohibited referral. The Stark Law contains certain exceptions that protect parties from liability if the parties comply with all of the requirements of the applicable exception. The sanctions under the Stark Law include denial and refund of payments, civil monetary penalties and exclusions from participation in the Medicare programs.

Privacy Laws

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

Clinic Licensure

AHCA requires us to license each of our physician practices individually as health care clinics. Each physician practice must renew its health care clinic licensure biennially.

Occupational Safety and Health Administration ("OSHA")

In addition to OSHA regulations applicable to businesses generally, we must comply with, among other things, the OSHA directives on occupational exposure to blood borne pathogens, the federal Needlestick Safety and Prevention Act, OSHA injury and illness recording and reporting requirements, federal regulations relating to proper handling of laboratory specimens, spill procedures and hazardous waste disposal, and patient transport safety requirements.

Medicare Marketing Restrictions

We are subject to federal marketing rules and regulations that limit, among other things, offering any gift or other inducement to Medicare beneficiaries to encourage them to come to the Company for their health care.

State Regulation

The HMO is subject to the rules, regulations and oversight by the OIR and AHCA in the areas of licensing and solvency. The HMO files reports with these state agencies describing its capital structure, ownership, financial condition, certain inter-company transactions and business operations. It also is generally required to demonstrate, among other things, that it has an adequate provider network, that its systems are capable of processing provider's claims in a timely fashion and of collecting and analyzing the information needed to manage their business. State regulations also require the prior approval or notice of acquisitions or similar transactions involving a HMO, and of certain transactions between a HMO and its parent or affiliated entities or persons. Generally, HMOs are limited in their ability to pay dividends to their stockholders.

The HMO is required to maintain a minimum level of statutory capital. These requirements assess the capital adequacy of a HMO based upon investment asset risks, insurance risks, interest rate risks and other risks associated with its business to determine the amount of statutory capital believed to be required to support the HMO's business. If the HMO's statutory capital level falls below certain required capital levels, it may be required to submit a capital corrective plan to the state department of insurance, and at certain levels may be subjected to regulatory orders, including regulatory control through rehabilitation or liquidation proceedings.

ITEM 1A. RISK FACTORS

The PSN's Operations are Dependent on Humana, Inc.

The PSN currently derives, and expects to continue to derive, the substantially all of its revenue from its Humana Agreements which provide for the receipt of capitated fees. For the twelve months ended December 31, 2006, approximately 99.2% of the PSN total revenue was obtained from these Humana Agreements. Humana may immediately terminate either of the Humana Agreements and/or any individual physician credentialed under the Humana Agreements upon the occurrence of certain events. Humana may also amend the material terms of the Humana Agreements under certain circumstances. See "ITEM 1. BUSINESS - Humana Agreements" for a detailed discussion of the Humana Agreements.

Failure to maintain the Humana Agreements on favorable terms, for any reason, would adversely affect our results of operations and financial condition. A material decline in enrollees in Humana's Medicare Advantage program could also have a material adverse effect on our results of operation.

There Can be No Assurance that We Will be Successful in Our Operation of the
HMO.

Although we have operated as a risk provider since 1997, we have only operated the HMO since July 1, 2005. While the HMO's business has continued to grow, such growth has required and is expected to continue to require a considerable amount of require capital. We contributed approximately $6.8 million to the HMO during 2006 and another $6.5 million subsequent to year end to finance the operations and growth of the HMO. In the year ended December 31, 2006, the HMO's business generated an $11.7 million segment loss before allocated overhead and income taxes. We project that in 2007, the HMO's business will continue to generate a loss before allocated overhead and income taxes. The HMO's actual cash needs and losses for 2007 are expected to be strongly influenced by, among other things, the HMO's membership levels and medical expense utilization rates as wells as the scale, cost and effectiveness of various marketing programs we may undertake. We are still not in a position to meaningfully estimate when, if ever, the HMO's business will become profitable and/or generate cash from operations, and we may be required to fund the development and expansion of the HMO business, including any associated losses, for an extended period of time. Nonetheless, we anticipate that the on-going development efforts, reserve requirements and operating costs for our still developing HMO business can be funded by our current resources and projected cash flows from operations until at least December 31, 2007.

To successfully operate the HMO, we believe we will have to continue our development of the following capabilities, among others: sales and marketing, customer service and regulatory compliance. No assurances can be given that we will be successful in operating this segment of our business despite our allocation of a substantial amount of resources for this purpose. If the HMO does not develop as anticipated or planned, we would likely explore strategic alternatives for the business and/or devote additional managerial and/or capital resources to the HMO, which could limit our ability to manage and/or grow the PSN. There can be no assurances that, if for any reason, we elect to discontinue the HMO business and/or seek to sell such business, we will be able to fully recoup our expenditures to date with respect to the HMO business.

The failure of the HMO to perform as projected could also limit our ability to manage and/or grow the PSN. Most of our senior management team provides management, support and assistance to both the HMO and the PSN. To the extent one business consumes a higher than anticipated amount of our executive resources, the other business could suffer.

In our contract with CMS we commit to provide various healthcare services for a year long period and we must notify CMS by June if we intend not to renew a contract term that commences in January. Accordingly, even if we deemed it economically necessary or desirable to scale back or discontinue operations in one or more HMO service areas, our financial and service commitments to CMS and our customers might preclude us from doing so at the desired rate, which would likely increase our losses associated with such service area. Moreover, we believe there are certain inherent economies of scale associated with our business. Accordingly, any individual decision to scale back or discontinue operations in even part of one service area could have a disproportionately large negative effect on our results of operations.

Because we must elect whether or not to renew our contracts with CMS approximately six months before a service period commences, our ability to accurately project the results of future operations for at least 18 months is very important. Because of the short history of the HMO, it is difficult to accurately make long term projections regarding the HMO business. We have found it especially difficult to precisely budget our customer growth and medical expenses. Although we have implemented a strategy to improve our ability to reduce these planning impediments, we recognize that they may remain significant obstacles to our ability to project the results of the HMO business.

Because Most of Our Revenue Is Established by Contract and Cannot Be Modified During the Contract Terms, Our Operating Margins Could be Negatively Impacted if We Are Unable to Manage Our Medical Expenses Effectively.

The Humana Agreements and the CMS Agreement are risk agreements under which we receive monthly payments for each Humana Participating Customer and each customer enrolled in our HMO (collectively, the "Participating Customers") at a rate established by the agreements, also called a capitated fee. In accordance with the agreements, the total monthly payment is a function of the number of Participating Customers, regardless of the actual utilization rate of covered services. In return, the PSN or the HMO, as applicable, through its affiliated providers, assumes full financial responsibility for the provision of all necessary medical care to the Participating Customers, regardless of whether or not its affiliated providers directly provide the covered medical services.

To the extent that the Participating Customers require more care than is anticipated, aggregate capitation rates may be insufficient to cover the costs associated with the treatment of such Participating Customers. If medical expenses exceed our estimates, except in very limited circumstances, we will be unable to increase the premiums received under these contracts during the then-current terms.

Relatively small changes in our ratio of medical expense to revenue can create significant changes in our financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims, may have a material adverse effect on our financial condition, results of operations, or cash flows.

Historically, our medical expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:

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

            o periodic renegotiation of contracts with our affiliated primary care physicians;

            o changes in the demographics of our customers and medical trends affecting Medicare risk scores;

            o contractual or claims disputes with providers, hospitals, or other service providers within the Humana network; and

            o the occurrence of catastrophes, major epidemics, or acts of terrorism.

We attempt to control these costs through a variety of techniques, including capitation and other risk-sharing payment methods, collaborative relationships with primary care physicians and other providers, advance approval for hospital services and referral requirements, case and disease management and quality assurance programs, information systems, and reinsurance. Despite our efforts and programs to manage our medical expenses, we may not be able to continue to manage these expenses effectively in the future.

If Our HMO Contracts Are Not Renewed or Are Terminated, the HMO's Business Would Be Negatively Impacted.

A new CMS Agreements was entered into effective January 1, 2007 and expires on December 31, 2007. Pursuant to the CMS Agreement, the HMO is required to comply with federal Medicare laws and regulations, and the CMS Agreement is subject to termination by CMS in the event of the HMO's noncompliance. If the HMO is unable to renew or to successfully rebid for the CMS Agreement, or if the CMS Agreement is terminated, its business would be negatively impacted.

Reductions in Government Funding for Medicare Programs Could Adversely Affect Our Results of Operations

Substantially all of our revenue is directly or indirectly derived from reimbursements generated by Medicare Advantage health plans. As a result, our revenue and profitability are dependent on government funding levels for Medicare Advantage programs. The Medicare programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. These government programs, as well as private insurers such as Humana, have taken and may continue to take steps to control the cost, use and delivery of health care services. Any changes that limit or reduce Medicare reimbursement levels could have a material adverse effect on our business. For example, the following events could result in an adverse effect on our results of operations:

            o reductions in or limitations of reimbursement amounts or rates under programs;

            o     reductions in funding of programs;

            o     expansion of benefits without adequate funding;

            o     elimination of coverage for certain benefits; or

            o elimination of coverage for certain individuals or treatments under programs.

The MMA Will Materially Impact Our Operations and Could Reduce Our Profitability and Increase Competition for Customers.

The MMA substantially changed the Medicare program and is complex and wide-ranging. While many of these changes will generally benefit the Medicare Advantage sector, certain provisions of the MMA may increase competition, create challenges with respect to educating the PSN's and the HMO's existing and potential customers about the changes, and create other risks and substantial and potentially adverse uncertainties, including the following:

      o Increased reimbursement rates for Medicare Advantage plans could result in a further increase in the number of plans that participate in the Medicare program. This could create new competition that could adversely affect the number of customers the PSN or the HMO serve and their respective results of operations.

      o Managed care companies began offering various new products in 2006 pursuant to the MMA, including regional preferred provider organizations, or PPOs, and private fee-for-service plans. Medicare PPOs and private fee-for-service plans allow their customers more flexibility in selecting physicians than Medicare Advantage HMOs, which typically require customers to coordinate with a primary care physician. The MMA has encouraged the creation of regional PPOs through various incentives, including certain risk corridors, or cost-reimbursement provisions, a stabilization fund for incentive payments, and special payments to hospitals not otherwise contracted with a Medicare Advantage plan that treat regional plan enrollees. It is too early to determine whether the formation of regional Medicare PPOs and private fee-for-service plans will affect our PSN's or HMO's relative attractiveness to existing and potential Medicare customers in their service areas.

      o The payments for the local and regional Medicare Advantage plans are based on a competitive bidding process that may directly or indirectly cause the PSN and/or the HMO to decrease the amount of premiums paid to it or cause it to increase the benefits it offers.

      o Medicare beneficiaries generally have a more limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan or receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries will not be permitted to change their Medicare benefits. This "lock-in" may make it difficult for the HMO to retain an adequate sales force. The new annual enrollment process and subsequent "lock-in" provisions of the MMA may adversely affect our level of revenue growth as it will limit the HMO's ability to market to and enroll new customers in its established service areas outside of the annual enrollment period. Such limitations could adversely and materially affect our profitability and results of operations.

      o Managed care companies that offer Medicare Advantage plans are required to offer prescription drug benefits as part of their Medicare Advantage plans. Managed care plans offering drug benefits are, under the new law, called MA-PDs. There is insufficient information to determine whether the governmental payments will be adequate to cover the actual costs for these new MA-PD benefits or whether we will be able to profitably or competitively manage our MA-PDs. Individuals who are enrolled in a Medicare Advantage plan must receive their drug coverage through their Medicare Advantage prescription drug plan. Enrollees may prefer a stand-alone drug plan and may cease to be a Medicare Advantage customer in order to participate in a stand-alone PDP. Accordingly, the new Medicare Part D prescription drug benefit could reduce Participating Customer enrollment and revenue.

CMS's Risk Adjustment Payment System and Budget Neutrality Payment Adjustments Make Our Revenue and Profitability Difficult to Predict and Could Result In Material Retroactive Adjustments to Our Results of Operations.

CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish incentives for Medicare plans to enroll and treat less healthy Medicare beneficiaries. CMS is phasing-in this payment methodology with a risk adjustment model that bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, diagnostic data from ambulatory treatment settings, including hospital outpatient facilities and physician visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS's internal database. As part of the phase-in, during 2003, risk adjusted payments accounted for 10% of Medicare health plan payments, with the remaining 90% being reimbursed in accordance with the traditional CMS demographic rate books. The portion of risk adjusted payments was increased to 30% in 2004, 50% in 2005, and 75% in 2006 and to 100% in 2007. As a result of this process, it is difficult to predict with certainty our future revenue or profitability. In addition, the HMO's and/or Humana's risk scores for any period may result in favorable or unfavorable adjustments to the payments directly or indirectly received from CMS and our Medicare premium revenue. There can be no assurance that our contracting physicians and hospitals will be successful in improving the accuracy of related recording diagnostic code information and thereby enhancing its risk scores.

Since 2003, payments to Medicare Advantage plans have also been adjusted by a "budget neutrality" factor that was implemented by Congress and CMS to prevent health plan payments from being reduced overall while, at the same time, directing higher, risk adjusted payments to plans with more chronically ill enrollees. In general, this adjustment has favorably impacted payments to all Medicare Advantage plans. The Deficit Reduction Act of 2005 which, among other changes, provides for an accelerated phase-out of budget neutrality for risk adjustment of payments made to Medicare Advantage plans. This legislation will have the effect of reducing payments to Medicare Advantage plans in general. Consequently, we expect the premiums we receive could be reduced, dependent upon the HMO's and Humana's risk scores.

A Disruption in Our Healthcare Provider Networks Could Have an Adverse Effect on Our Operations and Profitability.

Our operations and profitability are dependent, in part, upon our ability to contract with healthcare providers and provider networks on favorable terms. In any particular service area, healthcare providers or provider networks could refuse to contract with us, demand higher payments, or take other actions that could result in higher healthcare costs, disruption of benefits to our customers, or difficulty in meeting our regulatory or accreditation requirements. In some service areas, healthcare providers may have significant market positions. If healthcare providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, then our ability to market products or to be profitable in those service areas could be adversely affected. Our provider networks could also be disrupted by the financial insolvency of a large provider group. Any disruption in our provider network could result in a loss of customers or higher healthcare costs.

A Disruption in Humana's Healthcare Provider Networks Could Have an Adverse Effect on Our Operations and Profitability.

A significant portion of the PSN's Total Medical Expenses are payable to entities that are not customers and/or directly contracted with the PSN. Although virtually all of such entities are Humana approved service providers, and although the PSN can provide Humana input with respect to Humana's service providers, the PSN does not control the process by which Humana negotiates and/or contracts with service providers in the Humana Medicare Advantage network.

We Depend on Third Parties to Provide Us with Crucial Information and Data.

Humana provides a significant amount of information and services to the PSN, including claims processing, billing services, data collection and other information, including reports and calculations of costs of services provided and payments to be received by the PSN. The PSN does not own or control such systems and, accordingly, has limited ability to ensure that these systems are properly maintained, serviced and updated. In addition, information systems such as these may be vulnerable to failure, acts of sabotage and obsolescence. The PSN's business and results of operations could be materially and adversely affected by its inability, for any reason, to receive timely and accurate information from Humana.

The HMO relies on HFAS, a third party service provider, to provide various administrative and management services, including, but not limited to, claims processing and adjudication, certain management information services, regulatory reporting and customer services pursuant to the terms of the Services Agreement.

Because these services are outsourced as opposed to performed internally, we have less control over the manner in which these matters are handled and the accuracy and timeliness of the data provided to us than if we handled these functions internally. Additionally, any loss of information by Humana or HFAS could have a material adverse effect on our business and the results of its operations.

Claims Relating to Medical Malpractice and Other Litigation Could Cause Us to Incur Significant Expenses.

From time to time, we are a party to various litigation matters, some of which seek monetary damages. Managed care organizations may be sued directly for alleged negligence, including in connection with the credentialing of network providers or for alleged improper denials or delay of care. In addition, providers affiliated with the PSN or the HMO involved in medical care decisions may be exposed to the risk of medical malpractice claims. A small percentage of these providers do not have malpractice insurance. As a result of increased costs or inability to secure malpractice insurance, the percentage of physicians who do not have malpractice insurance may increase. Although most of its network providers are independent contractors, claimants sometimes allege that a PSN and/or HMO should be held responsible for alleged provider malpractice, particularly where the provider does not have malpractice insurance, and some courts have permitted that theory of liability. Similar to other managed care companies, the HMO may also be subject to other claims of its customers in the ordinary course of business, including claims arising out of decisions to deny or restrict reimbursement for services.

We cannot predict with certainty the eventual outcome of any pending litigation or potential future litigation, and there can be no assurances that we will not incur substantial expense in defending these or future lawsuits or indemnifying third parties with respect to the results of such litigation. The loss of even one of these claims, if it results in a significant damage award, could have a material adverse effect on our business. In addition, exposure to potential liability under punitive damage or other theories may significantly decrease our ability to settle these claims on reasonable terms.

We maintain errors and omissions insurance and other insurance coverage that we believe are adequate based on industry standards. Nonetheless, potential liabilities may not be covered by insurance, insurers may dispute coverage or may be unable to meet their obligations or the amount of insurance coverage and/or related reserves may be inadequate. There can be no assurances that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all. Moreover, even if claims brought against us are unsuccessful or without merit, we would have to defend our self against such claims. The defense of any such actions may be time-consuming and costly and may distract management's attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

Our Industry is Already Very Competitive; Increased Competition Could Adversely Affect Our Revenue; the PSN Competes with Other Service Providers for Humana's Business.

We compete in the highly competitive and regulated health care industry, which is subject to continuing changes with respect to the provisioning of services and the selection and compensation of providers. In 2006, approximately 86.9% of our revenue was generated pursuant to the Humana Agreements. Humana competes with other HMOs and PPOs in securing and serving patients in the Medicare Advantage Program. Companies in other health care industry segments, some of which have financial and other resources comparable to or greater than Humana, may become competitors to Humana. The market in Florida may become increasingly attractive to HMOs and PPOs that may compete with Humana or the HMO. Humana and the HMO may not be able to continue to compete effectively in the health care industry if additional competitors enter the same market.

The PSN competes with other service providers for Humana's business and Humana competes with other HMOs and PPOs in securing and serving patients in the Medicare Advantage Program. Failure to maintain favorable terms in its agreements with Humana would adversely affect our results of operations and financial condition.

Competitors of our PSN vary in size and scope, in terms of products and services offered. Our PSN competes directly with various national, regional and local companies that provide similar services. Some of the PSN's direct competitors are Continucare Corporation, Primary Care Associates, Inc., MCCI and Island Doctors, all based and operating in Florida. We believe that Continucare Corporation, Primary Care Associates, Inc. and MCCI provide PSN services to Humana in South Florida and Island Doctors provides PSN services to Humana in Central Florida. Additionally, companies in other health care industry segments, some of which have financial and other resources greater than ours, may become competitors in providing similar services at any given time. The market in Florida may become increasingly attractive to competitor PSNs due to the large population of Medicare participants. We and Humana may not be able to continue to compete effectively in the health care industry if additional competitors enter the same markets.

We believe that many of our competitors and potential competitors are substantially larger than our PSN and/or the HMO and have significantly greater financial, sales and marketing, and other resources. We believe that most of our competitors also have more experience operating as an HMO and that these competitors may be able to respond more rapidly to changes in the regulatory environment in which they operate and changes in managed care organization business or to devote greater resources to the development and promotion of their services than we can. Furthermore, it is our belief that some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves.

We are Dependent upon Certain Executive Officers and Key Management Personnel for Our Future Success.

Our success depends, to a significant extent, on the continued contributions of certain of our executive officers and key management personnel. The loss of these individuals could have a material adverse effect on our business, results of operations, financial condition and plans for future development. While we have employment contracts with certain executive officers and key customers of management, these agreements may not provide sufficient incentive for these persons to continue their employment with us. We compete with other companies in the industry for executive talent and there can be no assurance that highly qualified executives would be readily and easily available without delay, given the limited number of individuals in the industry with expertise particular to our business operations.

Our Business Activities Are Highly Regulated and New and Proposed Government Regulation or Legislative Reforms Could Increase Our Cost of Doing Business, and Reduce Our Customer Base, Profitability, and Liquidity.

Our business is subject to substantial federal and state regulation. These laws and regulations, along with the terms of our contracts and licenses, directly or indirectly regulate how we do business, what services we offer, and how we interact with our customers, providers, and the public. Healthcare laws and regulations are subject to frequent change and varying interpretations. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could adversely affect our business by, among other things:

            o imposing additional license, registration, or capital reserve requirements;

            o     increasing our administrative and other costs;

            o     forcing us to undergo a corporate restructuring;

            o increasing mandated benefits without corresponding premium increases;

            o limiting our ability to engage in inter-company transactions with our affiliates and subsidiaries;

            o     forcing us to restructure our relationships with providers; or

            o requiring us to implement additional or different programs and systems.

It is possible that future legislation and regulation and the interpretation of existing and future laws and regulations could have a material adverse effect on our ability to operate under the Medicare program and to continue to serve and attract new customers.

The Health Care Industry is Highly Regulated. Our Failure to Comply with Laws or Regulations, or a Determination that in the Past We Had Failed to Comply with Laws or Regulations, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations.

The health care services that we and our affiliated professionals provide are subject to extensive federal, state and local laws and regulations governing various matters such as the licensing and certification of our facilities and personnel, the conduct of our operations, billing and coding policies and practices, policies and practices with regard to patient privacy and confidentiality, and prohibitions on payments for the referral of business and self-referrals. These laws are generally aimed at protecting patients and not our shareholders, and the agencies charged with the administration of these laws have broad authority to enforce them. See "ITEM 1. BUSINESS - Government Regulation" for a discussion of the various federal government and the State laws and regulations to which we are subject.

The federal and state agencies administering the laws and regulations applicable to us have broad discretion to enforce them. We are subject, on an ongoing basis, to various governmental reviews, audits, and investigations to verify our compliance with our contracts, licenses, and applicable laws and regulations. These reviews, audits and investigations can be time consuming and costly. An adverse review, audit, or investigation could result in any of the following:

            o loss of the PSN's or the HMO's right to directly or indirectly participate in the Medicare program;

            o loss of one or more of the PSN's and/or the HMO's licenses to act as a service provider, HMO or third party administrator or to otherwise provide a service;

            o forfeiture or recoupment of amounts the PSN and/or the HMO has been paid pursuant to its contracts;

            o imposition of significant civil or criminal penalties, fines, or other sanctions on the Company and/or its key employees;

            o     damage to our reputation in existing and potential markets;

            o increased restrictions on marketing of the PSN's or the HMO's products and services; and

            o inability to obtain approval for future products and services, geographic expansions, or acquisitions.

The U.S. Department of Health and Human Services Office of the Inspector General, Office of Audit Services, or OIG, conducts reviews of Medicare Advantage plans to determine whether they used payment increases consistent with the requirements of the MMA. Under the MMA, when a Medicare Advantage plan receives a payment increase, it must reduce beneficiary premiums or cost sharing, enhance benefits, put additional payment amounts in a benefit stabilization fund, or use the additional payment amounts to stabilize or enhance access. There can be no assurances that the findings of an audit or investigation of our business would not have an adverse effect on us or require substantial modifications to our operations. In addition, private citizens, acting as whistleblowers, are entitled to bring enforcement actions under a special provision of the federal False Claims Act.

A Failure to Estimate Incurred But Not Reported Medical Benefits Expense Accurately Could Affect Our Profitability.

Direct medical expenses include estimates of future medical claims that have been incurred by the customer but for which the provider has not yet billed us ("IBNR"). IBNR estimates are made utilizing actuarial methods and are continually evaluated and adjusted by management, based upon our historical claims experience. Adjustments, if necessary, are made to direct medical expenses when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. Due to the inherent uncertainties associated with the factors used in these estimations, materially different amounts could be reported in our financial statements for a particular period under different conditions or using different, but still reasonable, assumptions. Although our past estimates of IBNR have typically been adequate, they may be inadequate in the future, which would adversely affect our results of operations. Further, the inability to estimate IBNR accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

If the HMO Is Required to Maintain Higher Statutory Capital Levels for Our Existing Operations or if We Are Subject to Additional Capital Reserve Requirements as We Pursue New Business Opportunities, Our Liquidity May Be Adversely Affected.

The HMO is subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, or net worth, and restrict the payment of dividends without appropriate regulatory notification and approvals.

At December 31, 2006, all of the HMO's cash and cash equivalents are subject to the restriction on the payment of dividends. The State of Florida may raise the statutory capital level from time to time. Other states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Regardless of whether Florida adopts risk-based capital requirements, the Florida Department of Insurance can require the HMO to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if it determines that maintaining additional statutory capital is in the best interests of the HMO's customers. Any increases in these requirements could materially increase our reserve requirements. In addition, as we continue to expand plan offerings in Florida or pursue new business opportunities, the HMO may be required to maintain additional statutory capital reserves. In either case, available funds could be materially reduced, and we could have less capital available to our PSN business operations, both of which could harm our ability to implement our business strategy.

We Are Required to Comply With Laws Governing the Transmission, Security and Privacy of Health Information That Require Significant Compliance Costs, and Any Failure to Comply With These Laws Could Result in Material Criminal and Civil Penalties.

Regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, require us to comply with standards regarding the exchange of health information within our company and with third parties, including healthcare providers, business associates and customers. These regulations include standards for common healthcare transactions, including claims information, plan eligibility, and payment information; unique identifiers for providers and employers; security; privacy; and enforcement. HIPAA also provides that to the extent that state laws impose stricter privacy standards than HIPAA privacy regulations, a state seeks and receives an exception from the Department of Health and Human Services regarding certain state laws, or state laws concerning certain specified areas, such state standards and laws are not preempted.

We conduct our operations in an attempt to comply with all applicable HIPAA requirements. Given the complexity of the HIPAA regulations, the possibility that the regulations may change, and the fact that the regulations are subject to changing and, at times, conflicting interpretation, our ongoing ability to comply with the HIPAA requirements is uncertain. Furthermore, a state's ability to promulgate stricter laws, and uncertainty regarding many aspects of such state requirements, make compliance more difficult. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA, payments may be delayed or denied. Additionally, the costs of complying with any changes to the HIPAA regulations may have a negative impact on operations. Sanctions for failing to comply with the HIPAA health information provisions include criminal penalties and civil sanctions, including significant monetary penalties. In addition, failure to comply with state health information laws that may be more restrictive than the regulations issued under HIPAA could result in additional penalties.

Recent Challenges Faced by CMS Related to Implementation of Part D May Temporarily Disrupt or Adversely Affect the PSN's and the HMO's Relationships with their Respective Customers.

Partially in anticipation of the implementation of Part D, CMS transitioned to new information and reporting systems, which has generated confusing and, we believe in some cases, erroneous customer and payment reports concerning Medicare eligibility and enrollment, most of which we believe reflects inadvertently disenrolled dual-eligible and other beneficiaries who were already customers of our PSN or HMO. In addition, recent media reports are prevalent concerning the confusion caused by failures in systems and reporting for Part D, particularly as these failures adversely affect the access of dual-eligibles and low-income beneficiaries to their prescription drugs. These developments could cause us to experience short-term disruptions in our operations and challenge our information and communications systems which could temporarily disrupt or adversely affect the PSN's or the HMO's relationships with their respective customers, resulting in a reduction of our customer base and adversely affecting our operating results.

We May Be Unsuccessful in Implementing Our Growth Strategy If We Are Unable to Expand into New Service Areas in a Timely Manner in Accordance with Our Strategic Plans.

Our strategy is to continue to focus on growth within certain geographic regions of Florida. Continued growth may impair our ability to manage existing operations and provide services efficiently and to manage our employees adequately. Future results of operations could be materially adversely affected if we are unable to manage growth efforts effectively.

We are seeking to continue to increase the PSN and the HMO customer base and to expand to new service areas within our existing markets and in other markets.

We are likely to incur additional costs if the PSN or the HMO enters service areas where it does not currently operate. Our rate of expansion into new geographic areas may also be limited by:

      o the time and costs associated with obtaining an HMO license to operate in a new area or expanding the HMO's licensed service area, as the case may be;

      o the PSN and/or the HMO's inability to develop a network of physicians, hospitals, and other healthcare providers that meets their respective requirements and those of the applicable regulators;

      o competition, which could increase the costs of recruiting customers, reduce the pool of available customers, or increase the cost of attracting and maintaining providers;

      o     the cost of providing healthcare services in those areas;

      o     demographics and population density; and

      o     the new annual enrollment period and lock-in provisions of the MMA.

We have Anti-Takeover Provisions Which May Make it Difficult to Acquire Us or Replace or Remove Current Management.

Provisions in our Articles of Incorporation and Bylaws may delay or prevent our acquisition, a change in our management or similar change in control transaction, including transactions in which our shareholders might otherwise receive a premium for their shares over then current prices or that shareholders may deem to be in their best interests. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove current management by making it more difficult for shareholders to replace members of the Board of Directors. Because the Board of Directors is responsible for appointing the members of the management team, these provisions could in turn affect any attempt by our shareholders to replace the current members of the management team. These provisions provide, among other things, that:

      o any shareholder wishing to properly bring a matter before a meeting of shareholders must comply with specified procedural and advance notice requirements;

      o special meetings of shareholders may be called only by the Chairman of the Board of Directors, the President or by the Board of Directors pursuant to a resolution adopted by a majority of the directors;

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

Our Quarterly Results Will Likely Fluctuate, Which Could Cause the Value of Our Common Stock to Decline.

We are subject to quarterly variations in medical expenses due to sometimes pronounced fluctuations in patient utilization. We have significant fixed operating costs and, as a result, are highly dependent on patient utilization to sustain profitability. Our results of operations for any quarter are not necessarily indicative of results of operations for any future period or full year. For example, we usually experience a greater use of medical services in the winter months. As a result, our results of operations may fluctuate significantly from period to period, which could cause the value of our Common Stock to decline.

The Market Price of Our Common Stock Could Fall as a Result of Sales of Shares of Common Stock in the Market or the Price Could Remain Lower because of the Perception that Such Sales May Occur.

We cannot predict the effect, if any, that future sales or the possibility of future sales may have on the market price of our Common Stock. As of December 31, 2006, there were approximately 50.3 million shares of our Common Stock outstanding, all of which are freely tradable without restriction or tradable in accordance with Rule 144 of the Securities Act with the exception of approximately 15.9 million shares, owned by certain of our officers, directors and affiliates which may be sold publicly at any time subject to the volume and other restrictions promulgated pursuant to Rule 144 of the Securities Act. In addition, as of December 31, 2006, approximately 5.2 million shares of our Common Stock were reserved for issuance upon the exercise of options which were previously granted and 355,000 shares of our Common Stock were reserved for future issuance upon conversion of the Series A Preferred Stock.

Sales of substantial amounts of our Common Stock or the perception that such sales could occur could adversely affect prevailing market prices which could impair our ability to raise funds through future sales of Common Stock.

The market price and trading volume of our Common Stock could fluctuate significantly and unexpectedly as a result of a number of factors, including factors beyond our control and unrelated to our business. Some of the factors related to our business include: termination of the Humana Agreements, announcements relating to our business or that of our competitors, adverse publicity concerning organizations in our industry, changes in state or federal legislation and programs, general conditions affecting the industry, performance of companies comparable to us, and changes in the expectations of analysts with the respect to our future financial performance. Additionally, our Common Stock may be affected by general economic conditions or specific occurrences such as epidemics (such as influenza), natural disasters (including hurricanes), and acts of war or terrorism. Because of the limited trading market for our Common Stock, and because of the possible price volatility, our shareholders may not be able to sell their shares of Common Stock when they desire to do so. The inability to sell shares in a rapidly declining market may substantially increase our shareholders' risk of loss because of such illiquidity and because the price for our Common Stock may suffer greater declines because of our price volatility.

Delisting of Our Common Stock from AMEX Would Adversely Affect Us and Our Shareholders.

Our Common Stock is listed on the AMEX. To maintain listing of securities, the AMEX requires satisfaction of certain maintenance criteria that we may not be able to continue to be able to satisfy. If we are unable to satisfy such maintenance criteria in the future and we fail to comply, our Common Stock may be delisted from trading on AMEX. If our Common Stock is delisted from trading on AMEX, then trading, if any, might thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. and consequently an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our Common Stock.

Our Common Stock May Not be Excepted from "Penny Stock" Rules, Which May Adversely Affect the Market Liquidity of Our Common Stock.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a "penny stock". The Securities and Exchange Commission's (the "Commission" or the "SEC") regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For example, such exceptions include any equity security listed on a national securities exchange such as the AMEX. Currently, our Common Stock meets this exception. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. In addition, if our Common Stock becomes delisted from the AMEX and we do not meet another exception to the penny stock regulations, trading in our Common Stock would be covered by the Commission's Rule 15g-9 under the Exchange Act for non-national securities exchange listed securities. Under this rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities also are exempt from this rule if the market price is at least $5.00 per share. If our Common Stock becomes subject to the regulations applicable to penny stocks, the market liquidity for our Common Stock could be adversely affected. In such event, the regulations on penny stocks could limit the ability of broker/dealers to sell our Common Stock and thus the ability of purchasers of our Common Stock to sell their shares in the secondary market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

Our principal executive office is located at 250 Australian Avenue South, Suite 400, West Palm Beach, Florida where we occupy 18,100 square feet at a current monthly rent of approximately $23,900 pursuant to a lease expiring March 31, 2011.

We have a satellite office in Daytona Beach, Florida where we occupy 5,700 square feet at a monthly rent of $8,800 pursuant to a lease expiring in January 2012.

The PSN leases eight offices serving patients in Central Florida and South Florida with an aggregate monthly rental payments of $45,000 pursuant to lease agreements with expiration dates ranging from one to six years from December 31, 2006.

The HMO leases four offices with an aggregate monthly rental payments of $18,900 pursuant to lease agreements with expiration dates ranging from two to four years from December 31, 2006. The HMO has recently entered in to a lease agreement, with a term commencing in May 2007 and expiring in May 2011, for a new facility in Central Florida with a monthly rental of $4,000.

ITEM 3 LEGAL PROCEEDINGS

We are a party to various legal proceedings which are either immaterial in amount to us or involve ordinary routine litigation incidental to our business and the business of our subsidiaries. There is no material pending legal proceedings, other than routine litigation incidental to our business to which we are a party or of which any of our property is the subject.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the American Stock Exchange under the symbol "MDF". The following table sets forth the high and low sales prices for our Common Stock, as reported by American Stock Exchange, for each full quarterly period within the two most recent years:

                                    High    Low
                                    ($)     ($)
                                   -----   -----
COMMON STOCK

Quarter ended March 31, 2005       $3.25   $2.14
Quarter ended June 30, 2005        $3.14   $2.16
Quarter ended September 30, 2005   $2.85   $2.41
Quarter ended December 31, 2005    $2.68   $2.00
Quarter ended March 31, 2006       $2.46   $1.82
Quarter ended June 30, 2006        $2.79   $1.94
Quarter ended September 30, 2006   $2.86   $2.21
Quarter ended December 31, 2006    $3.39   $2.12

At March 1, 2007, the price per share of our common stock was $2.16 and we believe we had approximately fifteen beneficial shareholders.

We have never declared or paid any cash dividends on our Common Stock and do not intend to pay cash dividends in the foreseeable future. Pursuant to Florida law, we are prohibited from paying dividends or otherwise distributing funds to our shareholders, except out of legally available funds. The declaration and payment of dividends on our Common Stock and the amount thereof will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. No assurance can be given that we will pay any dividends on our Common Stock in the future. We presently intend to invest our earnings, if any, in the development and growth of our operations.

In December 2006, we issued 25,000 shares of our common stock in settlement of certain litigation regarding services alleged to be performed by the plaintiff for our benefit. In exchange for our issuance of these shares, the plaintiff agreed to release us from any and all claims he has now or in the future against us. These shares of common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2006:

                                        Number of securities to be
                                          issued upon exercise of      Weighted-average       Number of securities
                                           outstanding options,        exercise price of    remaining available for
                                                 warrants            outstanding options,    issuance under equity
                                                and rights            warrants and rights      compensation plans
                                        --------------------------   --------------------   -----------------------
Equity compensation plans approved by
  security holders ..................            5,235,511                   $1.52                 2,238,400
                                                 ---------                   -----                 ---------

ITEM 6 SELECTED FINANCIAL DATA

Set forth below is our selected historical consolidated financial data for the five years ended December 31, 2006. The selected historical consolidated financial data should be read in conjunction with the consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report. The consolidated statement of operations data and balance sheet data for the years ended December 31, 2002, 2003, 2004 and 2005 are derived from our audited consolidated financial statements which have been audited by Kaufman, Rossin & Co., P.A. The consolidated statement of operations data and balance sheet data for the year ended December 31, 2006 are derived from our audited consolidated financial statements which have been audited by Grant Thornton LLP our independent registered public accounting firm.

                                                          For the years ended December 31,
                                      ------------------------------------------------------------------------
                                          2006           2005           2004           2003           2002
                                      ------------   ------------   ------------   ------------   ------------
Net revenues                          $228,216,073   $183,765,191   $158,069,791   $143,874,488   $140,063,566
Operating (loss)/ income              $   (232,952)  $  3,232,678   $ 11,855,915   $  7,106,428   $(10,898,177)
Income/(loss) from continuing
  operations before income taxes      $    825,561   $  3,849,549   $ 11,473,732   $  5,861,303   $(13,865,800)
Income/(loss) from continuing
  operations                          $    472,561   $  2,381,743   $ 18,853,978   $  5,861,303   $(13,865,800)
Discontinued operations, net of tax             --             --   $    (31,266)  $ (1,459,550)  $ (3,215,087)
Net income/(loss)                     $    472,561   $  2,381,743   $ 18,822,712   $  4,401,753   $(17,080,887)
Basic income/(loss) from continuing
  operations per share                $       0.01   $       0.05   $       0.42   $       0.17   $      (0.46)
Basic earnings/(loss) per share       $       0.01   $       0.05   $       0.42   $       0.13   $      (0.56)
Diluted earnings/(loss) per share     $       0.01   $       0.05   $       0.38   $       0.10   $      (0.56)
Weighted average common shares
  outstanding-basic                     50,032,555     48,975,803     45,123,843     34,750,173     30,374,669
Weighted average common shares
  outstanding-diluted                   51,472,616     51,007,396     50,028,303     46,914,839     30,374,669
Cash dividend declared                          --             --             --             --             --
Financial Position
Cash and equivalents                  $ 23,110,042   $ 15,572,862   $ 11,344,113   $  2,176,204   $    399,614
Total current assets                  $ 30,464,838   $ 24,479,528   $ 18,923,011   $  5,452,254   $  5,957,163
Total assets                          $ 41,841,033   $ 33,115,106   $ 28,037,263   $  9,223,729   $ 10,158,911
Total current liabilities             $ 10,911,770   $  3,416,244   $  3,224,633   $  7,822,298   $ 13,784,575
Total liabilities                     $ 10,911,770   $  3,416,244   $  3,474,633   $  9,726,390   $ 17,027,204
Total working capital                 $ 19,553,068   $ 21,063,284   $ 15,698,378   $ (2,370,044)  $ (7,827,412)
Long - term obligations,
  including current portion                     --             --   $  1,132,000   $  2,983,576   $  5,603,370
Total stockholder's equity/
  (accumulated deficit)               $ 30,929,263   $ 29,698,862   $ 24,562,630   $   (502,661)  $ (6,868,293)

(1) The financial data for 2004 includes a deferred tax asset of $8,281,110 and a benefit from income taxes of $7,380,246.

(2) The financial data for 2005 includes a deferred tax asset of $7,993,000 and an income tax expense of $1,467,806.

(3) The financial data for 2006 includes a deferred tax asset of $7,367,000 and an income tax expense of $353,000.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2006, substantially all of our revenue was directly or indirectly derived from reimbursements generated by Medicare Advantage health plans. As a result, our revenue and profitability are dependent on government funding levels for Medicare Advantage programs. See "ITEM 1 - DESCRIPTION OF BUSINESS - Medicare", "-Medicare Modernization Act".

For the twelve months ended December 31, 2006, approximately 86.9% of our revenue came from the Humana Agreements. The Humana Agreements have one-year terms and renew automatically each December 31 for additional one-year terms unless terminated for cause or upon 180 days' prior notice. Failure to maintain the Humana Agreements on favorable terms would adversely affect our results of operations and financial condition.

The Humana Agreements and the CMS Agreement are risk agreements under which the PSN and the HMO, respectively, receive net monthly payments per Participating Customer at a rate established by the agreements, also called a capitated fee. In accordance with the agreements, the capitated fee is a function of the number of Participating Customers, regardless of the actual utilization rate of covered services.

To the extent that the Participating Customers require more care than is anticipated, aggregate capitation fees may be insufficient to cover the costs associated with the treatment of such customers. If medical expenses exceed our estimates, except in very limited circumstances, we will be unable to increase the premiums we receive under these contracts during the then-current terms.

Relatively small changes in our ratio of medical expense to revenue can create significant changes in our financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported ( "IBNR") claims, may have a material adverse effect on our financial condition, results of operations and/or cash flows.

See "ITEM 1A. RISK FACTORS" for further discussion of the most significant risks that affect our business, financial condition, results of operations and/or cash flows.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 of the "Notes to Consolidated Financial Statements" included in this Form 10-K. As disclosed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results may ultimately differ materially from those estimates. We believe that the following discussion addresses our most critical accounting policies, including those that are perceived to be the most important to the portrayal of our financial condition and results of operations and that require complex and/or subjective judgments by management.

We believe that our most critical accounting policies include "Use of Estimates, Revenue, Expense and Receivables" and "Use of Estimates, Deferred Tax Asset."

Use of Estimates, Revenue, Expense and Receivables.

Revenue is primarily derived from risk-based health insurance arrangements in which the premium is fixed and paid to us on a monthly basis. We assume the economic risk of funding our customers' health care services and related administrative costs. Premium revenue is recognized in the period in which eligible individuals are entitled to receive health care services. Because we have the obligation to fund medical expenses we recognize gross revenue and medical expenses for these contracts in our consolidated financial statements. We record health care premium payments we receive in advance of the service period as unearned premiums.

CMS periodically retroactively adjusts the premiums paid to us based on the updated health status of participants. The factors considered in this update include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program. In addition, CMS also retroactively adjusts the number of customers enrolled in our HMO or PSN as a result of enrollment changes not yet processed, or not yet reported by Humana or CMS. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded by us for both our HMO and PSN. We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is received from Humana or CMS and the collectibility of the amount is reasonably assured.

Medical expenses for both the PSN and HMO are recognized in the period in which services are provided and include an estimate of our obligations for medical services that have been provided to our customers but for which we have either not yet received or processed claims, and for liabilities for physician, hospital and other medical expense disputes. We develop estimates for medical expense incurred but not reported using an actuarial process that is consistently applied. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care provider contract rate changes, medical care consumption and other medical expense trends. The actuarial process and models develop a range of projected medical claims payable and we accrue to the low end of the range. We accrue to the low end of the range, in accordance with FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, which states that when no amount within the range is a better estimate than any other amount, the minimum amount should be accrued. We estimate liabilities for physician, hospital and other medical expense disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies.

Each period, we re-examine previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimate recorded in prior year periods become more exact, we adjust the amount of our liability estimates, and include the changes in estimates in medical expense in the period in which the change is identified. In each reporting period, our operating results include the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our medical expenses payable are adequate to cover future claims payments required, such estimates are based on claims experience to date and various assumptions. Therefore, the actual liability could differ materially from the amounts recorded. See "Notes 2 and 6 to the Consolidated Financial Statements and "RISK FACTORS - "A Failure To Estimate Incurred But Not Reported..."

Use of Estimates, Deferred Tax Asset.

We have recorded a deferred tax asset of approximately $7.4 million at December 31, 2006. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. In order to utilize the deferred tax assets, we would have to generate taxable income of approximately $19.7 million. We believe that our current operations will generate sufficient income to fully utilize this asset. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material (see "Notes to Consolidated Financial Statements").

In the event we determine that we cannot, on a more likely than not basis, realize all or part of our deferred tax assets in the future, an adjustment to establish a deferred tax asset valuation allowance would be charged to income in the period such determination is made.

Net operating loss carryforwards by year of expiration are as follows:

  Year of
Expiration      Amount
----------   -----------
    2022     $15,098,000
    2025       1,193,000
             -----------
             $16,291,000
             ===========

Pending Adoption of an Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return and is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We are currently evaluating the effect this Interpretation will have on our financial position, liquidity and statement of income.

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

Adoption of Recent Accounting Pronouncement

During the fourth quarter of 2006, we adopted the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements. We determined that in 2004 we had included in our operating loss carryforward a tax benefit of approximately $513,000 that related to a subsidiary that had previously been liquidated. As a result of the prior liquidation of this subsidiary, the losses related to that subsidiary were not available to us and should not have been included in our deferred tax benefit when that benefit was realized in 2004 as a result of a reduction of the valuation allowance. We evaluated this matter using both the balance sheet (iron curtain) and income statement (rollover) approaches and concluded that the impact of this error was not material in 2004. We have determined that the impact of correcting this misstatement is material in 2006 and, therefore, as allowed by SAB 108, have recorded this as a cumulative effect change in the Consolidated Statement of Changes in Stockholders' Equity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

                                                   Payment Due by Period
                              --------------------------------------------------------------
                                             Less Than      1 - 3        3 - 5     More Than
  Contractual Obligations        Total        1 Year        Years        Years      5 years
---------------------------   -----------   ----------   ----------   ----------   ---------
Operating lease obligations   $ 6,317,000   $1,475,000   $2,671,000   $1,696,000    $475,000
Service Agreement               2,520,000      720,000    1,440,000      360,000          --
Employment obligations          1,410,000    1,410,000           --           --          --
                              -----------   ----------   ----------   ----------    --------
                              $10,247,000   $3,605,000   $4,111,000   $2,056,000    $475,000
                              ===========   ==========   ==========   ==========    ========

As of December 31, 2006, we had no long-term debt and no payment obligations that would constitute capital lease obligations.

Impact of Inflation

Inflation has a significant impact on the cost of medical care. According to a report issued in February 2007 by the Office of the Actuary at CMS, health care outlays are projected to grow at a rate of 6.4% annually between 2007 and 2016. The projected principal drivers for this growth include continued cost-increasing medical innovation, inflation, continued strong demand for prescription drugs and the aging baby-boomer demographic. We seek to minimize the impact of these increases by developing fixed fee or capitated arrangements that run for multiple years and which include built price increases that are more in line with the projected increases in Medicare reimbursement, which we are estimating to be approximately 3% annually.

Share Based Payments

Prior to January 1, 2006, we applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for our fixed-plan stock options. Under this method, compensation expense was recorded for fixed-plan stock options only if the current market price of the underlying stock exceeded the exercise price on the date of grant. SFAS No. 123 Accounting for Stock-Based Compensation and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) Share-Based Payment using the modified prospective transition method therefore we have not restated prior period results. Under the transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123.

As of December 31, 2006, there was $716,637 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

                           Comparison of 2006 and 2005

Summary

For the year ended December 31, 2006, we realized revenue of $228.2 million compared to $183.8 million in the prior year, an increase of approximately $44.4 million or 24.2%. Medical expenses for 2006 were $205.6 million, an increase of $40.5 million over 2005. Our ratio of medical expense to revenue (the "Medical Expense Ratio") increased to 90.1% in 2006 compared to 89.9% in 2005. As described below, effective July 1, 2005, the HMO began to provide services and realize revenue as compared to a full year of operations in 2006.

Income from continuing operations before income taxes for 2006 was $826,000 compared to $3.8 million in 2005. As described below, our results of operations for 2006, like those of 2005, continue to be negatively impacted by the losses related to the operations of our Medicare Advantage HMO. Net income for 2006 was $473,000 compared to $2.4 million for the year ended December 31, 2005.

Net earnings per share, basic was $0.01 for 2006 compared to $0.05 for 2005. The decrease in the basic net earnings per share in 2006, while primarily due to the decrease in net income, is also partially affected by the increase in the number of weighted average shares outstanding, from 48,975,803 in 2005 to 50,032,555 in the current year. The majority of the shares issued during 2006 relate to shares issued upon the exercise of stock options.

In both 2005 and 2006, we operated in two financial reporting segments, the PSN business and the Medicare Advantage HMO business.

The PSN reported a segment gain before income taxes and allocated overhead of $19.9 million for the year ended December 31, 2006, an increase of $4.4 million or 28.4% increase as compared to the prior year. The HMO segment, which commenced operations in July 2005, incurred a net loss before income taxes and allocated overhead of $11.7 million for the year ended December 31, 2006, compared to a loss of $6.6 million in 2005. Allocated overhead amounted to $7.4 million and $5.0 million in the years ended December 31, 2006 and 2005, respectively.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN and HMO as of December 31, 2006 and December 31, 2005 and (ii) the aggregate customers months the PSN and the HMO during 2006 and 2005.

            Customers at         Customer
            December 31         Months In
          ---------------   -----------------
           2006     2005      2006      2005
          ------   ------   -------   -------
PSN       25,600   26,200   309,000   315,000
HMO        3,800    1,400    35,600     4,200
          ------   ------   -------   -------
  Total   29,400   27,600   344,600   319,200
          ======   ======   =======   =======

At February 1, 2007 the HMO had approximately 4,600 customers and the PSN had approximately 25,700 customers.

In August 2005, the PSN discontinued its contractual relationship with one of its South Florida-based physician practices providing care to approximately 110 of the Humana Participating Customers and discontinued our contractual relationship with two additional South Florida-based physician practices providing care to approximately 680 of the Humana Participating Customers due to non-compliance with our policies and procedures. For the nine months ended September 30, 2005, the revenue and medical expenses related to these practices were $3.9 million and $4.1 million, respectively, resulting in a medical expense ratio of 104.2% and a net loss of approximately $163,000.

Revenue

                                   Year Ended December 31
                                ---------------------------        $           %
                                    2006           2005         Increase    Change
                                ------------   ------------   -----------   ------
PSN revenue from Humana         $198,429,000   $179,646,000   $18,783,000     10.5%
  Percentage of total revenue           86.9%          97.8%
HMO revenue                       28,235,000      2,825,000    25,410,000    899.5%
  Percentage of total revenue           12.4%           1.5%
Other                              1,552,000      1,294,000       258,000     19.9%
  Percentage of total revenue            0.7%           0.7%
                                ------------   ------------   -----------
Total revenue                   $228,216,000   $183,765,000   $44,451,000     24.2%
                                ============   ============   ===========

Revenue for 2006 increased $44.5 million, or 24.2%, over the prior year, from $183.8 million to $228.2 million.

PSN revenue is comprised of the following:

                     Year Ended December 31          $
                  ---------------------------     Increase       %
                      2006           2005        (Decrease)   Change
                  ------------   ------------   -----------   ------
Humana premiums   $198,429,000   $179,646,000   $18,783,000    10.5%
Fee-for-service      1,551,000      1,294,000   $   257,000    19.9%
                  ------------   ------------   -----------
  Total           $199,980,000   $180,940,000   $19,040,000    10.5%
                  ============   ============   ===========

PSN revenue increased 10.5%, from $180.9 million in 2005 to $200.0 million in 2006.

The PSN's significant source of revenue during both 2006 and 2005 was the premium revenue generated pursuant to the Humana Agreements (the "Humana Related Revenue"). The Humana Related Revenue increased from $179.6 million in 2005 to $198.4 million in 2006, an increase of approximately 10.5%.

The increase in Humana Related Revenue in 2006 (the "Humana Increase") is primarily attributable to:

      o approximately $21.4 million in rate increase of which $19.1 million of the increase related to Medicare Part D; and

      o Medicare risk adjustments ("MRA") that were retroactively approved by CMS in 2006 for 2004 and 2005 (approximately $809,000 of the Humana Increase). CMS adjusts the payments made to health plans based on changes on the MRA score. The purpose of risk adjustment is to use health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. From 2000 to 2003, risk adjusted payment accounted for only 10% of Medicare health plans payment, with the remaining 90% based on demographic factors. In 2004 and 2005, the portion of risk-adjusted payment was increased to 30% and 50%, respectively. The portion of risk-adjusted payment increased to 75% in 2006, with a 100% phase-in of risk-adjusted payment in 2007. The retroactive payments increased revenue in 2006.

This Humana Increase was primarily offset by a 2.0% decrease in Humana Participating Customer months from 315,000 in 2005 to 309,000 in 2006, which decreased Humana Related Revenue by approximately $3.3 million. As previously discussed, the decline in customer months in 2006 from 2005 was primarily a result of the termination of the contractual relationship with certain physicians during the last half of 2005.

The PSN's average per customer per month premium increased during 2006 approximately 15% in the Central Florida market and 7% in the South Florida market as compared to 2005. This increase is substantially due to the Part D premium, which began in 2006.

Based on the payments we have received from Humana in early 2007, we believe that the per customer per month premium from Humana will increase approximately 3% to 4% from 2006.

The fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers in our owned physician practices.

Revenue for the HMO was $28.2 million in 2006 as compared to $2.8 million in 2005. The HMO began generating revenue during the last two quarters of 2005. The increase in revenue in 2006 is primarily attributable to the increase in our customer base during 2006 and the operation of the HMO for the full year. Included in the HMO's 2006 revenue is approximately $53,000 attributable to MRA scores that were retroactively approved by CMS in 2006 for 2005.

We have estimated that the retroactive MRA score adjustment in 2007 for 2006 will not have a material impact on our revenue. However, there can be no assurance that our estimate of the retroactive risk score adjustment will not be materially different than that is ultimately approved by CMS. See "RISK FACTORS
- CMS's Risk Adjustment Payment System and Budget Neutrality..."

Expenses

                                      2006           2005        (Decrease)   Change
                                  ------------   ------------   -----------   ------
Total medical expenses            $205,619,000   $165,131,000   $40,488,000    24.5%
  Percentage of total revenue             90.1%          89.9%
Administrative payroll, payroll
  taxes and benefits                10,844,000      6,867,000   $ 3,977,000    57.9%
  Percentage of total revenue              4.8%           3.7%
Marketing and advertising            3,710,000      2,754,000   $   956,000    34.7%
  Percentage of total revenue              1.6%           1.5%
General and administrative           8,277,000      5,781,000   $ 2,496,000    43.2%
  Percentage of total revenue              3.5%           3.1%
                                  ------------   ------------   -----------
Total expenses                    $228,450,000   $180,533,000   $47,917,000    26.5%
                                  ============   ============   ===========

Total operating expenses for the year ended December 31, 2006 were $228.5 million, an increase of $47.9 over 2005. In 2006 we incurred approximately $40.4 million in expenses related to our HMO division, compared to $9.5 million in 2005.

Total Medical Expenses

Total medical expenses represent the total costs of providing patient care and are comprised of two components, direct medical expenses and other medical expenses. Total medical expenses were $205.6 million and $165.1 million for the years ended December 31, 2006 and 2005, respectively. Our Medical Expense Ratio increased from 89.9% in 2005 to 90.1% in the current year. Approximately $195.0 or 94.8% of our total medical expenses in 2006 are attributable to direct medical services such as inpatient and outpatient services, pharmacy benefits and physician services by non-affiliated providers. In 2005, approximately $154.8 or 93.8% of our total medical expenses were attributable to direct medical services. The increase is due, in part, to the fact that the HMO was in operation for all of 2006 and the HMO's direct medical expenses increased by approximately $26.5 million. The PSN's direct medical expenses increased by approximately $13.7 million, primarily as a result of the drug costs associated with the Part D benefit implemented in 2006. Other medical expenses include the salaries, taxes and benefits of the PSN's affiliated health professionals providing primary care services, as well as other costs associated with the operations of those practices. Approximately $10.6 million of our total medical expenses in 2006 related to physician practices we own as compared to $10.3 million in 2005.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, direct medical expenses include the cost of medical services provided to Humana Participating Customers by providers other than the PSN's affiliated providers ("Non-Affiliated Providers"). The Medical Expense Ratio for the PSN segment improved to 88.4% in 2006 as compared to 89.9% in 2005. During 2006, the PSN implemented various medical management techniques to improve the medical management of our customers. Some of these techniques included chart audits for all PSN Physicians, increasing our focus on certain elements of our Partners in Quality Program, implementing an outreach program for our more acutely ill customers in an effort to better manage the care for these individuals and developing a comprehensive recovery plan for customers that had serious events, such as hospitalizations or significant procedures.

During 2005, the PSN incurred approximately $4.0 million of medical expenses related to the implantation of certain Implantable Automatic Defibrillators ("AICD"). CMS has directed that the costs of certain of these procedures that meet 2005 eligibility requirements be paid by CMS rather than billed to Medicare Advantage plans. At December 31, 2005, we had estimated a recovery for AICD claims we had paid at December 31, 2005 of approximately $2.2 million, which was recorded as a reduction of medical expenses in 2005. During 2006, we continued to work with Humana to make certain that these cases met the eligibility criteria for payment by CMS. As a result of this effort, during 2006 we collected approximately $260,000 of this amount and recorded a charge of $1.6 million to medical expenses to reflect management's concern about the ultimate collectibility of this amount in light of, among other things, revised guidance by CMS regarding its reimbursement policies. At December 31, 2006 we estimated future recoveries of approximately $270,000 related to AICDs implanted in 2005. These amounts decreased our Medical Expense Ratio by 1.2 % in 2005 and increased our Medical Expense Ratio by .8% in 2006.

On February 26, 2007, CMS sent a notice to all Medicare Advantage organizations that certain formulas that had previously been provided by CMS for 2006 involving in the Part D risk corridor calculations were in error and needed to be corrected. These formulas related to fixed and flexible capitated Part D payment demonstration target amounts. The HMO was not impacted by these formula errors however; the PSN, through Humana, provides drug coverage that includes these types of arrangements. Since this formula error impacted 2006, we computed the impact and decreased our 2006 revenue by approximately $1.2 million for the estimated amount that we will be required to refund back to CMS through Humana.

The HMO's Medical Expense Ratio in 2006 was 102.4% as compared to 85.4% in 2005. Substantially all of this increase was attributed to the rapid growth of HMO in 2006, which, among other things, negatively impacted the medical management process and also resulted in higher than expected costs paid for medical services. During 2006, as a part of the medical management process, primary care physicians were required to pre-approve all medical services provided to the customer. We have determined that this pre-approval requirement was not effective and resulted in excess utilization and higher than expected costs paid for medical services. In early 2007, we have changed this process and now require the HMO's medical director pre-approve for certain services. As a result of the increased number of customers, the HMO is renegotiating the rates paid to certain hospitals and providers of outpatient services. We anticipate that as our customer base continues to grow, we will be able to positively impact our HMO's Medical Expense Ratio by entering into more capitated, rather than fee for service, contracts.

At December 31, 2006, we estimated our IBNR accrual for the HMO was between $4.6 million and $5.3 million and we recorded a liability of $4.6 million. At December 31, 2005, our IBNR accrual was estimated to be $694,000. Claims paid for 2005 in 2006 totaled $960,000 which exceeded the estimated accrual by $266,000. This difference was recorded as additional claims expense in 2006. The IBNR for the PSN at December 31, 2006 was determined to be between $11.5 million and $13.6 million and, as is our policy, we recorded an accrual of $11.5 million. At December 31, 2005, the IBNR accrual was estimated to be $12.5 million compared to actual claims paid in 2006 for 2005 of $13.2 million, a difference of $743,000. This difference increased medical expense in 2006.

Administrative Payroll, Payroll Taxes and Benefits

Administrative payroll, taxes and benefits include salaries and related costs for our executive, administrative and sales staff. For 2006, administrative payroll, taxes and benefits were $10.8 million, compared to the prior year's total of $6.9 million, an increase of $3.9 million. Administrative payroll, taxes and benefit costs associated with the HMO segment were $4.2 million in 2006 as compared to $2.5 million in 2005, an increase of approximately 68%. The HMO commenced operations in 2005 and these costs were incurred for only a portion of the year. In addition, during 2006 we increased the number of full time equivalents employed by the HMO from 47 to 71 as the number of customers enrolled in the HMO increased.

As the HMO increased in size and activity we also increased our corporate staff from 49 at December 31, 2005 to 68 at December 31, 2006, resulting in an increase in administrative payroll, taxes and benefits to $4.3 million in 2006 as compared to $2.5 million in 2005, a 72% increase. Substantially all of this increase is a result of the addition of new employees or a full year of compensation for employees added in 2005 with approximately $736,000 of the increase related to stock-based compensation expense.

Marketing and Advertising

Marketing and advertising expense, which are primarily advertising expense and commissions, for 2006 was $3.7 million in 2006 as compared to $2.8 million in 2005, an increase of 32.1%. When we launched the HMO in the second half of 2005, we incurred large initial marketing and advertising costs while introducing, branding and selling our HMO product. In 2006, we continued to brand our plan and also increased our marketing and advertising for new customers. Commencing in 2006, CMS instituted a limited enrollment period for Medicare Advantage plans between November and March which increased our marketing and advertising costs during the last quarter of 2006. We expect that these costs will decline slightly in 2007.

General and Administrative

General and administrative expenses for 2006 amounted to $8.3 million, an increase of $2.5 million, or 43.2% over the prior year. Approximately $1.8 million of this increase is attributable to the HMO being operational for all of 2006. The HMO incurred increased costs of $593,000 for claims processing and customer services costs, $400,000 in professional services fees primarily attributable to the expansion in 2007, $269,000 in lease costs relating to rents for the entire year and $149,000 in recruitment costs. Corporate general and administrative costs increased approximately $668,000 as a result of an increase in fees paid to our Board of Directors of $140,000; professional service costs of approximately $250,000, recruitment costs of $141,000 and lease costs of $70,000.

Other Income (Expense)

We realized other income of $617,000 in 2005 compared to $1.1 million in 2006. The increase was primarily as a result of an increase in investment income of $607,000 as we had more cash to invest and rates increased over 2005. Cash is invested in highly liquid securities, primarily certificates of deposits with short term maturities and money market fund. We expect to continue to invest our excess cash in this manner in 2007.

Income taxes

The 2006 results included income taxes of approximately $353,000, as compared to $1.5 million. This difference is a result of the decrease in pre-tax income between 2005 and 2006.

                           Comparison of 2005 and 2004

Summary

For the year ended December 31, 2005, we recognized revenue of $183.8 million compared to $158.1 million in the prior year, an increase of $25.7 million or 16.3%. Medical expenses for 2005 were $165.1 million, an increase of $27.3 million over 2004, resulting in an increase in our medical expense ratio from 87.1% to 89.9%.

Income before income taxes for 2005 was $3.8 million compared to $11.5 million in 2004. As described below, the 2005 results reflect losses related to the start-up operations of our Medicare Advantage HMO. Net income for 2005, inclusive of an income tax provision of $1.5 million, was $2.4 million compared to $18.9 million for the year ended December 31, 2004. The prior year included a $7.4 million tax benefit recorded at December 31, 2004. Basic net earnings per share, inclusive of a $0.03 charge to income tax, was $0.05 for the year ended December 31, 2005 compared to $0.42 in 2004. The prior year included $0.16 per share attributable to the $7.4 million tax benefit recorded at December 31, 2004. The decrease in the basic net earnings per share for the year ended December 31, 2005, while primarily due to the decrease in net income, partially reflects the increase in the number of weighted average shares outstanding, from 45,123,843 at December 31, 2004 to 48,975,803 in the current year. The majority of the shares issued during 2005 relate to shares issued upon the exercise of stock options.

In both 2004 and 2005, we operated in two financial reporting segments, the PSN business and the Medicare Advantage HMO business.

The PSN reported a segment gain before income taxes and allocated overhead of $15.5 million for the year ended December 31, 2005, a decrease of $1.7 million compared to the prior year. We began developing the Medicare Advantage HMO in the second half of 2004, and officially launched operations in July 2005. The HMO segment incurred a net loss before income taxes and allocated overhead of $6.6 million for the year ended December 31, 2005, compared to a net loss of only $433,000 in 2004. Allocated overhead amounted to $5.0 million and $5.4 million in the years ended December 31, 2005 and 2004, respectively. See Note 17 to the consolidated financial statements for additional segment information.

Customer Information

Total Medicare Advantage lives, the number of Medicare beneficiaries cared for by either our PSN or HMO, increased by approximately 900 customers from December 2004 to approximately 27,600 customers at December 2005. Customer months, the combined total customers of the HMO and PSN for each month of the measurement period, were 319,200 and 304,000 for the 2005 and 2004 years, respectively. Included in these numbers was approximately 4,200 customer months in our HMO in 2005, its first year of operation. Total customers enrolled in the HMO were approximately 1,400 at December 2005. The HMO's marketing efforts in December generated approximately 400 additional customers effective January 1, 2006.

During the year we discontinued our contractual relationship with three of our South Florida physician practices due to non-compliance with our policies and procedures. These centers accounted for approximately 790 customers, with corresponding revenue and medical expenses for the nine months of $3.9 million and $4.1 million, respectively, resulting in a medical expense ratio of 104.2% and a net loss of approximately $163,000 on this business. Two of the centers, accounting for approximately 680 of the customers, were cancelled effective October 1, 2005. The other center was cancelled effective August 1, 2005.

Revenue

                                         Year Ended
                                ---------------------------     %
                                 12/31/2005     12/31/2004    Change
                                ------------   ------------   ------
PSN revenue from Humana         $179,646,000   $156,648,000    14.7%
  Percentage of total revenue           97.8%          99.1%
HMO revenue                        2,825,000             --     n/a
  Percentage of total revenue            1.5%           0.0%
Other                              1,294,000      1,421,000    -8.9%
  Percentage of total revenue            0.7%           0.9%
                                ------------   ------------
Total revenue                   $183,765,000   $158,069,000    16.3%
                                ============   ============

Revenue for the year ended December 31, 2005 increased $25.7 million, or 16.3%, over the prior year, from $158.1 million to $183.8 million. PSN revenue from Humana increased 14.7%, from $156.6 million to $179.6 million. Approximately $15.4 million in incremental revenue was generated by 2005 premium and MRA increases that averaged approximately 9.6% in the Daytona market and 10.5% in South Florida, with the net increase in the customer base accounting for the balance.

Included in the 2005 funding increases were MRA increases totaling approximately $2.9 million. The purpose of risk adjustment is to use health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. From 2000 to 2003, risk adjusted payment accounted for only 10% of Medicare health plans payment, with the remaining 90% based on demographic factors. In 2004 and 2005, the portion of risk-adjusted payment was increased to 30% and 50%, respectively. The portion of risk-adjusted payment has increased to 75% in 2006, with the 100% phase-in of risk-adjusted payment to be completed in 2007.

For the last two years, we believe our has been positively impacted by Medicare's risk adjustment program. See "RISK FACTORS - CMS's Risk Adjustment Payment System and Budget Neutrality..."

Revenue for our newly operational HMO amounted to $2.8 million for 2005, all of which was generated in the last two quarters of the year.

Expenses

                                           Year Ended
                                  ---------------------------      %
                                   12/31/2005     12/31/2004    Change
                                  ------------   ------------   ------
Total medical expenses             165,131,000    137,756,000     19.9%
  Percentage of total revenue             89.9%          87.1%
Administrative payroll, payroll
  taxes and benefits                 6,867,000   $  4,394,000     56.3%
  Percentage of total revenue              3.7%           2.8%
Marketing and advertising            2,754,000        139,000   1884.0%
  Percentage of total revenue              1.5%           0.1%
General and administrative           5,781,000      3,924,000     47.3%
  Percentage of total revenue              3.1%           2.5%
                                  ------------   ------------
Total expenses                    $180,533,000   $146,213,000     23.5%
                                  ============   ============

Total operating expenses for the year ended December 31, 2005 increased $34.3 million over the prior year period, from $146.2 million to $180.5 million. The 2005 year included approximately $9.5 million in expenses related to our HMO division, compared to only $460,000 in 2004.

Total Medical Expenses

Total medical expenses represent the total costs of providing patient care and are comprised of two components, direct medical expenses and other medical expenses. Medical expenses totaled $165.1 million and $137.8 million for the years ended December 31, 2005 and 2004, respectively. Our medical expense ratio ("MER"), the ratio of total medical expense to revenue, increased from 87.1% in 2004 to 89.9% in the current year. The MER was adversely affected by a number of factors. The costs of plan benefit enhancements designed to increase enrollment approximated the 2005 funding increases, resulting in an incremental MER increase of 0.9% over the prior year. Second, as discussed above, we discontinued our relationships with three South Florida physician practices, which operated at an MER exceeding 104% for 2005, resulting in an overall 2005 MER increase of 0.4% over 2004. The balance of the MER increase (1.5%) was due to increased utilization and cost increases. The MER for our HMO division was approximately 85.4%

Administrative Payroll, Payroll Taxes and Benefits

Administrative payroll, taxes and benefits include salaries and related costs for our executive administrative and sales staff. For 2005, administrative payroll, taxes and benefits were $6.9 million, compared to the prior year's total of $4.4 million. Our HMO segment accounted for all of the net increase.

Marketing and Advertising

Marketing and advertising expense for 2005 was $2.8 million, compared to only $139,000 in 2004. This represents the costs and sales commissions incurred to launch our HMO AdvantageCare brand, and advertise and sell our new HMO product.

General and Administrative

General and administrative expenses for 2005 amounted to $5.8 million, an increase of $1.9 million over the prior year period. This increase is primarily attributable to the following expenses incurred in connection with the in the development, launch and operations of our HMO, principally with respect to legal and accounting, outsourced claims and customer services, and software implementation.

Other Income and Expenses

Other income and expenses increased from an expense of $382,000 in 2004 to income of $617,000 in 2005. Other income and expenses for 2005 included a decrease in interest expense of $282,000 from the prior year as we repaid all of the debt and IRS obligations in 2005. Investment income increased $349,000 for the year while other income increased $117,000, primarily resulting from refunds of prior year IRS interest and penalty charges relating to our discontinued pharmacy division. Included in 2004 was a $200,000 reserve on the note receivable from the purchaser ("Purchaser") of the pharmacy operations in 2003. This note was due in May 2004 and was in default as of December 31, 2004. On February 11, 2005, we and the Purchaser executed a settlement agreement requiring the note to be repaid in monthly installments ranging from $5,000 to $10,000, with interest at 8%, until paid in full. Approximately $52,000 of this note plus interest was collected in 2005 and included in other income and expenses.

Income taxes

The 2005 results included income taxes of approximately $1.5 million, as compared to a $7.4 million tax benefit in 2004 resulting from the recognition of a deferred tax asset, resulting in a decrease in net income from 2004 to 2005 of approximately $8.8 million.

                         Liquidity and Capital Resources

Total cash and equivalents at December 31, 2006 totaled approximately $23.1 million as compared to approximately $15.6 million at December 31, 2005. As of December 31, 2006, we had a working capital surplus of approximately $19.6 million as compared to a working capital surplus of approximately $21.1 million as of December 31, 2005, a decrease of approximately $1.5 million or 7.2%. This decrease is primarily a result of decreasing the current portion of the deferred tax asset between 2005 and 2006 by $1.9 million.

The HMO is required to maintain statutory minimum net worth requirements established by the Florida State Department of Insurance. At December 31, 2006, the statutory minimum net worth requirements was approximately $4.8 million and actual net deficit was approximately $1.3 million. Subsequent to year end, we transferred approximately $6.5 million to the HMO so that the HMO complies with all applicable statutory requirements. At December 31, 2006 the statutorily restricted cash and cash equivalents totals $12.5 million, including the $6.5 million transferred subsequent to year end as an addition to statutory net worth. The HMO is restricted from making dividend payments without appropriate regulatory notifications and approvals or to the extent such dividends would put them in non- compliance with statutory net worth requirements. At December 31, 2006, all of the HMO's cash and cash equivalents are subject to these dividend restrictions. Statutorily restricted cash is available for us to pay the liabilities of the HMO.

Our total stockholder equity increased approximately $1.2 million, or 4.1%, from approximately $29.7 million at December 31, 2005 to approximately $30.9 million at December 31, 2006.

We have an investment policy with respect to the investment of our cash and equivalents. The investment policy goal is to obtain the highest yield possible while investing only in highly rated instruments or investments with nominal risk of loss of principal. The investment policy sets forth a list of "Permitted Investments" and provides that any exceptions to the policy must be approved by the Chief Financial Officer or the Chief Executive Officer.

At December 31, 2006, we had no outstanding debt.

Net cash provided by operating activities for the year ended December 31, 2006 constituted approximately $9.2 million. The significant sources of cash from operating activities were:

      o     an increase in estimated medical expenses payable of $4.0 million;

      o     an increase in amounts due to CMS of $2.7 million;

      o     net income of $473,000

      o     a decrease in deferred income taxes of $353,000;

      o     an increase in net accounts receivable of $538,000,

      o     depreciation and amortization of $554,000; and

      o     an increase in accrued expenses of $474,000 million.

The major use of cash in operating activities was an increase in prepaid expenses and other assets of $803,000.:

Our increase in estimated medical expenses payable, also known as IBNR, is primarily attributable to the growth of the HMO. The HMO began operations in July 2005 and had 1,400 customers at December 31, 2005. During 2006, our customer base increased to 3,800 customers at December 31, 2006. In addition, the HMO's medical expenses increased from $2.4 million in 2005 to $28.9 million in 2006. These factors significantly contributed to the increase in the IBNR.

Net cash used in investing activities for the year ended December 31, 2006 was approximately $2.0 million of which $1.9 million was related to capital expenditures.

Net cash used in financing activities for the year ended December 31, 2006 was approximately $377,000 which consisted of proceeds from the exercise of stock options.

On May 6, 2005 we executed a one year unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $1.0 million. This line of credit has been extended to March 2007. The outstanding balance, if any, bears interest at the bank's prime rate.
 The credit facility requires us to comply with certain financial covenants, including a minimum liquidity requirement of $2.0 million. The availability under the line of credit secures a $1.0 million letter of credit that we have caused to be issued in favor of Humana. This arrangement allows for $1.0 million of cash, which was formerly invested in a certificate of deposit and recognized as restricted cash on our balance sheets, to be available for operations. We have not utilized this commercial line of credit in 2006 or 2005.

Our HMO continues to require a considerable amount of capital. In 2006, we contributed approximately $6.8 million to the HMO to finance the operations and growth of the HMO. In the year ended December 31, 2006 the HMO's business generated an $11.7 million segment loss before allocated overhead and income taxes. Although we expect that revenue will exceed total medical expenses, we anticipate that the HMO will continue to generate a loss in 2007 before allocated overhead and income taxes. The amount of the loss will be determined by a number of factors including medical utilization and related costs, and our decisions related to expansion and growth efforts. We are still not in a position to meaningfully estimate when, if ever, the HMO's business will become profitable and/or generate cash from operations, and we may be required to fund the development and expansion of the HMO business, including any associated losses, for an extended period of time. Nonetheless, we anticipate that the on-going development efforts, reserve requirements and operating costs for our still developing HMO business can be funded by our current resources and projected cash flows from operations until at least December 31, 2007.

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

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue, EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired. We also consider the market value of our own stock and those of companies similar to ours. As of December 31, 2006 we believe our intangible assets are recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                   For the Quarter Ended
                                          -----------------------------------------------------------------------
                                          December 31, 2006   September 30, 2006   June 30, 2006   March 31, 2006
                                          -----------------   ------------------   -------------   --------------
Net revenues                                 $55,728,588          $60,838,341       $56,881,610      $54,767,533
Gross Profit                                 $ 2,926,788          $ 8,642,312       $ 5,987,758      $ 5,219,023
Net (Loss)/Income                            $(2,720,313)         $ 2,532,029       $   404,147      $   256,697
Net (Loss)/Income - per share - basic        $     (0.05)         $      0.05       $      0.01      $        --
Net (Loss)/Income - per share - diluted      $     (0.05)         $      0.05       $      0.01      $        --

                                                                    For the Quarter Ended
                                          -----------------------------------------------------------------------
                                          December 31, 2005   September 30, 2005   June 30, 2005   March 31, 2005
                                          -----------------   ------------------   -------------   --------------
Net revenues                                 $47,076,537          $44,999,881       $46,169,207      $45,519,566
Gross Profit                                 $ 4,630,036          $ 4,858,861       $ 4,796,076      $ 4,349,473
Net (Loss)/Income                            $  (545,138)         $   539,493       $ 1,242,786      $ 1,144,602
Net (Loss)/Income - per share - basic        $     (0.01)         $      0.01       $      0.03      $      0.02
Net (Loss)/Income - per share - diluted      $     (0.01)         $      0.01       $      0.02      $      0.02

Significant Fourth Quarter Adjustments

On February 26, 2007, CMS sent a notice to all Medicare Advantage organizations that certain formulas that had previously been provided by CMS for 2006 involving in the Part D risk corridor calculations were in error and needed to be corrected. These formulas related to fixed and flexible capitated Part D payment demonstration target amounts. The HMO was not impacted by these formula errors however; the PSN, through Humana, provides drug coverage that includes these types of arrangements. Since this formula error impacted 2006, we computed the impact and recorded that amount as a decrease to our 2006 fourth quarter revenue of approximately $1.2 million for the estimated amount that we will be required to refund back to CMS through Humana.

During the fourth quarter of 2006, estimated medical claims expense related to dates of service prior to the forth quarter exceeded the amount recorded at September 30, 2006 by approximately $600,000. This additional amount was the result of higher than expected utilization and settlement amounts considered in our original estimate of medical claims incurred but not reported at the end of the third quarter of 2006. This amount has been recorded as an increase in direct medical expenses in the fourth quarter. In addition, we reduced the receivable from Humana for AICDs by $620,000 to reflect the impact of ongoing reviews of the cases in dispute.

During the fourth quarter of 2005, we made three adjustments that we deemed to be material to the results of the quarter. One adjustment was made to record the estimated recoveries for AICD payments totaled $2.2 million. A portion of the charges which give rise to the estimated recoveries were recorded in prior quarters. In addition, we increased our estimate of medical claims payable by $400,000 and we also accrued $911,000 of payroll, payroll taxes and benefits, primarily related to non-executive employee bonuses and costs associated with the termination of an employee.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management's Annual Report on Internal Control over Financial Reporting

      Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

      Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

      Based on our assessment, management believes that, as of December 31, 2006, the Company's internal control over financial reporting is effective.

      Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, our independent registered public accounting firm. They have issued an attestation report on our assessment of the company's internal control over financial reporting. Their report appears below.

(c) Attestation Report of Independent Registered Public Accounting Firm

      Board of Directors and Stockholders
      Metropolitan Health Networks, Inc. and Subsidiaries

      We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Metropolitan Health Networks, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and the related consolidated statements of income, changes in stockholders' equity (deficiency in assets) and cash flows for the year then ended and our report dated March 19, 2007 expressed an unqualified opinion on those financial statements.


      /s/  GRANT THORNTON LLP

      Miami, Florida
      March 19, 2007

(d) Changes in Internal Control over Financial Reporting

      Other than a change in the Chief Financial Officer, there were no changes in our internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As part of our system of corporate governance, our board of directors has adopted a code of ethics that is specifically applicable to our Chief Executive Officer and senior financial officers. This Code of Ethics for Senior Financial Officers, as well as our Code of Business Conduct and Ethics, applicable to all directors, officers and employees, are available on our web site at http://www.metcare.com. If we make substantive amendments to this Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

Additional information concerning our Audit Committee and regarding compliance with Section 16(a) of the Exchange Act responsive to this item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on June 7, 2007.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on June 7, 2007.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information is contained in our Proxy Statement with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference in response to this item.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information is contained in our Proxy Statement with respect to certain relationships and related transactions and Director independence is incorporated by reference in response to this item.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information is contained in our Proxy Statement with respect to principal accounting fees and services, is incorporated by reference in response to this item.

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

(1) Financial Statements.

                               METROPOLITAN HEALTH
                         NETWORKS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

                                    CONTENTS

                                                                            Page
                                                                            ----
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS................    F-2
CONSOLIDATED FINANCIAL STATEMENTS
  Balance Sheets ........................................................    F-4
  Statements of Income...................................................    F-5
  Statements of Changes in Stockholders' Equity (Deficiency in Assets)...    F-6
  Statements of Cash Flows...............................................    F-7
  Notes to Financial Statements..........................................    F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Metropolitan Health Networks, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Metropolitan Health Networks, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of income, changes in stockholders' equity (deficiency in assets), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Health Networks, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I is required as part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 3 to the financial statements, the Company has adopted staff accounting bulletin 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (SAB 108) in 2006. In addition; as discussed in Note 13 to the financial statements, the Company has adopted Statement of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (SFAS 123R) in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Metropolitan Health Networks, Inc. and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 19, 2007 expressed an unqualified opinion theron.


/s/ GRANT THORNTON LLP

Miami, Florida
March 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Metropolitan Health Networks, Inc. and Subsidiaries
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheet of Metropolitan Health Networks, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in stockholders' equity (deficiency in assets), and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the 2005 and 2004 information presented in Schedule I. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Health Networks, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2005 and 2004 information presented in Schedule I, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                        KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida
March 11, 2006, except for the 2005 and 2004 information presented in Schedule I, as to which the date is March 22, 2007

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                             ---------------------------
                                                                                 2006           2005
                                                                             ------------   ------------
                                  ASSETS
CURRENT ASSETS
  Cash and equivalents, including $12.5 in 2006 and $5.7 million in 2005
  statutorily limited to use by the HMO                                      $ 23,110,042   $ 15,572,862
  Accounts receivable, net of allowance of $601,000 and $556,000 in 2006
  and 2005, respectively                                                          674,709        400,974
  Due from Humana, net of allowance of $1.6 million in 2006                     2,970,821      3,783,000
  Inventory                                                                       284,777        201,430
  Prepaid expenses                                                                706,390        473,286
  Deferred income taxes                                                         1,600,000      3,500,000
  Other current assets                                                          1,118,099        547,976
                                                                             ------------   ------------
    TOTAL CURRENT ASSETS                                                       30,464,838     24,479,528
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
amortization of $1,561,000 and $2,210,000, respectively                         2,275,105        899,998
INVESTMENT                                                                        688,997        627,819
GOODWILL                                                                        1,992,133      1,992,133
DEFERRED INCOME TAXES                                                           5,767,000      4,493,000
OTHER ASSETS                                                                      652,960        622,628
                                                                             ------------   ------------
    TOTAL ASSETS                                                             $ 41,841,033   $ 33,115,106
                                                                             ============   ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                           $    887,174   $    969,184
  Accrued payroll and payroll taxes                                             1,810,428      1,459,098
  Estimated medical expenses payable                                            4,743,737        694,410
  Due to CMS                                                                    2,702,825             --
  Accrued expenses                                                                767,606        293,552
                                                                             ------------   ------------
    TOTAL CURRENT LIABILITIES                                                  10,911,770      3,416,244
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001 per share; stated value $100 per share;
    10,000,000 shares authorized; 5,000 issued and outstanding                    500,000        500,000
  Common stock, par value $.001 per share; 80,000,000 shares authorized;
    50,268,964 and 49,851,526 issued and outstanding, respectively                 50,269         49,851
  Additional paid-in capital                                                   41,453,311     40,182,889
  Accumulated deficit                                                         (11,074,317)   (11,033,878)
                                                                             ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                                                 30,929,263     29,698,862
                                                                             ------------   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 41,841,033   $ 33,115,106
                                                                             ============   ============

    The accompanying notes are an integral part of the consolidated financial statements.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                Years Ended December 31,
                                                       ------------------------------------------
                                                           2006           2005           2004
                                                       ------------   ------------   ------------
REVENUE                                                $228,216,073   $183,765,191   $158,069,791
MEDICAL EXPENSES
  Direct medical expenses                               195,017,923    154,784,254    129,178,725
  Other medical expenses                                 10,600,971     10,346,491      8,577,482
                                                       ------------   ------------   ------------
    Total Medical Expenses                              205,618,894    165,130,745    137,756,207
                                                       ------------   ------------   ------------
      GROSS PROFIT                                       22,597,179     18,634,446     20,313,584
OTHER OPERATING EXPENSES
  Administrative payroll, payroll taxes and benefits     10,843,979      6,866,806      4,394,415
  Marketing and advertising                               3,709,511      2,754,198        138,823
  General and administrative                              8,276,641      5,780,764      3,924,431
                                                       ------------   ------------   ------------
    Total Other Operating Expenses                       22,830,131     15,401,768      8,457,669
                                                       ------------   ------------   ------------
      OPERATING (LOSS) INCOME                              (232,952)     3,232,678     11,855,915
OTHER INCOME (EXPENSE):
  Interest income                                         1,057,007        449,752        100,506
  Other income (expense)                                    (16,396)       115,451       (282,689)
  Recovery (reserve) on note receivable - pharmacy           17,902         51,668       (200,000)
                                                       ------------   ------------   ------------
    Total other income (expense)                          1,058,513        616,871       (382,183)
  INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
    TAXES                                                   825,561      3,849,549     11,473,732
  Income tax expense (benefit)                              353,000      1,467,806     (7,380,246)
                                                       ------------   ------------   ------------
    INCOME FROM CONTINUING OPERATIONS                       472,561      2,381,743     18,853,978
DISCONTINUED OPERATIONS, NET OF TAX:
  Loss from operations of business segments                      --             --        (31,266)
                                                       ------------   ------------   ------------
    Total Discontinued Operations, Net Of Tax                    --             --        (31,266)
                                                       ------------   ------------   ------------
      NET INCOME                                       $    472,561   $  2,381,743   $ 18,822,712
                                                       ============   ============   ============
EARNINGS PER COMMON SHARE:
INCOME FROM CONTINUING OPERATIONS:
  Basic                                                $       0.01   $       0.05   $       0.42
                                                       ============   ============   ============
  Diluted                                              $       0.01   $       0.05   $       0.38
                                                       ============   ============   ============
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX:
  Basic                                                $         --   $         --   $         --
                                                       ============   ============   ============
  Diluted                                              $         --   $         --   $         --
                                                       ============   ============   ============
NET EARNINGS PER SHARE:
  Basic                                                $       0.01   $       0.05   $       0.42
                                                       ============   ============   ============
  Diluted                                              $       0.01   $       0.05   $       0.38
                                                       ============   ============   ============

    The accompanying notes are an integral part of the consolidated financial statements.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DEFICIENCY IN ASSETS)
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                                                               Common              Additional
                                       Preferred  Preferred     Stock     Common    Paid-in     Prepaid    Accumulated
                                         Shares     Stock      Shares     Stock     Capital     Expenses     Deficit       Total
                                       ---------  ---------  ----------  -------  -----------  ---------  ------------  -----------
BALANCES - DECEMBER 31, 2003             5,000     $500,000  38,527,699  $38,527  $31,343,887  $(146,742) $(32,238,333) $  (502,661)
Shares issued in connection with
  private placement, net of offering
  costs                                     --           --   5,004,999    5,005    2,947,995         --            --    2,953,000
Shares issued upon conversion of                         --                                           --            --
  convertible debt                          --           --   1,868,055    1,869    1,013,131         --            --    1,015,000
Exercise of options and warrants            --           --   2,269,202    2,269    1,142,972         --            --    1,145,241
Repurchase of warrants                      --           --          --       --     (113,250)        --            --     (113,250)
Shares issued for directors' fees           --           --     233,292      233      249,651         --            --      249,884
Shares issued for interest expense
  and late fees                             --           --       1,015        1          576         --            --          577
Shares issued in connection with            --           --                                                         --
  loan extension                            --           --     100,000      100       60,567    (60,667)           --           --
Amortization of securities issued for       --           --                                                         --
  professional services                     --           --          --       --           --    110,127            --      110,127
Tax benefit on exercise of options          --           --          --       --      882,000         --            --      882,000
Net income                                  --           --          --       --           --         --    18,822,712   18,822,712
                                         -----     --------  ----------  -------  -----------  ---------  ------------  -----------
BALANCES - DECEMBER 31, 2004             5,000      500,000  48,004,262   48,004   37,527,529    (97,282)  (13,415,621)  24,562,630
Shares issued for compensation              --           --      47,614       48      134,702         --            --      134,750
Exercise of options and warrants            --           --   1,799,650    1,799    1,426,658         --            --    1,428,457
Repurchase of warrants                      --           --          --       --      (85,000)        --            --      (85,000)
Amortization of securities issued for       --           --          --       --                                    --
  professional services                     --           --          --       --           --     97,282            --       97,282
Tax benefit on exercise of options          --           --          --       --    1,179,000         --            --    1,179,000
Net income                                  --           --          --       --           --         --     2,381,743    2,381,743
                                         -----     --------  ----------  -------  -----------  ---------  ------------  -----------
BALANCES - DECEMBER 31, 2005             5,000      500,000  49,851,526   49,851   40,182,889         --   (11,033,878)  29,698,862
Exercise of options and warrants            --           --     427,133      427      463,362         --            --      463,789
Stock-based compensation expense            --           --          --       --      736,315         --            --      736,315
Repurchase of shares from exercise of
  option                                    --           --     (94,695)     (94)    (326,345)        --            --     (326,439)
Shares issued for directors' fees           --           --      60,000       60       88,365         --            --       88,425
Shares issued for legal settlement          --           --      25,000       25       68,725         --            --       68,750
Tax benefit on exercise of options          --           --          --       --      240,000         --            --      240,000
Cumulative effect adjustment of
  adopting SAB 108                          --           --          --       --           --         --      (513,000)    (513,000)
Net income                                  --           --          --       --           --         --       472,561      472,561
                                         -----     --------  ----------  -------  -----------  ---------  ------------  -----------
BALANCES - DECEMBER 31, 2006             5,000     $500,000  50,268,964  $50,269  $41,453,311  $      --  $(11,074,317) $30,929,263
                                         =====     ========  ==========  =======  ===========  =========  ============  ===========

    The accompanying notes are an integral part of the consolidated financial statements.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                    ----------------------------------------
                                                                        2006          2005          2004
                                                                    -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $   472,561   $ 2,381,743   $ 18,822,712
  Adjustments to reconcile net income to net cash
    provided by/(used in) operating activities:
    Depreciation and amortization                                       554,354       355,318        341,772
    Write- off of uncollectible accounts                              1,740,000
    Stock-based compensation expense                                    736,315            --             --
    Shares issued for director fees                                      88,425            --             --
    Shares issued for legal settlement                                   68,750            --             --
    Reserve on note receivable - pharmacy                                    --            --        200,000
    Amortization of discount on notes payable                                --            --         52,185
    Stock issued for interest and late fees                                  --            --            577
    Stock issued for compensation and services                               --       134,750        249,884
    Amortization of securities issued for professional services              --        97,282        110,127
    Deferred income taxes                                               329,000     1,467,110     (7,399,110)
    Excess tax benefits from share-based compensation                  (240,000)           --             --
    Changes in operating assets and liabilities:
      Accounts receivable                                            (1,201,556)   (2,709,536)       664,253
      Inventory                                                         (83,347)       16,200         86,618
      Prepaid expenses                                                 (233,104)      (50,447)       (88,153)
      Other current assets                                             (570,123)       16,014       (265,565)
      Other assets                                                      (30,332)     (215,936)      (339,581)
      Accounts payable                                                  (82,011)      128,713       (915,877)
      Accrued payroll and payroll taxes                                 351,330       141,668     (2,989,022)
      Estimated medical expenses payable                              4,049,327       694,410             --
      Due to CMS                                                      2,702,825            --             --
      Accrued expenses                                                  498,054       108,820       (350,531)
                                                                    -----------   -----------   ------------
          Total adjustments                                           8,677,907       184,366    (10,642,423)
                                                                    -----------   -----------   ------------
        Net cash provided by operating activities                     9,150,468     2,566,109      8,180,289
CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments                                                     --     1,500,000     (1,500,000)
  Investments                                                           (61,177)     (627,819)            --
  Redemption of restricted certificates of deposit                           --     1,000,000             --
  Capital expenditures                                               (1,929,461)     (420,998)      (444,074)
                                                                    -----------   -----------   ------------
        Net cash (used in)/ provided by investing activities         (1,990,638)    1,451,183     (1,944,074)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                                                              --        282,000
  Repayments on notes payable                                                --    (1,132,000)    (1,063,354)
  Repayments on capital lease obligations                                    --            --       (107,407)
  Repurchase of warrants                                                     --       (85,000)      (113,250)
  Proceeds from exercise of stock options and warrants                  137,350     1,428,457      1,145,241
  Excess tax benefits from share-based compensation                     240,000            --             --
  Net proceeds from issuance of common stock                                 --            --      2,953,000
  Repayments to HMO, net                                                     --            --       (164,536)
                                                                    -----------   -----------   ------------
        Net cash provided by financing activities                       377,350       211,457      2,931,694
                                                                    -----------   -----------   ------------
NET INCREASE IN CASH AND EQUIVALENTS                                  7,537,180     4,228,749      9,167,909
CASH AND EQUIVALENTS - beginning of year                             15,572,862    11,344,113      2,176,204
                                                                    -----------   -----------   ------------
CASH AND EQUIVALENTS - end of year                                  $23,110,042   $15,572,862   $ 11,344,113
                                                                    ===========   ===========   ============

    The accompanying notes are an integral part of the consolidated financial statements.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                           Years ended December 31,
                                                     ------------------------------------
                                                        2006         2005         2004
                                                     ----------   ----------   ----------
Supplemental Disclosures:
  Interest Paid                                      $       --   $   20,195   $  306,020
                                                     ==========   ==========   ==========
Supplemental Disclosure of Non-cash Investing and
Financing Activities:
  Tax benefit on exercise of stock options           $       --   $1,179,000   $  882,000
                                                     ==========   ==========   ==========
  Fair value of assets received in
    connection with new medical facility             $       --   $       --   $   19,758
                                                     ==========   ==========   ==========
  Conversion of debt into common stock               $       --   $       --   $1,015,000
                                                     ==========   ==========   ==========
  Common stock issued for extension and
    interest fees on loans payable                   $       --   $       --   $   60,667
                                                     ==========   ==========   ==========

    The accompanying notes are an integral part of the consolidated financial statements.

               Metropolitan Health Networks, Inc. and Subsidiaries

                          Year Ended December 31, 2006

                   Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITY

Metropolitan Health Networks, Inc. (also referred to as "Metropolitan" "the Company," "we," "us," and "our") owns and operates provider service networks ("PSN") through our wholly owned subsidiary Metcare of Florida, Inc. We also operate a health maintenance organization ("HMO") through our wholly owned subsidiary, METCARE Health Plans, Inc.

The PSN operates under agreements (the "Humana Agreements") with a national health maintenance organization, Humana Inc. ("Humana") to provide medical care to Medicare beneficiaries. To deliver care, we utilize our wholly-owned medical practices and also have contracted directly or indirectly though Humana with non-owned medical practices, service providers and hospitals, (collectively the "Affiliated Providers"). The PSN operates in South Florida and Central Florida. Approximately 86.9% of our total revenue in 2006 was through the Humana Agreements.

Effective July 1, 2005, our wholly-owned subsidiary, METCARE Health Plans, Inc. ("the HMO"), became licensed and entered into a contract with the Centers for Medicare and Medicaid Services ("CMS") to begin offering Medicare Advantage plans to Medicare beneficiaries in six Florida counties. The HMO has been operating and marketing its "AdvantageCare" branded plan since July 2005. At December 31, 2006, the HMO offers plans in 12 counties in Florida. The HMO's agreement with CMS is generally renewed for a one-year term each December 31 unless CMS notifies the HMO of its decision not to renew by May 1 of the contract year, or the HMO notifies CMS of its decision not to renew by the first Monday in June of the contract year. Approximately 12.4% of our total revenue in 2006 was earned by the HMO.

We manage the PSN and HMO as separate business segments. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards ("FASB") No. 131, Disclosures about Segments of an Enterprise and Related Information, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups, the nature of the services provided, and benefits. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, goodwill and certain other assets and liabilities to our segments. Our segments do share overhead costs.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of Metropolitan Health Networks, Inc., and subsidiaries that we control. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The areas involving the most significant use of estimates are medical expenses payable, premium revenue, the impact of risk sharing provisions related to our Humana and Medicare contracts, amounts in dispute with Humana, the future benefit of the deferred tax asset and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events. We adjust these estimates each period as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted. Actual results may ultimately differ materially from those estimates.

Revenue

Revenue is primarily derived from risk-based health insurance arrangements in which the premium is fixed and is paid to us on a monthly basis. We assume the economic risk of funding our customers' health care services and related administrative costs. Premium revenue is recognized in the period in which eligible individuals are entitled to receive health care services. Because we have the obligation to fund the medical expenses we recognize gross revenue and medical expenses for these contracts in our consolidated financial statements. We record health care premium payments received in advance of the service period as unearned premiums.

CMS periodically retroactively adjusts the premiums paid to us based on the updated health status of participants (known as a medical risk adjustment or "MRA" score). The factors considered in this update include changes in demographic factors, risk scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program. Retroactive customer adjustments resulting from enrollment changes not yet processed, or not yet reported by Humana or CMS also occur. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded by us for both the HMO and PSN. We record any adjustment to this revenue at the time the information necessary to make the determination of the adjustment is received from the Humana or CMS and the collectibility of the amount is reasonably assured.

Our PSN's wholly owned medical practices also provide medical care to non-Humana customers on a fee-for-service basis. These services are typically billed to patients, Medicare, Medicaid, health maintenance organizations and insurance companies. Fee-for-service revenue is recorded at the net amount expected to be collected from the patient or from the insurance company paying the bill. Often this amount is less than the charge that is billed and such discounts reduce the revenue recorded.

Investment income is recorded as earned and is included in other revenue.

Medical Expense and Medical Claims Payable

Medical expenses for both the PSN and HMO are recognized in the period in which services are provided and include an estimate of our obligations for medical services that have been provided to our customers but for which we have either not yet received or processed claims, and for liabilities for physician, hospital and other medical expense disputes. We develop estimates for medical expense incurred but not reported using an actuarial process that is consistently applied. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care provider contract rate changes, medical care consumption and other medical expense trends. The actuarial process and models develop a range for medical claims payable and we accrue to the low end of the range. In accordance with FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, which states that when no amount within the range is a better estimate than any other amount, the minimum amount should be accrued, accordingly we accrue to the low end of the range. We estimate liabilities for physician, hospital and other medical expense disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies.

Each period, we re-examine previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability recorded in prior periods become more exact, we adjust the amount of the estimates, and include the changes in medical expense in the period in which the change is identified. In each reporting period, our operating results include the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our medical expenses payable are adequate to cover future claims payments required, such estimates are based the claims experience to date and various assumptions. Therefore, the actual liability could differ materially from the amounts recorded.

Medical expense also includes, among other things, the expense of operating our wholly owned practices, capitated payments made to affiliated primary care physicians and specialists, hospital costs, outpatient costs, pharmaceutical expense and premiums we pay to reinsurers net of the related reinsurance recoveries. Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to customers. Pharmacy expense represents payments for customers' prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when the rebates are earned according to the contractual arrangements with the respective vendors.

Both the HMO and PSN assume responsibility for the cost of all medical services provided to the customer. To the extent that customers require more frequent or expensive care than was anticipated, the revenue from Humana for the PSN, and CMS for the HMO, may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs will exceed the anticipated capitated revenue on the agreement, we would recognize a premium deficiency liability in current operations. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established. There are no premium deficiency liabilities recorded at December 31, 2006, 2005 or 2004 and because our contracts renew annually, we do not anticipate recording a premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

Cash, Cash Equivalents and Investments

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. From time to time, we maintain cash balances with financial institutions in excess of federally insured limits. Investments with maturities of less than one year are classified as short-term.

Inventory

Inventory consists principally of medical supplies which are stated at the lower of cost or market with cost determined by the first-in, first-out method.

Accounts Receivable

Accounts receivable are shown net of allowances for estimated uncollectible accounts..

The allowance for doubtful accounts is our best estimate of the amount of probable losses in our existing accounts receivable and is based on a number of factors, including collection history and a review of past due balances, with a particular emphasis on past due balances greater than 90 days old. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense currently.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. At December 31, 2006, we are not aware of any indicators of impairment.

We calculate depreciation using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining term of the lease. The range of useful lives is as follows:

Machinery and equipment...........................................   5 - 7 years
Computer and office equipment.....................................   3 - 7 years
Furniture and fixtures............................................   5 - 7 years
Auto equipment....................................................       5 years
Leasehold improvements............................................  3 - 10 years

Investment

Our investment consists of an equity interest in a non-assessable reciprocal insurance organization through which we have renewed our malpractice insurance and is carried at cost. If impairment occurs that is not considered temporary, the investment will be written down to net realizable value. At December 31, 2006, we do not believe any impairment has been incurred in connection with this investment.

Deferred Tax Asset

Realization of our deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material.

In the future, if we determine that we cannot, on a more likely than not basis, realize all or part of our deferred tax assets, an adjustment to establish a deferred tax asset valuation allowance would be charged to income in the period in which such determination is made.

Goodwill

Goodwill represents the unamortized excess of cost over the fair value of the net tangible and other intangible assets acquired related to the acquisition of certain physician practices by the PSN. SFAS No. 142, Goodwill and Other Intangible Assets, requires that we not amortize goodwill to earnings, but instead requires that we test at least annually for impairment at a level of reporting referred to as the reporting unit and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition.

SFAS No. 142 requires a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan, annual planning process, the market value of our shares and metrics of comparable companies. Impairment tests completed for 2006, 2005 and 2004 did not result in an impairment loss.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Stock Based Compensation

Prior to January 1, 2006, we applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for our fixed-plan stock options. Under this method, compensation expense was recorded for fixed-plan stock options only if the current market price of the underlying stock exceeded the exercise price on the date of grant. SFAS No. 123 Accounting for Stock-Based Compensation and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we had elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of these statements. Stock options issued to independent contractors or consultants were accounted for in accordance with SFAS No. 123 and expensed when issued.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) Share-Based Payment, using the modified prospective transition method, therefore we have not restated prior period results. Under the transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the estimated fair value as of the award at grant-date in accordance with the provisions of SFAS No. 123(R). We recognize these compensation costs net of an estimated forfeiture rate and recognize the compensation costs for only those shares expected to vest. We calculate the fair value of employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized on a straight-line basis over the vesting period of the stock options, which is generally up to four years. We estimated the forfeiture rate based on our historical experience.

As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before income taxes and net income for the year ended December 31, 2006, is approximately $736,000 lower than if we had continued to account for share-based compensation under Opinion 25.

Customer Acquisition Costs

Customer acquisition costs are those costs primarily related to the acquisition of new and renewal business within our HMO. Such costs include broker commissions and other costs we incur to acquire new business or renew existing business. We expense customer acquisition costs related to our employer-group prepaid health services policies as incurred in accordance with the Health Care Organization Audit and Accounting Guide. The arrangement between the customer and the HMO is typically for a one year period.

Advertising Costs

Advertising expense was approximately $1,519,618, $1,896,513 and $181,263 for the years ended December 31, 2006, 2005 and 2004, respectively and is expensed as incurred.

Income Taxes

We account for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes, which requires income taxes to be accounted for under the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reinsurance and Capitation

We have reinsurance arrangements that provide for the reimbursement of medical expenses based on maximum amounts per customer per year and per such customer's lifetime. Our deductible per customer per year is $125,000 for the HMO and ranges between $40,000 in South Florida and $125,000 in Daytona for the PSN. Premiums paid and amounts recovered under these agreements are recorded in medical expense.

Reclassifications

Amounts in other income (expense) were grouped together in 2004 and 2005 to conform to the 2006 presentation since the amounts were not significant on an individual basis.

Other Comprehensive Income

For all years presented, other than net income we had no comprehensive income items.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. FIN 48 proscribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We will adopt FIN 48 as of January 1, 2007, as required. We are currently evaluating the effect of FIN 48 will have on our financial position, liquidity and statement of income.

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

NOTE 3. CUMULATIVE EFFECT ADJUSTMENT

During 2006, we adopted the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements. We have determined that in 2004 we had included in our operating loss carry forward a tax benefit of approximately $513,000 that related to a subsidiary that had previously been liquidated. As a result of the prior liquidation of this subsidiary, the losses related to that subsidiary were not available to us and should not have been included in our deferred tax benefit when that benefit was realized in 2004 as a result of a reduction of the valuation allowance. We evaluated this matter using both the balance sheet (iron curtain) and income statement (rollover) approaches and concluded that the impact of this error was not material in 2004 and 2005. We have determined that the impact of correcting this misstatement is material in 2006 and, therefore, as allowed by SAB 108, we have recorded this as a cumulative effect change in the Consolidated Statements of Changes in Stockholders' Equity (Deficiency in Assets).

NOTE 4. MAJOR CUSTOMERS

Our PSN receives a monthly fee from Humana for each Humana customer that chooses a physician that the PSN owns or has contracted with as her or his primary care physician. The fixed monthly fee the PSN receives to cover the medical care required of that customer is typically based on a percentage of the premium received by Humana from CMS. Fees received by the PSN under these Humana Agreements are reported as revenue. During 2006, CMS approved a retroactive increase in the PSN's MRA score for 2004 and 2005 which resulted in retroactive payments in 2006 from Humana. The retroactive payment increased 2006 revenue by $809,000. Revenue from Humana accounted for approximately 86.9% of our total revenue in 2006, 98% of our total revenue in 2005, and 99% of our total revenue, excluding the discontinued segment, in 2004.

Humana may immediately terminate either of the Humana Agreements in the event that, among other things, the PSN and/or any of its Affiliated Provider's continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; in the event of one of the PSN's physician's death or incompetence; if the PSN engages in or acquiesces to any act of bankruptcy, receivership or reorganization; or if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). The PSN and Humana may also terminate each of the Humana Agreements upon 90 days' prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement. The Humana agreements may also be terminated upon 180-day notice of non-renewal by either party. Failure to maintain the Humana Agreements on favorable terms, for any reason, would adversely affect our results of operations and financial condition.

CMS

The HMO provides services to Medicare beneficiaries pursuant to the Medicare Advantage program. Under our agreement with CMS, the HMO is paid a fixed capitation payment each month based on the number of customers and adjusted for demographic and health risk factors. Inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs are also considered in the calculation of the fixed capitation payment by CMS. The initial term of the CMS Agreement has been renewed to December 31, 2007 and is subject to annual renewal at the election of CMS. Amounts payable under Medicare Advantage arrangements are subject to annual revision by CMS. The HMO realized additional revenue of approximately $53,000 in 2006 as a result of CMS retroactively approving increases in the MRA score for 2005. Premium revenue for the HMO was approximately 12.4% and 1.5% of our total revenue in 2006 and 2005, respectively.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

                                                    December 31,
                                              -----------------------
                                                 2006         2005
                                              ----------   ----------
Due from Humana, net of liabilities of
$16,089,000 in 2006 and $12,600,000 in 2005   $2,971,000   $3,783,000
Due from Fee For Service customers               974,000      797,000
Other                                            302,000      160,000
                                              ----------   ----------
                                               4,247,000    4,740,000
Allowance for doubtful accounts                 (601,000)    (556,000)
                                              ----------   ----------
  Total                                       $3,646,000   $4,184,000
                                              ==========   ==========

Under our Agreements with Humana we have the right to offset amounts owed to us with amounts we owe to Humana.

During 2005, the PSN incurred approximately $4.0 million of medical expenses related to the implantation of certain Implantable Automatic Defibrillators ("AICD"). CMS has directed that the costs of certain of these procedures that meet 2005 eligibility requirements be paid by CMS rather than billed to Medicare Advantage plans. At December 31, 2005, we had estimated a recovery for AICD claims we had paid at December 31, 2005 of approximately $2.2 million, which was recorded as a reduction of medical expenses in 2005. During 2006, we continued to work with Humana to make certain that these cases met the eligibility criteria for payment by CMS. As a result of this effort, during 2006 we collected approximately $260,000 of this amount and recorded a charge of $1.6 million to medical expenses to reflect management's concern about the ultimate collectibility of this amount in light of, among other things, revised guidance by CMS regarding its reimbursement policies. At December 31, 2006 we estimated future recoveries of approximately $270,000 related to AICDs implanted in 2005.

NOTE 6. ESTIMATED MEDICAL EXPENSES PAYABLE

Activity in medical expenses payable is as follows:

                                          Year Ending December 31,
                               ---------------------------------------------
                                    2006            2005           2004
                               -------------   -------------   -------------
Balance at beginning of year   $  13,144,000   $  10,947,000   $  13,008,000
  Incurred related to:
    Current year                 166,003,000     129,659,000     104,211,000
    Prior years                    1,009,000         964,000        (857,000)
                               -------------   -------------   -------------
      Total incurred             167,012,000     130,623,000     103,354,000
  Paid related to:
    Current year                (149,073,000)   (116,515,000)    (93,264,000)
    Prior years                  (14,154,000)    (11,911,000)    (12,151,000)
                               -------------   -------------   -------------
      Total paid                (163,227,000)   (128,426,000)   (105,415,000)
                               -------------   -------------   -------------
Balance at end of year         $  16,929,000   $  13,144,000   $  10,947,000
                               =============   =============   =============

Estimated medical expenses payable for the PSN and HMO are as follows:

                                         December 31,
                           ---------------------------------------
                               2006          2005          2004
                           -----------   -----------   -----------
Estimated Claims Payable
  PSN                      $12,185,000   $12,450,000   $10,947,000
  HMO                        4,744,000       694,000            --
                           -----------   -----------   -----------
                           $16,929,000   $13,144,000   $10,947,000
                           ===========   ===========   ===========

The unpaid claims accrual for the PSN are netted in the Due from Humana amount.

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Positive amounts reported for incurred related to prior years result from claims being ultimately settled for amounts more than originally estimated (unfavorable development).

The estimated medical expenses payable at December 31, 2005 ultimately settled during 2006 for $1.0 million more than the amounts originally estimated. This represents 0.8% of medical claim expenses recorded in 2005. The $1.0 million change in the amount incurred related to years prior to 2006 was primarily a result of unfavorable developments in our medical claims expense, with $743,000 of this amount related to the PSN and $266,000 related to the HMO.

As summarized in the previous table, the estimated medical expenses payable at December 31, 2004 ultimately settled during 2005 for $964,000 more than the amount originally estimated. This amount represents 1.0% of medical claim expenses recorded in 2005. This difference resulted primarily from unfavorable developments in our medical claims expense within the PSN.

Included in medical expense for 2006, 2005 and 2004 was stop loss premium expense of $2.5 million, $1.9 million and $1.8 million and stop loss recoveries of $1 million, $504,000 and $1 million, respectively.

NOTE 7 PRESCRIPTION DRUG BENEFITS UNDER MEDICARE PART D

On January 1, 2006, the HMO through CMS and the PSN through the Humana Agreements began providing prescription drug benefits in accordance with the requirements of Medicare Part D to the HMO's and PSN's Medicare Advantage customers. The benefits covered under Medicare Part D are in addition to the benefits covered by the HMO and the PSN under Medicare Parts A and B.

In general, pursuant to Medicare Part D, pharmacy benefits may vary in terms of coverage levels and out-of-pocket costs for beneficiary premiums, deductibles and co-insurance. However, all Part D plans must offer either "standard coverage" or its actuarial equivalent (with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage). These "standard" benefits represent the minimum level of benefits mandated by Congress. In addition to defined standard plans offered by the HMO, the PSN, through the Humana Agreements, offers certain prescription drug plans containing benefits in excess of the standard coverage limits.

The payment our HMO receives monthly from CMS for coverage under Medicare Part D (the "CMS Payment") generally represents the HMO's bid amount for providing Part D insurance coverage. We recognize premium revenue for the HMO's provision of Part D insurance coverage ratably over the term of the CMS Agreement. However, the ultimate amount of the CMS Payment is subject to 1) risk corridor adjustments and 2) subsidies provided by CMS in order for the HMO and CMS to share the risk associated with financing the ultimate costs of the Medicare Part D benefit.

The CMS payment is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the prescription drug benefit costs estimated by the HMO in making its bid to CMS (the "Estimated Costs") to actual incurred prescription drug benefit costs (the "Actual Costs"). For 2006 and 2007, in accordance with federal regulations, the HMO will bear all gains and losses that fall within 2.5% of its Estimated Costs. To the extent the Actual Costs exceed the Estimated Costs by more than 2.5%, CMS may make additional payments to the HMO. Conversely, to the extend the Estimated Costs exceed the Actual Costs by more than 2.5%, the HMO may be required to refund to CMS a portion of the CMS Payment. Actual Costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS standard benefit plan. We estimate and recognize an adjustment to premium revenue from CMS related to the risk corridor payment adjustment based upon pharmacy claims experience to date as if the CMS Agreement were to end at the end of each reporting period. Accordingly, this estimate does not take into consideration projected future pharmacy claims experience. It is reasonably possible that this estimate could change in the near term by an amount that could be material.

Certain subsidies represent reimbursements from CMS for claims the HMO paid even though it is not ultimately required to bear the risk in connection with such claims. These include federally reinsured claims where an HMO customer's actual drug spending reaches Part D's annual catastrophic threshold and certain deductible, coinsurance and co-payment amounts for low-income beneficiaries. We account for these subsidies as current liabilities in our balance sheet and as an operating activity in our consolidated statement of cash flows. We do not recognize premium revenue or claims expense for these subsidies.

The HMO recognizes pharmacy benefit costs as incurred. The HMO has subcontracted the pharmacy claims administration to a third party pharmacy benefit manager.

We also receive Medicare Part D revenue pursuant to the applicable percent of premium provided for in the Humana Agreements. As with the HMO, we estimate the pharmacy benefit costs as such costs are incurred by the PSN. With regards to the estimated amount of any risk corridor adjustments, we have utilized estimates provided by Humana to us and have performed a separate actuarial study of any risk corridor adjustments. We have adjusted our premium revenue based on these estimates. It is reasonably possible that this estimate could change in the near term by an amount that could be material.

On February 26, 2007, CMS sent a notice to all Medicare Advantage organizations that certain formulas that had previously been provided by CMS for 2006 involved in the Part D risk corridor calculations were in error and needed to be corrected. These formulas related to fixed and flexible capitated Part D payment demonstration target amounts. The HMO was not impacted by these formula errors however; the PSN, through Humana, provides drug coverage that includes these types of arrangements. Since this formula error impacted 2006, we computed the impact and recorded that amount as a decrease to our 2006 revenue of approximately $1.2 million for the estimated amount that we will be required to refund back to CMS through Humana. .

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                        December 31,
                                                 -------------------------
                                                     2006          2005
                                                 -----------   -----------
Medical Equipment                                $    74,000   $   135,000
Furniture & Equipment                                505,000       774,000
Leasehold Improvements                             1,771,000       760,000
Computers and Office Equipment                     1,425,000     1,380,000
Other                                                 61,000        61,000
                                                 -----------   -----------
                                                   3,836,000     3,110,000
Less Accumulated Depreciation and Amortization    (1,561,000)   (2,210,000)
                                                 -----------   -----------
                                                 $ 2,275,000   $   900,000
                                                 ===========   ===========

Depreciation and amortization of property and equipment totaled approximately $554,000, $345,000, and $280,000 in 2006, 2005, and 2004, respectively.

During 2006 and 2005, we disposed of fully depreciated fixed assets with historical costs of $1,203,000 and $778,000, respectively.

NOTE 9. LINE OF CREDIT

On May 6, 2005 we executed an unsecured one year commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $1.0 million. The line of credit has been extended to March 31, 2007. The outstanding balance bears interest at the bank's prime rate and the credit facility requires us to comply with certain financial covenants, including a minimum liquidity requirement. The availability under the line of credit secures a $1.0 million letter of credit that is issued in favor of Humana. We did not use this commercial line of credit in 2006 or 2005.

NOTE 10. RELATED PARTY TRANSACTIONS

During 2005, and 2004, we paid $17,000, and $295,000, respectively, to a company owned by a shareholder and director for services rendered as a physician in our provider network during the time he was a director. The director resigned from our board effective January 13, 2005.

NOTE 11. INCOME TAXES

The components of income taxes from continuing operations is as follows:

                                                   December 31,
                                       ------------------------------------
                                         2006        2005          2004
                                       --------   ----------   ------------
Provision (Benefit) for Income Taxes
Current
Federal                                $ 24,000   $       --   $         --
State                                        --           --             --
Deferred
Federal                                 299,000    1,253,000      3,696,000
State                                    30,000      215,000        629,000
Change in Valuation Allowance                --           --    (11,705,000)
                                       --------   ----------   ------------
Income Tax Expense (Benefit)           $353,000   $1,468,000   $ (7,380,000)
                                       ========   ==========   ============

A reconciliation of the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes with our income tax expense/(benefit) is as follows:

                                                          For the years ended December 31,
                                                        -----------------------------------
                                                          2006        2005          2004
                                                        --------   ----------   -----------
Statutory federal tax                                   $281,000   $1,309,000     3,901,000
State income taxes, net of federal income tax benefit     30,000      140,000       417,000
Permanent differences and other                           18,000       19,000         7,000
AMT tax                                                   24,000
Change in valuation allowance                                              --   (11,705,000)
                                                        --------   ----------   -----------
Income tax expense (benefit)                            $353,000   $1,468,000   ($7,380,000)
                                                        ========   ==========   ===========

Deferred tax assets and liabilities are as follows:

DEFERRED TAX ASSETS:

                                        As of December 31,
                                     -----------------------
                                        2006         2005
                                     ----------   ----------
  Allowances for doubtful accounts   $  297,000   $  209,000
  Net operating loss carryforward     6,130,000    7,593,000
  Stock-based compensation expense      277,000           --
  Accrued expenses                      336,000           --
  Depreciation and amortization         250,000      129,000
  Other                                  77,000      100,000
                                     ----------   ----------
  Total deferred tax assets           7,367,000    8,031,000
                                     ----------   ----------
DEFERRED TAX LIABILITIES:                    --           --
  Depreciation                               --       38,000
                                     ----------   ----------
  Total deferred tax liabilities             --       38,000
                                     ----------   ----------
  Net deferred tax asset             $7,367,000   $7,993,000
                                     ==========   ==========

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative (including, among others, projections of future taxable income, net operating loss carryforwards and our profitability in recent years), we determined that future realization of our deferred tax assets was more likely than not and, accordingly, eliminated the valuation allowance against our deferred tax assets as of December 31, 2004. In the event we determined that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to establish a deferred tax asset valuation allowance would be charged to income in the period such determination is made.

In, 2006, 2005 and 2004, tax benefits of $240,000, $1,179,000 and $882,000, respectively, were recorded directly to equity as a result of the exercise of non-qualified stock options.

At December 31, 2006, we had net operating loss carryforwards of approximately $16.3 million expiring in various years through 2025.

NOTE 12. STOCKHOLDERS' EQUITY

As of December 31, 2006, we had designated 10,000,000 preferred shares as Series A Preferred Stock, par value $.001, of which 5,000 were issued and outstanding. Each share of Series A Preferred Stock has a stated value of $100 and pays dividends equal to 10% of the stated value per annum. At December 31, 2006 and 2005, the aggregate and per share amounts of cumulative dividend arrearages were approximately $466,667 ($93 per share) and $416,667 ($83 per share), respectively. Each share of Series A Preferred Stock is convertible into shares of common stock at the option of the holder at the lesser of 85% of the average closing bid price of the common stock for the ten trading days immediately preceding the conversion or $6.00. We have the right to deny conversion of the Series A Preferred Stock at which time the holder shall be entitled to receive, and we shall pay, additional cumulative dividends at 5% per annum together with the initial dividend rate to equal 15% per annum. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock shall be entitled to receive a liquidating distribution before any distribution may be made to holders of our common stock. We have the right to redeem the Series A Preferred Stock at a price equal to 105% the price paid for the shares. The Series A Preferred Stock has no voting rights.

We have also designated 7,000 shares of preferred stock as Series B Preferred Stock, with a stated value of $1,000 per share. No shares of series B preferred stock have been issued.

In February 2004, we issued an aggregate of 5,004,999 shares of common stock (the "Private Placement Shares") at a price of $0.60 per share to 24 accredited investors and 1 non-accredited investor. We received $2,953,000 in proceeds, net of offering costs of approximately $50,000, from the sale of these Private Placement Shares.

Shares reserved for future issuance at December 31, 2006 is as follows:

                  Number of
                    Shares
                  ---------
Stock Options     5,236,000
Preferred Stock     355,059
                  ---------
Total             5,591,059
                  =========

Note 13. STOCK -BASED COMPENSATION

As of December 31, 2006, we had three nonqualified stock option plans, the 2001 Stock Option Plan, the Supplemental Stock Option Plan, and the Omnibus Equity Compensation Plan (together the "Plans"). The Plans are administered by the Compensation Committee of the Board of Directors. A total of 6,000,000 shares of our common stock are authorized for issuance pursuant to awards granted under the Omnibus Equity Compensation Plan. Total compensation cost that has been charged against income in 2006 for the Plans was $736,000.

We believe that stock option awards better align the interests of our employees with those of our shareholders. Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant, generally vest ratably over 4 years of continuous service and generally expire 10 years after the date of the grant. The options provide for accelerated vesting if there is a change in control as defined by the Plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option model that uses the assumptions noted in the table below. Because this option valuation model incorporates ranges of assumptions for inputs those ranges are disclosed. Expected volatilities are primarily based on implied volatilities from the historical volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model. The expected terms of the options granted represent the period of time that option grants are expected to be outstanding based on historical data; the range given below results from certain groups of employees exhibiting different behavior. The risk free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

                                      2006           2005           2004
                                  ------------   ------------   ------------
Risk Free Interest Rate           4.56% - 4.99%  2.82% - 4.43%  1.81% - 3.39%
Expected Option Life (in years)        2 - 4.5        1 - 4.5        2 - 4.5
Expected Volatility                         50%            50%            75%
Dividends to be Paid                      None           None           None

A summary of option activity under the Plans as of December 31, 2006 and the changes during the year then ended is presented below:

                                                                           Weighted
                                                              Weighted     Average
                                                               Average    Remaining     Aggregate
                                                              Exercise   Contractual    Intrinsic
                    Options                         Shares      Price        Term         Value
-----------------------------------------------   ---------   --------   -----------   ----------
Options outstanding at January 1, 2006            6,385,810     $1.63
Granted during the year                             400,000     $2.19
Exercised                                          (427,133)    $1.14
Forfeited                                          (400,800)    $2.82
Expired                                            (722,366)    $2.43
                                                  ---------     -----
Outstanding at December 31, 2006                  5,235,511     $1.52        5.60      $8,555,339
                                                  =========     =====        ====      ==========
Vested or expected to vest at December 31, 2006   4,979,935     $1.49        4.39      $8,274,699
                                                  =========     =====        ====      ==========
Exercisable at December 31, 2006                  3,531,674     $1.30        4.26      $6,684,406
                                                  =========     =====        ====      ==========

The weighted average grant date fair value of options grants during the years 2006, 2005 and 2004 was $0.84, $0.88 and $0.90, respectively. The fair value of non vested shares is determined based on the opening trading price of our shares at grant date. The aggregate intrinsic value of shares exercised in 2006 was approximately $749,000.

A summary of the status of our non vested shares as of December 31, 2006 and changes during the year then ended is presented below:

                                               Weighted
                                                Average
                                              Grant Date
       Non Vested Options           Shares    Fair Value
-------------------------------   ---------   ----------
Non vested at January 1, 2006     2,337,782      $0.94
Granted                             400,000      $0.84
Vested                             (912,911)     $0.84
Forfeited                          (121,034)     $1.13
                                  ---------
Non vested at December 31, 2006   1,703,837      $0.96
                                  =========

As of December 31, 2006, there was $716,637 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during the year ended December 31, 2006 was $769,114.

Cash received from option exercise under all share based payment arrangements for the year ended December 31, 2006 was $137,000. A tax benefit of $240,000 was realized from option exercise of the share-based payment arrangements in 2006.

It is our policy to issue new shares to satisfy share option purchases.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement 123 to options granted under our Plans in all periods presented prior to the adoption of Statement 123(R). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' vesting periods.

                                                    For the years ended
                                                       December 31,
                                                 ------------------------
                                                    2005         2004
                                                 ----------   -----------
Net Income                                       $2,381,743   $18,822,712
Less: Total stock-based employee compensation
  expense determined using the fair value
  method, net of related tax                       (967,904)     (141,398)
                                                 ----------   -----------
Adjusted net income                              $1,413,839   $18,681,314
                                                 ==========   ===========
Earnings per share:
  Basic, as reported                             $     0.05   $      0.42
                                                 ==========   ===========
  Basic, pro forma                               $     0.03   $      0.41
                                                 ==========   ===========
  Diluted, as reported                           $     0.05   $      0.38
                                                 ==========   ===========
  Diluted, pro forma                             $     0.03   $      0.37
                                                 ==========   ===========

NOTE 14. EARNINGS PER SHARE

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

                                                     For the years ended December 31,
                                                 ---------------------------------------
                                                     2006          2005          2004
                                                 -----------   -----------   -----------
Income from continuing operations                $   472,561   $ 2,381,743   $18,853,978
Loss from discontinued operations, net of tax             --            --       (31,266)
                                                 -----------   -----------   -----------
Net Income                                           472,561     2,381,743    18,822,712
Less: Preferred stock dividend                      (50,000)      (50,000)      (50,000)
                                                 -----------   -----------   -----------
Income available to common shareholders          $   422,561   $ 2,331,743   $18,772,712
                                                 ===========   ===========   ===========
Denominator:
Weighted average common shares outstanding        50,032,555    48,975,803    45,123,843
                                                 ===========   ===========   ===========
Basic earnings per common share                  $      0.01   $      0.05   $      0.42
                                                 ===========   ===========   ===========
Income available to common shareholders          $   422,561   $ 2,331,743   $18,772,712
Effect of Dilutive securities:
  Preferred stock dividends                               --            --        50,000
  Interest on convertible securities                      --            --         2,565
                                                 -----------   -----------   -----------
                                                 $   422,561   $ 2,331,743   $18,825,277
                                                 ===========   ===========   ===========
Denominator:
Weighted average common shares outstanding        50,032,555    48,975,803    45,123,843
Common share equivalents of outstanding stock:
  Convertible preferred                                   --            --     1,301,876
  Convertible debt                                        --            --        91,081
  Options and warrants                             1,440,061     2,031,593     3,511,503
                                                 -----------   -----------   -----------
Weighted average common shares outstanding        51,472,616    51,007,396    50,028,303
                                                 ===========   ===========   ===========
Diluted earnings per common share                $      0.01   $      0.05   $      0.38
                                                 ===========   ===========   ===========

Securities that would potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. The anti-dilutive securities consist of the following:

      o Options where the exercise price exceeds the average stock price for the year are considered antidilutive and are excluded form the above calculation. These options totaled 557,275 in 2006, 973,325 in 2005 and 3,204,800 in 2004. The weighted average exercise price of the options was $4.10 in 2006, $3.49 in 2005, and $2.16 in 2004.

      o     The Series A preferred stock.

NOTE 15. STATUTORY CAPITAL REQUIREMENTS

The HMO is required to maintain statutory minimum net worth requirements established by the Florida State Department of Insurance. At December 31, 2006, the statutory minimum net worth requirement was approximately $4.8 million and actual statutory net deficit was approximately $1.3 million. Subsequent to year end, we transferred $6.5 million to the HMO so that it complies with all applicable statutory requirements. At December 31, 2006, the statutorily restricted cash and cash equivalents were $12.5 million, including the $6.5 million transferred subsequent to year end. The HMO is restricted from making dividend payments without appropriate regulatory notifications and approvals or to the extent such dividends would put them out of compliance with statutory capital requirements. At December 31, 2006, all of the HMO's cash and cash equivalents are subject to these dividend restrictions. Statutorily restricted cash is available for us to pay the liabilities of the HMO. The GAAP deficit for the HMO is approximately $200,000. The difference between the GAAP and statutory deficit is primarily certain assets of the HMO, such as specific accounts receivables and fixed assets that are not admitted assets for statutory purposes.

Included in other assets on the consolidated balance sheets is a statutorily required $500,000 deposit with the Florida State Department of Insurance.

NOTE 16. EMPLOYEE BENEFIT PLAN

We adopted a tax qualified employee savings and retirement plan covering our eligible employees, the Metropolitan Health Network 401(k) Plan (the "401(k) Plan") as of July 1, 2004. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code (the "Code") and contains a feature described in Code Section 401(k) under which a participant may elect to reduce their taxable compensation by the statutorily prescribed annual limit of $15,000 (for the year ending December 31, 2006). Under the 401(k) Plan, new employees are eligible to participate after three consecutive months of service. At our discretion, we may make a matching contribution and a non-elective contribution to the 401(k) Plan. We expensed approximately $148,000, $125,000 and $75,000 for purposes of making matching contributions for the 2006, 2005 and 2004 plan years, respectively. The rights of the participants in the 401(k) Plan to our contributions do not fully vest until such time as the participant has been employed by us for three years.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Leases

We lease office and medical facilities under various non-cancelable operating leases through 2012. Approximate future minimum payments under these leases for the years subsequent to December 31, 2006 are as follows:

                                 Sublease   Net Minimum
         Buildings   Equipment    Amount      Payment
        ----------   ---------   --------   -----------
2007    $1,308,000    $167,000   $111,000    $1,364,000
2008     1,258,000     154,000    111,000     1,301,000
2009     1,132,000     127,000    114,000     1,145,000
2010     1,000,000      48,000    117,000       931,000
2011       627,000      21,000    120,000       528,000
2012       475,000          --     93,000       382,000
        ----------   ---------   --------   -----------
Total   $5,800,000    $517,000   $666,000    $5,651,000
        ==========   =========   ========   ===========

The renewal option on the leases range from 3 to 5 years and contain escalation clauses of up to 5%. Rental expense for 2006, 2005 and 2004 was $1.9 million, $1.4 million and $1.2 million, respectively.

In connection with the sale of the pharmacy division, we have subleased pharmacy facilities to the purchaser of the pharmacy division. In the event of such purchaser's default, we could potentially be responsible to fulfill these lease commitments.

Administrative Services Agreement

In 2005 we engaged a third party service provider (the "service provider") to provide various administrative and management services, including, but not limited to, claims processing and adjudication, certain management information services, regulatory reporting and customer services pursuant to the terms of an Administrative Services Agreement (the "Services Agreement"). The initial term of the Services Agreement is for five years and it expires on June 30, 2010 and thereafter is automatically renewable for additional one-year terms unless terminated by either party. We compensate the service provider for its management services based upon the number of enrolled customers subject to monthly minimum payments. The minimum monthly fee was $25,000 per month through June 30, 2006 and increased to $60,000 per month for the remaining four years. In addition, the service provider is compensated for providing additional programming services on an hourly basis. During 2006 and 2005, the Company paid an aggregate of $751,000 and $487,000 for services in accordance with the Services Agreement.

Litigation

Pursuant to an unanimous written consent of our Board of Directors dated July 22, 1999, a former President and former Chairman of the Board (the "Former Officer") of the Company was granted 1,500,000 shares of our common stock as collateral for his personal guarantee of a loan provided to us. The consent provided that upon release of the personal guarantee, the shares are to be returned to us and was signed by the Former Officer. Effective January 28, 2000, the Former Officer resigned and included in a Board resolution relating to his resignation the 1,500,000 shares being held as collateral pursuant to the financing were specifically addressed and identified as being due back to us when the shares were released as collateral against the loan. On May 25, 2006, Metropolitan Health Networks received a demand letter from an attorney representing this Former Officer. Pursuant to the letter, the attorney claimed that the 1,500,000 restricted shares in our common stock was valued at $2.49 as of May 24, 2006 with a market value of $3,735,000. The Former Officer offered to tender the shares back to us in exchange for payment of $1.00 per share.

Principally, the dispute between the parties centers around whether the Former Officer received an outright grant in the shares or whether he received a conditional grant and is required to return the shares to us without compensation. We have responded to the demand letter requesting that the Former Officer provide further documentation regarding his purported ownership of the shares. The Former Officer responded to the letter, refusing to provide any information and threatening to file a lawsuit on July 19, 2006. The body of the complaint provided with the Former Officer's response asserts two counts, one for breach of contract and one for specific performance. Each count alleges that we breached our contract with the Former Officer by refusing to remove the restrictions on the shares. The Company was served with the complaint on March 13, 2007. We believe, based on current facts and the advice of counsel, that this matter will not have a material adverse effect on our financial position or the results of our operations.

We are also a party to certain other claims arising in the ordinary course of business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or the results of our operations.

NOTE 18. SEGMENTS

We operate in two segments for purposes of presenting financial information and evaluating our performance, the Provider Service Network (the "PSN") (managed care and direct medical services) and the HMO. The HMO division began operations July 2005.

YEAR ENDED DECEMBER 31, 2006                  PSN            HMO           Total
--------------------------------------   ------------   ------------   ------------
Revenues from external customers         $199,981,000   $ 28,235,000   $228,216,000
Interest (expense) income                          --        424,000        424,000
Depreciation and amortization                 224,000        152,000        376,000
Segment profit (loss) before allocated
  overhead and income tax                  19,884,000    (11,700,000)     8,184,000
Allocated corporate overhead                4,049,000      3,309,000      7,358,000
Segment profit (loss) after allocated
  overhead and before income               15,835,000    (15,009,000)       826,000
Segment assets                             18,070,000     15,131,000     33,201,000

Included in allocated corporate overhead in 2006 was approximately $8,003,000 of operating costs, inclusive of depreciation and amortization of approximately $178,000. This amount was reduced by interest income of of approximately $633,000. Corproate assets are approximately $8,640,000.

YEAR ENDED DECEMBER 31, 2005                  PSN           HMO           Total
--------------------------------------   ------------   -----------   ------------
Revenue from external customers          $180,940,000   $ 2,825,000   $183,765,000
Interest (expense) income                      (3,000)       75,000         72,000
Depreciation and amortization                  60,000        16,000         76,000
Segment profit (loss) before allocated
  overhead and income taxes                15,488,000    (6,599,000)     8,889,000
Allocated corporate overhead                3,268,000     1,771,000      5,039,000
Segment profit (loss) after allocated
  overhead and before income taxes         12,220,000    (8,370,000)     3,850,000
Segment assets                             18,006,000     6,644,000     24,650,000

Included in allocated corporate overhead in 2005 were operating expenses of $5,587,000, inclusive of depreciation and amortization of $279,000. This amount was adjusted by interest income of $374,000 and interest expense was $11,000. Corporate assets were approximately $8,465,000.

YEAR ENDED DECEMBER 31, 2004                  PSN       Pharmacy       HMO          Total
--------------------------------------   ------------   --------   ----------   ------------
Revenue from external customers          $158,070,000   $     --   $       --   $158,070,000
Interest (expense) income                     (24,000)    13,000       27,000         16,000
Depreciation and amortization                 108,000         --           --        108,000
Segment profit (loss) before allocated
  overhead                                 17,242,000    (31,000)    (433,000)    16,778,000
Segment tax expense (benefit)               6,488,000    (12,000)    (163,000)     6,313,000
Allocated corporate overhead                5,133,000         --      203,000      5,336,000
Segment profit (loss) after allocated
  overhead and before income taxes         12,109,000    (31,000)    (636,000)    11,442,000
Segment assets                             16,277,000      1,000    2,727,000     19,005,000

Included in allocated corporate overhead in 2004 were operating expenses of $4,927,000, inclusive of depreciation and amortization of $234,000. This amount was adjusted by interest income of $73,000 and interest expense of $296,000. Corporate assets were approximately $9,032,000.

NOTE 19. VALUATION AND QUALIFYING ACCOUNTS

Activity in our Valuation and Qualifying Accounts consists of the following:

                                                  Years Ended December 31,
                                          ---------------------------------------
                                             2006          2005          2004
                                          ----------   -----------   ------------
Allowance for doubtful trade accounts
  - continuing
operations:
Balance at beginning of period            $  556,000   $ 2,921,000   $  2,539,000
Charged to costs and expenses                     --            --             --
Increase (Deductions)                         45,000    (2,365,000)       382,000
                                          ----------   -----------   ------------
Balance at end of period                  $  601,000   $   556,000   $  2,921,000
                                          ==========   ===========   ============
Allowance for note receivable:
Balance at beginning of period            $  161,000   $   200,000   $         --
Charged to costs and expenses                     --            --        200,000
Increase (Deductions)                        (18,000)      (39,000)            --
                                          ----------   -----------   ------------
Balance at end of period                  $  143,000   $   161,000   $    200,000
                                          ==========   ===========   ============
Allowance for AICD receivable:
Balance at beginning of period            $       --   $        --   $         --
Charged to costs and expenses              1,621,000            --             --
Increase (Deductions)                             --            --             --
                                          ----------   -----------   ------------
Balance at end of period                  $1,621,000            --             --
                                          ==========   ===========   ============
Deferred tax asset valuation allowance:
Balance at beginning of period            $       --   $        --   $ 11,705,000
Additions                                         --            --             --
Deductions                                        --            --    (11,705,000)
                                          ----------   -----------   ------------
Balance at end of period                  $       --   $        --   $         --
                                          ==========   ===========   ============

(2)   Financial schedules required to be filed by Item 8 of this form, and by
      Item 15(d) below:

Schedule I Condensed Financial Information of Registrant

All other financial schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

                       METROPOLITAN HEALTH NETWORKS, INC.
                                  EXHIBIT INDEX
                          Year Ended December 31, 2006

(3) Exhibits

3.1   Articles of Incorporation, as amended (1)

3.2   Amended and Restated Bylaws (2)

10.1 Physician Practice Management Participation Agreement, dated August 2, 2001, between Metropolitan of Florida, Inc. and Humana, Inc. (3)

10.2 Letter of Agreement, dated February 2003, between Metropolitan of Florida, Inc. and Humana, Inc. (4)

10.3 Physician Practice Management Participation Agreement, dated December 1, 1998, between Metcare of Florida, Inc. and Humana, Inc.(5)

10.4  Supplemental Stock Option Plan (6)

10.5  Omnibus Equity Compensation Plan (7)

10.6  Amended and Restated Employment Agreement between Metropolitan and Michael
      M. Earley dated January 3, 2005 (9)

10.7  Amended and Restated Employment Agreement between Metropolitan and Robert
      J. Sabo dated November 9, 2006 (10)

10.8  Amended and Restated Employment Agreement between Metropolitan and Roberto
      L. Palenzuela dated January 3, 2005 (9)

10.9  Amended and Restated Employment Agreement between Metropolitan and Debra
      A. Finnel dated January 3, 2005 (9)

10.10 Employment Agreement between Metcare of Florida, Inc. and Jose A. Guethon, M.D. (5)

10.11 Form of Option Award Agreement for Option Grants to Directors pursuant to the Omnibus Compensation Plan (5)

10.12 Form of Option Award Agreement for Option Grants to Key Employees pursuant to the Omnibus Compensation Plan (5)

10.13 Form of Option Award Agreement for Option Grants to Employees pursuant to the Omnibus Compensation Plan (5)

10.14 Agreement between Metcare of Florida, Inc. and the Centers for Medicare and Medicaid Services (5)

10.15 Transition and Severance Agreement between Metropolitan and David S. Gartner, dated August 18, 2006. (11)

14.1  Code of Business Conduct and Ethics (5)

21.1  List of Subsidiaries (8)

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

----------
*     filed herewith

**    furnished herewith

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

(4) Incorporated by reference to Metropolitan's Amendment to Annual Report for the year ended December 31, 2003 on Form 10-K/A filed with the Commission on July 28, 2004. Portions of this document have been omitted and were filed separately with the SEC on July 28, 2004 pursuant to a request for confidential treatment.

(5) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 16, 2006.

(6) Incorporated by reference to Metropolitan's Amendment to Annual Report for the year ended December 31, 2003 on Form 10-K/A filed with the Commission on July 28, 2004.

(7) Incorporated by reference to Metropolitan's Registration Statement on Form S-8 filed with the Commission on February 24, 2005 (No. 333-122976).

(8) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 22, 2004.

(9) Incorporated (by reference to our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 22, 2005.

(10) Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on October 20, 2006.

(11) Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on August 18, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23 rd day of March 2007.

                       METROPOLITAN HEALTH NETWORKS, INC.


                                        By: /s/ MICHAEL M. EARLEY
                                            ------------------------------------
                                            Michael M. Earley, Chairman and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.


March 23, 2007                          /s/ MICHAEL M. EARLEY
                                        ----------------------------------------
                                        Michael M. Earley
                                        Chairman and Chief Executive Officer


March 23, 2007                          /s/ ROBERT J. SABO
                                        ----------------------------------------
                                        Robert J. Sabo
                                        Chief Financial Officer


March 23, 2007                          /s/ DEBRA A. FINNEL
                                        ----------------------------------------
                                        Debra A. Finnel
                                        President, Chief Operating Officer and
                                        Director


March 23, 2007                          /s/ KARL M. SACHS
                                         ---------------------------------------
                                        Karl M. Sachs
                                        Director


March 23, 2007                          /s/ MARTIN W. HARRISON
                                        ----------------------------------------
                                        Martin W. Harrison
                                        Director


March 23, 2007                          /s/ ERIC HASKELL
                                        ----------------------------------------
                                        Eric Haskell
                                        Director


March 23, 2007                          /s/ BARRY T. ZEMAN
                                        ----------------------------------------
                                        Barry T. Zeman
                                        Director


March 23, 2007                          /s/ DAVID A. FLORMAN
                                        ----------------------------------------
                                        David A. Florman
                                        Director


March 23, 2007                          /s/ ROBERT E. SHIELDS
                                        ----------------------------------------
                                        Robert E. Shields
                                        Director

            METROPOLITAN HEALTH NETWORKS, INC. - PARENT COMPANY ONLY
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                                                    December 31,
                                                                             ---------------------------
                                                                                 2006           2005
                                                                             ------------   ------------
                                  ASSETS
CURRENT ASSETS
  Prepaid expenses                                                           $    289,610   $     40,075
  Deferred income taxes                                                         1,600,000      3,500,000
                                                                             ------------   ------------
    TOTAL CURRENT ASSETS                                                        1,889,610      3,540,075

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
  amortization of $449,232 and $1,272,492, respectively                           946,446        394,990
INVESTMENT IN AND ACCOUNTS WITH SUBSIDIARIES                                   23,284,788     22,123,846
DEFERRED INCOME TAXES                                                           5,767,000      4,493,000
OTHER ASSETS                                                                       37,349         36,825
                                                                             ------------   ------------
    TOTAL ASSETS                                                             $ 31,925,193   $ 30,588,736
                                                                             ============   ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                           $     14,560   $    183,514
  Accrued payroll and payroll taxes                                               714,752        576,345
  Accrued expenses                                                                266,619        130,015
                                                                             ------------   ------------
    TOTAL CURRENT LIABILITIES                                                     995,930        889,874

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001 per share; stated value $100 per share;
    10,000,000 shares authorized; 5,000 issued and outstanding                    500,000        500,000
  Common stock, par value $.001 per share; 80,000,000 shares authorized;
    50,268,964 and 49,851,526 issued and outstanding, respectively                 50,269         49,851
  Additional paid-in capital                                                   41,453,311     40,182,889
  Accumulated deficit                                                         (11,074,317)   (11,033,878)
                                                                             ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                                                 30,929,263     29,698,862
                                                                             ------------   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 31,925,193   $ 30,588,736
                                                                             ============   ============

            METROPOLITAN HEALTH NETWORKS, INC. - PARENT COMPANY ONLY
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME

                                                                Years Ended December 31,
                                                        ----------------------------------------
                                                            2006          2005          2004
                                                        -----------   -----------   ------------
REVENUE                                                 $       744   $     3,497   $        111
OTHER OPERATING EXPENSES
  Administrative payroll, payroll taxes and benefits      4,253,552     2,492,131      2,076,643
  Marketing and advertising                                   3,842        16,225          2,817
  General and administrative                              3,745,719     3,078,799      2,824,135
                                                        -----------   -----------   ------------
    Total Other Operating Expenses                        8,003,113     5,587,155      4,903,595
                                                        -----------   -----------   ------------
      OPERATING INCOME (LOSS)                            (8,002,369)   (5,583,658)    (4,903,484)
OTHER INCOME (EXPENSE):
  Interest income                                           632,612       374,389         73,349
  Interest expense                                           (8,981)      (11,371)      (319,958)
  Other income (expense)                                      2,432       129,913         13,344
  Recovery (reserve) on note receivable - pharmacy           17,902        51,668       (200,000)
                                                        -----------   -----------   ------------
    Total other income (expense)                            643,965       544,599       (433,265)

  LOSS FROM OPERATIONS BEFORE INCOME TAXES               (7,358,403)   (5,039,059)    (5,336,749)
  Income tax benefit                                     (3,146,366)   (1,921,357)   (13,706,030)
                                                        -----------   -----------   ------------
      LOSS BEFORE EQUITY IN NET INCOME OF SUBSIDIARY     (4,212,037)   (3,117,702)     8,369,281
EQUITY IN NET INCOME OF SUBSIDIARIES                      4,684,598     5,499,445     10,453,431
                                                        -----------   -----------   ------------
      NET INCOME                                        $   472,561   $ 2,381,743   $ 18,822,712
                                                        ===========   ===========   ============

            METROPOLITAN HEALTH NETWORKS, INC. - PARENT COMPANY ONLY
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                    ----------------------------------------
                                                                        2006          2005          2004
                                                                    -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $   472,561   $ 2,381,743   $ 18,822,712
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Equity in net income of subsidiaries                             (4,684,598)   (5,499,445)   (10,453,431)
    Depreciation and amortization                                       181,358       172,034        327,238
    Stock-based compensation expense                                    736,315            --             --
    Reserve on note receivable - pharmacy                                    --            --        200,000
    Amortization of discount on notes payable                                --            --         52,185
    Stock issued for interest and late fees                                  --            --            577
    Tax benefit from exercise of options                               (240,000)           --             --
    Stock issued for compensation and services                          157,176       134,750        249,884
    Amortization of securities issued for professional services              --        97,282        110,127
    Deferred income taxes                                               329,000     1,467,110     (7,399,110)
    Intercompany tax allocation                                      (3,499,368)   (3,389,163)    (6,325,782)
    Changes in operating assets and liabilities:
      Prepaid expenses                                                 (249,535)      200,722        (55,695)
      Other current assets                                                   --           900           (900)
      Other assets                                                       (4,689)       (1,824)            --
      Accounts payable                                                 (168,954)     (136,442)        70,368
      Accrued payroll and payroll taxes                                 138,409       179,704     (1,248,982)
      Accrued expenses                                                  160,604        76,475        (10,209)
                                                                    -----------   -----------   ------------
          Total adjustments                                          (7,144,282)   (6,697,897)   (24,483,730)
                                                                    -----------   -----------   ------------
        Net cash used in operating activities                        (6,671,721)   (4,316,154)    (5,661,018)
                                                                    -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in and accounts with Subsidiaries                        7,023,023     4,197,529      3,023,850
  Capital expenditures                                                 (728,652)      (92,832)      (294,526)
                                                                    -----------   -----------   ------------
        Net cash provided by investing activities                     6,294,371     4,104,697      2,729,324
                                                                    -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                                                --            --        282,000
  Repayments on notes payable                                                --    (1,132,000)    (1,063,354)
  Repayments on capital lease obligations                                    --            --       (107,407)
  Repurchase of warrants                                                     --       (85,000)      (113,250)
  Proceeds from exercise of stock options and warrants                  137,350     1,428,457      1,145,241
  Tax benefit from exercise of options                                  240,000            --             --
  Net proceeds from issuance of common stock                                 --            --      2,953,000
  Repayments to HMO, net                                                     --            --       (164,536)
                                                                    -----------   -----------   ------------
        Net cash provided by financing activities                      377,350       211,457      2,931,694
                                                                    -----------   -----------   ------------
NET INCREASE IN CASH AND EQUIVALENTS                                         --            --             --
CASH AND EQUIVALENTS - beginning of year                                     --            --             --
                                                                    -----------   -----------   ------------
CASH AND EQUIVALENTS - end of year                                  $        --   $        --   $         --
                                                                    ===========   ===========   ============

            METROPOLITAN HEALTH NETWORKS, INC. - PARENT COMPANY ONLY
                    NOTES TO CONDENSED FINANCIAL INFORMATION

NOTE 1. BASIS OF PRESENTATION

Parent Company Only financial statements should be read in conjunction with the Company's consolidated financial statements.

For purposes of these condensed financial statements, MHN's investments in subsidiaries is accounted for by the equity method.