Form 10-Q
period 2007-03-31
METROPOLITAN HEALTH NETWORKS INC
filed 2007-05-08
CIK 1009379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

                     Class                                               Outstanding at April 30, 2007
-------------------------------------------------------         ------------------------------------------------------
    Common Stock, $.001 par value per share                                         50,272,864 shares

                       Metropolitan Health Networks, Inc.

                                      Index


Part I.   FINANCIAL INFORMATION                                             Page

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets
              as of March 31, 2007 and December 31, 2006                       3

              Condensed Consolidated Statements of
              Income for the Three Months Ended
              March 31, 2007 and 2006                                          4

              Condensed Consolidated Statements of
              Cash Flows for the Three Months Ended
              March 31, 2007 and 2006                                          5

              Notes to Condensed Consolidated
              Financial Statements                                             6

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                         10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          20

Item 4.   Controls and Procedures                                             20

PART II.  OTHER INFORMATION                                                   21

Item 1A   Risk Factors                                                        21

Item 6.       Exhibits                                                        21

SIGNATURES                                                                    25

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                                                       March 31,       December 31,
                                            ASSETS                                                        2007             2006
                                                                                                      (unaudited)        (audited)
                                                                                                      ------------     ------------
CURRENT ASSETS
     Cash and equivalents, including $14.1 million in 2007 and $12.5 million in 2006
          statutorily limited to use by the HMO                                                       $ 27,939,845     $ 23,110,042
     Accounts receivable, net of allowance of $461,000 in 2007 and $601,000 in 2006                      1,043,265          674,709
     Due from Humana, net of allowance of $1.6 million in 2007 and 2006                                  5,193,815        2,970,821
     Inventory                                                                                             291,751          284,777
     Prepaid expenses                                                                                      894,534          706,390
     Deferred income taxes                                                                               1,300,000        1,600,000
     Other current assets                                                                                  607,315        1,118,099
                                                                                                      ------------     ------------
                                                                               TOTAL CURRENT ASSETS     37,270,525       30,464,838

Property and equipment, net of accumulated depreciation and
     amortization of $1,805,000 in 2007 and $1,561,000 in 2006, respectively                             2,128,254        2,275,105
Investments                                                                                                688,997          688,997
Goodwill                                                                                                 1,992,133        1,992,133
Deferred Income Taxes                                                                                    5,777,000        5,767,000
Other Assets                                                                                               627,846          652,960
                                                                                                      ------------     ------------
                                                                                       TOTAL ASSETS   $ 48,484,755     $ 41,841,033
                                                                                                      ============     ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                                 $    785,679     $    887,174
     Accrued payroll and payroll taxes                                                                   2,429,755        1,810,428
     Estimated medical expenses payable                                                                  5,484,000        4,743,737
     Unearned premiums                                                                                   4,263,820               --
     Due to CMS                                                                                          3,131,207        2,702,825
     Accrued expenses                                                                                    1,509,921          767,606
                                                                                                      ------------     ------------
                                                                          TOTAL CURRENT LIABILITIES     17,604,382       10,911,770

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.001 per share; stated value $100 per share;
         10,000,000 shares authorized; 5,000 issued and outstanding                                        500,000          500,000
     Common stock, par value $.001 per share; 80,000,000 shares authorized;
         50,270,964 in 2007 and 50,268,964 in 2006 issued and outstanding, respectively                     50,271           50,269
     Additional paid-in capital                                                                         41,613,148       41,453,311
     Accumulated deficit                                                                               (11,283,046)     (11,074,317)
                                                                                                      ------------     ------------
                                                                         TOTAL STOCKHOLDERS' EQUITY     30,880,373       30,929,263
                                                                                                      ------------     ------------
                                                         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 48,484,755     $ 41,841,033
                                                                                                      ============     ============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
================================================================================

                                                                                Three Months Ended March 31,
                                                                                    2007            2006
                                                                                (unaudited)     (unaudited)
                                                                               -----------------------------
REVENUE                                                                        $ 68,101,456     $ 54,767,533

MEDICAL EXPENSES                                                                 60,184,345       49,548,510
                                                                               ------------     ------------
                                                               GROSS PROFIT       7,917,111        5,219,023

OTHER OPERATING EXPENSES
       Administrative payroll, payroll taxes and benefits                         3,326,970        2,447,799
       Marketing and advertising                                                  1,609,269          973,930
       General and administrative                                                 2,991,378        1,589,917
                                                                               ------------     ------------
                    Total Other Operating Expenses                                7,927,617        5,011,646
                                                                               ------------     ------------
                     OPERATING (LOSS) INCOME                                        (10,506)         207,377

OTHER INCOME (EXPENSE):
       Interest income                                                              381,230          189,438
       Other income (expense)                                                         2,548           19,082
                                                                               ------------     ------------
                    Total other income (expense)                                    383,778          208,520

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE                         373,272          415,897
       Income tax expense                                                           145,000          159,200
                                                                               ------------     ------------
                                                                NET INCOME     $    228,272     $    256,697
                                                                               ============     ============

NET EARNINGS PER COMMON SHARE:
       Basic                                                                   $         --     $         --
                                                                               ============     ============
       Diluted                                                                 $         --     $         --
                                                                               ============     ============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

              METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                             Three Months Ended March 31,
                                                                 2007            2006
                                                             (unaudited)     (unaudited)
                                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                       $  4,925,787     $  5,100,872

CASH FLOWS FROM INVESTING ACTIVITIES:
       Short-term investments                                         --       (2,380,026)
       Capital expenditures                                      (96,684)        (329,357)
                                                            ------------     ------------
                   Net cash used in investing activities         (96,684)      (2,709,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from exercise of stock options                       700            8,750
                                                            ------------     ------------
               Net cash provided by financing activities             700            8,750
                                                            ------------     ------------
NET INCREASE IN CASH AND EQUIVALENTS                           4,829,803        2,400,239
CASH AND EQUIVALENTS - beginning of period                    23,110,042       15,572,862
                                                            ------------     ------------
CASH AND EQUIVALENTS - end of period                        $ 27,939,845     $ 17,973,101
                                                            ============     ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                Metropolitan Health Networks, Inc. & Subsidiaries
                        Three Months Ended March 31, 2007
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1  UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Metropolitan Health Networks, Inc. and Subsidiaries (also referred to as "Metropolitan," "the Company," "we," "us," or "our") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2007 or future periods.

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are medical expenses payable, premium revenue, the impact of risk sharing provisions related to our Medicare contracts and our contracts with Humana, Inc. ("Humana"), amounts in dispute with Humana, the future benefit of deferred tax assets and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events. We adjust these estimates each period as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted. Actual results may ultimately differ materially from those estimates.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in that report.

NOTE 2 ORGANIZATION AND BUSINESS ACTIVITY

We own and operate provider service networks (the "PSN") through our wholly owned subsidiary Metcare of Florida, Inc. We also operate a health maintenance organization (the "HMO") through our wholly owned subsidiary, METCARE Health Plans, Inc.

The PSN operates under two agreements (the "Humana Agreements") with Humana, a national health maintenance organization, to provide medical care to Medicare beneficiaries enrolled under Humana's health plans. To deliver care, we utilize our wholly-owned medical practices and also have contracted directly or indirectly through Humana with non-owned medical practices, service providers and hospitals (collectively the "Affiliated Providers"). The PSN operates in South Florida and Central Florida.

Effective July 1, 2005, the HMO became licensed and entered into a contract with the Centers for Medicare and Medicaid Services ("CMS") to begin offering Medicare Advantage plans to Medicare beneficiaries in six Florida counties. The HMO has been operating and marketing its "AdvantageCare" branded plan since July 2005. Beginning January 1, 2007, the HMO began to offer plans in 12 counties in Florida. The HMO's agreement with CMS is generally renewable for a one-year term each December 31 unless CMS notifies the HMO of its decision not to renew the agreement by May 1 of the contract year, or the HMO notifies CMS of its decision not to renew by the first Monday in June of the contract year.

We manage the PSN and HMO as separate business segments.

NOTE 3 SIGNIFICANT ACCOUNTING POLICIES

On January 1, 2007 we adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation No. 48, which clarifies Statement 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As a result of the adoption of Interpretation No. 48, we derecognized certain deferred tax assets of approximately $437,000, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

We are subject to income taxes in the U.S. federal jurisdiction and the state of Florida. Tax regulations are subject to interpretation of the related tax laws and regulations require significant judgment to apply. We have net operating loss carryforwards related to years prior to 2003. To the extent such net operating losses are utilized, the years from which the loss carryforwards originate are open for examination. Upon adoption of Interpretation No. 48, we have evaluated our tax positions with regard to the years. We have been notified that the Internal Revenue Service will begin examining our 2005 Federal income tax return in the second quarter of 2007. We do not expect to recognize a significant change to the total amount of unrecognized tax benefit as a result of the examination. The statute of limitations for the federal and Florida 2003 tax years will expire in the next twelve months. We have recognized tax benefits of $169,000, which would be recognized if the statute of limitations expires without the relevant taxing authority examine the applicable returns.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. No interest or penalties have been accrued in any period presented.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 issued in February 2007, allows entities to voluntarily choose to measure many financial assets and financial liabilities at fair value through earnings. Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year SFAS no. 159 is adopted. SFAS No. 159 is effective as of the beginning of fiscal years starting after November 15, 2007. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

NOTE 5 ESTIMATED MEDICAL EXPENSES PAYABLE

Each quarter we update our claims paid information and reevaluate the adequacy of estimated medical expenses payable accrued at the previous year and prior quarter end. We currently estimate that 2006 claims paid in 2007 will exceed the amount originally recorded as estimated medical claims payable at December 31, 2006 by $1.5 million. This represents 2.5% of medical claim expenses recorded in the 2007 quarter. The $1.5 million change in the amount incurred related to years prior to 2007 was primarily a result of unfavorable developments in our medical claims expense.

NOTE 6 INCOME TAXES

The effective income tax rate was 38.8% for the three months ended March 31, 2007 compared to 38.3% for the three months ended March 31, 2006.

NOTE 7 EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants, convertible debt and preferred stock convertible into shares of common stock.

                                                        For the three months ended March 31,
                                                             2007                  2006
                                                      --------------------   -----------------
Net Income                                                       $228,000            $257,000
Less:  Preferred stock dividend                                   (13,000)            (13,000)
                                                      --------------------   -----------------
Income available to common shareholders                          $215,000            $244,000
                                                      ====================   =================
Denominator:
Weighted average common shares outstanding                     50,270,000          49,860,000
                                                      ====================   =================
Basic earnings per common share                                     $0.00               $0.00
                                                      ====================   =================

Income available to common shareholders                          $215,000            $244,000
                                                      ====================   =================

Denominator:
Weighted average common shares outstanding                     50,270,000          49,860,000
Common share equivalents of outstanding stock:
   options and warrants                                         1,495,000           1,344,000
                                                      --------------------   -----------------
Weighted average common shares outstanding                     51,765,000          51,204,000
                                                      ====================   =================
Diluted earnings per common share                                   $0.00               $0.00
                                                      ====================   =================
Weighted average of antidilutive stock options                    153,000             539,000

NOTE 8 STOCKHOLDERS' EQUITY

We issued 2,000 shares of common stock in connection with the exercise of stock options during the first three months of 2007.

NOTE 9 COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On March 13, 2007, a complaint was filed by Mr. Noel Guillama, who served as our President, Chairman of the Board and Chief Executive Officer from January 1996 through February 2000, in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, naming us as a defendant. The dispute involves 1,500,000 restricted shares of common stock issued to Mr. Guillama in connection with his personal guarantee of a Company line of credit in 1999. We repaid the line of credit and expected, based on documentation signed by Mr. Guillama, the 1,500,000 shares issued as collateral to be returned to us. Mr. Guillama alleges that we have breached an agreement to remove the transfer restrictions from these shares and is seeking damages for breach of contract and specific performance. We believe this lawsuit is without merit and intend to assert an appropriate defense. These shares have not been reflected as issued or outstanding in the year end balance sheet or in the computation of earnings per share.

We are also a party to certain other claims arising in the ordinary course of business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or the results of our operations.

Compensation

On April 9, 2007, we entered into a separation agreement (the "Separation Agreement") with our President and Chief Operating Officer. Under the Separation Agreement, we agreed, among other things, to provide this individual with her base salary, to allow her to participate in certain of our benefit programs and to provide her with an automobile and mobile phone allowance for twelve months following the Separation Date. Under the Separation Agreement, this individual has agreed to be bound by restrictive covenants regarding, among other things, non-competition with us for a one year period, non-solicitation of our employees for a two-year period and confidentiality. The amount payable under the severance agreement and the value of the options that accelerated at the time of the Separation Agreement, which total approximately $500,000 and will be accrued in the second quarter of 2007.

Guarantees

In connection with the 2003 sale of the pharmacy division, the purchaser of the pharmacy division agreed to assume our obligation under a lease which ran through 2012. In the event of such purchaser's default, we could potentially be responsible to fulfill these lease commitments which totals approximately $640,000 at March 31, 2007.

NOTE 10 BUSINESS SEGMENT INFORMATION

We manage the PSN and HMO as separate business segments. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards ("FASB") No. 131, Disclosures about Segments of an Enterprise and Related Information, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and the nature of the services and benefits provided. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, goodwill and certain other assets and liabilities to our segments. Our segments do share overhead costs.

                       THREE MONTHS ENDED MARCH 31, 2007                     PSN            HMO          Total
--------------------------------------------------------------------    ------------   ------------  ------------
Revenues from external customers                                        $ 57,093,000   $ 11,009,000  $ 68,102,000
Segment gain (loss) before allocated overhead and income taxes             6,499,000     (3,867,000)    2,632,000
Allocated corporate overhead                                               1,015,000      1,244,000     2,259,000
Segment gain (loss) after allocated overhead and before income taxes       5,484,000     (5,111,000)      373,000
Segment assets                                                            23,372,000     16,836,000    40,208,000
Goodwill                                                                   1,992,000              -     1,992,000


                       THREE MONTHS ENDED MARCH 31, 2007                     PSN            HMO          Total
--------------------------------------------------------------------    ------------   ------------  ------------
Revenues from external customers                                         $50,078,000     $4,690,000   $54,768,000
Segment gain (loss) before allocated overhead                              3,955,000     (1,928,000)    2,027,000
Allocated corporate overhead                                                 944,000        667,000     1,611,000
Segment gain (loss) after allocated overhead and before income taxes       3,011,000     (2,595,000)      416,000
Segment assets                                                            18,861,000     13,732,000    32,593,000
Goodwill                                                                   1,992,000              -     1,992,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The condensed consolidated financial statements of the Company in this document present our financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. Sections of this Quarterly Report contain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Report containing the words "estimate," "project," "anticipate," "expect," "intend," "believe," "will," "could," "should," "may," and similar expressions may be deemed to create forward-looking statements. Accordingly, such statements, including without limitation, those relating to our future business, prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they may appear in this document or in other statements attributable to us, involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.


      Specifically, this report contains forward-looking statements, including the following:

      o the PSN's ability to renew its agreements with Humana and maintain these agreements on favorable terms;

      o our ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported (" IBNR") claims; and

      o the HMO's ability to renew, maintain or to successfully rebid its agreement with CMS.

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

      o failure to receive claims processing, billing services, data collection and other information on a timely basis from Humana or HF Administrative Services, the third party administrative service provider;

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission (the "Commission"), including the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

BACKGROUND

We operate two primary businesses in Florida, the PSN, which provides and arranges for medical care primarily to customers of Humana and the HMO which provides healthcare benefits to Medicare beneficiaries in Florida that have selected our health plan. As of March 31, 2007, the PSN and the HMO provided healthcare benefits to approximately 25,500 and approximately 4,800 Medicare Advantage beneficiaries, respectively.

Both our PSN and HMO operations primarily focus on individuals covered by Medicare, the national, federally-administered health insurance program that covers the cost of hospitalization, medical care, and some related health services for U.S. citizens aged 65 and older, qualifying disabled persons and persons suffering from end-staged renal disease.

Substantially all of our revenue in the 2007 and 2006 quarters was generated by providing services to Medicare beneficiaries through arrangements that require us to assume responsibility to provide and/or manage the care for all of our customers' medical needs in exchange for a monthly fee, also known as a capitated fee or capitation arrangement.

Provider Service Network

We have two network contracts (the "Humana Agreements") with Humana. Humana is one of the largest participants in the Medicare Advantage program in the United States. Our PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in Flagler and Volusia counties ("Central Florida") and Palm Beach, Broward and Miami-Dade counties ("South Florida") who have elected to receive benefits through Humana's Medicare Advantage Plan. As of March 31, 2007, the Humana Agreements covered approximately 19,200 Humana Plan Customers (as defined below) in Central Florida and 6,300 Humana Plan Customers in South Florida. Approximately 83.3% of the 2007 quarter's revenue was generated through the Humana Agreements.

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

Humana directly contracts with CMS and is paid a fixed monthly premium payment for each customer (each a "Humana Plan Customer") enrolled in Humana's Medicare Advantage Plan. The monthly premium varies by patient, county, age and severity of health status. Pursuant to the Humana Agreements, the PSN provides or arranges for the provision of covered medical services to each Humana Plan Customer who selects one of the PSN Physicians as his or her primary care physician (a "Humana Participating Customer"). In return for the provision of these medical services, the PSN receives from Humana a capitated fee for each Humana Participating Customer. The fee rates are established by the Humana Agreements and comprise a substantial portion of the monthly premiums received by Humana from CMS with respect to Humana Participating Customers.

In Central Florida, our PSN assumes full responsibility for the provision of all necessary medical care for each Humana Participating Customer, even for services we do not provide directly. In South Florida, the PSN and Humana share in the cost of inpatient hospital services and the PSN assumes full responsibility for the provision of all other medical care provided to the Humana Participating Customer. To the extent the costs of providing such medical care are less than the related premiums received from Humana; our PSN generates a gross profit. Conversely, if medical expenses exceed the premiums received from Humana, our PSN experiences a gross loss.

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

While the HMO's business has continued to grow, such growth has required and is expected to continue to require a considerable amount of require capital. We project that in 2007, the HMO's business will continue to generate a loss before allocated overhead and income taxes. The HMO's actual cash needs and losses for 2007 are expected to be strongly influenced by, among other things, the HMO's membership levels, operating costs and the Medical Expense Ratio as wells as the scale, cost and effectiveness of various marketing programs we may undertake. We are currently restructuring our operations to better match the current size of the HMO. See - "LIQUIDITY AND CAPITAL RESOUCES" section contained in this Form 10-Q.

To successfully operate the HMO, we believe we will have to continue our development of the following capabilities, among others: sales and marketing, medical management, customer service and regulatory compliance. No assurances can be given that we will be successful in operating this segment of our business despite our allocation of a substantial amount of resources for this purpose. If the HMO does not develop as anticipated or planned, we would likely explore strategic alternatives for the business and/or devote additional managerial and/or capital resources to the HMO, which could limit our ability to manage and/or grow the PSN. There can be no assurances that, if for any reason, we elect to discontinue the HMO business and/or seek to sell such business, we will be able to fully recoup our expenditures to date with respect to the HMO business.


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

CMS periodically retroactively adjusts the premiums paid to us based on the updated health status of participants. The factors considered by CMS include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program. In addition, CMS also retroactively adjusts the number of customers enrolled in our HMO or PSN as a result of enrollment changes not yet processed, or not yet reported by Humana or CMS. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded by us for both our HMO and PSN. We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is received from Humana or CMS and the collectibility of the amount is reasonably assured.

Medical expenses for both the PSN and HMO are recognized in the period in which services are provided and include an estimate of our obligations for medical services that have been provided to our customers but for which we have either not yet received or processed claims, and for liabilities for physician, hospital and other medical expense disputes. We develop estimates for medical expense incurred but not reported using an actuarial process that is consistently applied. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care provider contract rate changes, medical care consumption and other medical expense trends. The actuarial process and models develop a range of projected medical claims payable. In accordance with FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, which states that when no amount within the range is a better estimate than any other amount, we accrue to the low end of the range. We estimate liabilities for physician, hospital and other medical expense disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies.

Each period, we re-examine previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimate recorded in prior periods become more exact, we adjust the amount of our liability estimates, and include the changes in estimates in medical expense in the period in which the change is identified. In each reporting period, our operating results include the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our medical expenses payable are adequate to cover future claims payments required, such estimates are based on claims experience to date and various assumptions. Therefore, the actual liability could differ materially from the amounts recorded.

Use of Estimates, Deferred Tax Assets.

We have recorded deferred tax assets of approximately $7.1 million at March 31, 2007. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. In order to utilize the deferred tax assets, we would have to generate taxable income of approximately $18.8 million. We believe that our current operations will generate sufficient income to fully utilize this asset. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material.

In the event we determine that we cannot, on a more likely than not basis, realize all or part of our deferred tax assets in the future, an adjustment to establish a deferred tax asset valuation allowance would be charged to income in the period such determination is made.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

Summary

For the three months ended March 31, 2007 (the "2007 quarter"), we realized revenue of $68.1 million compared to $54.8 million of revenue realized for the three months ended March 31, 2006 (the 2006 quarter), an increase of approximately $13.3 million or 24.3%. Of this increase, approximately $7.0 million related to the PSN is the result of higher per customer premiums.
Approximately $6.3 million of the increase is related to the HMO and is principally the result of membership growth. Medical expenses for the 2007 quarter were $60.2 million, an increase of $10.6 million over the 2006 quarter. Our ratio of medical expense to revenue (the "Medical Expense Ratio") decreased to 88.4% in the 2007 quarter compared to 90.5% in 2006. The Medical Expense Ratio for the PSN segment improved to 86.9% in the 2007 quarter as compared to 90.4% in the 2006 quarter and 88.4% for all of 2006. For the HMO, the Medical Expense ratio was 95.9% in the 2007 quarter as compared to 91.9% in the 2006 quarter and 102.4% for all of 2006.

Income from continuing operations before income taxes for the 2007 quarter was $373,000 compared to $416,000 in the 2006 quarter. As described below, our results of operations for the 2007 quarter, like those of the 2006 quarter, are negatively impacted by the losses related to the operations of our Medicare Advantage HMO. Net income for the 2007 quarter was $228,000 compared to $257,000 for the 2006 quarter.

Net earnings per share, basic was $0.00 for the 2007 and 2006 quarters.

In both the 2007 and 2006 quarters, we operated in two financial reporting segments, the PSN business and the HMO business.

The PSN reported a segment gain before income taxes and allocated overhead of $6.5 million for the 2007 quarter, an increase of $2.5 million or 64.3% as compared to $4.0 million in the 2006 quarter. The HMO segment, which commenced operations in July 2005, incurred a net loss before income taxes and allocated overhead of $3.9 million for the 2007 quarter, compared to a net loss before income taxes and allocated overhead of $1.9 million in the 2006 quarter. Allocated overhead was $2.3 million and $1.6 million in the 2007 and 2006 quarters, respectively.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN and HMO as of March 31, 2007 and March 31, 2006 and (ii) the aggregate customers months of the PSN and the HMO during the first quarter of 2007 and 2006. Customer months refer to the aggregate number of customers to whom we are providing healthcare services for each month during the period.

                                  March 31, 2007                            March 31, 2006
                                                Member                                    Member
                             Members            Months                 Members            Months
                   ------------------------------------------------------------------------------
PSN                           25,500            76,700                  26,000            77,500
HMO                            4,800            13,500                   2,200             5,900
                   ------------------------------------      ------------------------------------
             Total            30,300            90,200                  28,200            83,400
                   ====================================      ====================================

At April 1, 2007 the HMO had approximately 5,200 customers and the PSN had approximately 25,600 customers.

Revenue

The following table provides a breakdown of our sources of revenue by segment for the 2007 quarter and the 2006 quarter:

                                            Three Months Ended March 31                        $                    %
                                           2007                     2006                   Increase              Change
                                   ----------------------   ----------------------   ---------------------  ------------------
PSN revenue from Humana                     $ 56,745,000             $ 49,702,000             $ 7,043,000               14.2%
      Percentage of total revenue                   83.3%                    90.8%
HMO revenue                                   11,009,000                4,690,000               6,319,000              134.7%
      Percentage of total revenue                   16.2%                     8.6%
Other                                            347,000                  376,000                 (29,000)              -7.7%
      Percentage of total revenue                    0.5%                     0.7%
                                   ----------------------   ----------------------   ---------------------
Total revenue                               $ 68,101,000             $ 54,768,000            $ 13,333,000               24.3%
                                   ======================   ======================   =====================

Revenue for the 2007 quarter increased $13.3 million, or 24.3%, over the 2006 quarter, from $54.8 million of revenue in the 2006 quarter to $68.1 million of revenue in the 2007 quarter.

PSN revenue is comprised of the following:

                                                                                               $
                                            Three Months Ended March 31                    Increase                  %
                                          2007                       2006                 (Decrease)              Change
                                 ------------------------    ----------------------  ---------------------   ------------------
Humana premiums                             $ 56,745,000              $ 49,702,000            $ 7,043,000                14.2%
Fee-for-service                                  347,000                   376,000               ($29,000)               -7.7%
                                 ------------------------    ----------------------  ---------------------
                         Total              $ 57,092,000              $ 50,078,000            $ 7,014,000                14.0%
                                 ========================    ======================  =====================

PSN revenue increased 14.0%, from $50.1 million in the 2006 quarter to $57.1 million in the 2007 quarter.

The PSN's most significant source of revenue during both the 2007 and 2006 quarters was the premium revenue generated pursuant to the Humana Agreements (the "Humana Related Revenue"). The Humana Related Revenue increased from $49.7 million in the 2006 quarter to $56.7 million in the 2007 quarter, an increase of approximately 14.2%.

The PSN's average per customer per month premium in the 2007 quarter was approximately $740, an increase of approximately $99 per customer over the 2006 quarter. This increase is due to a rate increase of approximately 4% in the payment from CMS and an increase in the average Medicare Risk Adjustment ("MRA") score of customers.

The fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers in our owned physician practices.

Revenue for the HMO was $11.0 million for the 2007 quarter as compared to $4.7 million in 2006. The HMO began generating revenue during the last two quarters of 2005 and was in its very early stages of development in the 2006 quarter. The increase in revenue is primarily attributable to the increase in our customer base of over 100%. In addition, per customer per month revenue has increased approximately 3% from the 2006 quarter to the 2007 quarter.

Expenses

                                                                                                     $
                                               Three Months Ended March 31                        Increase                %
                                            2007                         2006                    (Decrease)            Change
                                      --------------------      -----------------------     ----------------------   ---------------
Total medical expenses                       $ 60,184,000                 $ 49,548,000               $ 10,636,000             21.5%
       Percentage of total revenue                  88.4%                        90.5%
Payroll, payroll taxes and benefits             3,327,000                    2,448,000                    879,000             35.9%
       Percentage of total revenue                   4.9%                         4.5%
Marketing and advertising                       1,609,000                      974,000                   $635,000             65.2%
       Percentage of total revenue                   2.4%                         1.8%
General and administrative                      2,991,000                    1,589,000                 $1,402,000             88.2%
       Percentage of total revenue                   4.4%                         2.9%
                                      --------------------      -----------------------     ----------------------
Total expenses                               $ 68,111,000                 $ 54,559,000               $ 13,552,000             24.8%
                                      ====================      =======================     ======================

Total operating expenses for the 2007 quarter were $68.1 million, an increase of $13.6 million over the 2006 quarter. In the 2007 quarter we incurred approximately $15.0 million in expenses related to the HMO division, compared to approximately $6.7 million in the 2006 quarter.

Total Medical Expenses

Total medical expenses represent the total costs of providing patient care and are comprised of two components, direct medical expenses and other medical expenses. Total medical expenses were $60.2 million and $49.5 million for the 2007 and 2006 quarters, respectively. Our Medical Expense Ratio decreased from 90.5% in the 2006 quarter to 88.4% in the 2007 quarter. Approximately $57.5 million or 95.5% of our total medical expenses in the 2007 quarter are attributable to direct medical services such as inpatient and outpatient services, pharmacy benefits and physician services by non-affiliated providers. In the 2006 quarter, approximately $47.0 million or 94.8% of our total medical expenses were attributable to direct medical services. The increase in the 2007 quarter is due, in part, to the substantial increase in the number of HMO customers. Direct medical expenses attributable to the HMO increased $6.2 million or 145% from the 2006 quarter to the 2007 quarter.

The PSN's medical expenses in the 2007 quarter were $49.6 million, compared to $45.2 million in the 2006 quarter, an increase of approximately $4.4 million. Included in the 2007 quarter is a charge of $1.8 million reflecting the amount that we currently estimate 2006 claims paid in 2007 will exceed the amount originally estimated as medical claims payable at December 31, 2006. This represents 3% of medical expenses recorded in the 2007 quarter. The $1.8 million change in the amount incurred was primarily a result of unfavorable developments in our medical claims expense. At March 31, 2006, we estimated that the 2005 claims paid in 2006 would exceed the estimated medical claims payable of $12.5 million that was recorded at December 31, 2005 by approximately $200,000.

On a per customer per month basis, medical expense in the 2007 quarter for the PSN was $647 as compared to $584 in the 2006 quarter. Of this $63 increase, $23 relates to the $1.8 million charge discussed above. The balance of the increase is a primarily a result of increased rates paid to hospitals and an increase in the intensity of the patients served as indicated by the increase in the risk score of these members.

Medical expenses include expenses incurred in connection with the operation of our wholly owned physician practices and oncology center including salaries, taxes and benefits, malpractice insurance and office related expenses. Approximately $2.7 million of our medical expenses in the 2007 quarter related to physician practices we own as compared to $2.6 million in the 2006 quarter.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, direct medical expenses include the cost of medical services provided to Humana Participating Customers by providers other than the PSN's affiliated providers ("Non-Affiliated Providers"). The Medical Expense Ratio for the PSN segment improved to 86.9% in the 2007 quarter as compared to 90.4% in the 2006 quarter. During 2006, the PSN implemented various medical management techniques to improve the medical management of our customers. Some of these techniques included chart audits for all PSN Physicians, increasing our focus on certain elements of our Partners in Quality Program, implementing an outreach program for our more acutely ill customers in an effort to better manage the care for these individuals and developing a comprehensive recovery plan for customers that had serious events, such as hospitalizations or significant procedures.

At March 31, 2007, we estimated our IBNR accrual for the PSN was between $12.3 million and $14.7 million and we recorded a liability of $12.3 million.

Medical expense for the HMO was $10.6 million in the 2007 quarter compared to $4.3 million in the 2006 quarter. The increase in the 2007 quarter is due, in part, to the substantial increase in the number of HMO member months between the 2007 and 2006 quarter.

The HMO's Medical Expense Ratio in the 2007 quarter was 95.9% as compared to 91.9% in the 2006 quarter. Based on subsequent claim payments, we have determined that the medical expenses payable at March 31, 2006 of $1.9 million was understated by approximately $700,000. The impact of this change in estimate on the 2006 quarter would have been to increase to the 2006 quarter's Medical Expense Ratio by 15%. This difference was recorded in subsequent quarters' medical expense. At December 31, 2006, our IBNR accrual was estimated to be $4.6 million. Based on current claims data, we now estimate that the IBNR accrual will approximate $4.3 million. This $300,000 difference reduced medical claims expense in the 2007 quarter, an impact of reducing the 2007 quarter's Medical Expense Ratio by approximately .3%.

In the last part of 2006 and in early 2007, the HMO implemented medical management techniques and also began negotiations to reduce the cost incurred for certain provided services. The 2007 quarter's MER begins to reflect the impact of these efforts.

At March 31, 2007, we estimated our IBNR accrual for the HMO was between $5.3 million and $6.5 million and we recorded a liability of $5.3 million.

Administrative Payroll, Payroll Taxes and Benefits

Administrative payroll, payroll taxes and benefits include salaries and related costs for our executive, administrative and sales staff. For the 2007 quarter, administrative payroll, payroll taxes and benefits were $3.3 million, compared to $2.4 million in the 2006 quarter, an increase of $0.9 million. Administrative payroll, payroll taxes and benefit costs associated with the HMO segment accounted for substantially all of this increase.

As the HMO increased in size and activity we also increased our HMO staff from 49 at December 31, 2005 to 75 at March 31, 2007. These employees were added to meet the operational needs of the growth in membership of the HMO. The increase in full time employees resulted in administrative payroll, payroll taxes and benefits attributable to the HMO increasing to $1.6 million in the 2007 quarter as compared to $856,000 in the 2006 quarter, an 84.6% increase.

Marketing and Advertising

Marketing and advertising expense includes advertising expenses and commissions. For the 2007 quarter, marketing and advertising expense was $1.6 million as compared to $974,000 for the 2006 quarter, an increase of 65.2%. This increase was primarily attributable to the HMO where marketing and advertising costs increased by $591,000 to $1.5 million in the 2007 quarter. In 2006, CMS instituted a limited enrollment period for Medicare Advantage plans between November and March which increased our marketing and advertising costs during the first quarter of 2007. In 2006, new members could be enrolled through out the year. This change in the enrollment period resulted in more focused marketing efforts with a larger portion of our advertising expenses being incurred in the first and last quarters of the year.

General and Administrative

General and administrative expenses for the 2007 quarter totaled $3.0 million, an increase of $1.4 million, or 88.2% over the prior quarter.

Approximately $789,000 of this increase is attributable to the growth of the HMO. The HMO incurred increased costs of $312,000 in professional services fees primarily attributable to the bid process, year end actuarial reports, and the year end audits and $200,000 relating to claims processing costs as the membership has grown.

Corporate general and administrative costs increased approximately $610,000 primarily as a result of an increase in professional service costs of approximately $250,000 and an increase in the fees paid to our Board of Directors of $140,000.

Other Income (Expense)

We realized other income of $384,000 in the 2007 quarter as compared to $209,000 in the 2006 quarter. The increase was primarily as a result of an increase in investment income of $192,000 as we had more cash to invest and rates have increased over 2006. Cash is invested in highly liquid securities, primarily certificates of deposits with short term maturities and money market fund. We expect to continue to invest our excess cash in this manner in 2007.

Income taxes

Our effective tax rate was 38.8% in the 2007 quarter and 38.3% in the 2006 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and equivalents at March 31, 2007 was approximately $27.9 million as compared to approximately $23.1 million at December 31, 2006. We had a working capital surplus of approximately $19.7 million as of March 31, 2007 and $19.6 million at December 31, 2006.

In March 2007, we received the April premium payment from CMS of approximately $4.3 million. This amount is reflected as unearned premiums on our balance sheet.

Our total stockholders' equity was approximately $30.9 million at December 31, 2006 and March 31, 2006. This following comprised the changes in stockholders' equity during the quarter:

o     Stock based compensation of $157,000;

o Impact of the adoption of Interpretation No. 48 resulted in a charge of $437,000; and

o     Net income of $228,000

At March 31, 2006, we had no outstanding debt.

During the quarter, our cash and equivalents increased $4.8 million over the balance at December 31, 2006. Net cash provided by operating activities for the quarter provided approximately $4.9 million in cash and equivalents, of which net income accounted for approximately $228,000. Other large sources of cash from operating activities were:

o     an increase in unearned premiums of $4.3 million;

o     an increase in estimated medical expenses payable of $740,000;

o     an increase in accrued payroll of $619,000;

o     an increase in accrued expenses of $742,000;

o     a decrease in other current assets of $511,000;

o     an increase in due to CMS of $428,000; and

o     stock based compensation expense of $157,000.

These sources of cash were partially  offset by the following uses of cash:

o     an increase in due from Humana of $2.2 million;

o     An increase in accounts receivable of $369,000;

o     an increase in deferred income taxes of $147,000;

o     an increase in prepaid expenses of $188,000; and

o     a decrease in accounts payable of $101,000.

Net cash used in investing activities for the quarter ended March 31, 2007 was approximately $97,000 which related to capital expenditures made during the quarter.

Our financing activities for the quarter ended March 31, 2007 provided approximately $700 of cash in connection with the issuance of common stock upon the exercise of outstanding options.

We have a line of credit that expires on March 31, 2008. The outstanding balance, if any, bears interest at the bank's prime rate. The credit facility requires us to comply with certain financial covenants, including a minimum liquidity requirement of $2.0 million. The availability under the line of credit secures a $1.0 million letter of credit issued in favor of Humana. We have not utilized this line in the 2007 quarter.

Our HMO has required and continues to require a considerable amount of capital. We contributed approximately $6.8 million to the HMO during 2006 and another $6.5 million subsequent to 2006 year end to finance the operations and growth of the HMO. We project that in 2007, the HMO's business will continue to generate a loss before allocated overhead and income taxes. We are continuing to commit resources in an effort to increase our HMO customer base. The HMO's actual cash needs and losses for 2007 are expected to be strongly influenced by, among other things, the HMO's membership levels, operating costs and Medical Expense Ratio as well as the scale, cost and effectiveness of various marketing programs we may undertake. While we are currently restructuring our operations to better match the current size of the HMO, we are still not in a position to meaningfully estimate when, if ever, the HMO's business will become profitable and/or generate cash from operations. We may be required to fund the development and expansion of the HMO business, including any associated losses, for an extended period of time. Nonetheless, we anticipate that the on-going development efforts, reserve requirements and operating costs for our still developing HMO business can be funded by our current resources and projected cash flows from operations until at least December 31, 2007.

We have adopted an investment policy with respect to the investment of its cash and equivalents. The investment policy goal is to obtain the highest yield possible while investing only in highly rated instruments or investments with nominal risk of loss of principal. The investment policy sets forth a list of "Permitted Investments" and provides that the Chief Financial Officer or the Chief Executive Officer must approve any exceptions to the policy.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any Off-Balance Sheet Arrangements that have or are reasonably likely to have a current or future effect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

SUBSEQUENT EVENT

On April 9, 2007, we entered into a separation agreement (the "Separation Agreement") with Debra A. Finnel, who served as our President and Chief Operating Officer until April 9, 2007 (the "Finnel Separation Date"). Under the terms of the Separation Agreement, we and Ms. Finnel agreed to terminate our employment relationship and Ms. Finnel was deemed to have resigned from our Board of Directors. The termination of these relationships did not involve any disagreements between us and Ms. Finnel. Under the Separation Agreement, we agreed, among other things, to provide Ms. Finnel with her base salary, to allow her to participate in certain of our benefit programs and to provide her with an automobile and mobile phone allowance for twelve months following the Finnel Separation Date. Under the Separation Agreement, Ms. Finnel has agreed to be bound by restrictive covenants regarding, among others things, non-competition with us for a one year period, non-solicitation of our employees for a two-year period and confidentiality. Ms. Finnel has also provided a general release of claims in favor of us and parties related to us. The amount payable under the severance agreement and the value of the options that accelerated at the time of the Separation Agreement, which total approximately $500,000 and will be accrued in the second quarter of 2007.

ITEM 3A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue, EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired. We also consider the market value of our own stock and those of companies similar to ours. As of March 31, 2007 we believe our intangible assets are recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2007.

Based on our evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There have been no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than as set forth below.

The following text supplements the risk factors described in out Form 10-K for the fiscal year ended December 31, 2006 under the heading "Risk Factors - There Can be No Assurance that We Will be Successful in Our Operation of the HMO".

There Can be No Assurance  that We Will be  Successful  in Our  Operation of the
HMO.

To successfully operate the HMO, we believe we will need to reduce its medical expenses and other operating costs as a percentage of revenue and continue to develop the following capabilities, among others: sales and marketing, medical management, customer service and regulatory compliance. No assurances can be given that we will be successful in such endeavors or in operating this segment of our business despite our allocation of a substantial amount of resources for this purpose.

The HMO's actual cash needs and losses for 2007 are expected to be strongly influenced by, among other things, the HMO's membership levels, operating costs and Medical Expense Ratio as well as the scale, cost and effectiveness of various marketing programs we may undertake.

ITEM 6. EXHIBITS

3.1.  Articles of Incorporation,  as amended (1)

3.2   Amended and Restated Bylaws (2)

10.1 Physician Practice Management Participation Agreement, dated August 2, 2001, between Metropolitan of Florida, Inc. and Humana, Inc. (3)

10.2. Letter of Agreement, dated February 2003, between Metropolitan of Florida, Inc. and Humana, Inc. (4)

10.3. Physician Practice Management Participation Agreement, dated December 1, 1998, between Metcare of Florida, Inc. and Humana, Inc.(5)

10.4. Supplemental Stock Option Plan (6)

10.5. Omnibus Equity Compensation Plan (7)

10.6. Amended and Restated Employment Agreement between Metropolitan and Michael
      M. Earley dated January 3, 2005 (9)

10.7. Amended and Restated Employment  Agreement between Metropolitan and Robert
      J. Sabo dated November 9, 2006 (10)

10.8. Amended and Restated Employment Agreement between Metropolitan and Roberto
      L. Palenzuela dated January 3, 2005 (9)

10.9 Employment Agreement between Metcare of Florida, Inc. and Jose A. Guethon, M.D. (5)

10.10. Form of Option Award Agreement for Option Grants to Directors pursuant to the Omnibus Compensation Plan (5)

10.11. Form of Option Award Agreement for Option Grants to Key Employees pursuant to the Omnibus Compensation Plan (5)

10.12. Form of Option Award Agreement for Option Grants to Employees pursuant to the Omnibus Compensation Plan (5)

10.13. Agreement between Metcare of Florida, Inc. and the Centers for Medicare and Medicaid Services (5)

10.14. Transition and Severance Agreement between Metropolitan and David S. Gartner, dated August 18, 2006. (11)

10.15 Transition and Severance Agreement between Metropolitan and Debra A. Finnel, dated April 9, 2007 (12)

31.1. Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2. Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1. Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

----------------------------------
*     filed herewith
**    furnished herewith

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

(9) Incorporated (by reference to our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 22, 2005.

(10) Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on October 20, 2006.

(11) Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on August 18, 2006.

(12) Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on April 9, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                        METROPOLITAN HEALTH NETWORKS, INC.
Registrant

Date:  May 8, 2007                      /s/ Michael M. Earley
                                        ---------------------
                                        Michael M. Earley
                                        Chairman, Chief Executive Officer


                                        /s/ Robert J. Sabo
                                        ------------------
                                        Robert J. Sabo
                                        Chief Financial Officer