Form 10-Q
period 2007-06-30
METROPOLITAN HEALTH NETWORKS INC
filed 2007-08-07
CIK 1009379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

                 Class                            Outstanding at July 31, 2007
-----------------------------------------    -----------------------------------
Common Stock, $.001 par value per share                50,697,864 shares

                       Metropolitan Health Networks, Inc.

                                      Index


Part I.    FINANCIAL INFORMATION                                           Page

Item 1.    Condensed Consolidated Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheets
               as of June 30, 2007 and December 31, 2006                      3

               Condensed Consolidated Statements of
               Income for the Six Months and Three Months Ended
               June 30, 2007 and 2006                                         4

               Condensed Consolidated Statements of
               Cash Flows for the Six Months and Three Months Ended
               June 30, 2007 and 2006                                         5

               Notes to Condensed Consolidated
               Financial Statements                                           6

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                       13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        29

Item 4.    Controls and Procedures                                           30

PART II.   OTHER INFORMATION                                                 31

Item 1A    Risk Factors                                                      31

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds       31

Item 4     Submission of Matters to a Vote of Security Holders               31

Item 6.    Exhibits                                                          32

SIGNATURES                                                                   34

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                 METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

===================================================================================================================
  ASSETS                                                                  June 30, 2007         December 31, 2006
  ------
                                                                           (unaudited)              (audited)
                                                                       --------------------   ---------------------
CURRENT ASSETS
     Cash and equivalents, including $17.8 million                      $       29,318,477      $       23,110,042
     in 2007 and $12.5 million in 2006 statutorily
     limited to use by the HMO
     Accounts receivable, net of allowance of                                      854,016                 674,709
     $235,000 in 2007 and $601,000 in 2006
     Due from Humana, net of allowance of $0 in 2007 and                         6,834,210               2,970,821
       $1.6 million in 2006
     Inventory                                                                     263,841                 284,777
     Prepaid expenses                                                            1,025,872                 706,390
     Deferred income taxes                                                       1,460,000               1,600,000
     Other current assets                                                          868,553               1,118,099
                                                                       --------------------   ---------------------
                                              TOTAL CURRENT ASSETS              40,624,969              30,464,838

Property and equipment, net of accumulated                                       2,237,070               2,275,105
depreciation and amortization of $2,007,000
in 2007 and $1,561,000 in 2006, respectively
Investments                                                                        688,997                 688,997
Goodwill                                                                         1,992,133               1,992,133
Deferred income taxes                                                            4,671,600               5,767,000
Other assets                                                                       614,957                 652,960
                                                                       --------------------   ---------------------
                                                      TOTAL ASSETS      $       50,829,726      $       41,841,033
                                                                       ====================   =====================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                            $ 594,860               $ 887,174
     Accrued payroll and payroll taxes                                           1,665,804               1,810,428
     Estimated medical expenses payable                                          5,794,944               4,743,737
     Unearned premiums                                                           4,534,483                       -
     Due to CMS                                                                  3,706,579               2,702,825
     Accrued expenses                                                            1,656,480                 767,606
                                                                       --------------------   ---------------------
                                         TOTAL CURRENT LIABILITIES              17,953,150              10,911,770

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.001 per share;
     stated value $100 per share;
         10,000,000 shares authorized; 5,000 issued and outstanding                500,000                 500,000
     Common stock, par value $.001 per share;
     80,000,000 shares authorized;
         50,682,060 in 2007 and 50,268,964 in 2006
         issued and outstanding, respectively                                       50,682                  50,269
     Additional paid-in capital                                                 42,077,977              41,453,311
     Accumulated deficit                                                        (9,752,083)            (11,074,317)
                                                                       --------------------   ---------------------
                                        TOTAL STOCKHOLDERS' EQUITY              32,876,576              30,929,263
                                                                       --------------------   ---------------------
                        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $       50,829,726      $       41,841,033
                                                                       ====================   =====================

      The accompanying notes are an integral part of the condensed consolidated financial statements.


               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


===================================================================================================================================

                                                                Six Months Ended June 30,            Three Months Ended June 30,
                                                                2007                 2006               2007             2006
                                                            (unaudited)           (unaudited)        (unaudited)     (unaudited)
                                                         ----------------------------------------  --------------------------------
REVENUE                                                       $ 138,038,090        $ 111,649,144     $ 69,936,634     $ 56,881,610

MEDICAL EXPENSE
       Medicaltclaimsaexpense                                   115,810,183           95,297,419       58,316,918       48,334,576
       Medical center costs                                       5,479,700            5,144,944        2,788,620        2,559,277
                                                         -------------------  -------------------  ---------------   --------------
                                   Total Medical Expense        121,289,883          100,442,363       61,105,538       50,893,853
                                                         -------------------  -------------------  ---------------   --------------
                                            GROSS PROFIT         16,748,207           11,206,781        8,831,096        5,987,757

OPERATING EXPENSES
       Payroll, payroll taxes and benefits                        6,703,455            5,003,185        3,376,485        2,555,386
       Marketing and advertising                                  2,031,701            1,995,854          422,432        1,021,924
       General and administrative                                 5,693,440            3,549,237        2,702,062        1,977,221
                                                         -------------------  -------------------  ---------------   --------------
                                Total Operating Expenses         14,428,596           10,548,276        6,500,979        5,554,531
                                                         -------------------  -------------------  ---------------   --------------
                                        OPERATING INCOME          2,319,611              658,505        2,330,117          433,226

OTHER INCOME (EXPENSE):
       Interest income                                              707,245              412,138          326,015          222,700
       Other income (expense)                                       (17,221)               1,201          (19,769)              21
                                                         -------------------  -------------------  ---------------   --------------
                             Total other income (expense)           690,024              413,339          306,246          222,721

                       INCOME  BEFORE INCOME TAX EXPENSE          3,009,635            1,071,844        2,636,363          655,947
INCOME TAX EXPENSE                                                1,250,400              411,000        1,105,400          251,800
                                                         -------------------  -------------------  ---------------   --------------
         NET INCOME                                             $ 1,759,235            $ 660,844      $ 1,530,963        $ 404,147
                                                         ===================  ===================  ===============   ==============

NET EARNINGS PER COMMON SHARE:
       Basic                                                         $ 0.03               $ 0.01           $ 0.03           $ 0.01
                                                         ===================  ===================  ===============   ==============
       Diluted                                                       $ 0.03               $ 0.01           $ 0.03           $ 0.01
                                                         ===================  ===================  ===============   ==============

           The accompanying notes are an integral part of the condensed consolidated financial statements.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

=======================================================================================================================

                                                                                       Six Months Ended June 30,
                                                                                       2007                 2006
                                                                                   (unaudited)          (unaudited)
                                                                                 -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $     1,759,235      $       660,844
Adjustments to reconcile net income to net cash
    provided by/(used in) operating activities:
       Depreciation and amortization                                                      451,185              214,973
       Stock-based compensation expense                                                   321,016              363,502
       Shares issued for director fees                                                     65,032                    -
       Excess tax benefits from share based compensation                                 (140,000)
       Amortization of securities issued for professional services                              -               26,175
       Deferred income taxes                                                              938,400              411,000
       Other                                                                                    -                  103
       Changes in operating assets and liabilities:
             Accounts receivable                                                       (4,042,696)             360,316
             Inventory                                                                     20,936              (39,833)
             Prepaid expenses                                                            (319,482)            (597,435)
             Other current assets                                                         244,802              296,895
             Other assets                                                                  40,375                3,367
             Accounts payable                                                            (292,314)            (323,352)
             Accrued payroll and payroll taxes                                           (144,624)            (311,348)
             Unearned premiums                                                          4,534,483            2,624,366
             Estimated medical expenses payable                                         1,051,207            1,907,298
             Due to CMS                                                                 1,003,754              712,860
             Accrued expenses                                                             888,874              449,427
                                                                                 -----------------    -----------------
                 Net cash provided by operating activities                              6,380,183            6,759,158

CASH FLOWS FROM INVESTING ACTIVITIES:
       Short-term investments                                                                   -           (5,677,050)
       Investments                                                                              -             (312,938)
       Capital expenditures                                                              (408,778)            (848,499)
                                                                                 -----------------    -----------------
                 Net cash used in investing activities                                   (408,778)          (6,838,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from exercise of stock options                                             97,030              139,750
       Excess tax benefits from share based compensation                                  140,000
                                                                                 -----------------    -----------------
                 Net cash provided by financing activities                                237,030              139,750
                                                                                 -----------------    -----------------
NET INCREASE IN CASH AND EQUIVALENTS                                                    6,208,435               60,421
CASH AND EQUIVALENTS - beginning of period                                             23,110,042           15,572,862
                                                                                 -----------------    -----------------
CASH AND EQUIVALENTS - end of period                                              $    29,318,477      $    15,633,283
                                                                                 =================    =================

        The accompanying notes are an integral part of the condensed consolidated financial statements.

                METROPOLITAN HEALTH NETWORKS, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1       UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Metropolitan Health Networks, Inc. and subsidiaries (referred to as "Metropolitan," "the Company," "we," "us," or "our") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period and three month period ended June 30, 2007 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2007 or future periods.

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

NOTE 2        ORGANIZATION AND BUSINESS ACTIVITY

We own and operate provider service networks (the "PSN") through our wholly owned subsidiary, Metcare of Florida, Inc. We also operate a health maintenance organization (the "HMO") through our wholly owned subsidiary, METCARE Health Plans, Inc.

The PSN operates under two agreements (the "Humana Agreements") with Humana, one of the largest participants in the Medicare Advantage program in the United States , to provide medical care to Medicare beneficiaries enrolled under Humana's health plans. To deliver care, we utilize our wholly-owned medical practices and have also contracted directly or indirectly through Humana with third-party medical practices, service providers and hospitals (collectively the "Affiliated Providers"). The PSN operates in South Florida and Central Florida.

Effective July 1, 2005, the HMO became licensed and entered into a contract with the Centers for Medicare and Medicaid Services ("CMS") to begin offering Medicare Advantage plans to Medicare beneficiaries in six Florida counties. The HMO has been operating and marketing its "AdvantageCare" branded plan since July 2005. Beginning January 1, 2007, the HMO began to offer plans in 12 counties in Florida. In July 2007, the HMO was approved to operate in Collier County beginning January 1, 2008. The HMO's agreement with CMS is generally renewable for a one-year term each December 31 unless CMS notifies the HMO of its decision not to renew the agreement by May 1 of the contract year, or the HMO notifies CMS of its decision not to renew by the first Monday in June of the contract year. Neither we nor CMS provided the other party with a non-renewal notice.

We manage the PSN and HMO as separate business segments.

NOTE 3       SIGNIFICANT ACCOUNTING POLICIES

On January 1, 2007 we adopted the provision of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("Interpretation No. 48"). Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies. As required by Interpretation No. 48, which clarifies SFAS Statement 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As a result of the adoption of Interpretation No. 48, we derecognized certain deferred tax assets of approximately $437,000, which was accounted for as a reduction of retained earnings at January 1, 2007. We have considered the effects of FASB Staff Position ("FSP") amending Interpretation No. 48 and have considered this FSP as if it were adopted at the implementation date of Interpretation No. 48.

We are subject to income taxes in the U.S. federal jurisdiction and the state of Florida. Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply. We have net operating loss carry forwards related to years prior to 2003. To the extent such net operating losses are utilized, the years from which the losses carryforwards originate are open for examination. Upon adoption of Interpretation No. 48, we evaluated our tax positions with regard to these years. The statute of limitations for the federal and Florida 2003 tax years will expire in the next twelve months. We have recognized tax benefits of $169,000, which would be recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.

The Internal Revenue Service is presently examining our 2005 Federal income tax return. We do not expect to recognize a significant change to the total amount of unrecognized tax benefit as a result of the examination.

We recognize interest accrued related to unrecognized tax benefits in interest expense, which is included in other income (expense) in the condensed consolidated statements of income, and penalties in operating expenses for all periods presented. Interest of $25,000 has been accrued in the second quarter of 2007. No penalties have been accrued in any period presented.

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

NOTE 5        REVENUE

Our Medicare premium revenue is adjusted periodically to give effect to a risk component. Risk adjustment uses health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. Under risk adjustment methodology, managed care plans must capture, collect, and submit diagnosis code information to CMS. After reviewing the respective submissions, CMS adjusts the premium payments to Medicare plans generally at the beginning of the calendar year and in the middle of calendar year and then issues a final payment in a subsequent year.

In June 2007, the HMO was notified of a 2007 mid-year retroactive Medicare Risk Adjustment ("MRA") increase from CMS based on the increased medical risk scores of the HMO's membership. This increase is made effective June 30 and is retroactively applied to all premiums paid in the first half of 2007. As a result of this increase, the HMO realized additional revenue of $781,000 in the 2007 second quarter. Premiums for the balance of 2007 will be paid based on the new medical risk scores. The 2006 mid-year MRA increase recorded in the 2006 second quarter was $280,000.

In July 2007 we received the final MRA increase for 2006 premiums paid by CMS to the HMO of $575,000. This amount is $340,000 higher than our recorded estimate at December 31, 2006 of $235,000. The $340,000 has been recorded in revenue for the three and six month period ended June 30, 2007.

NOTE 6       MEDICAL EXPENSE

Each period, we re-examine previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimate recorded in prior periods becomes more exact, we adjust the amount of our liability estimate, and include the change in medical expense in the period in which the change is identified. In each reporting period, our operating results include the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our estimated medical expenses payable is adequate to cover future claims payments required, such estimates are based on claims experience to date and various assumptions. Therefore, the actual liability could differ materially from the amount recorded.

We estimate that, on a consolidated basis, 2006 claims paid in 2007 will exceed the amount originally recorded as estimated medical expenses payable at December 31, 2006 by $1.3 million. This amount increased total medical expense by approximately 1% for the six months ended June 30, 2007. We also estimate that, on a consolidated basis 2005 claims paid in 2006 will exceed the amount originally recorded as estimated medical expenses payable at December 31, 2005 by $1.2 million. This amount increased total medical expense by approximately 1.2% for the six months ended June 30, 2006. The difference between the amount incurred and the estimated medical claims payable that was recorded was primarily a result of unfavorable developments in our medical claims expense.

We estimate that claims paid for the PSN and HMO subsequent to March 31, 2007 for services provided prior to that date will exceed the consolidated estimated medical expenses payable recorded at that date by approximately $450,000. This is less than 1% of consolidated total medical expense recorded for the quarter ended June 30, 2007. We also estimate that claims paid for the PSN and HMO subsequent to March 31, 2006 for services provided prior to that date will exceed the consolidated estimated medical expenses payable recorded at that date by approximately $750,000. This is approximately 1.5% of consolidated total medical expense recorded for the quarter ended June 30, 2006. The difference between the amount incurred and the estimated medical claims payable that was recorded was primarily a result of unfavorable developments in our medical claims expense.

The actuarial process and models develop a range of estimated medical claims payable. Pursuant to FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, when no amount within the range is a better estimate than any other amount, the accrual is recorded at the low end of the range. Through March 31, 2007, we accrued to the low end of the range. During the second quarter of 2007, we determined that, based on historical results, the best estimate for the PSN is the mid-range and for the HMO the best estimate continues to be the low end of the range. We estimate liabilities for physician, hospital and other medical expense disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies.

At June 30, 2007, we determined that the range for estimated medical expenses payable for the PSN was between $12.3 million and $15.0 million and we recorded a liability at the mid-range of $13.4 million. This amount is netted in the due from Humana account in the June 30, 2007 balance sheet. Moving to the mid-range for the PSN increased consolidated total medical expense in the 2007 second quarter by $1.1 million and increased our consolidated Medical Expense Ratio by 1.8% and .9% for the three months and six months ended June 30, 2007, respectively. This change impacted net earnings per common share, basic by $.01 per share.

At June 30, 2007, we estimated that the range for estimated medical claims payable for the HMO was between $5.6 million and $6.3 million and we recorded a liability of $5.6 million. Based on historical results, we believe that the low end of the range continues to be the best estimate within the range for the HMO.

NOTE 7       SEPARATION AND RESTRUCTURING EXPENSES

On April 9, 2007 ("Separation Date"), we entered into a mutually agreeable separation agreement (the "Separation Agreement") with the individual who served as our President and Chief Operating Officer. Under the Separation Agreement, we agreed, among other things, to provide this individual with her base salary, to allow her to participate in certain of our benefit programs and to provide her with an automobile and mobile phone allowance for twelve months following the separation date. Under the Separation Agreement, this individual has agreed to be bound by restrictive covenants regarding, among other things, non-competition with us for a one-year period, non-solicitation of our employees for a two-year period and confidentiality. In the second quarter of 2007, we accrued approximately $500,000 related to the amount payable under the Separation Agreement and the value of certain options held by this individual that, in accordance with their terms, became fully vested on the separation date and subject to a three month exercise period.

On June 26, 2007, we entered in to an agreement with this individual, to repurchase for $10,000 options she held, with an exercise price of $1.83 per share, to purchase 800,000 of our common stock. This amount has been reflected as a reduction of paid in capital.

In July 2007, we implemented a restructuring plan designed to reduce costs and improve operating efficiency. The restructuring plan, expected to be complete by the end of August 2007, is anticipated to include the closure of two of the HMO's office locations, one PSN medical practice (the "PSN Practice"), and a workforce reduction involving 16 employees. In connection with this plan, we expect to record approximately $600,000 of restructuring costs during the third quarter of 2007 including approximately $150,000 of cash for severance payments, approximately $370,000 of cash for continuing lease obligations on closed locations, and approximately $80,000 for the write-off of certain fixed assets. The severance payments and continuing lease obligations will result in future cash expenditures. We project that the restructuring will enable us to reduce our related operating expenses by approximately $1.2 million per annum, with no or limited impact on the HMO's and PSN's ability to serve their existing members. At June 30, 2007, the PSN Practice being closed served approximately 450 members in South Florida. During the first six months of 2007, this practice generated $2.6 million of revenue and had a loss before allocated overhead and income taxes. Of the $600,000, approximately $400,000 relates to the HMO with the balance of $200,000 associated with the PSN.

NOTE 8       INCOME TAXES

The effective income tax rate was 41.9% for the three months ended June 30, 2007 compared to 38.4% for the three months ended June 30, 2006. For the six months ended June 30, 2007 and 2006, the effective income tax rate was 41.5% and 38.3%, respectively. The increase in the effective income tax rate in 2007 is a result of a decrease in the estimated tax benefit of certain deferred tax assets.

NOTE 9       EARNINGS PER SHARE

Earnings per common share, basic is computed using the weighted average number of common shares outstanding during the period. Earnings per common share, diluted is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants and preferred stock convertible into shares of common stock.


                                                  For the six months ended June 30,        For the three months ended June 30,
                                                      2007                2006                   2007                 2006
                                                 ----------------   -----------------     -------------------    ----------------

Net income                                        $    1,759,000     $       661,000       $       1,531,000      $      404,000
Less:  Preferred stock dividend                          (25,000)            (25,000)                (13,000)            (13,000)
                                                 ----------------   -----------------     -------------------    ----------------
Income available to common shareholders               $1,734,000            $636,000       $       1,518,000      $      391,000
                                                 ================   =================     ===================    ================
Denominator:
Weighted average common shares outstanding            50,291,000          49,916,000              50,312,000          49,971,000
                                                 ================   =================     ===================    ================
Basic earnings per common share                   $         0.03     $          0.01       $            0.03      $         0.01
                                                 ================   =================     ===================    ================

Income available to common shareholders           $    1,734,000     $       636,000       $       1,518,000      $      391,000
                                                 ================   =================     ===================    ================

Denominator:
Weighted average common shares outstanding            50,291,000          49,916,000              50,312,000          49,971,000
Common share equivalents of outstanding stock:
   Convertible preferred stock                                 -                   -                 526,000                   -
   Restricted stock                                      157,000                                     157,000
   Options and warrants                                1,215,000           1,356,000                 935,000           1,369,000
                                                 ----------------   -----------------     -------------------    ----------------
Weighted average common shares outstanding            51,663,000          51,272,000              51,930,000          51,340,000
                                                 ================   =================     ===================    ================
Diluted earnings per common share                 $         0.03     $          0.01       $            0.03      $         0.01
                                                 ================   =================     ===================    ================
Weighted average of antidilutive stock options           600,100             504,000               1,048,000             486,000
                                                 ================   =================     ===================    ================


NOTE 10      STOCKHOLDERS' EQUITY

During the three months ended June 30, 2007, options for 253,800 common shares were exercised. For the six month period ended June 30, 2007, we issued 255,800 shares of common stock in connection with the exercise of stock options.

During the three and six month period ended June 30, 2007 we awarded 157,296 shares of restricted stock to the independent members of our Board of Directors. The shares vest over a twelve month period. Compensation expense related to this stock is recognized ratably over the vesting period.

NOTE 11      COMMITMENTS AND CONTINGENCIES

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

Guarantees

In connection with the sale of the assets of our pharmacy division in 2003, the purchaser of the pharmacy assets agreed to assume our obligation under a lease which ran through 2012. In the event of the purchaser's default, we could be responsible for future lease payments totaling approximately $608,000 at June 30, 2007.

NOTE 12      PHYSICIAN PRACTICES

Effective July 31, 2007, we acquired, in a transaction accounted for as a purchase, certain assets of one of our contracted independent primary care physician practices for approximately $900,000. We are currently in the process of determining the allocation of the purchase price.

In addition to the acquisition, we expect the PSN will open an additional medical center in its Central Florida market during the second half of 2007.

NOTE 13      BUSINESS SEGMENT INFORMATION

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


              SIX MONTHS ENDED JUNE 30, 2007                        PSN              HMO              Total
-----------------------------------------------------------   ----------------  --------------- ------------------
Revenues from external customers                                $ 113,755,000     $ 24,283,000      $ 138,038,000
Segment gain (loss) before allocated overhead and income
taxes                                                              13,088,000       (5,550,000)         7,538,000
Allocated corporate overhead                                        2,199,000        2,329,000          4,528,000
Segment gain (loss) after allocated overhead and before
income taxes                                                       10,889,000       (7,879,000)         3,010,000
Segment assets                                                     24,953,000       18,039,000         42,992,000
Goodwill                                                            1,992,000                -          1,992,000

              SIX MONTHS ENDED JUNE 30, 2006                        PSN              HMO              Total
-----------------------------------------------------------   ----------------  --------------- ------------------
Revenues from external customers                                $ 100,313,000     $ 11,336,000      $ 111,649,000
Segment gain (loss) before allocated overhead and income
taxes                                                               8,491,000       (4,170,000)         4,321,000
Allocated corporate overhead                                        1,818,000        1,431,000          3,249,000
Segment gain (loss) after allocated overhead and before
income taxes                                                        6,673,000       (5,601,000)         1,072,000
Segment assets                                                     18,567,000       16,169,000         34,736,000
Goodwill                                                            1,992,000                -          1,992,000

             THREE MONTHS ENDED JUNE 30, 2007                       PSN              HMO              Total
-----------------------------------------------------------   ----------------  --------------- ------------------
Revenues from external customers                                $  56,662,000     $ 13,275,000      $  69,937,000
Segment gain (loss) before allocated overhead and
income taxes                                                        6,589,000       (1,683,000)         4,906,000
Allocated corporate overhead                                        1,200,000        1,070,000          2,270,000
Segment gain (loss) after allocated overhead and before
income taxes                                                        5,389,000       (2,753,000)         2,636,000

             THREE MONTHS ENDED JUNE 30, 2006                       PSN              HMO              Total
-----------------------------------------------------------   ----------------  --------------- ------------------
Revenues from external customers                                $  50,236,000     $  6,646,000      $  56,882,000
Segment gain (loss) before allocated overhead and income
taxes                                                               4,537,000       (2,242,000)         2,295,000
Allocated corporate overhead                                          877,000          762,000          1,639,000
Segment gain (loss) after allocated overhead and before
income taxes                                                        3,660,000       (3,004,000)           656,000


Segment assets at June 30, 2007 exclude general corporate assets of $7.9 million including deferred tax assets of $6.6 million.

Segment assets at June 30, 2006 exclude general corporate assets of $4.1 million including deferred tax assets of $3.0 million.

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

      o failure to receive claims processing, billing services, data collection and other information on a timely basis from Humana or HF Administrative Services, the third party administrative service provider for the HMO;

      o failure to receive, on a timely or accurate basis, customer information from CMS;

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

BACKGROUND

We operate two business segments in Florida, the PSN which provides and arranges for medical care primarily to customers of Humana and the HMO which provides healthcare benefits to Medicare beneficiaries in Florida that have selected our health plan.

Both our PSN and HMO operations primarily focus on individuals covered by Medicare, the national, federally-administered health insurance program that covers the cost of hospitalization, medical care, and some related health services for U.S. citizens aged 65 and older, qualifying disabled persons and persons suffering from end-staged renal disease.

Substantially all of our revenue in 2007 and 2006 was generated by providing services to Medicare beneficiaries through arrangements that require us to assume responsibility to provide and/or manage the care for all of our customers' medical needs in exchange for a monthly fee, also known as a capitated fee or capitation arrangement.

Provider Service Network
------------------------

The PSN has two network contracts (the "Humana Agreements") with Humana, one of the largest participants in the Medicare Advantage program in the United States. Our PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in Flagler and Volusia counties ("Central Florida") and Palm Beach, Broward and Miami-Dade counties ("South Florida") who have elected to receive benefits through Humana's Medicare Advantage Plan. As of June 30, 2007, the Humana Agreements covered approximately 19,200 Humana Plan Customers (as defined below) in Central Florida and 6,100 Humana Plan Customers in South Florida. Approximately 82.0% of our revenue during the first half of 2007 was generated through the Humana Agreements.

Effective as of August 1, 2007, the PSN entered into a Network Agreement (the "CarePlus Agreement") with CarePlus Health Plans, Inc., a Medicare Advantage health plan in Florida. Pursuant to the CarePlus Agreement, the PSN will provide, on a non-exclusive basis, healthcare services to Medicare beneficiaries in the following nine Florida counties - Miami-Dade, Broward, Palm Beach, Orange, Osceola, Seminole, Pasco, Pinellas and Hillsborough counties who have elected to receive benefits through CarePlus' Medicare Advantage plans.

We have built our PSN physician network by contracting with primary care physicians for their services and acquiring and operating our own physician practices. At June 30, 2007, we have contracts in place with twenty-eight independent primary care physician practices (individually an "IPA") and we own and operate eight primary care physician practices and one medical oncology physician practice (collectively with the IPAs, the "PSN Physicians"). In addition, through our Humana Agreements we have established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout South Florida and Central Florida.

Under the CarePlus Agreement, the existing PSN Physicians will not be eligible to participate in the CarePlus Agreement and the PSN will have to develop and/or acquire and operate a unique network of primary care physicians that are not otherwise contracted to Humana.

Effective July 31, 2007, the PSN acquired certain assets of one of our IPAs in the Central Florida market for approximately $900,000. Effective August 1, the PSN closed a wholly-owned primary care physician practice in South Florida. The PSN also plans to open an additional primary care physician practice in the Central Florida market in the latter part of 2007.

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

CarePlus directly contracts with CMS and is paid a fixed monthly premium payment for each customer (each a "CarePlus Customer") enrolled in CarePlus's Medicare Advantage Plan. The monthly premium varies by patient, county, age and severity of health status. Pursuant to the CarePlus Agreement, the PSN provides or arranges for the provision of covered medical services to each CarePlus Plan
Customer who selects one of the PSN Physicians as his or her primary care physician (a "CarePlus Participating Customer"). In return for the provision of these medical services, the PSN will receive a monthly Network Administration Fee for each CarePlus Participating Customer. Once the number of CarePlus
Participating Customers exceeds 500 in a given calendar month (but not later than March 31, 2008), the PSN will then assume full responsibility for the provision of all necessary medical care for each CarePlus Participating Customer, even for services we do not provide directly.

Substantially all of our PSN's revenue comes from the Humana Agreements. We do receive additional revenue in the medical practices we own and operate by providing primary care services to non-Humana Participating Customers on a fee-for-service basis.

Health Maintenance Organization
-------------------------------

We operate the HMO through METCARE Health Plans, Inc., our wholly owned subsidiary that was issued a Health Care Provider Certificate ("HCPC") by Florida's Agency for Health Care Administration ("AHCA") on March 16, 2005. The Department of Financial Services, Office of Insurance Regulation ("OIR") approved the HMO's application and a Certificate of Authority to operate a HMO in the State of Florida ("COA") on April 22, 2005. The HMO recorded its first revenue in the third quarter of 2005.

Effective July 1, 2005, the HMO entered into a contract with CMS (the "CMS Contract") to begin offering Medicare Advantage plans to Medicare beneficiaries in six Florida counties - Lee, Charlotte, Sarasota, Martin, St. Lucie and Okeechobee. Beginning January 1, 2007, the HMO began to provide services in Polk, Glades, Manatee, Marion, Lake and Sumter counties. In July 2007, the HMO was approved to operate in Collier County beginning January 1, 2008 The HMO has been marketing its "AdvantageCare" branded plan since July 2005.

The HMO is required to maintain satisfactory minimum net worth in accordance with requirements established by the Florida State Department of Insurance. The HMO is restricted from making dividend payments without appropriate regulatory notifications and approvals or to the extent such dividends would put us out of compliance with statutory capital requirements.

We continue to evaluate expanding our HMO business into other counties within Florida. However, we do not intend to provide HMO services in the geographic markets covered by the Humana Agreements. We view our HMO business as an extension of our existing core competencies.

The HMO's revenue is generated by premiums consisting of monthly payments per customer that are established by the CMS Contract.

While the HMO's business has continued to grow, such growth has required and is expected to continue to require a considerable amount of capital. We project that in 2007, the HMO's business will continue to generate a loss before allocated overhead and income taxes. The HMO's actual cash needs and losses for 2007 are expected to be strongly influenced by, among other things, the HMO's membership levels, operating costs and the Medical Expense Ratio as well as the cost and effectiveness of various marketing programs we may undertake. In July 2007, we restructured our HMO operations by closing two office locations and terminating eight employees to better match the current size of the HMO. During the first seven months of 2007, we have transferred $11.0 million to the HMO to fund the operations and growth of the HMO. See - "LIQUIDITY AND CAPITAL RESOURCES" section contained in this Form 10-Q.

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

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies
----------------------------

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

CMS periodically retroactively adjusts the premiums paid to us based on the updated health status of participants. The factors considered by CMS include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program. In addition, CMS retroactively adjusts the number of customers enrolled in our HMO or PSN as a result of enrollment changes not yet processed, or not yet reported by Humana or CMS. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded by us for both our HMO and PSN. We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is received from Humana or CMS and the collectibility of the amount is reasonably assured.

Medical expenses for both the PSN and HMO are recognized in the period in which services are provided and include an estimate of our obligations for medical services that have been provided to our customers but for which we have either not yet received or processed claims, and for liabilities for physician, hospital and other medical expense disputes. We develop estimates for medical expense incurred but not reported using an actuarial process that is consistently applied. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care provider contract rate changes, medical care consumption and other medical expense trends. The actuarial process and models develop a range of estimated medical claims payable. In accordance with FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, when no amount within the range is a better estimate than any other amount, the accrual is recorded at the low end of the range. Through March 31, 2007, we accrued to the low end of the range. During the second quarter of 2007, we determined that, based on historical results, the best estimate within the range for the PSN is the mid-range and for the HMO the best estimate continues to be the low end of the range. We estimate liabilities for physician, hospital and other medical expense disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies.

Each period, we re-examine previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimate recorded in prior periods becomes more exact, we adjust the amount of our liability estimates, and include the changes in medical expense in the period in which the change is identified. In each reporting period, our operating results include the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our estimated medical expenses payable are adequate to cover future claims payments required, such estimates are based on claims experience to date and various assumptions. Therefore, the actual liability could differ materially from the amounts recorded.

Use of Estimates, Deferred Tax Assets.

We have recorded deferred tax assets of approximately $6.1 million at June 30, 2007. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. In order to utilize the deferred tax assets, we would have to generate taxable income of approximately $16.1 million. We believe that our current operations will generate sufficient income to fully utilize this asset. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and those changes could be material.

 In the event we determine that we cannot, on a more-likely-than-not basis, realize all or part of our deferred tax assets in the future, an adjustment to establish a deferred tax asset valuation allowance would be charged to income in the period such determination is made.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Summary

During the three months ended June 30, 2007 and 2006 we operated in two financial reporting segments, the PSN business and the HMO business.

For the three months ended June 30, 2007 (the "2007 second quarter"), we realized revenue of $69.9 million compared to $56.9 million of revenue realized for the three months ended June 30, 2006 (the 2006 second quarter), an increase of approximately $13.0 million or 23.0%. Of this increase, approximately $6.4 million related to the PSN and is primarily due to a rate increase of approximately 4% in the premiums from CMS and an increase in the average medicare risk score of customers, offset by a decline in membership.
Approximately $6.6 million of the increase is related to the HMO and is principally the result of the increase in customer months between the first six months of 2007 and the first six months of 2006.

Our Medicare premium revenue is adjusted periodically to give effect to a risk component. Risk adjustment uses health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. Under risk adjustment methodology, managed care plans must capture, collect, and submit diagnosis code information to CMS. After reviewing the respective submissions, CMS adjusts the premium payments to Medicare plans generally at the beginning of the calendar year and in the middle of calendar year and then issues a final payment in a subsequent year.

In June 2007, the HMO was notified of a 2007 mid-year retroactive Medicare Risk Adjustment ("MRA") increase from CMS based on the increased medical risk scores of the HMO's membership. This increase is made effective June 30 and is retroactively applied to all premiums paid during the first half of 2007. As a result of this increase, the HMO realized additional revenue of $781,000 in the 2007 second quarter. Premiums for the balance of 2007 will be paid based on the new medicare risk scores. The 2006 mid-year MRA increase recorded in the 2006 second quarter was $280,000.

In July 2007 we received the final MRA increase for 2006 premiums paid by CMS to the HMO of $575,000. This amount is $340,000 higher than our recorded estimate of $235,000. The $340,000 has been recorded in revenue for the three months ended June 30, 2007.

The PSN also realized a mid-year MRA increase, however because of the larger and more established customer base we estimate the amount of future retroactive risk adjustment payments for the PSN on a monthly basis. We adjust the estimated amounts to actual when the final adjustment amount is available. At June 30, 2007, we estimate that the mid-year MRA increase will be approximately $5.9 million. This amount is recorded ratably throughout the six month period. The MRA increase recorded in the first six months of 2006 was $3.5 million.

Total medical expense for the 2007 second quarter was $61.1 million, an increase of $10.2 million over the 2006 second quarter. Our ratio of medical expense to revenue (the "Medical Expense Ratio") decreased to 87.4% in the 2007 second quarter compared to 89.5% in the 2006 second quarter. As discussed below, included in total medical expense for the three month period ended June 30, 2007, is a $1.1 million change in estimate relating to the PSN's estimated medical claims payable (see below). This change increased total medical expense by $1.1 million, increased the Medical Expense Ratio by 1.8% and reduced net income per common share basic and diluted by $.01 for the 2007 second quarter.

We currently estimate that claims paid for the PSN and HMO subsequent to March 31, 2007 for services provided prior to that date will exceed the consolidated estimated medical expenses payable recorded at that date by approximately
$450,000. This is less than 1% of consolidated total medical expense recorded for the quarter ended June 30, 2007. We also estimate that claims paid for the PSN and HMO subsequent to March 31, 2006 for services provided prior to that date will exceed the consolidated estimated medical expenses payable recorded at that date by approximately $750,000. This is approximately 1.5% of consolidated total medical expense recorded for the quarter ended June 30, 2006. The difference between the amount incurred and the estimated medical claims payable that was recorded was primarily a result of unfavorable developments in our medical claims expense.

Income before income tax expense for the 2007 second quarter was $2.6 million compared to $656,000 in the 2006 second quarter. Net income for the 2007 second quarter was $1.5 million compared to $404,000 for the 2006 second quarter. Our results of operations for the 2007 and 2006 second quarters are negatively impacted by the losses related to the operations of our Medicare Advantage HMO.

Net earnings per common share, basic and diluted was $0.03 for the 2007 second quarter and $.01 for the 2006 second quarter.

The PSN reported a segment gain before income taxes and allocated overhead of $6.6 million for the 2007 second quarter, as compared to a gain of $4.5 million in the 2006 second quarter an increase of $2.1 million or 46.7%. The HMO segment incurred a net loss before income taxes and allocated overhead of $1.7 million for the 2007 second quarter, compared to a net loss before income taxes and allocated overhead of $2.2 million in the 2006 second quarter. Allocated overhead was $2.3 million and $1.6 million in the 2007 and 2006 second quarters, respectively.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN and HMO as of June 30, 2007 and June 30, 2006 and (ii) the aggregate customers months of the PSN and the HMO during the second quarter of 2007 and 2006. Customer months refer to the aggregate number of customers to whom we are providing healthcare services for each month during the period.


                     June 30, 2007                  June 30, 2006
               ---------------------------    ------------------------------
                Members at       Member        Members at       Member
                  End of       Months For        End of       Months for
                  Period         Quarter         Period        Quarter
               ---------------------------    ------------------------------
PSN                  25,300        76,600           25,900           77,600
HMO                   5,100        15,200            3,100            8,400
               ---------------------------    ------------------------------
         Total       30,400        91,800           29,000           86,000
               ===========================    ==============================

Revenue

The following table provides a breakdown of our sources of revenue by segment for the 2007 second quarter and the 2006 second quarter:


                                            Three Months Ended June 30               $              %
                                              2007               2006            Increase         Change
                                         ----------------   ---------------   ---------------  -------------

PSN revenue from Humana                     $ 56,316,000      $ 49,906,000       $ 6,410,000          12.8%
PSN fee-for-service revenue                      346,000           330,000            16,000           4.8%
                                         ----------------   ---------------   ---------------
      Total PSN revenue                       56,662,000        50,236,000         6,426,000          12.8%
                                         ----------------   ---------------   ---------------
          Percentage of total revenue              81.0%             88.3%
HMO revenue                                   13,275,000         6,646,000         6,629,000          99.7%
          Percentage of total revenue              19.0%             11.7%
                                         ----------------   ---------------   ---------------
Total revenue                               $ 69,937,000      $ 56,882,000      $ 13,055,000          23.0%
                                         ================   ===============   ===============

The PSN's most significant source of revenue during both the 2007 and 2006 second quarters was the premium revenue generated pursuant to the Humana Agreements (the "Humana Related Revenue"). The Humana Related Revenue increased from $49.9 million in the 2006 second quarter to $56.3 million in the 2007 second quarter, an increase of approximately 12.8%.

The PSN's average per customer per month premium in the 2007 second quarter was approximately $739, an increase of approximately $92 or 14.2% per customer over the 2006 second quarter per customer per month premium of $647. This increase is due to a rate increase of approximately 4% in the premium payment from CMS and an increase in the average medicare risk score of customers, offset by a decline in membership.

The fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers in our owned physician practices.

HMO revenue for the 2007 second quarter was $13.3 million as compared to $6.6 million in 2006. The HMO was in its early stages of development in the 2006 second quarter. The increase in revenue is primarily attributable to the increase in customer months between the 2007 and 2006 second quarters. Revenue per customer per month for the HMO increased from $787 for the 2006 second quarter to $872 for the 2007 second quarter, an increase of 10.8%. This increase is a combination of a rate increase in the premium payments from CMS of 5.5% and an increase in the average medical risk scores of customers.

In June 2007, the HMO realized a mid-year retroactive Medicare Risk Adjustment ("MRA") increase from CMS based on the increased medical risk scores of the HMO's membership. This increase is made effective June 30 and is retroactively applied to all premiums paid in the first half of the year. As a result of this increase, the HMO realized additional revenue of $781,000 in the 2007 second quarter. Premiums for the balance of 2007 will be paid based on the new medical risk scores. The 2006 mid-year MRA increase recorded in the 2006 second quarter was $280,000.

In July 2007 we received the final MRA increase for 2006 premiums paid by CMS to the HMO of $575,000. This amount is $340,000 higher than our recorded estimate at December 31, 2006 of $235,000. The $340,000 has been recorded in revenue for the three month period ended June 30, 2007.

Medical Expense


                                                Three Months Ended June 30              Increase            %
                                                 2007                 2006             (Decrease)         Change
                                           -----------------    -----------------   -----------------  -------------

PSN medical expense                            $ 49,225,000         $ 44,863,000        $  4,362,000         9.7%
HMO medical expense                              11,881,000            6,031,000           5,850,000        97.0%
                                           -----------------    -----------------   -----------------
Consolidated total medical expense             $ 61,106,000         $ 50,894,000        $ 10,212,000        20.1%
                                           =================    =================   =================

PSN Medical Expense Ratio                             86.9%                89.3%
                                           =================    =================
HMO Medical Expense Ratio                             89.5%                90.8%
                                           =================    =================
Consolidated Medical Expense Ratio                    87.4%                89.5%
                                           =================    =================


Total Medical Expense

Total medical expense represents the total cost of providing patient care and is comprised of two components, medical claims expense and medical center costs. Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the PSN's owned affiliated providers ("Non-Affiliated Providers"). Medical center costs represent the operating costs of the physician practices owned by the PSN. Approximately $58.3 million or 95.4% of our total medical expense in the 2007 second quarter and $48.3 million or 95.0% of total medical expense in the 2006 second quarter are attributable to medical claims.

Total medical expense was $61.1 million and $50.9 million for the 2007 and 2006 second quarters, respectively. Our Medical Expense Ratio decreased from 89.5% in the 2006 second quarter to 87.4% in the 2007 second quarter. As discussed below, included in total medical expense for the three month period ended June 30, 2007, is a $1.1 million change in estimate relating to the PSN's estimated medical claims payable (see below). This change increased total medical expense by $1.1 million, increased the Medical Expense Ratio by 1.8% and reduced net income per common share basic and diluted by $.01 for the 2007 second quarter.

We currently estimate that claims paid for the PSN and HMO subsequent to March 31, 2007 for services provided prior to that date will exceed the consolidated estimated medical expenses payable recorded at that date by approximately
$450,000. This is less than 1% of consolidated total medical expense recorded for the quarter ended June 30, 2007. We also estimate that claims paid for the PSN and HMO subsequent to March 31, 2006 for services provided prior to that date will exceed the consolidated estimated medical expenses payable recorded at that date by approximately $750,000. This is approximately 1.5% of consolidated total medical expense recorded for the quarter ended June 30, 2006. The difference between the amount incurred and the estimated medical claims payable that was recorded was primarily a result of unfavorable developments in our medical claims expense.

The Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers. The PSN's total medical expense in the 2007 second quarter was $49.2 million compared to $44.9 million in the 2006 second quarter, an increase of approximately $4.4 million. The Medical Expense Ratio for the PSN segment improved to 86.9% in the 2007 second quarter as compared to 89.3% in the 2006 second quarter and 88.4% for the year ended December 31, 2006.

During 2006, the PSN implemented various medical management techniques to improve the medical management of our customers. Some of these techniques included chart audits for all PSN Physicians, increased focus on certain elements of our Partners in Quality Program, implementation of an outreach program for our more acutely ill customers in an effort to better manage the care for these individuals and the development of a comprehensive recovery plan for customers that had serious events, such as hospitalizations or significant procedures.

The actuarial process and models develop a range of estimated medical claims payable. At June 30, 2007, estimated medical claims payable for the PSN was determined to be between $12.3 million and $15.0 million and we recorded a liability of $13.4 million. In accordance with FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, when no amount within the range is a better estimate than any other amount, the accrual is recorded at the low end of the range. Through March 31, 2007, we accrued to the low end of the range. During the second quarter of 2007, we determined that, based on historical results, the best estimate within the range for the PSN is the mid-range. The change from the low-end of the range to the mid-range increased total medical expense in the 2007 second quarter by $1.1 million which increased the PSN's medical expense ratio by approximately 2.2% and its medical expense per customer by approximately $14.00 in the 2007 second quarter.

Included in the PSN's 2007 second quarter's medical expense is a charge of $370,000 reflecting the amount that we currently estimate claims paid for services incurred prior to March 31, 2007 exceeded the estimated medical claims payable at that date. This represents less than 1% of the PSN's total medical expense for the 2007 second quarter. Claims paid by the PSN in the second quarter of 2006 related to services provided prior to March 31, 2006 exceeded the estimated medical claims payable recorded at March 31, 2006 by approximately $420,000, less than 1% of the PSN's total medical expense for the 2006 second quarter. The difference between the amount incurred and the estimated medical claims payable that was recorded was primarily a result of unfavorable developments in our medical claims expense.

On a per customer per month basis, total medical expense for the PSN in the 2007 second quarter was $642 as compared to $578 in the 2006 second quarter. This $64 increase is primarily a result of increased rates paid to hospitals and an increase in the intensity of the health services required by our customers as indicated by the increase in the risk scores of these members.

Approximately $2.8 million of our total medical expense in the 2007 second quarter related to physician practices we own as compared to $2.5 million in the 2006 second quarter.

Total medical expense for the HMO was $11.9 million in the 2007 second quarter compared to $6.0 million in the 2006 second quarter. The increase in the 2007 second quarter of 97.0% is due primarily to the substantial increase in the number of HMO customer months between the 2007 and 2006 second quarters.

The HMO's Medical Expense Ratio in the 2007 second quarter was 89.5% as compared to 90.8% in the 2006 second quarter and 102.4% for the year ended December 31, 2006. Estimated medical claims payable for the HMO at June 30, 2006 will ultimately settle for approximately $700,000 more than originally estimated. Including the impact of this change in estimate in the HMO's 2006 second quarter's total medical expense would increase the HMO's Medical Expense Ratio to 101.5%. There is no significant impact of prior period claims in the 2007 second quarter. The difference between the amount incurred and the estimated medical claims payable that was recorded was primarily a result of unfavorable developments in our medical claims expense.

At June 30, 2007, we determined that the range for estimated medical claims payable for the HMO was between $5.6 million and $6.3 million and we recorded a liability of $5.6 million. Based on historical results, we believe that the low end of the range continues to be the best estimate within the range for the HMO.

Other Expenses


                                                Three Months Ended June 30              Increase            %
                                                 2007                 2006             (Decrease)         Change
                                           -----------------    -----------------   -----------------  -------------

Payroll, payroll taxes and benefits          $    3,376,000       $    2,555,000      $      821,000          32.1%
      Percentage of total revenue                      4.8%                 4.5%
Marketing and advertising                           422,000            1,022,000           ($600,000)        -58.7%
      Percentage of total revenue                      0.6%                 1.8%
General and administrative                        2,702,000            1,977,000            $725,000          36.7%
      Percentage of total revenue                      3.9%                 3.5%
                                           -----------------    -----------------   -----------------
Total operating expenses                     $    6,500,000       $    5,554,000      $      946,000          17.0%
                                           =================    =================   =================

Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salaries and related costs for our executive, administrative and sales staff. For the 2007 second quarter, payroll, payroll taxes and benefits were $3.4 million, compared to $2.6 million for the 2006 second quarter, an increase of approximately $821,000. Payroll, payroll taxes and benefit costs associated with the HMO segment and corporate accounted for substantially all of this increase.

As the HMO customer base has grown, we also increased our HMO staff from 49 at December 31, 2005 to 70 at June 30, 2007. These employees were added to meet the operational needs of the of the HMO's growing membership. The increase in full time employees resulted in payroll, payroll taxes and benefits attributable to the HMO increasing to $1.4 million in the 2007 second quarter as compared to $1.0 million in the 2006 second quarter, a 33.1% increase.

Included in corporate salary expense for the second quarter of 2007 is approximately $500,000 of severance benefits payable pursuant to the Separation Agreement we entered in to with our former President and Chief Operating Officer in April 2007.

In July 2007, we communicated to affected employees a restructuring plan designed to reduce costs and improve operating efficiencies. The restructuring plan, expected to be complete by the end of August 2007, is anticipated to include the closure of two of the HMO's office locations, one PSN medical practice and a workforce reduction involving 16 employees. In connection with this plan, we expect to record approximately $600,000 of restructuring costs during the third quarter of 2007, including approximately $150,000 of cash for severance payments.

Marketing and Advertising

Marketing and advertising expense includes advertising expenses and commissions. For the 2007 second quarter, marketing and advertising expense was $422,000 as compared to $1.0 million for the 2006 second quarter, a decrease of 58.7%. In 2006, CMS instituted a limited enrollment period between November and March for Medicare Advantage plans. This change in the enrollment period results in a more focused marketing effort for the HMO and a disproportionate portion of advertising expenses being incurred in the first and last quarters of the year. In 2006, new members could be enrolled throughout the year and advertising costs were incurred ratably throughout the year.

General and Administrative

General and administrative expenses for the 2007 second quarter totaled $2.7 million, an increase of $725,000, or 36.7% over the 2006 second quarter.

Approximately $585,000 of the increase in general and administrative costs is attributable to the growth of the HMO. The HMO realized increased costs of $300,000 relating to claims processing as the number of customers has grown and increased professional services fees of $255,000 primarily attributable to the 2008 CMS bid process and costs for actuarial reports related to the determination of the quarterly estimated medical claims expense.

Corporate general and administrative costs for the 2007 second quarter were approximately $1.0 million as compared to $866,000 for the 2006 second quarter, an increase of 18.6%. Approximately $150,000 of the increase relates to an increase in professional service costs and $50,000 is a result of an increase in depreciation expense. These increases were offset by a reduction in other expenses.

Under the restructuring plan we implemented in July 2007, we expect that we will incur a charge of approximately $370,000 for continuing lease obligations on closed office locations and approximately $80,000 for the write-off of certain fixed assets and other associated costs in the third quarter of 2007.

Other Income (Expense)

We realized other income of $306,000 in the 2007 second quarter as compared to $223,000 in the 2006 second quarter. The increase was primarily as a result of an increase in investment income as we had more cash to invest and an increase in interest rates as compared to 2006. Cash is invested in highly liquid securities, primarily certificates of deposits with short term maturities and money market fund. We expect to continue to invest our excess cash in this manner for the remainder of 2007.

Income taxes

Our effective tax rate was 41.9%% in the 2007 second quarter and 38.4% in the 2006 second quarter. The increase in the effective income tax rate in 2007 is a result of a decrease in the estimated tax benefit of certain deferred tax assets.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Summary

During the six months ended June 30, 2007 and 2006, we operated in two financial reporting segments, the PSN business and the HMO business.

For the six months ended June 30, 2007, we realized revenue of $138.0 million compared to $111.6 million of revenue realized for the six months ended June 30, 2006, an increase of approximately $26.4 million or 23.6%.

Of this increase, approximately $13.4 million related to the PSN and is primarily due to a rate increase of approximately 4% in the premiums from CMS and an increase in the medicare risk scores of customers, offset by a decline in membership. Approximately $13.0 million of the increase is related to the HMO and is principally the result of the increase in customer months between the first six months of 2007 and the first six months of 2006.

In July 2007 we received the final MRA increase for 2006 premiums paid by CMS to the HMO of $575,000. This amount is $340,000 higher than our recorded estimate of $235,000. The $340,000 has been recorded in revenue for the six month period ended June 30, 2007.

Total medical expense for the first six months of 2007 was $121.3 million, an increase of $20.8 million over the first six months of 2006. Our ratio of total medical expense to revenue (the "Medical Expense Ratio") decreased to 87.9% for the first six months of 2007 compared to 90.0% in 2006. As discussed below, included in total medical expense for the six month period ended June 30, 2007 is a $1.1 million change in estimate relating to the PSN's estimated medical claims payable. This change increased total medical expense by $1.1 million, increased the consolidated medical expense ratio by .9% and reduced net income per common share basic and diluted by $.01 for the six month period ended June 30, 2007.

We currently estimate that, on a consolidated basis, 2006 claims paid in 2007 will exceed the amount originally recorded as estimated medical expenses payable at December 31, 2006 by $1.3 million. This amount increased total medical expense by approximately 1.1% for the six months ended June 30, 2007. We also estimate that, on a consolidated basis 2005 claims paid in 2006 will exceed the amount originally recorded as estimated medical expenses payable at December 31, 2005 by $1.2 million. This amount increased total medical expense by approximately 1.2% for the six months ended June 30, 2006. The difference between the amount incurred and the estimated medical claims payable that was recorded was primarily a result of unfavorable developments in our medical claims expense.

Income before income taxes for the first six months of 2007 was $3.0 million compared to $1.1 million for the first six months of 2006. Net income for the first six months of 2007 was $1.8 million compared to $661,000 for the first six months of 2006. Our results of operations for the first six months of 2007 and 2006 are negatively impacted by the losses related to the operations of our Medicare Advantage HMO.

Net earnings per common share, basic and diluted was $0.03 for the first six months of 2007 and $0.01 for the first six months of 2006.

The PSN reported a segment gain before income taxes and allocated overhead of $13.1 million for the first six months of 2007, as compared to $8.5 million for the first six months of 2006, an increase of $4.6 million or 54.1%. The HMO segment incurred a net loss before income taxes and allocated overhead of $5.6 million for the first six months of 2007, compared to a net loss before income taxes and allocated overhead of $4.2 million in the first six months of 2006. Allocated overhead was $4.5 million and $3.2 million for the first six months of 2007 and 2006, respectively.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN and HMO as of June 30, 2007 and June 30, 2006 and (ii) the aggregate customers months of the PSN and the HMO during the first six months of 2007 and 2006. Customer months refer to the aggregate number of customers to whom we are providing healthcare services for each month during the period.


               June 30, 2007              June 30, 2006
        --------------------------    ------------------------
          Members         Member      Members at    Member
           at End         Months        End of      Months
         of Period         YTD          Period        YTD
        ------------------------------------------------------
PSN           25,300      153,400          25,900     155,100
HMO            5,100       28,700           3,100      14,400
        --------------------------    ------------------------
  Total       30,400      182,100          29,000     169,500
        ==========================    ========================


Revenue

The following table provides a breakdown of our sources of revenue by segment for year to date 2007 and 2006:

                                                  Six Months Ended June                 $              %
                                                 2007              2006             Increase        Change
                                            ----------------  ----------------   --------------- --------------

PSN revenue from Humana                       $ 113,061,000     $  99,608,000      $ 13,453,000          13.5%
PSN fee-for-service revenue                         694,000           705,000           (11,000)         -1.6%
                                            ----------------  ----------------   ---------------
      Total PSN revenue                         113,755,000       100,313,000        13,442,000          13.4%
                                            ----------------  ----------------   ---------------
            Percentage of total revenue               82.4%             89.8%
HMO revenue                                      24,283,000        11,336,000        12,947,000         114.2%
            Percentage of total revenue               17.6%             10.2%
                                            ----------------  ----------------   ---------------
Total revenue                                 $ 138,038,000     $ 111,649,000      $ 26,389,000          23.6%
                                            ================  ================   ===============

The PSN's most significant source of revenue during both the first six months of 2007 and 2006 was the premium revenue generated pursuant to the Humana Agreements (the "Humana Related Revenue"). The Humana Related Revenue increased from $99.6 million in the first six months of 2006 to $113.1 million in the first six months of 2007, an increase of approximately 13.5%.

The PSN's average per customer per month premium in the first six months of 2007 was approximately $742, an increase of approximately $95 or 14.7% per customer over the first six months of 2006 per customer per month revenue of $647. This increase is due to an increase of approximately 4% in the premium payment from CMS and an increase in the average medicare risk score of the PSN's customers, offset by a decline in membership.

The fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers in our owned physician practices.

HMO revenue was $24.3 million for the first six months of 2007 as compared to $11.3 million in the first six months of 2006. The HMO was in its early stages of development in the first six months of 2006. The increase in revenue is primarily attributable to the increase in customer months between the first six months of 2006 and the first six months of 2007. Revenue per customer per month for the HMO increased to $845 in the first six months of 2007 from $789 in the first six months of 2006, an increase of 7.1%. This increase is a combination of a rate increase of approximately 5.5% and an increase in the average medicare risk score.

In July 2007 we received the final MRA increase for 2006 premiums paid by CMS to the HMO of $575,000. This amount is $340,000 higher than our recorded estimate of $235,000. The $340,000 has been recorded in revenue for the six month period ended June 30, 2007.

Medical Expense


                                                                                      $
                                             Six Months Ended June 30               Increase            %
                                             2007                 2006             (Decrease)         Change
                                       -----------------    -----------------   -----------------  -------------

PSN medical expense                       $  98,853,000        $  90,144,000       $  8,709,000           9.7%
HMO medical expense                          22,437,000           10,298,000         12,139,000         117.9%
                                       -----------------    -----------------   -----------------
Consolidated total medical expense        $ 121,290,000        $ 100,442,000       $ 20,848,000          20.8%
                                       =================    =================   =================

PSN Medical Expense Ratio                         86.9%                89.9%
                                       =================    =================
HMO Medical Expense Ratio                         92.4%                90.9%
                                       =================    =================
Consolidated Medical Expense Ratio                87.9%                90.0%
                                       =================    =================

Total Medical Expenses

Total medical expense represents the total costs of providing patient care and is comprised of two components, medical claims expense and medical center costs. Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the PSN's owned affiliated providers ("Non-Affiliated Providers"). The remaining portion of total medical expense, our medical center costs, is attributable to the costs associated with the physician practices owned by the PSN. Approximately $115.8 million or 95.5% and $95.3 million or 94.9% of our total medical expense in the first six months of 2007 and the first six months of 2006, respectively, are attributable to medical claims expense.

Total medical expense was $121.3 million and $100.4 million for the first six months of 2007 and 2006, respectively. Our Medical Expense Ratio decreased from 90.0% in the first six months of 2006 to 87.9% for the first six months of 2007. As discussed below, included in total medical expense for the six month period ended June 30, 2007 is a $1.1 million change in estimate relating to the PSN's estimated medical claims payable. This change increased total medical expense by $1.1 million, increased the medical expense ratio by .9% and reduced net income per common share basic and diluted by $.01 for the six month period ended June 30, 2007.

We currently estimate that, on a consolidated basis, 2006 claims paid in 2007 will exceed the amount originally recorded as estimated medical expenses payable at December 31, 2006 by $1.3 million. This amount increased total medical expense by approximately 1.1% for the six months ended June 30, 2007. We also estimate that, on a consolidated basis 2005 claims paid in 2006 will exceed the amount originally recorded as estimated medical expenses payable at December 31, 2005 by $1.2 million. This amount increased total medical expense by approximately 1.2% for the six months ended June 30, 2006. The difference between the amount incurred and the estimated medical claims payable that was recorded was primarily a result of unfavorable developments in our medical claims expense.

The Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers. The Medical Expense Ratio for the PSN segment improved to 86.9% for the first six months of 2007 as compared to 89.9% for the first six months of 2006 and 88.4% for the year ended December 31, 2006. The PSN's total medical expense for the first six months of 2007 was $98.9 million, compared to $90.1 million in the first six months of 2006, an increase of approximately $8.7 million.

During 2006, the PSN implemented various medical management techniques to improve the medical management of our customers. Some of these techniques included chart audits for all PSN Physicians, increased focus on certain elements of our Partners in Quality Program, implementation of an outreach program for our more acutely ill customers in an effort to better manage the care for these individuals and development of a comprehensive recovery plan for customers that had serious events, such as hospitalizations or significant procedures.

The actuarial process and models develop a range of projected medical claims payable. At June 30, 2007, estimated medical claims payable for the PSN was determined to be between $12.3 million and $15.0 million and we recorded a liability of $13.4 million. In accordance with FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, when no amount within the range is a better estimate than any other amount, the accrual is recorded at the low end of the range. Through March 31, 2007, we accrued to the low end of the range. During the second quarter of 2007, we determined that, based on historical results, the best estimate within the range for the PSN is the mid-range of the range. The change from the low-end of the range to the mid-range increased the PSN's total medical expense in the first six months of 2007 by $1.1 million which increased the PSN's medical expense ratio for this period by 1.1% and its medical expense per customer by approximately $7.00.

Included in the PSN's medical expense the first six months of 2007 is a charge of $2.0 million reflecting the amount that we currently estimate 2006 claims paid in 2007 will exceed the amount recorded as estimated medical claims payable at December 31, 2006. This represents 2.0% of total medical expense recorded in the first six months of 2007. We estimate that the 2005 claims paid in the first six months of 2006 will exceed the estimated medical claims payable that was recorded at December 31, 2005 by approximately $900,000 or 1% of total medical expense for the six months ended June 30, 2006. The difference between the amount incurred and the estimated medical claims payable that was recorded is primarily a result of unfavorable developments in our medical claims expense.

On a per customer per month basis, total medical expense for the first six months of 2007 for the PSN was $645 as compared to $581 in the first six months of 2006. This $64 increase is primarily a result of increased rates paid to hospitals and for outpatient services and an increase in the intensity of the health services required by our customers as indicated by the increase in the risk score of these members.

Approximately $5.5 million of our total medical expense in the first six months of 2007 related to physician practices we own as compared to $5.1 million in the first six months of 2006.

Total medical expense for the HMO was $22.4 million for the first six months of 2007 as compared to $10.3 million for the first six months of 2006. The increase of $117.9% in the first six months of 2007 is substantially due to the increase in the number of HMO member months between the first six months of 2007 and the first six months of 2006.

The HMO's Medical Expense Ratio for the first six months of 2007 was 92.4% as compared to 90.9% for the first six months of 2006 and 102.4% for the year ended December 31, 2006. Based on subsequent claim payments, we have determined that the estimated medical expenses payable at June 30, 2006 was understated by approximately $1.2 million. The impact of this change in estimate on the first six months of 2006 would have been to increase the HMO's Medical Expense Ratio for the first six months of 2006 to 101.4%. The difference between the amount incurred and the estimated medical claims payable that was recorded was primarily a result of unfavorable developments in our medical claims expense. At December 31, 2006, the HMO's estimated medical claims payable was estimated to be $4.6 million. Based on current claims data, we estimate that the estimated medical claims payable will approximate $3.8 million. This $800,000 reduced the HMO's medical claims expense in the first six months of 2007, thereby reducing the HMO's Medical Expense Ratio for the first six months of 2007's by approximately 3.3%. The difference between the amount incurred and the estimated medical claims payable that was recorded was primarily a result of favorable developments in our medical claims expense.

At June 30, 2007, we estimated that the range for estimated medical claims payable for the HMO was between $5.6 million and $6.3 million and we recorded a liability of $5.6 million. Based on historical results, we believe that the low end of the range continues to be the best estimate within the range for the HMO.

Operating Expenses


                                             Six Months Ended June 30               Increase            %
                                             2007                 2006             (Decrease)         Change
                                       -----------------    -----------------   -----------------  -------------

Payroll, payroll taxes and benefits      $    6,703,000       $    5,003,000       $   1,700,000          34.0%
      Percentage of total revenue                  4.9%                 4.5%
Marketing and advertising                     2,032,000            1,996,000             $36,000           1.8%
      Percentage of total revenue                  1.5%                 1.8%
General and administrative                    5,693,000            3,549,000       $   2,144,000          60.4%
      Percentage of total revenue                  4.1%                 3.2%
                                       -----------------    -----------------   -----------------
Total operating expenses                 $   14,428,000       $   10,548,000       $   3,880,000          36.8%
                                       =================    =================   =================


Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salaries and related costs for our executive, administrative and sales staff. For the first six months of 2007, payroll, payroll taxes and benefits were $6.7 million, compared to $5.0 million in the first six months of 2006, an increase of $1.7 million. Approximately $1.1 million of this increase represents the cost for additional people required to accommodate the growth of the HMO. Approximately $500,000 of this increase is a result of severance costs associated with a Separation Agreement with our former President and Chief Operating Officer.

As the HMO's customer base had grown, we increased our HMO staff from 49 at December 31, 2005 to 70 at June 30, 2007. These employees were added to meet the operational needs of the HMO's growing membership. The increase in full time employees resulted in payroll, payroll taxes and benefits attributable to the HMO increasing to $3.0 million for the first six months of 2007 as compared to $1.9 million for the first six months of 2006, a 56.4% increase.

Included in corporate salary expense for the second quarter of 2007 is approximately $500,000 of severance benefits payable pursuant to the Separation Agreement we entered into with our former President and Chief Operating Officer in April 2007.

In July 2007, we communicated to affected employees a restructuring plan designed to reduce costs and improve operating efficiencies. The restructuring plan, expected to be complete by the end of August 2007, is anticipated to include the closure of two of the HMO's office locations, one PSN medical practice and a workforce reduction involving 16 employees. In connection with this plan, we expect to record approximately $600,000 of restructuring costs during the third quarter of 2007, including approximately $150,000 of cash for severance payments.

Marketing and Advertising

Marketing and advertising expense includes advertising expenses and commissions. Marketing and advertising expense was $2.0 million for the first six months of 2007 and for the first six months of 2006.

General and Administrative

General and administrative expenses for the first six months of 2007 totaled $5.7 million, an increase of $2.1 million, or 60.4% over the first six months of 2006.

The HMO incurred general and administrative costs of approximately $2.8 million for the first six months of 2007 as compared to approximately $1.5 million for the first six months of 2006 this is an increase of approximately $1.4 million or 94.6%. This increase is a direct result of the substantial growth in the HMO's membership, as this growth required additional infrastructure.

Corporate general and administrative costs for the first six months of 2007 were $2.4 million as compared to $1.6 million for the first six months of 2006, an increase of 47.8% or $771,000. Approximately $400,000 of this increase relates to an increase in professional service costs. In addition, depreciation expense increased $100,000 and fees paid to our Board of Directors increased $60,000.

Under the restructuring plan we implemented in July 2007, we expect that we will incur a charge of approximately $370,000 for continuing lease obligations on closed office locations and approximately $80,000 for the write-off of certain fixed assets and other associated costs in the third quarter of 2007.

Other Income (Expense)

We realized other income of $690,000 for the first six months of 2007 as compared to $413,000 for the first six months of 2006. The increase was primarily as a result of an increase in investment income as we had more cash to invest and rates have increased over 2006. Cash is invested in highly liquid securities, primarily certificates of deposits with short term maturities and money market fund. We expect to continue to invest our excess cash in this manner in 2007.

Income taxes

Our effective tax rate was 41.5% for the first six months of 2007 and 38.3% for the first six months of 2006. The increase in the effective income tax rate in 2007 is a result of a decrease in the estimated tax benefit of certain deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and equivalents at June 30, 2007 was approximately $29.3 million as compared to approximately $23.1 million at December 31, 2006. Of our $29.3 million of cash and equivalents at June 30, 2007, $17.8 million was statutorily limited to use by the HMO.

We had a working capital surplus of approximately $22.7 million as of June 30, 2007 and $19.6 million at December 31, 2006.

In June 2007, the HMO received a July premium payment from CMS of approximately $4.5 million. This amount is reflected as unearned premiums on our balance sheet.

Our total stockholders' equity was approximately $33.0 million and $30.9 million at June 30, 2007 and December 31, 2006, respectively. This following comprised the changes in stockholders' equity during the first six months of 2007:

      o     Net income of $1.8 million;
      o     Stock based compensation of $321,000;
      o The exercise of stock options totaling , including the related tax benefit of $239,000; and
      o The impact of the adoption of Interpretation No. 48 which resulted in a charge of $437,000.

At June 30, 2006, we had no outstanding debt.

During the six months ended June 30, 2007, our cash and equivalents increased $6.2 million over the balance at December 31, 2006. Net cash provided by operating activities provided approximately $6.5 million in cash and equivalents, of which net income accounted for approximately $1.8 million. Other large sources of cash from operating activities were:

      o     an increase in unearned premiums of $4.5 million;
      o     an increase in estimated medical expenses payable of $1.1 million;
      o     an increase in amounts due to CMS of $1.0 million;
      o     an increase in accrued expenses of $889,000;
      o     depreciation and amortization expense of $451,000;
      o     a decrease in deferred income taxes of $938,000; and
      o     stock based compensation expense of $321,000.

These sources of cash were partially offset by the following uses of cash:
      o an increase in accounts receivable of $4.4 million, primarily a result of the mid-year MRA adjustment included in due from Humana;
      o     the write off of uncollectible accounts of $367,000;
      o     an increase in prepaid expenses of $319,000; and
      o     a decrease in accounts payable of $292,000;

Net cash used in investing activities for the quarter ended June 30, 2007 was approximately $409,000 which related to capital expenditures made during the quarter.

Our  financing   activities  for  the  quarter  ended  June  30,  2007  provided approximately $97,000 of cash in connection with the issuance of common stock upon the exercise of outstanding options.

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

Our HMO has required and continues to require a considerable amount of capital. We contributed approximately $8.5 million to the HMO during 2006 and another $11.0 million through July 2007 to finance the operations and growth of the HMO. We project that in 2007, the HMO's business will continue to generate a loss before allocated overhead and income taxes. We are continuing to commit resources in an effort to increase our HMO customer base. The HMO's actual cash needs and losses for 2007 are expected to be strongly influenced by, among other things, the HMO's membership levels, operating costs and Medical Expense Ratio as well as the scale, cost and effectiveness of various marketing programs we may undertake. In July 2007 we restructured our operations to better match the current size of the HMO. We are still not in a position to meaningfully estimate when, if ever, the HMO's business will become profitable and/or generate cash from operations. We may be required to fund the development and expansion of the HMO business, including any associated losses, for an extended period of time. Nonetheless, we anticipate that the on-going development efforts, reserve requirements and operating costs for our still developing HMO business can be funded by our current resources and projected cash flows from operations until at least December 31, 2007.

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

SUBSEQUENT EVENT

In July 2007, we implemented a restructuring plan designed to reduce costs and improve operating efficiencies. The restructuring plan, expected to be complete by the end of August 2007, is anticipated to include the closure of two of the HMO's office locations, one PSN medical practice (the "PSN Practice"), and a workforce reduction involving 16 employees. In connection with this plan, we expect to record approximately $600,000 of restructuring costs during the third quarter of 2007, including approximately $150,000 of cash for severance payments, approximately $370,000 of cash for continuing lease obligations on closed office locations, and approximately $80,000 for the write-off of certain fixed assets and other associated costs. We project that the restructuring will enable us to reduce our related operating expenses by approximately $1.2 million per annum, with no or limited impact on the HMO's and PSN's ability to serve their existing members, respectively. At June 30, 2007, the PSN Practice being closed served approximately 450 members in South Florida. For the six months of 2007, this practice generated $2.6 million of revenue and negatively impacted the PSN's segment profit before allocated overhead and income taxes.

The restructuring costs will be accrued in the third quarter. Of the total amount, approximately $400,000 relates to the HMO with the balance of $200,000 associated with the PSN.

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

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue, EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired. We also consider the market value of our own stock and those of companies similar to ours. As of June 30, 2007 we believe our intangible assets are recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended June 30, 2007.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2007, we repurchased from Debra A. Finnel, who served as our President and Chief Operating Officer until April 9, 2007, options she held to purchase 800,000 shares of our Common Stock with an exercise price of $1.83 at an aggregate repurchase price of $10,000, as summarized in the table below.


                                                                                                 Maximum
                                                                                               Number (or
                                                                                              Approximate
                                                                     Total Number of         Dollar Value)
                                                                        Shares (or           of Shares (or
                                                                          Units)              Units) that
                                                                       Purchased as            May Yet Be
                                                   Average               Part of               Purchased
                         Total Number of         Price Paid              Publicly              Under the
                       Shares (or Units)         per Share           Announced Plans           Plans or
 Period                    Purchased*             (or Unit)            or Programs              Programs
 ------                    ----------             ---------              ---------              --------
June 26, 2007              Options to              $0.0125                  0                       0
                        purchase 800,000          per share
                          shares of our          underlying
                          Common Stock           the Option


* As discussed above, these options were not repurchased through a publicly announced plan or program.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the "Annual Meeting") was held at the Marriott Hotel, 1001 Okeechobee Blvd., West Palm Beach, Florida, on June 7, 2007 for the following purposes:

      o To elect seven members to our Board of Directors to hold office until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified; and

      o To consider and vote upon a proposal to approve of and ratify the selection of Grant Thornton LLP. as our independent auditors for the fiscal year ending December 31, 2007.

The number of outstanding shares of our Common Stock as of April 13, 2007, the record date for the Annual Meeting, was 50,270,964 shares. 42,551,565 shares of Common Stock were represented in person or by proxy at the Annual Meeting.

Pursuant to our Articles of Incorporation, shareholders are entitled to one vote for each share of Common Stock.

The following directors were elected at the Annual Meeting: (i) Michael M. Earley, (ii) Martin W. Harrison, M.D., (iii) Barry T. Zeman, (iv) Karl M. Sachs,
(v) Eric Haskell, (vi) Robert E. Shields and (vii) David A. Florman.

The following table sets forth the number of votes cast for, against, or withheld for each director nominee, as well as the number of abstentions and broker non-votes as to each such director nominee:


                          Votes Cast    Votes Cast                                     Broker
Director Nominee              For         Against     Votes Withheld  Abstentions     Non-Votes
----------------              ---         -------     --------------  -----------     ---------
Michael M. Earley         42,369,045         -           182,520           -              -
Martin W. Harrison        41,125,808         -          1,425,757          -              -
Barry T. Zeman            41,659,433         -           892,132           -              -
Karl M. Sachs             41,162,908         -          1,388,657          -              -
Eric Haskell              41,635,229         -           916,336           -              -
Robert E. Shields         42,424,645         -           126,920           -              -
David A. Florman          42,425,645         -           125,920           -              -


With respect to the proposal to approve of and ratify the selection of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007: (i) 42,491,279 votes were cast for such proposal,
(ii) 35,097 votes were cast against such proposal and (iii) 25,188 shares abstained from voting on such proposal. No votes were withheld nor were there any broker non-votes with respect to such proposal. Accordingly, the proposal to approve of and ratify Grant Thornton LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved by the shareholders.

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

10.16   Summary of 2007 Director Compensation Plan*

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

                                              METROPOLITAN HEALTH NETWORKS, INC.
Registrant

Date:  August 6, 2007                         /s/ Michael M. Earley
                                              ---------------------
                                              Michael M. Earley
                                              Chairman, Chief Executive Officer


                                              /s/ Robert J. Sabo
                                              Robert J. Sabo
                                              Chief Financial Officer