Form 10-Q
period 2007-09-30
METROPOLITAN HEALTH NETWORKS INC
filed 2007-11-09
CIK 1009379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                       Outstanding at October 31, 2007
-----------------------------------------   -----------------------------------
 Common Stock, $.001 par value per share            51,188,660 shares

                       Metropolitan Health Networks, Inc.

                                      Index


Part I.    FINANCIAL INFORMATION                                           Page

Item 1.    Condensed Consolidated Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheets
               as of September 30, 2007 and December 31, 2006                3

               Condensed Consolidated Statements of
               Income for the Nine Months and Three Months Ended
               September 30, 2007 and 2006                                   4

               Condensed Consolidated Statements of
               Cash Flows for the Nine Months  Ended
               September 30, 2007 and 2006                                   5

               Notes to Condensed Consolidated
               Financial Statements                                          6

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                      13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk       31

Item 4.    Controls and Procedures                                          31

PART II.   OTHER INFORMATION                                                32

Item 1A    Risk Factors                                                     32

Item 6.    Exhibits                                                         32

SIGNATURES                                                                  34

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                                    METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
==============================================================================================================================
                                       ASSETS                                          September 30, 2007    December 31, 2006
                                                                                          (unaudited)
                                                                                       ------------------    ------------------
CURRENT ASSETS
     Cash and equivalents, including $15.7 million in 2007 and $12.5 million in
       2006 stautorily limited to use by the HMO                                       $       34,375,327    $       23,110,042
     Accounts receivable, net of allowance of $93,000 in 2007 and $601,000 in 2006                673,576               674,709
     Due from Humana, net of allowance of $1.6 million in 2006                                  2,347,082             2,970,821
     Inventory, primarily medical supplies                                                        372,043               284,777
     Prepaid expenses                                                                             784,366               706,390
     Deferred income taxes                                                                      1,571,500             1,600,000
     Other current assets                                                                         713,698             1,118,099
                                                                                       ------------------    ------------------
                                                                TOTAL CURRENT ASSETS           40,837,592            30,464,838

Property and equipment, net                                                                     2,180,967             2,275,105
Investments                                                                                       688,997               688,997
Goodwill                                                                                        1,992,133             1,992,133
Deferred income taxes                                                                           3,885,000             5,767,000
Other assets                                                                                    1,626,253               652,960
                                                                                       ------------------    ------------------
                                                                        TOTAL ASSETS   $       51,210,942    $       41,841,033
                                                                                       ==================    ==================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                  $          858,891    $          887,174
     Accrued payroll and payroll taxes                                                          2,594,960             1,810,428
     Estimated medical expenses payable                                                         6,376,699             4,743,737
     Due to Centers for Medicare and Medicaid Services                                          4,509,845             2,702,825
     Accrued expenses                                                                           1,912,149               767,606
                                                                                       ------------------    ------------------
          TOTAL CURRENT LIABILITIES                                                            16,252,544            10,911,770

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.001 per share; stated value $100 per share;
         10,000,000 shares authorized; 5,000 issued and outstanding                               500,000               500,000
     Common stock, par value $.001 per share; 80,000,000 shares authorized;
         51,115,660 in 2007 and 50,268,964 in 2006 issued and outstanding                          51,116                50,269
     Additional paid-in capital                                                                42,561,565            41,453,311
     Accumulated deficit                                                                       (8,154,283)          (11,074,317)
                                                                                       ------------------    ------------------
                                                          TOTAL STOCKHOLDERS' EQUITY           34,958,398            30,929,263
                                                                                       ------------------    ------------------
                                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $       51,210,942    $       41,841,033
                                                                                       ==================    ==================


   The accompanying notes are an integral part of the condensed consolidated financial statements.

               METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
=============================================================================================================================

                                                             Nine Months Ended September 30,  Three Months Ended September 30,
                                                                 2007             2006             2007            2006
                                                              (unaudited)      (unaudited)     (unaudited)      (unaudited)
                                                             -------------    -------------   -------------    -------------
REVENUE                                                      $ 207,660,167    $ 172,486,412   $  69,622,067    $  60,838,341

MEDICAL EXPENSE
  Medical claims expense                                       173,525,324      145,122,834      57,715,133       49,724,990
  Medical center costs                                           8,269,186        7,621,595       2,789,485        2,530,253
                                                             -------------    -------------   -------------    -------------
                                    Total Medical Expense      181,794,510      152,744,429      60,504,618       52,255,243
                                                             -------------    -------------   -------------    -------------
                                             GROSS PROFIT       25,865,657       19,741,983       9,117,449        8,583,098

OPERATING EXPENSES
  Payroll, payroll taxes and benefits                           10,100,668        7,566,110       3,357,216        2,536,125
  Marketing and advertising                                      2,609,517        2,216,865         577,815          203,403
  Restructuring expenses                                           583,000               --         583,000               --
  General and administrative                                     8,242,227        5,555,162       2,588,784        2,080,325
                                                             -------------    -------------   -------------    -------------
                                 Total Operating Expenses       21,535,412       15,338,137       7,106,815        4,819,853
                                                             -------------    -------------   -------------    -------------
                                         OPERATING INCOME        4,330,245        4,403,846       2,010,634        3,763,245

OTHER INCOME (EXPENSE):
  Interest income                                                1,083,978          731,915         376,732          305,792
  Other income (expense)                                           (20,754)           5,312          (3,533)             193
                                                             -------------    -------------   -------------    -------------
                             Total other income (expense)        1,063,224          737,227         373,199          305,985


                        INCOME  BEFORE INCOME TAX EXPENSE        5,393,469        5,141,073       2,383,833        4,069,230

INCOME TAX EXPENSE                                               2,037,000        1,948,200         786,600        1,537,200
                                                             -------------    -------------   -------------    -------------
                                               NET INCOME    $   3,356,469    $   3,192,873   $   1,597,233    $   2,532,030
                                                             =============    =============   =============    =============

NET EARNINGS PER COMMON SHARE:
  Basic                                                      $        0.07    $        0.06            0.03    $        0.05
                                                             =============    =============   =============    =============
  Diluted                                                    $        0.06   $         0.06   $        0.03    $        0.05
                                                             =============    =============   =============    =============



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
=================================================================================================

                                                                   Nine Months Ended September 30,
                                                                        2007           2006
                                                                    (unaudited)    (unaudited)
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  3,356,469    $  3,192,873
Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:

     Depreciation and amortization                                      645,835         378,801
     Loss on disposal of fixed assets                                    72,000
     Stock-based compensation expense                                   547,860         545,983
     Shares issued for director fees                                     65,032              --
     Excess tax benefits from share based compensation                 (245,000)             --
     Amortization of securities issued for professional services             --          57,300
     Deferred income taxes                                            1,718,500       1,948,200
     Other                                                                   --             191
     Changes in operating assets and liabilities:
       Accounts receivable                                              624,872         (89,222)
       Inventory                                                        (87,266)        (43,613)
       Prepaid expenses                                                 (77,976)       (575,823)
       Other current assets                                             397,328         115,790
       Other assets                                                      (4,716)        (25,381)
       Accounts payable                                                 (28,283)        167,653
       Accrued payroll and payroll taxes                                784,532          21,598
       Estimated medical expenses payable                             1,632,962       3,422,773
       Due to Centers for Medicare and Medicaid Services              1,807,020       1,298,153
       Accrued expenses                                                 769,542         527,779
                                                                   ------------    ------------
          Net cash provided by operating activities                  11,978,711      10,943,055

CASH FLOWS FROM INVESTING ACTIVITIES:
     Short-term investments                                                  --      (5,769,955)
     Investments                                                             --         (35,224)
     Cash paid for physician practice acquisition                      (591,205)             --
     Capital expenditures                                              (616,624)     (1,546,991)
                                                                   ------------    ------------
          Net cash used in investing activities                      (1,207,829)     (7,352,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                            249,403         140,750
     Excess tax benefits from share based compensation                  245,000              --
                                                                   ------------    ------------
          Net cash provided by financing activities                     494,403         140,750
                                                                   ------------    ------------
NET INCREASE IN CASH AND EQUIVALENTS
                                                                     11,265,285       3,731,635
CASH AND EQUIVALENTS - beginning of period                           23,110,042      15,572,862
                                                                   ------------    ------------
CASH AND EQUIVALENTS - end of period                               $ 34,375,327    $ 19,304,497
                                                                   ============    ============
Supplemental Schedule of Non-Cash Financing Activities
    Issuance of note payable for physician practice
     acquisition                                                   $    375,000    $         --
                                                                   ============    ============



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                METROPOLITAN HEALTH NETWORKS, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1     UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Metropolitan Health Networks, Inc. and subsidiaries (referred to as "Metropolitan," "the Company," "we," "us," or "our") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period and three month period ended September 30, 2007 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2007 or future periods.

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

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying December 31, 2006 condensed consolidated balance sheet has been derived from these audited financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in that report.

Certain reclassifications have been made to the 2006 income statement captions to conform to the current period presentation.

NOTE 2     ORGANIZATION AND BUSINESS ACTIVITY

We own and operate provider service networks through our wholly owned subsidiary, Metcare of Florida, Inc. (the "PSN"). We also operate a health maintenance organization (the "HMO") through our wholly owned subsidiary, METCARE Health Plans, Inc.

The PSN operates under two agreements (the "Humana Agreements") with Humana, one of the largest participants in the Medicare Advantage program in the United States, to provide medical care to Medicare beneficiaries enrolled under Humana's health plans. To deliver care, we utilize our wholly-owned medical practices and have also contracted directly or indirectly through Humana with third-party medical practices, service providers and hospitals (collectively the "Affiliated Providers"). The PSN operates in South Florida and Central Florida.

Effective as of August 1, 2007, the PSN entered into a network agreement (the "CarePlus Agreement") with CarePlus Health Plans, Inc., a Medicare Advantage health plan in Florida. CarePlus is a wholly-owned subsidiary of Humana. Pursuant to the CarePlus Agreement, the PSN will provide, on a non-exclusive basis, healthcare services to Medicare beneficiaries in nine Florida counties.

Effective July 1, 2005, the HMO became licensed and entered into a contract with the Centers for Medicare and Medicaid Services ("CMS") to begin offering Medicare Advantage plans to Medicare beneficiaries in nine Florida counties. The HMO began operating and marketing its "AdvantageCare" branded plan in July 2005. Beginning January 1, 2007, the HMO began to offer plans in 12 counties in Florida. In July 2007, the HMO was approved to begin operating in Collier County, Florida commencing January 1, 2008. The HMO's agreement with CMS is generally renewable for a one-year term each December 31 unless CMS notifies the HMO of its decision not to renew the agreement by May 1 of the contract year, or the HMO notifies CMS of its decision not to renew by the first Monday in June of the contract year. Neither we nor CMS provided the other party with a non-renewal notice.

We manage the PSN and HMO as separate business segments.


NOTE 3     SIGNIFICANT ACCOUNTING POLICIES

On January 1, 2007, we adopted the provision of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("Interpretation No. 48"). Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies. As required by Interpretation No. 48, which clarifies SFAS Statement No. 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. We have considered the effects of the FASB Staff Position ("FSP") amending Interpretation No. 48 and have considered this FSP as if it were adopted at the implementation date of Interpretation No. 48. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As a result of the adoption of Interpretation No. 48, we derecognized certain deferred tax assets totaling approximately $437,000, which was accounted for as an addition to the accumulated deficit at January 1, 2007. In the third quarter of 2007, we recognized tax benefits of $120,000 upon the expiration of the statute of limitations applicable to the tax years during which the benefits were generated.

We are subject to income taxes in the U.S. federal jurisdiction and the state of Florida. Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply. We have net operating loss carry forwards related to years prior to 2003. To the extent such net operating losses are utilized, the years from which the loss carryforwards originate are open for examination by the relevant taxing authorities. Upon adoption of Interpretation No. 48, we evaluated our tax positions with regard to these years. The statute of limitations for the federal and Florida 2004 tax years will expire in the next twelve months.

The Internal Revenue Service is presently examining our 2005 Federal income tax return. We do not expect to recognize a significant change to the total amount of unrecognized tax benefit as a result of the examination.

We recognize interest related to unrecognized tax benefits in interest expense, which is included in other income (expense) in the condensed consolidated statements of income, and penalties in operating expenses for all periods presented. No interest has been accrued in the third quarter of 2007 and $25,000 of interest has been accrued for the nine months ended September 30, 2007. No penalties have been accrued in any period presented.

NOTE 4     RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value pursuant to generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. We are currently assessing the potential impact, if any, that the adoption of SFAS No. 157 will have on our financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 issued in February 2007, allows entities to voluntarily choose to measure many financial assets and financial liabilities at fair value through earnings. Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year SFAS No. 159 is adopted. SFAS No. 159 is effective as of the beginning of fiscal years starting after November 15, 2007. We are currently assessing the potential impact, if any, that the adoption of SFAS No. 159 will have on our financial statements.

NOTE 5     REVENUE

Our Medicare premium revenue is adjusted periodically to give effect to a risk component. Risk adjustment uses health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. Under the risk adjustment methodology, managed care plans must capture, collect, and submit diagnosis code information to CMS. After reviewing the respective submissions, CMS generally adjusts the premium payments to Medicare plans at the beginning and middle of the calendar year and performs a final settlement in the subsequent year.

In June 2007, the HMO was notified of a 2007 mid-year retroactive Medicare Risk Adjustment ("MRA") increase from CMS based on the increased medical risk scores of the HMO's customer base. This increase was made effective July 1 and was retroactively applied to all premiums paid in the first half of 2007. As a result of this increase, the HMO realized additional revenue of $781,000 in the 2007 second quarter. Premiums for the balance of 2007 are being paid based on the new medical risk scores. Included in the HMO's revenue for the third quarter of 2006 was a risk score adjustment for the first six months of 2006 of $534,000.

In July 2007, we received the final MRA increase for 2006 premiums paid by CMS to the HMO of $575,000. This amount is $340,000 higher than our recorded estimate at December 31, 2006 of $235,000. The $340,000 was recorded in revenue in the second quarter of 2007.

In the third quarter of 2006, the PSN realized revenue of $763,000 as a result of the mid-year MRA increase for 2006. The mid-year MRA increase for the PSN for 2007 was recognized during the first half of 2007.

NOTE 6     MEDICAL EXPENSE

Total medical expense for both the PSN and HMO is recognized in the period in which services are provided and includes an estimate of our obligations for medical services that have been provided to our customers but for which we have either not yet received or processed claims, and for liabilities for physician, hospital and other medical expense disputes. We estimate liabilities for physician, hospital and other medical expense disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. We develop our estimated medical claims payable by using an actuarial process that is consistently applied. The actuarial process and models develop a range of estimated medical claims payable and we record to the amount in the range that is our best estimate of the ultimate liability.

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

At September 30, 2007, we determined that the range for estimated medical expenses payable for the PSN was between $13.4 million and $14.5 million and we recorded a liability at the mid-range of $13.9 million. This amount is included within the due from Humana in the accompanying condensed consolidated balance sheets.

At September 30, 2007, we estimated that the range for estimated medical claims payable for the HMO was between $6.4 million and $7.4 million and we recorded a liability of $6.4 million. Based on historical results, we believe that, for the HMO, the low end of the range continues to be the best estimate of the ultimate liability.

NOTE 7     DRUG COSTS


Through the Medicare Drug, or Part D, program the PSN, through Humana, and the HMO receive premiums from CMS to cover the cost of certain prescription drugs utilized by our customers. Under the Part D program, if a plan's margins are outside of a prescribed corridor, a portion of the difference is ultimately refunded back to CMS. Similarly, if the plan generates costs in excess of the premiums, a portion of the loss is charged back to CMS. Throughout the year, for both our HMO and PSN we estimate the amounts to be received from or refunded to CMS in connection with the Part D program final settlement. Since these amounts represent additional premium or premium that is to be returned, any adjustment is recorded as an increase or decrease to revenue. The final settlement for the Part D program occurs in the subsequent year.

In October 2007, CMS notified the HMO that the HMO must refund approximately $2.7 million back to CMS for excess Part D premium payments in 2006. At December 31, 2006, the HMO had accrued approximately $2.7 million for this refund. The monies will be recouped by CMS in the fourth quarter of 2007. At September 30, 2007, we have accrued a liability of $1.8 million for the estimated 2007 Part D liability. These amounts are shown as due to CMS in the accompanying condensed consolidated balance sheets.

At June 30, 2007, we estimated the PSN would have no liability for excess Part D payments related to 2007 premiums. At September 30, 2007, based on year to date drug costs and utilization patterns and changes in actuarial assumptions underlying future drug costs projections, we determined that a liability for Part D premium payments in excess of drug costs of approximately $3.0 million should be recorded, of which approximately $2 million relates to premiums received in prior quarters. This amount is included within Due From Humana in the accompanying condensed consolidated balance sheet. Accordingly, we reduced revenue in the third quarter and accrued a liability for $3.0 million at September 30, 2007. We anticipate that this change in the Part D estimate will also reduce the PSN's revenue in the fourth quarter of 2007 by approximately $1 million.

At December 31, 2006, the PSN had recorded a liability for the estimated 2006 Part D settlement. Based upon CMS' final determination in October 2007 of Part D costs incurred by the PSN in 2006, we recorded additional revenue in the third quarter of 2007 of approximately $1.0 million, representing the amount by which our 2006 year-end estimated Part D refund liability exceeded the final amount.

NOTE 8     RESTRUCTURING EXPENSES AND SEPARATION

As part of our continuing efforts to enhance our profitability, in July 2007, we implemented a restructuring plan designed to reduce costs and improve operating efficiencies. The restructuring plan, completed by the end of August 2007, resulted in the closure of two of the HMO's office locations, one PSN medical practice (the "PSN Practice"), and a workforce reduction involving 16 employees. In connection with this plan, we recorded approximately $583,000 of restructuring costs during the third quarter of 2007 including approximately $147,000 for severance payments, approximately $364,000 for continuing lease obligations on closed locations and approximately $72,000 for the write-off of certain leasehold improvements and equipment. During the third quarter of 2007, we made cash payments related to the restructuring of $191,000. The severance payments and continuing lease obligations will result in additional future cash expenditures. We believe that the restructuring will enable us to reduce our related operating expenses by approximately $1.2 million per annum, with no or limited impact on the HMO's and PSN's ability to serve their existing customers. At the time of its closure on July 31, 2007, the PSN Practice served approximately 450 customers in South Florida, all of which were moved to other providers outside of the PSN. Prior to its closing on July 31, the PSN practice generated approximately $2.6 million of revenue in 2007 and had a negative gross margin. Of the $583,000 restructuring charge, approximately $400,000 relates to the HMO with the balance of $183,000 associated with the PSN.

 The remaining severance payments associated with the restructuring will primarily occur in the fourth quarter of 2007. Certain cash payments associated with lease terminations could be paid over the remaining lease terms.

A summary of the restructuring activity during the third quarter of 2007 is as follows:

Restructuring costs accrued in third quarter of 2007   $583,000
Cash paid in third quarter of 2007                      191,000
                                                       --------
Balance at September 30, 2007                          $392,000
                                                       ========

On April 9, 2007 ("Separation Date"), we entered into a mutually agreeable separation agreement (the "Separation Agreement") with the individual who served as our President and Chief Operating Officer until the Separation Date. Under the Separation Agreement, we agreed, among other things, to provide this individual with her base salary, to allow her to participate in certain of our benefit programs and to provide her with an automobile and mobile phone allowance for twelve months following the separation date. Under the Separation Agreement, this individual has agreed to be bound by restrictive covenants regarding, among other things, non-competition with us for a one-year period, non-solicitation of our employees for a two-year period and confidentiality. In the second quarter of 2007, we accrued approximately $500,000 related to the amount payable under the Separation Agreement and the value of certain options held by this individual that, in accordance with their terms, became fully vested on the Separation Date, subject to a three-month exercise period.

On June 26, 2007, we entered in to an agreement with this individual, to repurchase for $10,000 options she held to purchase 800,000 shares of our common stock with an exercise price of $1.83 per share. This amount has been reflected as a reduction of additional paid-in capital.

NOTE 9     INCOME TAXES

The effective income tax rate was 33.0% for the three months ended September 30, 2007 compared to 37.8% for the three months ended September 30, 2006. The decrease in the effective income tax rate in 2007 is a result of an approximate $120,000 tax benefit which had been reserved and is now being recognized upon the expiration of the statute of limitations for the tax period to which the benefit relates.

For the nine months ended September 30, 2007 and 2006, the effective income tax rate was 37.8% and 37.9%, respectively.

NOTE 10    EARNINGS PER SHARE

Earnings per common share, basic is computed using the weighted average number of common shares outstanding during the period. Earnings per common share, diluted is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants, nonvested stock and preferred stock convertible into shares of common stock.

                                                              Nine months ended September 30,   Three months ended September 30,
                                                                   2007             2006             2007             2006
                                                               -------------    -------------    -------------    -------------
Net income                                                     $   3,356,000    $   3,193,000    $   1,597,000    $   2,532,000
Less:  Preferred stock dividend                                      (38,000)         (38,000)         (13,000)         (13,000)
                                                               ------------------------------    ------------------------------
Income available to common stockholders                        $   3,318,000    $   3,155,000    $   1,584,000    $   2,519,000
                                                               ==============================    ==============================
Denominator:
Weighted average common shares outstanding                        50,434,000       49,981,000       50,714,000       50,108,000
                                                               =============    =============    =============    =============
Basic earnings per common share                                $        0.07    $        0.06    $        0.03    $        0.05
                                                               =============    =============    =============    =============

Income available to common stockholders, diluted basis         $   3,318,000    $   3,155,000    $   1,597,000    $   2,532,000
                                                               =============    =============    =============    =============

Denominator:
Weighted average common shares outstanding                        50,434,000       49,981,000       50,714,000       50,108,000
Common share equivalents of outstanding stock:
   Convertible preferred stock                                            --               --          632,000          437,000
   Nonvested stock                                                   110,000               --          273,000               --
   Options and warrants                                            1,075,000        1,402,000          794,000        1,494,000
                                                               -------------    -------------    -------------    -------------
Weighted average common shares outstanding                        51,619,000       51,383,000       52,413,000       52,039,000
                                                               =============    =============    =============    =============
Diluted earnings per common share                              $        0.06    $        0.06    $        0.03    $        0.05
                                                               =============    =============    =============    =============
Weighted average of antidilutive stock options                       718,000          455,000          954,000          356,000
                                                               =============    =============    =============    =============
Weighted average of antidilutive convertible preferred stock         355,000          496,000               --               --
                                                               =============    =============    =============    =============

NOTE 11    STOCKHOLDERS' EQUITY

During the three months ended September 30, 2007, we issued 240,100 shares of common stock in connection with the exercise of stock options. During the nine month period ended September 30, 2007, we issued 495,900 shares of common stock in connection with the exercise of stock options.

In connection with the 2006 bonus plan, during the 2007 third quarter we issued 193,500 restricted shares and options to purchase 482,500 shares of common stock to employees. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant. The options, which vest in equal annual installments over a four year period from the date of grant, have an exercise price equal to the closing price of our common stock on the day preceding the grant date. Compensation expense related to the restricted stock and options is recognized ratably over the vesting period.

During the 2007 third quarter, we also issued options to a consultant to purchase 100,000 shares of our common stock. These options, which fully vest on December 31, 2007 and expire on June 30, 2008, have an exercise price equal to the closing price of our common stock on the day preceding the grant date. The expense related to the restricted options is recognized ratably over the vesting period.

In addition, during the nine month period ended September 30, 2007, we awarded an aggregate of 157,296 restricted shares of our common stock and options to purchase 78,648 shares of our common stock to the non-employee members of our Board of Directors. The options have an exercise price equal to the closing price of our common stock on the day preceding the grant date. These restricted shares and stock options are scheduled to vest on the first anniversary of the date of grant. Compensation expense related to the restricted shares and stock options is recognized ratably over the vesting period.

NOTE 12    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On March 13, 2007, a complaint was filed by Mr. Noel Guillama, who served as our President, Chairman of the Board and Chief Executive Officer from January 1996 through February 2000, in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, naming us as a defendant. The dispute involves 1,500,000 restricted shares of common stock issued to Mr. Guillama in connection with his personal guarantee of a Company line of credit in 1999. We repaid the line of credit and expected, based on documentation signed by Mr. Guillama, the 1,500,000 shares issued as collateral to be returned to us. Mr. Guillama alleges that we have breached an agreement to remove the transfer restrictions from these shares and is seeking damages for breach of contract and specific performance. We believe this lawsuit is without merit and intend to assert an appropriate defense. We filed a motion to dismiss the complaint in May 2007. These shares have not been reflected as issued or outstanding in the accompanying condensed consolidated balance sheets or in the computations of earnings per share.

We are also a party to certain other claims arising in the ordinary course of business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or the results of our operations.

Guarantees

In connection with the sale of the assets of our pharmacy division in 2003, the purchaser of the pharmacy assets agreed to assume our obligation under a lease which ran through 2012. In the event of the purchaser's default, we could be responsible for future lease payments totaling approximately $582,000 at September 30, 2007.

NOTE 13    PHYSICIAN PRACTICES

Effective July 31, 2007, we acquired certain assets of one of our contracted independent primary care physician practices in the Central Florida market for approximately $875,000, plus transaction costs of approximately $91,000. This transaction has been accounted for as a purchase of assets. We are currently in the process of determining the allocation of the purchase price among the assets acquired. At September 30, 2007, the purchase price has been included in other assets.

In addition, the PSN opened a medical center in its Central Florida market on November 1, 2007.

NOTE 14    BUSINESS SEGMENT INFORMATION

We manage the PSN and HMO as separate business segments. We identified our segments in accordance with the aggregation provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and the nature of the services and benefits provided. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, goodwill and certain other assets and liabilities to our segments. Our segments do share overhead costs.

              NINE MONTHS ENDED SEPTEMBER 30, 2007                    PSN              HMO            Total
--------------------------------------------------------------   -------------   -------------    -------------
Revenues from external customers                                 $ 169,371,000   $  38,289,000    $ 207,660,000
Segment gain (loss) before allocated overhead and income taxes      21,134,000      (8,668,000)      12,466,000
Allocated corporate overhead                                         3,534,000       3,539,000        7,073,000
Segment gain (loss) after allocated overhead and before income
taxes                                                               17,600,000     (12,207,000)       5,393,000
Segment assets                                                      30,882,000      14,598,000       45,480,000
Goodwill                                                             1,992,000              --        1,992,000

              NINE MONTHS ENDED SEPTMEBER 30, 2006                    PSN              HMO            Total
--------------------------------------------------------------   -------------   -------------    -------------
Revenues from external customers                                 $ 152,627,000   $  19,859,000    $ 172,486,000
Segment gain (loss) before allocated overhead and income taxes      16,150,000      (6,218,000)       9,932,000
Allocated corporate overhead                                         2,732,000       2,059,000        4,791,000
Segment gain (loss) after allocated overhead and before income
taxes                                                               13,418,000      (8,277,000)       5,141,000
Segment assets                                                      22,973,000      16,685,000       39,658,000
Goodwill                                                             1,992,000              --        1,992,000

             THREE MONTHS ENDED SEPTEMBER 30, 2007                    PSN              HMO            Total
--------------------------------------------------------------   -------------   -------------    -------------
Revenues from external customers                                 $  55,616,000   $  14,006,000    $  69,622,000
Segment gain (loss) before allocated overhead and income taxes       8,045,000      (3,117,000)       4,928,000
Allocated corporate overhead                                         1,347,000       1,197,000        2,544,000
Segment gain (loss) after allocated overhead and before income
taxes                                                                6,698,000      (4,314,000)       2,384,000

             THREE MONTHS ENDED SEPTEMBER 30, 2006                    PSN              HMO            Total
--------------------------------------------------------------   -------------   -------------    -------------
Revenues from external customers                                 $  52,316,000   $   8,522,000    $  60,838,000
Segment gain (loss) before allocated overhead and income taxes       7,659,000      (2,049,000)       5,610,000
Allocated corporate overhead                                           914,000         627,000        1,541,000
Segment gain (loss) after allocated overhead and before income
taxes                                                                6,745,000      (2,676,000)       4,069,000



Segment assets at September 30, 2007 exclude general corporate assets of $6.7 million including deferred tax assets of $5.5 million.

Segment assets at September 30, 2006 exclude general corporate assets of $7.4 million including deferred tax assets of $6.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The condensed consolidated financial statements of the Company in this document present our financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. Sections of this Quarterly Report contain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Report containing the words "estimate," "project," "anticipate," "expect," "intend," "believe," "will," "could," "should," "may," and similar expressions may be deemed to create forward-looking statements. Accordingly, such statements, including without limitation, those relating to our future business, prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they may appear in this document or in other statements attributable to us, involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

     Specifically, this report contains forward-looking statements, including the following:

      o the PSN's ability to renew its agreements with Humana and maintain these agreements on favorable terms;

      o our ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported ("IBNR") claims; and

      o the HMO's ability to renew, maintain and/or to successfully rebid its agreement with CMS.

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

      o     increases in our operating costs;

      o the impact of Medicare Risk Adjustments on payments we receive from CMS or Humana;

      o     the impact of the Medicare prescription drug plan on our operations;

      o     loss of any significant contracts;

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

BACKGROUND

We operate two business segments in Florida, the PSN which provides and arranges for medical care primarily to customers of Humana and the HMO, which provides healthcare benefits to Medicare beneficiaries in Florida that have selected our health plan.

Both our PSN and HMO operations primarily focus on individuals covered by Medicare, the national, federally-administered health insurance program that covers the cost of hospitalization, medical care, and some related health services for U.S. citizens aged 65 and older, qualifying disabled persons and persons suffering from end-staged renal disease.

Substantially all of our revenue for the nine months ended September 30, 2007 and 2006 was generated by providing services to Medicare beneficiaries through arrangements that require us to assume responsibility to provide and/or manage the care for all of our customers' medical needs in exchange for a monthly fee, also known as a capitated fee or capitation arrangement.

Provider Service Network

The PSN has two network contracts (the "Humana Agreements") with Humana, one of the largest participants in the Medicare Advantage program in the United States. Our PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in Flagler and Volusia counties ("Central Florida") and Palm Beach, Broward and Miami-Dade counties ("South Florida") who have elected to receive benefits through Humana's Medicare Advantage Plan. As of September 30, 2007, the Humana Agreements covered approximately 19,000 Humana Plan Customers (as defined below) in Central Florida and 5,600 Humana Plan Customers in South Florida. Approximately 81.1% of our revenue during the first nine months of 2007 was generated through the Humana Agreements.


Effective as of August 1, 2007, the PSN entered into a network agreement (the "CarePlus Agreement") with CarePlus Health Plans, Inc., a Medicare Advantage health plan in Florida. CarePlus Health Plans, Inc. is a wholly-owned subsidiary of Humana. Pursuant to the CarePlus Agreement, the PSN will provide, on a non-exclusive basis, healthcare services to Medicare beneficiaries in nine Florida counties who have elected to receive benefits through CarePlus' Medicare Advantage plans. The counties covered by the CarePlus Agreement include the South Florida counties in which we provide services to Humana Plan Customers
(Palm Beach, Broward and Miami-Dade) as well as Orange, Osceola, Seminole, Pasco, Pinellas and Hillsborough counties. As of October 1, 2007, the CarePlus Agreement covered approximately 16 CarePlus Participating Customers (as defined below).

We have built our PSN physician network by contracting with independent primary care physicians (individually, an "IPA") for their services and by acquiring and operating our own physician practices (collectively with the IPAs, the "PSN Physicians").

To service the Humana Participating Customers (as defined below), at September 30, 2007, we had contracts in place with 30 IPAs and we own and operate nine primary care physician practices and one medical oncology physician practice. In addition, through our Humana Agreements we have established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout South Florida and Central Florida.

Under the CarePlus Agreement, with certain limited exceptions, we are precluded from using the PSN Physicians who provide services to the Humana Participating Customers to provide services to CarePlus Participating Customers (as defined below). Accordingly, the PSN must (i) locate and contract with new IPAs and/or
(ii) acquire or establish and operate its own physician practices to service the CarePlus Participating Customers. At September 30, 2007, we have contracts in place with six IPAs to provide services to the CarePlus Participating Customers.

Effective July 31, 2007, the PSN acquired certain assets of one of our IPAs in the Central Florida market for approximately $966,000. Effective August 1, the PSN closed a wholly-owned primary care physician practice in South Florida. The PSN opened an additional primary care physician practice in the Central Florida market on November 1, 2007.

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

CarePlus directly contracts with CMS and is paid a fixed monthly premium payment for each customer (each a "CarePlus Customer") enrolled in CarePlus' Medicare Advantage Plan. The monthly premium varies by patient, county, age and severity of health status. Pursuant to the CarePlus Agreement, the PSN provides or arranges for the provision of covered medical services to each CarePlus Plan
Customer who selects one of the PSN Physicians as his or her primary care physician (a "CarePlus Participating Customer"). In return for the provision of these medical services, the PSN will receive a monthly Network Administration Fee for each CarePlus Participating Customer. The network administration fee is paid on a per customer, per month basis, and it is a flat rate amount. Upon the earlier of the number of CarePlus Participating Customers exceeding 500 in a given calendar month or March 31, 2008, the PSN will begin receiving a capitated fee for each CarePlus Participating Customer and, in connection therewith, the PSN will assume full responsibility for the provision of all necessary medical care for each CarePlus Participating Customer, even for services we do not provide directly.

Substantially all of our PSN's revenue is generated under the Humana Agreements. We do receive additional revenue in the medical practices we own and operate by providing primary care services to non-Humana Participating Customers on a fee-for-service basis.

Health Maintenance Organization

We operate the HMO through METCARE Health Plans, Inc., our wholly owned subsidiary that was issued a Health Care Provider Certificate ("HCPC") by Florida's Agency for Health Care Administration ("AHCA") on March 16, 2005. The Department of Financial Services, Office of Insurance Regulation ("OIR") approved the HMO's application and issued a Certificate of Authority to operate a HMO in the State of Florida ("COA") on April 22, 2005. The HMO recorded its first revenue in the third quarter of 2005.

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

The HMO is required to maintain satisfactory minimum net worth in accordance with requirements established by the Florida State Office of Insurance Regulation. The HMO is restricted from making dividend payments without appropriate regulatory notifications and approvals or to the extent such dividends would put us out of compliance with statutory capital requirements.

We continue to evaluate expanding our HMO business into other counties within Florida. However, we do not intend to provide HMO services in the geographic markets covered by the Humana Agreements. We view our HMO business as an extension of our existing core competencies.

The HMO's revenue is generated by premiums consisting of monthly payments per customer that are established by the CMS Contract. The monthly premium for a customer varies by, among other things county, age and health status of the customer.

While the HMO's business has continued to grow, such growth has required and is expected to continue to require a considerable amount of capital. We believe that in 2008, the HMO's business will continue to generate a loss before allocated overhead and income taxes. The HMO's actual cash needs and losses for 2008 are expected to be strongly influenced by, among other things, the HMO's customer base, operating costs and the Medical Expense Ratio as well as the cost and effectiveness of various marketing programs we may undertake. In July 2007, we restructured our HMO operations by closing two office locations and terminating eight employees to better match the current size of the HMO. During the first nine months of 2007, we transferred $14.5 million to the HMO to fund the operations and growth of the HMO. See - "LIQUIDITY AND CAPITAL RESOURCES" section contained in this Form 10-Q.

To successfully operate the HMO, we believe we will have to continue our development of the following capabilities, among others: sales and marketing, medical management, network management and regulatory compliance. No assurances can be given that we will be successful in operating this segment of our business despite our allocation of a substantial amount of resources for this purpose. If the HMO does not develop as anticipated or planned, we would likely explore strategic alternatives for the business and/or devote additional managerial and/or capital resources to the HMO, which could limit our ability to manage and/or grow the PSN. There can be no assurances that, if for any reason, we elect to discontinue the HMO business and/or seek to sell such business, we will be able to fully recoup our expenditures to date with respect to the HMO business.

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

Use of Estimates, Revenue, Expense and Receivables.

Our revenue is primarily derived from risk-based health insurance arrangements in which the premium is fixed and paid to us on a monthly basis. We assume the economic risk of funding our customers' health care services and related administrative costs. Premium revenue is recognized in the period in which eligible individuals are entitled to receive health care services. Because we have the obligation to fund medical expenses, we recognize gross revenue and medical expenses for these contracts in our consolidated financial statements. We record health care premium payments we receive in advance of the service period as unearned premiums.

CMS periodically retroactively adjusts the premiums paid to us based on the updated health status of participants. The factors considered by CMS include changes in demographic factors, risk adjustment scores, customer information and adjustments mandated by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program. In addition, CMS retroactively adjusts the number of customers enrolled in our HMO or PSN as a result of enrollment changes not yet processed, or not yet reported by Humana or CMS. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded by us for both our HMO and PSN. We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is available from Humana or CMS and the collectibility of the amount is reasonably assured.

Medical expenses for both the PSN and HMO are recognized in the period in which services are provided and include an estimate of our obligations for medical services that have been provided to our customers but for which we have either not yet received or processed claims, and for liabilities for physician, hospital and other medical expense disputes. We estimate liabilities for physician, hospital and other medical expense disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. We develop our estimated medical claims payable by using an actuarial process that is consistently applied. The actuarial process and models develop a range of estimated medical claims payable and we record to the amount in the range that is our best estimate of the ultimate liability.

Each period, we re-examine previously recorded estimated medical claims payable based on actual claim submissions and other changes in facts and circumstances. As the estimate of medical claims payable recorded in prior periods becomes more exact, we adjust the amount of our estimates, and include the changes in medical expense in the period in which the change is identified. In each reporting period, our operating results include the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our estimated medical expenses payable are adequate to cover future claims payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amounts recorded.

Use of Estimates, Deferred Tax Assets.

We have recorded net deferred tax assets of approximately $5.5 million at September 30, 2007. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. In order to fully utilize the deferred tax assets, we will have to generate taxable income of approximately $14.6 million. We believe that our current operations will generate sufficient income to fully utilize this asset. The amount of the deferred tax asset considered realizable could change materially in the near term if our estimates of future taxable income are modified.

In the event we determine that we cannot, on a more-likely-than-not basis, realize all or part of our deferred tax assets in the future, an adjustment to establish a deferred tax asset valuation allowance would be charged to income in the period such determination is made.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Summary

During the three months ended September 30, 2007 and 2006, we operated in two financial reporting segments, the PSN business and the HMO business.

For the three months ended September 30, 2007, we realized consolidated revenue of $69.6 million compared to $60.8 million of revenue realized for the three months ended September 30, 2006, an increase of approximately $8.8 million or 14.4%.

Of this increase, approximately $3.3 million related to the PSN. The increase is due primarily to a premium increase from CMS of approximately 4% and an increase in the average medicare risk score of customers, partially offset by a decline in membership.

As more fully described below, the PSN's third quarter revenue in 2007 was impacted by changes in the estimated settlements related to Medicare's drug program for 2007 and 2006. These changes had the effect of reducing the PSN's 2007 third quarter revenue for out of period revenue by approximately $1.0 million. The impact reduced net income for the third quarter by approximately $624,000 and reduced earnings per share for the quarter by $.01 per share. Conversely, in the third quarter of 2006, the PSN recorded a benefit of $763,000 for Medicare risk score adjustments related to prior years, which increased net income by approximately $475,000 and increased earnings per share for the three months ended September 30, 2006 by $.01

The remaining $5.5 million of the increase in revenue is related to the HMO and is principally the result of the increase in customer months between the third quarter of 2007 and the third quarter of 2006, an increase in the average risk score of its customers, and a premium increase from CMS. In the third quarter of 2006, the HMO recorded revenue from a retroactive risk share adjustment for the first nine months of 2006 of approximately $534,000. The MRA adjustment for 2007 was recorded in the second quarter of 2007.

Customer months, the aggregate number of customers to whom the PSN provided services for each month during the applicable period, for the PSN decreased to approximately 74,400 in the third quarter of 2007 from approximately 76,600 in the second quarter of 2007 and approximately 77,200 in the third quarter of 2006. At September 30, 2007, the PSN had approximately 24,600 customers as compared to approximately 25,300 customers at June 30, 2007 and approximately 25,700 customers at September 30, 2006. Of the 1,100 reduction in our PSN customer base, approximately 450 was related to the closing of an unprofitable PSN-owned physician practice in South Florida with the balance being related to deaths, people leaving the covered areas, transfers to another physician practice or other insurance selections.

HMO customer months for the 2007 third quarter were 16,500. This compares to 15,200 HMO customer months for the 2007 second quarter and 10,300 HMO customer months for the 2006 third quarter. At September 30, 2007, the HMO customer base had increased to approximately 6,000 customers as compared to approximately 5,100 customers at the end of the second quarter of 2007 and approximately 3,500 customers at the end of the third quarter of 2006. The growth in HMO customers from the end of the third quarter of 2006 to the end of the third quarter of 2007, resulted primarily from the enrollment of new customers during the 2007 open enrollment period and the enrollment realized during the special election period afforded customers of a Medicare Advantage plan that had its contract terminated by CMS in July 2007.

Consolidated total medical expense for the 2007 third quarter was $60.5 million, an increase of $8.2 million over the 2006 third quarter. Our ratio of medical expense to revenue (the "Medical Expense Ratio" or "MER") increased to 86.9% in the 2007 third quarter compared to 85.9% in the 2006 third quarter. The increase is a result of the growth of the HMO and its increased impact on our consolidated results. As discussed below, the impact of retroactive premium adjustments and prior period claims development also impacted the MER for the 2007 and 2006 third quarters.

Included in consolidated operating expenses in the 2007 third quarter was a restructuring charge of approximately $583,000 and marketing costs of approximately $500,000 associated with a special election period commencing in late July 2007 and ending on September 30, 2007 allowing the customers of a Medicare Advantage plan that had its contract terminated by CMS in July 2007 to enroll in a new Medicare Advantage Plan. We did not incur similar expenses in the 2006 third quarter.

Income before income tax expense for the 2007 third quarter was $2.4 million compared to $4.1 million in the 2006 third quarter. The decrease in the income before income tax expense between the quarters is a result of the items discussed above. Net income for the 2007 third quarter was $1.6 million compared to $2.5 million for the 2006 third quarter.

Net earnings per common share, basic and diluted was $0.03 for the 2007 third quarter and $.05 for the 2006 third quarter.

The PSN reported a segment gain before income taxes and allocated overhead of $8.0 million for the 2007 third quarter, as compared to a gain of $7.7 million in the 2006 third quarter, an increase of $386,000 or 5.0%. The primary reason for the increase in the PSN income before income taxes and allocated overhead between the 2007 and 2006 third quarters is the improved gross margin primarily offset by the impact of the Part D settlement adjustment discussed above. The HMO segment incurred a net loss before income taxes and allocated overhead of $3.1 million for the 2007 third quarter compared to a net loss before income taxes and allocated overhead of $2.0 million in the 2006 third quarter. This increase is primarily a result of the increasing general and administrative costs associated with the growth in membership and the additional sales and marketing costs and restructuring costs discussed above. Allocated corporate overhead increased to $2.5 million from $1.5 million in the 2007 and 2006 third quarters, respectively. This increase was primarily a result of increased professional fees, increases in bonus expense in the 2007 third quarter (see Payroll, Payroll Taxes and Benefits below) and additional payroll costs associated with supporting the growing HMO.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN and HMO as of September 30, 2007 and September 30, 2006 and (ii) the aggregate customer months of the PSN and the HMO during the third quarter of 2007 and 2006.

                  September 30, 2007               September 30, 2006
                -------------------------      ----------------------------
                 Customers    Customers         Customers       Customer           Percentage Change in
                 at End of    Months For        at End of      Months for         Customer Months Between
                  Period       Quarter            Period        Quarter                  Quarters
                -----------  ------------      ------------  --------------      ------------------------
PSN                  24,600        74,400            25,700          77,200                -3.6%
HMO                   6,000        16,500             3,500          10,300                60.2%
                -----------  ------------      ------------  --------------
         Total       30,600        90,900            29,200          87,500
                ===========  ============      ============  ==============

Revenue

The following table provides a breakdown of our sources of revenue by segment for the 2007 third quarter and the 2006 third quarter:

                                 Three Months Ended September 30         $              %
                                                                     Increase
                                       2007            2006          (Decrease)      Change
                                  -------------    -------------    -------------    ------
PSN revenue from Humana           $  55,346,000    $  51,962,000    $   3,384,000    $  6.5%
PSN fee-for-service revenue             270,000          354,000          (84,000)    -23.7%
                                  -------------    -------------    -------------    ------
    Total PSN revenue                55,616,000       52,316,000        3,300,000       6.3%
                                  -------------    -------------    -------------    ------
    Percentage of total revenue            79.9%            86.0%
HMO revenue                          14,006,000        8,522,000        5,484,000      64.4%
    Percentage of total revenue            20.1%            14.0%
                                  -------------    -------------    -------------    ------
Total revenue                     $  69,622,000    $  60,838,000    $   8,784,000      14.4%
                                  =============    =============    =============    ======

The PSN's most significant source of revenue during both the 2007 and 2006 third quarters was the premium revenue generated pursuant to the Humana Agreements (the "Humana Related Revenue"). The Humana Related Revenue increased from $52.0 million in the 2006 third quarter to $55.3 million in the 2007 third quarter, an increase of approximately 6.5%.

During the third quarter of 2007, based on drug costs incurred during the year, utilization patterns and changes in actuarial assumptions underlying future drug cost projections, we recorded a liability for premium payments in excess of drug costs for the PSN of approximately $3.0 million representing the amount of premium payments we estimate we will be required to refund to CMS under the Medicare Part D program for prescription drug costs incurred during the first nine months of 2007. Of this $3 million, approximately $2.0 million relates to premiums received in the first half of 2007. Accordingly, we reduced revenue in the third quarter and accrued a liability for the $3.0 million at September 30, 2007. We anticipate that this change in our estimated final Part D settlement will also reduce the PSN's revenue in the fourth quarter of 2007 by an additional $1.0 million. CMS will make its ultimate determination regarding 2007 Medicare Part D payments in 2008 (the "Final Part D Settlement").

As of December 31, 2006, the PSN had recorded an estimated Part D settlement for 2006. Based upon the final determination by CMS in October 2007 of Medicare Part D costs incurred by the PSN in 2006, we recorded additional revenue in the third quarter of 2007 of approximately $1.0 million, representing the amount by which our 2006 year-end estimate exceeded the final amount.

The Medicare Part D adjustments described above had the net effect of decreasing the PSN's revenue for the third quarter of 2007 by approximately $1.0 million, reducing the per customer per month premium for the third quarter of 2007 by approximately $13.00 and increasing the PSN's MER in the 2007 third quarter by 1.5%.

In the third quarter of 2006, the PSN recorded additional revenue of $763,000 for Medicare risk score adjustments related to prior years. This adjustment increased the average per customer per month premium in the third quarter of 2006 by approximately $10 and had the effect of lowering the PSN's MER in the third quarter of 2006 by 1.3%.

The PSN's average per customer per month premium in the 2007 third quarter was approximately $748, an increase of approximately $71 or 10.5% per customer per month over the 2006 third quarter per customer per month premium of $677. Excluding the items described in the preceding paragraphs, the net change in the revenue per customer per month between the 2007 third quarter and the 2006 third quarter was $94. The increase in the PSN's per customer per month revenue is due to a premium increase from CMS of approximately 4% and an increase in the average Medicare risk score of our customers.

Fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers by the PSN's owned physician practices.

Revenue for the HMO increased by $5.5 million or 64.4%, from $8.5 million to $14.0 million. The increase in revenue is primarily attributable to the 60% increase in the HMO's customer months between the 2007 and 2006 third quarters. Revenue per customer per month for the HMO increased from $828 for the 2006 third quarter to $851 for the 2007 third quarter. This increase is primarily due to a combination of the 2007 rate increase in the premium payments from CMS and an increase in the average Medicare risk scores of our customers.

Included in the HMO's revenue for the third quarter of 2006 was a risk score adjustment for the first six months of 2006 of $534,000. This increased the revenue per customer per month by approximately $52 and lowered the MER for the 2006 third quarter by 6.6%. The risk adjustment for 2007 was recorded in the second quarter of 2007.

Medical Expense

Total medical expense represents the estimated total cost of providing patient care and is comprised of two components, medical claims expense and medical center costs. Medical claims expense for both the PSN and HMO are recognized in the period in which services are provided and include an estimate of our obligations for medical services that have been provided to our customers but for which we have either not yet received or processed claims, and for liabilities for physician, hospital and other medical expense disputes. Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the physician practices owned by the PSN (collectively "Non-Affiliated Providers"). Medical center costs represent the operating costs of the physician practices owned by the PSN.

We develop our estimated medical expenses payable by using an actuarial process that is consistently applied. The actuarial process and models develop a range of estimated medical expenses payable and we record to the amount in the range that is our best estimate of the ultimate liability. Each period, we re-examine previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As medical expenses recorded in prior periods becomes more exact, we adjust the amount of the estimate, and include the change in medical expense in the period in which the change is identified. In each reporting period, our operating results include the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our estimated medical expenses payable is adequate to cover future claims payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded.

Total Medical Expense

Medical costs and the Medical Expense Ratio for the three month period ending September 30 are as follows:

                                                            2007                                        2006
                                          -------------------------------------------  ------------------------------------------
                                              HMO            PSN         Consolidated       HMO          PSN         Consolidated
                                          ---------------------------------------------------------------------------------------
Estimated medical expense for the
quarter, excluding prior period claims
development                               $ 13,040,000   $ 47,907,000    $ 61,415,000   $  7,845,000  $ 45,104,000   $ 54,197,000
(Favorable) unfavorable prior period
medical claims development in current
period based on actual claims submitted   $    863,000   $ (1,305,000)   $   (910,000)  $    613,000  $ (1,307,000)    (1,942,000)
                                          ------------   ------------    ------------   ------------  ------------   ------------
Total reported medical expense for
quarter                                   $ 13,903,000   $ 46,602,000    $ 60,505,000   $  8,458,000  $ 43,797,000   $ 52,255,000
                                          ============   ============    ============   ============  ============   ============

Reported Medical Expense Ratio for
quarter                                           99.3%          83.8%           86.9%          99.2%         83.7%          85.9%
                                          ============   ============    ============   ============  ============   ============

Medical Expense Ratio for the quarter,
excluding the impact of retroactive
premium adjustments and prior period
medical claims development                        93.1%          85.2%           86.8%          96.5%         84.9%          86.4%
                                          ============   ============    ============   ============  ============   ============

In the table above, favorable adjustments to amounts we recorded in prior periods for estimated claims payable appear in parentheses while unfavorable adjustments do not appear in parentheses. Favorable adjustments reduce total medical expense for the respective applicable period and unfavorable claims development increases total medical expense for the applicable period.

Total consolidated medical expense was $60.5 million and $52.3 million for the 2007 and 2006 third quarters, respectively. Approximately $57.7 million or 95.4% of our total medical expense in the 2007 third quarter and $49.7 million or 95.1% of total medical expense in the 2006 third quarter are attributable to medical claims.

Our Medical Expense Ratio increased from 85.9% in the 2006 third quarter to 86.9% in the 2007 third quarter primarily as a result of the increased impact of the HMO on our consolidated medical costs and the HMO's higher MER.

The reported Medical Expense Ratio is impacted by both revenue and expense. Retroactive adjustments of prior period's premiums that are recorded in the current period impact the MER of that period. If the retroactive adjustment is positive then the impact reduces the recorded MER. Conversely, if the retroactive adjustment reduces revenue of the period, then the MER for the period is higher. These retroactive adjustments include, among other things, the mid-year and annual MRA adjustments and settlement of Part D program premiums. In addition, actual medical claims expense usually develops differently than estimated during the period. Therefore, the estimated actual MER shown in the table above will likely change as additional claim development occurs. Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense and the MER for the current quarter. Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases total reported medical expense and the MER for the current quarter. We believe the Medical Expense Ratio excluding the impact of retroactive premium adjustments and prior period medical claims development is useful in understanding the operating performance for the period since this measure excludes the impact of retroactive premium adjustments on revenue and the impact of prior period claim development on medical expense.

A change of approximately $140,000 in the third quarter of 2007 in either revenue or medical claims expense impacts the MER for the HMO by 1%. In the third quarter of 2006, a change in either revenue or medical claims expense of approximately $80,000 impacts the HMO's MER by 1%. For the PSN, a change in either revenue or medical claims expense of approximately $525,000 impacts the PSN's MER by 1% in the third quarters of 2007 and 2006.

The Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers. The PSN's total medical expense in the 2007 third quarter was $46.6 million compared to $43.8 million in the 2006 third quarter, an increase of approximately $2.8 million.

Approximately $2.8 million of our total medical expense in the 2007 third quarter related to physician practices we own as compared to $2.5 million in the 2006 third quarter.

The PSN's Medical Expense Ratio in the 2007 third quarter was 83.8% as compared to 83.7% in the 2006 third quarter. The PSN'S MER was impacted by the prior period medical claim development reflected in the above chart and the revenue items described in the Revenue section above. Giving consideration to these items the estimated MER excluding the impact of retroactive premium adjustments and prior period medical claims development for the third quarter of 2007 was 85.2% as compared to 84.9% for the third quarter of 2006. This increase is primarily a result of increased rates paid to hospitals and an increase in the intensity of the health services required by our customers as indicated by the increase in the risk scores of these customers.

At September 30, 2007, we determined that the range for estimated medical claims payable for the PSN was between $13.4 million and $14.5 million and we recorded a liability of $13.9 million. Based on historical results, we believe that the mid-point of the range continues to be the best estimate within the range of the PSN's ultimate liability.

Total medical expense for the HMO was $13.9 million in the 2007 third quarter compared to $8.5 million in the 2006 third quarter. The increase in the 2007 third quarter of 63.4% is due primarily to the 60% increase in the number of HMO customer months between the 2007 and 2006 third quarters.

The HMO's Medical Expense Ratio in the 2007 third quarter was 99.3% as compared to 99.2% in the 2006 third quarter. The HMO's MER was impacted by the prior period medical claim development reflected in the above chart and the revenue item described in the Revenue section above. The Medical Expense Ratio, excluding the retroactive premium adjustments and medical claims development of prior periods, for the 2007 quarter was 93.1% as compared to 96.5% in 2006. This improvement is a result of decreasing medical costs and lower inpatient days.

At September 30, 2007, we determined that the range for estimated medical claims payable for the HMO was between $6.4 million and $7.4 million and we recorded a liability of $6.4 million. Based on historical results, we believe that the low end of the range continues to be the best estimate of the HMO's ultimate liability.

Operating Expenses

                                      Three Months Ended September 30     Increase            %
                                          2007             2006          (Decrease)         Change
                                      -------------    -------------    -------------    -----------
Payroll, payroll taxes and benefits   $   3,357,000    $   2,536,000    $     821,000          32.4%
       Percentage of total revenue              4.8%             4.2%
Marketing and advertising                   578,000          203,000          375,000         184.7%
       Percentage of total revenue              0.8%             0.3%
Restructuring expense                       583,000               --          583,000            --
       Percentage of total revenue              0.8%             0.0%
General and administrative                2,589,000        2,080,000          509,000          24.5%
       Percentage of total revenue              3.7%             3.4%
                                      -------------    -------------    -------------
Total operating expenses              $   7,107,000    $   4,819,000    $   2,288,000          47.5%
                                      =============    =============    =============


Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salaries, sales commissions and related costs for our executive, administrative and sales staff. For the 2007 third quarter, payroll, payroll taxes and benefits were $3.4 million, compared to $2.5 million for the 2006 third quarter, an increase of approximately $821,000. Payroll, payroll taxes and benefit costs associated with the HMO segment and corporate accounted for substantially all of this increase.

Sales commissions paid by the HMO, related to the enrollment of the customers of the Medicare Advantage plan that had its contract terminated by CMS in July 2007, accounted for $100,000 of this increase.

As the HMO's customer base has grown, we have increased our HMO staff to meet the operational needs of the HMO's growing customer base. The increase in full-time employees resulted in payroll, payroll taxes and benefits attributable to the HMO increasing to $1.3 million in the 2007 third quarter as compared to $1.1 million in the 2006 third quarter, a 27.1% increase.

Increases in bonus expense in the 2007 third quarter accounted for $550,000 of the increase as we adjusted the amount accrued at September 30, 2007 to give effect to the final 2007 bonus plan.

Marketing and Advertising

Marketing and advertising expense includes advertising expenses and brokerage commissions paid to independent sales agents. For the 2007 third quarter, marketing and advertising expense was $578,000 as compared to $203,000 for the 2006 third quarter, an increase of 184.7%. The primary reason for this increase was the marketing costs and commissions associated with the special enrollment period afforded customers of a Medicare Advantage plan that had its contract terminated by CMS in July 2007.

Restructuring Expenses

As part of our continuing efforts to enhance our profitability, in July 2007, we implemented a restructuring plan designed to reduce costs and improve operating efficiencies. The restructuring plan, completed by the end of August 2007, resulted in the closure of two of the HMO's office locations, one PSN medical practice (the "PSN Practice"), and a workforce reduction involving 16 employees. In connection with this plan, we recorded approximately $583,000 of restructuring costs during the third quarter of 2007 including approximately $147,000 for severance payments, approximately $364,000 for continuing lease obligations on closed locations and approximately $72,000 for the write-off of certain leasehold improvements and equipment. During the third quarter of 2007, we made cash payments related to the restructuring of $191,000. The severance payments and continuing lease obligations will result in additional future cash expenditures. We believe that the restructuring will enable us to reduce our related operating expenses by approximately $1.2 million per annum, with no or limited impact on the HMO's and PSN's ability to serve their existing customers. At the time of its closure on July 31, 2007, the PSN Practice served approximately 450 customers in South Florida, all of which were moved to other providers outside of the PSN. Prior to its closing on July 31, the PSN practice generated approximately $2.6 million of revenue in 2007 and had a negative gross margin. Of the $583,000 restructuring charge, approximately $400,000 relates to the HMO with the balance of $183,000 associated with the PSN.

General and Administrative

General and administrative expenses for the 2007 third quarter totaled $2.6 million, an increase of $509,000, or 24.5% over the 2006 third quarter.

Approximately $242,000 of the increase in general and administrative costs is attributable to the growth of the HMO. The HMO incurred increased costs of $224,000 relating to claims processing as the number of HMO customers increased.

Corporate general and administrative costs for the 2007 third quarter were approximately $1.2 million as compared to $828,000 for the 2006 third quarter, an increase of 47.4%. Approximately $262,000 of the increase relates to an increase in professional service costs with another $72,000 resulting from increased director fees.

Other Income (Expense)

We realized other income of $373,000 in the 2007 third quarter as compared to $306,000 in the 2006 third quarter. Investment income in the 2007 third quarter increased by $71,000 over the 2006 third quarter as we had more cash to invest and interest rates increased as compared to the 2006 third quarter. Cash is invested in highly liquid securities, primarily certificates of deposits with short term maturities and money market funds. We expect to continue to invest our excess cash in this manner for the remainder of 2007.

Income taxes

Our effective tax rate was 33% in the 2007 third quarter and 37.8% in the 2006 third quarter. The decrease in the effective income tax rate in the 2007 third quarter is a result of our recognition of an approximate $120,000 tax benefit upon the expiration of the statute of limitations for the tax period to which the benefit relates.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Summary

During the nine months ended September 30, 2007 and 2006, we operated in two financial reporting segments, the PSN business and the HMO business.

For the nine months ended September 30, 2007, we realized consolidated revenue of $207.7 million compared to $172.5 million of revenue realized for the nine months ended September 30, 2006, an increase of approximately $35.2 million or 20.4%.

Of this increase, approximately $16.8 million is related to the PSN. This increase in revenue is due to an increase of approximately 4% in the premium payment from CMS in 2007 and an increase in the average Medicare risk score of the PSN's customers, partially offset by the decline in the customer base.

As more fully described below, the PSN's 2007 nine month revenue was impacted by a change in the estimated settlement related to Medicare's drug program for 2006. This increase in revenue had the effect of increasing the PSN's 2007 nine month revenue by approximately $1 million. This item increased net income for the nine month period ended September 30, 2007 by approximately $624,000 and increased earnings per share by $.01. In the third quarter of 2006, the PSN recorded a benefit of $763,000 for Medicare risk score adjustments related to prior years, which increased net income by $475,000 and increased earnings per share for the nine months ended September 30, 2006 by $.01.

Approximately $18.4 million of the increase is related to the HMO and is principally the result of the increase in customer months between the first nine months of 2007 and the first nine months of 2006. In July 2007, the HMO received the final 2006 Medicare risk score adjustment from CMS of $575,000. This amount was $340,000 higher than our recorded estimate at December 31, 2006 and March 31, 2007 of $235,000. The $340,000 was recorded in revenue in the second quarter of 2007.

Customer  months  for the PSN for the  nine  months  ended  September  30,  2007 decreased to approximately 227,700 in the third quarter of 2007 from approximately 232,000 for the same period in 2006, a decline of 2.0%. The drop in our customer base is a result of the closing of an unprofitable center in South Florida with approximately 450 customers on July 31, 2007 with the balance being related to deaths, people leaving the covered areas, transfers to another physician practice or other insurance selections.

Customer months for the HMO for the nine months ended September 30, 2007 were 45,200 as compared to 24,700 for the same period in 2006, an increase of 83%. The increase is a result of our successful marketing efforts during 2007.

Total consolidated medical expense for the first nine months of 2007 was $181.8 million, an increase of $29.1 million over the total medical expense of $152.7 million incurred in the first nine months of 2006. Our Medical Expense Ratio decreased to 87.5% for the first nine months of 2007 compared to 88.6% in 2006. This increase is primarily a result of the growth of the HMO and its increasing impact on our consolidated results. As discussed below, the impact of retroactive premium adjustments and prior period claims development also impacted the MER for the 2007 and 2006 third quarters.

Included in consolidated operating expenses for the first nine months of 2007 are:

      o Severance benefits payable pursuant to a Separation Agreement with our former President and Chief Operating Officer of $500,000;
      o     A restructuring charge of approximately $583,000; and
      o Additional marketing costs of $500,000 associated with the special election period afforded the customers of a Medicare Advantage plan that had its contract terminated by CMS in July 2007. The special enrollment period allowed customers of the terminated plan to elect to join another plan during the period from late July 2007 to September 30, 2007.


These items reduced net income by approximately $1,000,000 and reduced earnings per share by $.02.

Consolidated income before income taxes for the first nine months of 2007 was $5.4 million compared to $5.1 million for the first nine months of 2006, primarily for the reasons discussed above. Net income for the first nine months of 2007 was $3.4 million compared to $3.2 million for the first nine months of 2006. Our results of operations for the first nine months of 2007 and 2006 were negatively impacted by losses related to the operations of our Medicare Advantage HMO.

Net earnings per common share, basic and diluted were $0.07 and $0.06, respectively for the first nine months of 2007 and $0.06 for the first nine months of 2006.

The PSN reported a segment gain before income taxes and allocated overhead of $21.1 million for the first nine months of 2007, as compared to $16.2 million for the first nine months of 2006, an increase of $4.9 million or 30.9%. This increase is primarily a result of the lower Medical Expense Ration for the PSN and thus, increased gross margin. The HMO segment incurred a net loss before income taxes and allocated overhead of $8.7 million for the first nine months of 2007, compared to a net loss before income taxes and allocated overhead of $6.2 million in the first nine months of 2006. This decrease is a result of an increase in gross margin of approximately $1 million being offset by salaries, sales and marketing costs and general and administrative costs associated with the growth of members in the HMO. Allocated overhead was $7.1 million and $4.8 million for the first nine months of 2007 and 2006, respectively. This increase was a result of severance benefits of $500,000, an increase in bonus costs of approximately $550,000 and an increase in general & administrative costs of approximately $1.2 million as discussed in more detail in that section below.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN and HMO as of September 30, 2007 and September 30, 2006 and (ii) the aggregate customer months of the PSN and the HMO during the first nine months of 2007 and 2006.

             September 30, 2007           September 30, 2006
           -----------------------      ------------------------
           Members at   Member          Members at   Member             Percentage Change in
             End of                       End of                      Customer Months Between
             Period     Months YTD        Period     Months YTD               Periods
           -----------  ----------      -----------  ----------       -----------------------
PSN             24,600     227,700           25,700     232,300                -2.0%
HMO              6,000      45,200            3,500      24,700                83.0%
           -----------  ----------      -----------  ----------
    Total       30,600     272,900           29,200     257,000
           ===========  ==========      ===========  ==========

Revenue

The following table provides a breakdown of our sources of revenue by segment for year to date 2007 and 2006:

                                Nine Months Ended September 30          $
                                                                     Increase             %
                                     2007            2006           (Decrease)         Change
                                -------------    -------------    -------------     -----------
PSN revenue from Humana         $ 168,407,000    $ 151,570,000    $  16,837,000        11.1%
PSN fee-for-service revenue           964,000        1,059,000          (95,000)       -9.0%
                                -------------    -------------    -------------
  Total PSN revenue               169,371,000      152,629,000       16,742,000        11.0%
                                -------------    -------------    -------------
  Percentage of total revenue            81.6%           88.5%
HMO revenue                        38,289,000       19,857,000       18,432,000        92.8%
  Percentage of total revenue            18.4%           11.5%
                                -------------    -------------    -------------
Total revenue                   $ 207,660,000    $ 172,486,000    $  35,174,000        20.4%
                                =============    =============    =============


The PSN's most significant source of revenue during both the first nine months of 2007 and 2006 was the premium revenue generated pursuant to the Humana Agreements (the "Humana Related Revenue"). The Humana Related Revenue increased from $151.6 million for the first nine months of 2006 to $168.4 million for the first nine months of 2007, an increase of approximately 11.1%.

As of December 31, 2006, the PSN had recorded an estimated Part D settlement for 2006. In October 2007, CMS determined the final settlement liability for 2006 Part D costs of the PSN. The ultimate liability was approximately $1.0 million lower than we had estimated at December 31, 2006. This amount has been recorded as additional revenue for the nine month period ended September 30, 2007 and decreased the MER for the first nine months of 2007 by .5%. In the first nine months of 2006, the PSN recorded additional revenue of $763,000 for Medicare risk score adjustments related to prior years. This decreased the MER for the PSN for the nine month period ended September 30, 2006 by .4%.

The PSN's average per customer per month premium in the first nine months of 2007 was approximately $744, an increase of approximately $87 or 13.2% over the average per customer per month premium for the first nine months of 2006 of $657. This increase in the average per customer per month premium is due to an increase of approximately 4% in the premium payment from CMS in 2007 and an increase in the average Medicare risk score of the PSN's customers.

Fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers in the PSN's owned physician practices.

The HMO's revenue was $38.3 million for the first nine months of 2007 as compared to $19.9 million for the first nine months of 2006, an increase of $18.4 million or 92.8%. The increase in revenue is primarily attributable to the increase in customer months between the first nine months of 2006 and the first nine months of 2007 and the 2007 rate increase from CMS. The HMO's average per customer per month premium for the HMO increased to $847 in the first nine months of 2007 from $805 in the first nine months of 2006, an increase of 5.2%. This increase is primarily a result of the 2007 rate increase from CMS.

In July 2007, the HMO received $575,000 as the final Medicare risk score adjustment from CMS for 2006. This increase in the premiums is $340,000 higher than our recorded estimate of $235,000. The $340,000 has been recorded as additional revenue for the nine month period ended September 30, 2007. This additional revenue lowered the HMO's MER for the nine month period ended September 30, 2007 by .9%.

Medical Expense

Total Medical Expense

Medical costs and the Medical Expense Ratio for the nine month period ended September 30 are as follows:

                                                         2007                                            2006
                                     ---------------------------------------------   ---------------------------------------------
                                         HMO             PSN         Consolidated        HMO             PSN         Consolidated
                                     -------------   -------------   -------------   -------------   -------------   -------------
Estimated medical expense
for the period excluding prior
period claims development            $  36,939,000   $ 143,272,000   $ 180,211,000   $  19,021,000   $ 134,333,000   $ 153,354,000
(Favorable) unfavorable prior
period medical claims development
in current period based on actual
claims submitted                     $    (599,000)  $   2,182,000   $   1,583,000   $    (164,000)  $    (446,000)  $    (610,000)
                                     -------------   -------------   -------------   -------------   -------------   -------------
Total reported medical expense for
the period                           $  36,340,000   $ 145,454,000   $ 181,794,000   $  18,857,000   $ 133,887,000   $ 152,744,000
                                     =============   =============   =============   =============   =============   =============

Reported Medical Expense Ratio for
the period                                    94.9%           85.9%           87.5%           95.0%           87.7%           88.6%
                                     =============   =============   =============   =============   =============   =============

Medical  Expense  Ratio for the
quarter, excluding  the impact of
retroactive premium adjustments and
prior period medical claims
development                                   97.3%           85.2%           87.5%           96.3%           87.2%           88.7%
                                     =============   =============   =============   =============   =============   =============

In the table above, favorable adjustments to amounts we recorded in prior periods for estimated claims payable appear in parentheses while unfavorable adjustments do not appear in parentheses. Favorable adjustments reduce total medical expense for the respective applicable period and unfavorable claims development increases total medical expense for the applicable period.

Total medical expense was $181.8 million and $152.7 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of $29.1 million or 19.0% Approximately $173.5 million or 95.5% of our total medical expense in the 2007 nine month period and $145.1 million or 95.0% of total medical expense in the 2006 nine month period are attributable to medical claims expense.

Our Medical Expense Ratio decreased from 88.6% for the first nine months of 2006 to 87.5% for the same period in 2007.

The reported Medical Expense Ratio is impacted by both revenue and expense. Retroactive adjustments of prior period's premiums that are recorded in the current period impact the MER of that period. If the retroactive adjustment is positive then the impact reduces the recorded MER. Conversely, if the retroactive adjustment reduces revenue of the period, then the MER for the period is higher. These retroactive adjustments include, among other things, the mid-year and annual MRA adjustments and settlement of Part D program premiums. In addition, actual medical claims expense usually develops differently than estimated during the period. Therefore, the estimated actual MER shown in the table above will likely change as additional claim development occurs. Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense and the MER for the current period. Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases total reported medical expense and the MER for the period. We believe the Medical Expense Ratio excluding the impact of retroactive premium adjustments and prior period medical claims development is useful in understanding the operating performance for the period since this measure excludes the impact of retroactive premium adjustments on revenue and the impact of prior period claim development on medical expense.

A change of approximately $380,000 for the first nine months of 2007 in either revenue or the medical claims expense impacts the MER of the HMO by 1%. In 2006, a change in either revenue or medical claims expense of approximately $200,000 impacts the HMO's MER by 1%. For the PSN, a change in either revenue or medical claims expense of approximately $1.7 million impacts the PSN's MER by 1% for the nine month period ended September 30, 2007, and a change of approximately $1.5 million impacts the PSN's MER for the same period nine month period in 2006.

The Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers. The Medical Expense Ratio for the PSN segment improved to 85.9% for the first nine months of 2007 as compared to 87.7% for the first nine months of 2006 and 88.4% for the year ended December 31, 2006. The PSN'S MER was impacted by the prior period medical claim development reflected in the above chart and the revenue items described in the Revenue section above. Adjusting the MER for these prior period items the MER for the PSN for the nine month period ended September 30, 2007 is 85.2% as compared to 87.2% for the same period in 2006.

The PSN's total medical expense for the first nine months of 2007 was $145.5 million, compared to $133.9 million in the first nine months of 2006, an increase of approximately $11.6 million.

Approximately $8.3 million of our total medical expense in the first nine months of 2007 related to physician practices owned by the PSN as compared to $7.6 million for the first nine months of 2006.

The Medical Expense Ratio for the HMO segment was 94.9% for the first nine months of 2007 as compared to 95.0% for the first nine months of 2006 and 102.4% for the year ended December 31, 2006. The HMO's MER was impacted by the prior period medical claim development reflected in the above chart and the revenue item described in the Revenue section above. Excluding these prior period items, for the nine month period ended September 30, 2007, the HMO's MER was 97.3% as compared to 96.3% for the same period in 2006. We experienced higher than acceptable medical costs in the last quarter of 2006 and the first six months of 2007. During the second quarter of 2007, we renegotiated lower costs for certain contracts and enhanced our medical management process. As a result, the HMO's MER dropped to 93.1% in the third quarter of 2007.

Total medical expense for the HMO was $36.3 million for the first nine months of 2007 as compared to $18.9 million for the first nine months of 2006, an increase of $17.5 million. This increase is substantially due to the increase in the number of HMO customer months between the first nine months of 2007 and the first nine months of 2006 and the premium rate increase for 2007 from CMS.

Operating Expenses

                                                                            $
                                      Nine Months Ended September 30     Increase           %
                                           2007          2006           (Decrease)      Change
                                      -------------  -------------    -------------   ---------
Payroll, payroll taxes and benefits   $  10,101,000  $   7,566,000    $   2,535,000        33.5%
       Percentage of total revenue              4.9%           4.4%
Marketing and advertising                 2,609,000      2,217,000          392,000        17.7%
       Percentage of total revenue              1.3%           1.3%
Restructuring expense                       583,000             --          583,000          --
       Percentage of total revenue              3.0%           0.0%
General and administrative                8,242,000      5,555,000        2,687,000        48.4%
       Percentage of total revenue              4.0%           3.2%
                                      -------------  -------------    -------------
Total operating expenses              $  21,535,000  $  15,338,000    $   6,197,000        40.4%
                                      =============    ============= =============


Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salaries and related costs for our executive, administrative and sales staff. For the first nine months of 2007, payroll, payroll taxes and benefits were $10.1 million, compared to $7.6 million in the first nine months of 2006, an increase of $2.5 million.

As the HMO's customer base had grown, we have increased our HMO staff. These employees were added to meet the operational needs of the HMO's growing customer base. The increase in full time employees resulted in payroll, payroll taxes and benefits attributable to the HMO increasing to $4.3 million for the first nine months of 2007 as compared to $2.9 million for the first nine months of 2006, an increase of $1.4 million or 48.3%.

Included in corporate salary expense for the nine months ended September 30, 2007 is approximately $500,000 of severance benefits payable pursuant to the Separation Agreement we entered into with our former President and Chief Operating Officer in April 2007. Increases in the bonus expense for the first nine months of 2007 accounted for $550,000 of the increase as we adjusted the amount accrued at September 30, 2007 to give effect to the final 2007 bonus plan that was approved by the Board of Directors during the third quarter of 2007.

Marketing and Advertising

Marketing and advertising expenses, which include advertising expenses and brokerage commissions paid to independent sales agents, totaled $2.6 million for the nine month period ended September 30, 2007, an increase of approximately $392,000 over the first nine months of 2006. The primary reason for this increase was marketing costs and commissions incurred in the third quarter of 2007 associated with the special enrollment period afforded customers of a Medicare Advantage plan that had its contract terminated by CMS in July 2007.

Restructuring expenses

As part of our continuing efforts to enhance our profitability, in July 2007, we implemented a restructuring plan designed to reduce costs and improve operating efficiencies. The restructuring plan, completed by the end of August 2007, resulted in the closure of two of the HMO's office locations, one PSN medical practice (the "PSN Practice"), and a workforce reduction involving 16 employees. In connection with this plan, we recorded approximately $583,000 of restructuring costs during the third quarter of 2007 including approximately $147,000 for severance payments, approximately $364,000 for continuing lease obligations on closed locations and approximately $72,000 for the write-off of certain leasehold improvements and equipment. During the third quarter of 2007, we made cash payments related to the restructuring of $191,000. The severance payments and continuing lease obligations will result in additional future cash expenditures. We believe that the restructuring will enable us to reduce our related operating expenses by approximately $1.2 million per annum, with no or limited impact on the HMO's and PSN's ability to serve their existing customers. At the time of its closure on July 31, 2007, the PSN Practice served approximately 450 customers in South Florida, all of which were moved to other providers outside of the PSN. Prior to its closing on July 31, the PSN practice generated approximately $2.6 million of revenue in 2007 and had a negative gross margin. Of the $583,000 restructuring charge, approximately $400,000 relates to the HMO with the balance of $183,000 associated with the PSN.

General and Administrative

General and administrative expenses for the first nine months of 2007 totaled $8.2 million, an increase of $2.7 million, or 48.4% as compared to the first nine months of 2006.

The HMO incurred general and administrative costs of approximately $3.9 million for the first nine months of 2007 as compared to approximately $2.4 million for the first nine months of 2006, an increase of approximately $1.5 million or 63.0%. This increase is primarily attributable to additional infrastructure required to service to the HMO's growing customer base, including $766,000 related to increased claims and customer services costs and increased professional fees of approximately $450,000.

Corporate general and administrative costs for the first nine months of 2007 were $3.6 million as compared to $2.4 million for the first nine months of 2006, an increase of 47.6% or $1.2 million. Approximately $700,000 of this increase relates to an increase in professional service costs. In addition, depreciation expense increased $130,000 and fees paid to our Board of Directors increased $130,000.

Other Income (Expense)

We realized other income of $1.1 million for the first nine months of 2007 as compared to $737,000 for the first nine months of 2006, an increase of $326,000. Investment income for the first nine months of 2007 increased $352,000 over the same period in 2006 as we had more cash to invest and rates have increased over 2006.

Income taxes

Our effective tax rate was 37.8% for the first nine months of 2007 and 37.9% for the first nine months of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and equivalents at September 30, 2007 were approximately $34.4 million as compared to approximately $23.1 million at December 31, 2006. Of our $34.4 million of cash and equivalents at September 30, 2007, $15.7 million was statutorily limited to use by the HMO.

We had working capital of approximately $24.6 million as of September 30, 2007 and $19.6 million at December 31, 2006.

Our total stockholders' equity was approximately $35.0 million and $30.9 million at September 30, 2007 and December 31, 2006, respectively. Our increase in stockholders' equity during the first nine months of 2007 is primarily attributable to:

      o     Net income of $3.4 million;
      o     Stock based compensation of $548,000; and
      o The exercise of stock options totaling $494,000, including the related tax benefit of $245,000

The above increases were reduced by the impact of the adoption of FASB Interpretation No. 48 which resulted in a charge to stockholder's equity of $437,000.

During the nine months ended September 30, 2007, our cash and equivalents increased $11.3 million over the balance at December 31, 2006. Operating activities provided approximately $11.9 million in cash and equivalents, of which net income accounted for approximately $3.4 million. Other large sources of cash from operating activities were:

      o     an increase in amounts due to CMS of $1.8 million;
      o     an increase in estimated medical expenses payable of $1.6 million;
      o     a decrease in deferred income tax assets of $1.7 million;
      o     an increase in accrued payroll of $785,000;
      o     an increase in accrued expenses of $769,000;
      o     depreciation and amortization expense of $646,000; and
      o     stock based compensation expense of $548,000.

The increase in the due to CMS is primarily a result of the previously discussed change in the PSN's estimated Part D liability for 2007 offset by the reduction of the PSN's 2006 Part D liability.

Net cash used in investing activities for the nine months ended September 30, 2007 was approximately $1.2 million of which $591,000 was cash paid for the acquisition of a physician practice and $617,000 related to capital expenditures made during the first nine months of 2007.

Our financing activities for the nine months ended September 30, 2007 provided approximately $249,000 of cash in connection with the issuance of common stock upon the exercise of outstanding options.

We have a line of credit that expires on March 31, 2008, and provides for borrowing up to $1.0 million. The outstanding balance, if any, bears interest at the bank's prime rate. If we have outstanding borrowings under the credit facility we are required to comply with certain financial covenants, including a minimum liquidity requirement of $2.0 million. The availability under the line of credit secures a $1.0 million letter of credit issued in favor of Humana. We have not utilized this line at anytime in 2007.

Our HMO has required and continues to require a considerable amount of capital. We contributed approximately $8.5 million to the HMO during 2006 and another $14.5 million through September 30, 2007 to finance the operations and growth of the HMO. We believe that in 2008, the HMO's business will continue to generate a loss before allocated overhead and income taxes. We are continuing to commit resources in an effort to increase our HMO customer base. The HMO's actual cash needs and losses for 2008 are expected to be strongly influenced by, among other things, the HMO's customer base, operating costs and Medical Expense Ratio as well as the scale, cost and effectiveness of various marketing programs we may undertake. In July 2007, we restructured our operations to better match the current size of the HMO. We are still not in a position to meaningfully estimate when, if ever, the HMO's business will become profitable and/or generate cash from operations. We may be required to fund the development and expansion of the HMO business, including any associated losses, for an extended period of time. Nonetheless, we anticipate that the on-going development efforts, reserve requirements and operating costs for our still developing HMO business can be funded by our current resources and projected cash flows from operations until at least December 31, 2008.

We have adopted a Company wide investment policy with respect to the investment of our cash and equivalents. The goal of our investment policy is to obtain the highest yield possible while investing only in highly rated instruments or investments with nominal risk of loss of principal. The investment policy sets forth a list of "Permitted Investments" and provides that the Chief Financial Officer or the Chief Executive Officer must approve any exceptions to the policy.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any Off-Balance Sheet Arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests annually and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue, EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired. We also consider the market value of our own stock and those of companies similar to ours. At September 30, 2007, we believe our intangible assets are recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended September 30, 2007.

Based on our evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than as set forth below.

The following text supplements the risk factors described in our Form 10-K for the fiscal year ended December 31, 2006 under the heading "Risk Factors - There Can be No Assurance that We Will be Successful in Our Operation of the HMO".

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

The HMO's actual cash needs and losses for the remainder of 2007 are expected to be strongly influenced by, among other things, the HMO's customer base, operating costs and Medical Expense Ratio as well as the scale, cost and effectiveness of various marketing programs we may undertake.

ITEM 6.  EXHIBITS

3.1.  Articles of Incorporation, as amended (1)
3.2   Amended and Restated Bylaws (2)
10.1 Physician Practice Management Participation Agreement, dated August 2, 2001, between Metropolitan of Florida, Inc. and Humana, Inc. (3)
10.2. Letter of Agreement, dated February 2003, between Metropolitan of Florida, Inc. and Humana, Inc. (4)
10.3. Physician Practice Management Participation Agreement, dated December 1, 1998, between Metcare of Florida, Inc. and Humana, Inc.(5)
10.4. Supplemental Stock Option Plan (6)
10.5. Omnibus Equity Compensation Plan (7)
10.6. Amended and Restated Employment Agreement between Metropolitan and Michael
      M. Earley dated January 3, 2005 (9)
10.7. Amended and Restated Employment Agreement between Metropolitan and Robert
      J. Sabo dated November 9, 2006 (10)
10.8. Amended and Restated Employment Agreement between Metropolitan and Roberto
      L. Palenzuela dated January 3, 2005 (9)
10.9 Employment Agreement between Metcare of Florida, Inc. and Jose A. Guethon, M.D. (5)
10.10. Form of Option Award Agreement for Option Grants to Directors pursuant to the Omnibus Compensation Plan (5)
10.11. Form of Option Award Agreement for Option Grants to Key Employees pursuant to the Omnibus Compensation Plan (5)
10.12. Form of Option Award Agreement for Option Grants to Employees pursuant to the Omnibus Compensation Plan (5)
10.13. Agreement between Metcare of Florida, Inc. and the Centers for Medicare and Medicaid Services (5)
10.14. Transition and Severance Agreement between Metropolitan and David S. Gartner, dated August 18, 2006. (11)
10.15 Transition and Severance Agreement between Metropolitan and Debra A. Finnel, dated April 9, 2007 (12)
10.16 Summary of 2007 Annual Bonus Plan for Executive Officers and certain key management employees (13)
10.17 Summary of 2007 Director Compensation Plan*
10.18 Form of Restricted Stock Award Agreement for Restricted Stock Grants to Directors pursuant to the Omnibus Compensation Plan*
10.19 Form of Restricted Stock Award Agreement for Restricted Stock Grants to Management pursuant to the Omnibus Compensation Plan*

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

(9) Incorporated (by reference to our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 22, 2005.

(10) Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on October 20, 2006.

(11) Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on August 18, 2006.

(12) Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on April 9, 2007.

(13) Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on September 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                                             METROPOLITAN HEALTH NETWORKS, INC.
Registrant

Date:  November 6, 2007                      /s/ Michael M. Earley
                                             ---------------------
                                             Michael M. Earley
                                             Chairman, Chief Executive Officer


                                             /s/ Robert J. Sabo
                                             Robert J. Sabo
                                             Chief Financial Officer