Form 10-K
period 2007-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 2008-03-06
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-28456

METROPOLITAN HEALTH NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0635748
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

250 Australian Avenue South, Suite 400 West Palm Beach, Fl.	33401
(Address of principal executive offices)	(Zip Code)

(561) 805-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☒  Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $81,426,712 based on the closing sale price as reported on the American Stock Exchange. This calculation has been performed under the assumption that all directors, officers and stockholders who own more than 10% of our outstanding voting securities are affiliates of the Company.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2008
Common Stock, $.001 par value per share	51,823,032 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the 2008 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

METROPOLITAN HEALTH NETWORKS, INC.

FORM 10-K
For the Year Ended
December 31, 2007

TABLE OF CONTENTS

ITEM		Page No.
	PART I
1	Business	6
1A	Risk Factors	24
1B	Unresolved Staff Comments	34
2	Properties	34
3	Legal Proceedings	34
4	Submission of Matters to a Vote of Security Holders	34
	PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
6	Selected Financial Data	37
7	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	38
7A	Quantitative and Qualitative Disclosures about Market Risk	53
8	Financial Statements and Supplementary Data	54
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	55
9A	Controls and Procedures	55
	PART III
10	Directors, and Executive Officers of the Registrant	57
11	Executive Compensation	57
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
13	Certain Relationships and Related Transactions	57
14	Principal Accounting Fees and Services	58
	PART IV
15	Exhibits, Financial Statement Schedules	59
	Exhibits Index	60
	Signatures	62
16	Schedule 1 – Condensed Financial Statements – Parent Company Only	69

GENERAL

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “Metropolitan” or the “Company” refers to Metropolitan Health Networks, Inc. and its consolidated subsidiaries unless the context suggests otherwise. We disclaim any intent or obligation to update “forward looking statements”.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the discussion under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Form 10-K may include certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements with respect to anticipated future operations and financial performance, growth and acquisition opportunity and other similar forecasts and statements of expectation. We intend such statements to be covered by the safe harbor provisions for forward looking statements created thereby. These statements involve known and unknown risks and uncertainties, such as our plans, objectives, expectations and intentions, and other factors that may cause us, or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. Many of these factors are listed in Item 1A“Risk Factors” and elsewhere in this Form 10-K.

In some cases, you can identify forward-looking statements by statements that include the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “may,” “should,” “believe,” “seek” or other similar expressions.

Specifically, this report contains forward-looking statements, including the following:

•	the PSN's ability to maintain the Humana Agreements and do so on favorable terms;

•	our ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims; and

•	the HMO's ability to renew, maintain or to successfully rebid the agreement with the Center for Medicare and Medicaid Services (“CMS”).

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	reductions in government funding of Medicare programs;

•	disruptions in the PSN’s, the HMO's or Humana's healthcare provider networks;

•	failure to receive claims processing, billing services, data collection and other information on a timely basis from Humana or HF Administrative Services;

•	failure to receive, on a timely or accurate basis, customer information from CMS;

•	future legislation and changes in governmental regulations;

•	increased operating costs;

•	the impact of Medicare Risk Adjustments on payments we receive from CMS or Humana;

•	the impact of the Medicare prescription drug plan on our operations;

•	loss of significant contracts;

•	general economic and business conditions;

•	increased competition;

•	the relative health of our patients;

•	changes in estimates and judgments associated with our critical accounting policies;

•	federal and state investigations;

•	our ability to grow our HMO customers in our current geographic markets and our ability to expand our HMO into new geographic markets;

•	our ability to successfully recruit and retain key management personnel and qualified medical professionals; and

•	impairment charges that could be required in future periods.

PART I

ITEM 1     DESCRIPTION OF BUSINESS

Overview

We operate two primary businesses in Florida, a provider service network (“PSN”) that provides and arranges for medical care primarily to customers of Humana, Inc. (each a “Humana Plan Customer”) and our health maintenance organization (“HMO”) which provides healthcare benefits to Medicare beneficiaries in Florida that have selected our plan. As of December 31, 2007, the PSN and the HMO provided healthcare benefits to approximately 25,400 and approximately 6,200 Medicare Advantage beneficiaries, respectively. At January 1, 2008, the customer base of the PSN was approximately 25,900 and the customer base of the HMO was approximately 6,900.

Both our PSN and HMO operations primarily focus on individuals covered by Medicare, the national, federally-administered health insurance program that covers the cost of hospitalization, medical care, and some related health services for U.S. citizens aged 65 and older, qualifying disabled persons and persons suffering from end-staged renal disease. Substantially all of our revenue in 2007 was generated by providing services to Medicare beneficiaries through arrangements that require us to assume responsibility to provide and/or manage the care for our customers’ medical needs in exchange for a monthly fee, also known as a capitation fee or capitation arrangement.

Our concentration on Medicare customers provides us the opportunity to focus our efforts on understanding the specific needs of Medicare beneficiaries in our local service areas, and designing plans and programs intended to meet such needs. Our management team has extensive experience developing and managing providers and provider networks.

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

The PSN’s first contract with Humana Inc. (“Humana”) was secured through an acquisition in 1997, and expanded through an additional acquisition in early 1999. Pursuant to this agreement, the PSN contracted with Humana to manage certain designated Humana Medicare Advantage HMO customers in South Florida. In 2000, an additional contract was secured to manage certain designated Humana Medicare Advantage HMO customers in Central Florida. The PSN renegotiated its most significant contract with Humana, covering the Central Florida area, effective January 1, 2003. This renegotiation increased the percentage of Medicare premium the PSN received from Humana and resolved a number of contractual disputes between the PSN and Humana.

The HMO commenced operations as a Medicare Advantage HMO on July 1, 2005. As of January 1, 2008, the HMO operates in thirteen Florida counties where it markets its “AdvantageCare” branded health plans.

To mitigate our exposure to high cost medical claims, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  Our deductible per customer per year was $125,000 for the HMO for the first 6 months of 2007 and $150,000 thereafter, with a maximum benefit per customer per policy period of $1,000,000. For the PSN the deductibles for 2007 were $40,000 in South Florida and $140,000 in Central Florida, with a maximum benefit per customer per policy period of $1,000,000. The deductible for the PSN in Central Florida increased to $200,000 as of January 1, 2008.

Our corporate headquarters are located at 250 South Australian Avenue, Suite 400, West Palm Beach, Florida 33401 and our telephone number is (561) 805-8500. Our corporate website is www.metcare.com. Information contained on our website is not incorporated by reference into this report and we do not intend the information on or linked to our website to constitute part of this report. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports on our website, free of charge, to individuals interested in acquiring such reports. The reports can be accessed at our website as soon as reasonably practical after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. The public may read and copy these materials at the SEC’s public reference room at 100 F Street, N.E., Washington D.C. 20549 or on their website at http://www.sec.gov. Questions regarding the operation of the public reference room may be directed to the SEC at 1-800-732-0330.

Provider Service Network

We operate the PSN through Metcare of Florida, Inc., our wholly owned subsidiary.

We have two network contracts (the “Humana Agreements”) with Humana. Humana is one of the largest participants in the Medicare Advantage program in the United States. Our PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in Flagler and Volusia counties (“Central Florida”) and Palm Beach, Broward and Miami-Dade counties (“South Florida”) who have elected to receive benefits under a Humana Medicare Advantage HMO Plan. As of December 31, 2007, the Humana Agreements covered approximately 18,900 Humana Plan Customers in Central Florida and 6,500 Humana Plan Customers in South Florida. Approximately 79.7% of our total 2007 revenue was generated through the Humana Agreements.

We have built our PSN physician network by contracting with primary care physicians for their services and acquiring and operating our own physician practices. As of December 31, 2007, the PSN had contracts in place with thirty-eight independent primary care physician practices (individually an “IPA”) and we own and operate nine primary care physician practices and one medical oncology physician practice (collectively with the IPAs, the “PSN Physicians”).

During 2007, the PSN acquired certain assets of one of our IPAs in the Central Florida market, closed a wholly-owned primary care physician practice in South Florida and opened an additional primary care physician practice in the Central Florida market. In addition, effective December 1, 2007, the PSN assumed the responsibility of managing the health care of approximately 1,000 additional Humana Plan customers in South Florida. These customers were previously being treated at three non PSN Physician practices with five locations in Broward and Palm Beach Counties.

Through our Humana Agreements we have established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout South Florida and Central Florida. See “Business Model - Provider Agreements” for more information regarding the PSN’s relationships with PSN Physicians, specialist physicians, ancillary service providers and hospitals.

Humana directly contracts with the Centers for Medicare and Medicaid Services (“CMS”) and is paid a monthly premium payment for each customer enrolled in a Humana Medicare Advantage Plan. Among other factors, the monthly premium varies by patient, county, age and severity of health status. Pursuant to the Humana Agreements, the PSN provides or arranges for the provision of covered medical services to each Humana Plan Customer who selects one of the PSN Physicians as his or her primary care physician (a “Humana Participating Customer”). In return for the provision of these medical services, the PSN receives from Humana a fee for each Humana Participating Customer. The fee rates are established by the Humana Agreements and comprise a substantial portion of the monthly premiums received by Humana from CMS with respect to Humana Participating Customers.

In Central Florida, our PSN assumes full responsibility for the provision of all necessary medical care for each Humana Participating Customer, even for services we do not provide directly. In South Florida, the PSN and Humana share in the cost of inpatient hospital services and the PSN assumes full responsibility for the provision of all other medical care provided to the Humana Participating Customers.  To the extent the costs of providing such medical care are less than the related premiums received from Humana; our PSN generates a gross profit. Conversely, if medical expenses exceed the premiums received from Humana, our PSN experiences a gross loss.

Effective as of August 1, 2007, the PSN entered into a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc., a Medicare Advantage HMO in Florida. CarePlus Health Plans, Inc. is a wholly-owned subsidiary of Humana. Pursuant to the CarePlus Agreement, the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in nine Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans. The counties covered by the CarePlus Agreement include the South Florida counties in which we provide services to Humana Plan Customers (Palm Beach, Broward and Miami-Dade) as well as Orange, Osceola, Seminole, Pasco, Pinellas and Hillsborough counties. As of December 31, 2007, the CarePlus Agreement covered approximately 76 CarePlus Participating Customers (as defined below).

Under the CarePlus Agreement, with certain limited exceptions, we are precluded from using the PSN Physicians who provide services to the Humana Participating Customers to provide services to CarePlus Participating Customers. Accordingly, the PSN must (i) locate and contract with new IPAs and/or (ii) acquire or establish and operate its own physician practices to service the CarePlus Participating Customers. At December 31, 2007, five IPAs in South Florida and one center we own in South Florida have entered into contracts with the PSN to provide services to the CarePlus Participating Customers.

CarePlus directly contracts with CMS and is paid a monthly premium payment for each customer (each a “CarePlus Plan Customer”) enrolled in a CarePlus Medicare Advantage Plan. Among other things, the monthly premium varies by patient, county, age and severity of health status. Pursuant to the CarePlus Agreement, the PSN provides or arranges for the provision of covered medical services to each CarePlus Plan Customer who selects one of the PSN Physicians as his or her primary care physician (each a “CarePlus Participating Customer”). In return for the provision of these medical services, the PSN receives a monthly network administration fee for each CarePlus Participating Customer. Upon the earlier of the number of CarePlus Participating Customers exceeding 500 in a given calendar month or March 31, 2008, the PSN will begin receiving a fee for each CarePlus Participating Customer and, in connection therewith, the PSN will assume full responsibility for the provision of all necessary medical care for each CarePlus Participating Customer, even for services we do not provide directly.

 Substantially all of our PSN’s revenue is generated from the Humana Agreements. We do receive additional revenue in the medical practices we own and operate by providing primary care services to non-Humana Participating Customers on a fee-for-service basis.

Health Maintenance Organization

We operate the HMO through Metcare Health Plans, Inc., our wholly owned subsidiary that was issued a Health Care Provider Certificate ("HCPC") by Florida's Agency for Health Care Administration ("AHCA") on March 16, 2005. The Department of Financial Services, Office of Insurance Regulation ("OIR") approved the HMO's application and a Certificate of Authority to operate a HMO in the State of Florida (“COA”) on April 22, 2005.

Effective July 1, 2005, the HMO entered into a contract with CMS (the “CMS Contract”) to begin offering Medicare Advantage plans to Medicare beneficiaries in six Florida counties - Lee, Charlotte, Sarasota, Martin, St. Lucie and Okeechobee. The HMO began marketing its "AdvantageCare" branded plan in July 2005. Beginning January 1, 2007, the HMO began to provide services in Polk, Glades, Manatee, Marion, Lake and Sumter. Effective January 1, 2008, the HMO began to operate in Collier County.

The HMO is required to maintain satisfactory minimum net worth requirements established by the Florida State Office of Insurance Regulation. The HMO is restricted from making dividend payments without appropriate regulatory notifications and approvals or to the extent such dividends would put us out of compliance with statutory capital requirements. Additional information regarding our statutory requirements is set forth in Note 15 to the “Notes to Consolidated Financial Statements” contained in this Form 10-K.

We are continuing to evaluate expanding our HMO business into other counties within Florida. We presently do not provide HMO services in the geographic markets covered by the Humana Agreements. We view our HMO business as an extension of our existing core competencies.

The HMO’s revenue is generated by premiums consisting of monthly payments per customer that are established by the CMS Contract through the competitive bidding process. The HMO contracts directly with the Centers for Medicare and Medicaid Services (“CMS”) and is paid a monthly premium payment for each customer enrolled in our Plan. Among other things, the monthly premium varies by patient, county, age and severity of health status. The HMO recorded its first revenue in the third quarter of 2005. See “The Medicare Program and Medicare Managed Care – Competitive Bidding Process.”

Our HMO continues to require a considerable amount of capital. During 2007, we incurred losses before allocated overhead and income taxes of approximately $10.5 million in connection with the development and operation of the HMO. We contributed approximately $14.2 million to the HMO during 2007, including $6.5 million relating to 2006 operations. In addition, we expect to contribute another $1.5 million before March 31, 2008 relating to 2007 operations, to finance the operations and growth of the HMO. We are continuing to commit resources in an effort to increase our HMO customer base. Our future operating results will be impacted by the effectiveness of our sales and marketing efforts in enrolling customers and the HMO's ability to manage medical expenses. We are not in a position to meaningfully estimate when, if ever, the HMO’s business will become profitable and/or generate cash from operations and we may be required to fund the development and expansion of the HMO business, including any associated losses, for an extended period of time. We anticipate that the on-going development efforts, reserve requirements and operating costs for our still developing HMO business can be funded by our current resources and projected cash flows from operations until at least December 31, 2008.

Additional information regarding our PSN and HMO segments for 2007, 2006 and 2005 is set forth in Note 18 to the “Notes to Consolidated Financial Statements” contained in this Form 10-K.

The Medicare Program and Medicare Managed Care

Medicare

The Medicare program has four primary components:

(i)
Part A - Medicare Part A helps cover inpatient hospital, skilled nursing facility, hospice and home health care. Most individuals in the United States are automatically enrolled in Medicare Part A upon reaching the age of 65.

(ii)
Part B - Medicare's Part B is optional and is financed largely by monthly premiums paid by individuals enrolled in the program. Medicare Part B covers almost all reasonable and necessary medical services, including doctors' services, laboratory and x-ray services, durable medical equipment (i.e. wheelchairs, hospital beds), ambulance services, outpatient hospital care, home health care, blood and medical supplies. Individuals are eligible to enroll in Part B if they are entitled to benefits under Part A and meet certain other criteria. Participants often have the Medicare Part B monthly premium automatically deducted from their Social Security check. The monthly Medicare Part B premium, which was $93.50 per month in 2007, increased to $96.40 in 2008. The Medicare Part B annual deductible requirement increased from $131 in 2007 to $135 in 2008. Once the deductible has been met, Medicare Part B generally pays 80% of the Medicare allowable fee schedule and beneficiaries pay the remaining 20%.

(ii)
Part C - Medicare Part C is an alternative to the traditional fee-for-service Medicare program. Initially known as the Medicare+Choice program, the Medicare Modernization Act of 2003 replaced Medicare+Choice with the Medicare Advantage program. Medicare Advantage plans are health plan options offered by managed care companies pursuant to a contractual arrangements with CMS. Each entity offering a Medicare Advantage plan must be licensed and certified as a risk bearing entity eligible to offer health insurance or benefits coverage in each state where the company offers a Medicare Advantage plan. In geographic areas where one or more managed care plans have contracted with CMS pursuant to the Medicare Advantage program, Medicare eligible beneficiaries may choose to receive benefits from managed care plans.

(iii)
Part D - First available in 2006, Medicare Part D permits every Medicare recipient to select a prescription drug plan. Part D permits eligible individuals to choose from at least two prescription drug plans in their geographic area, including a standard coverage plan and an alternative plan with actuarially equivalent benefits. Part D plans cover generic and brand name drugs that are approved by the Food and Drug Administration and used for medically-accepted reasons. Medicare Part D replaces the transitional prescription drug discount program and replaces Medicaid prescription drug coverage for dual-eligible beneficiaries.

Initially, Medicare was offered only on a fee-for-service basis. Under the Medicare fee-for-service payment system, an individual can choose any licensed physician and use the services of any hospital, healthcare provider, or facility certified by Medicare. CMS reimburses providers if Medicare covers the service and CMS considers it “medically necessary.”

Individuals who elect to participate in the Medicare Advantage program receive greater benefits than traditional fee-for-service Medicare beneficiaries, which benefits may include eye exams, hearing aids and routine physical exams. Out-of-pocket costs for the Medicare beneficiary enrolled in a Medicare Advantage Plan may also be lower. However, in exchange for these enhanced benefits, customers are generally required to use only the services and provider networks offered by the customer’s Medicare Advantage Plan. This participation of private health plans in the Medicare Advantage Program under full risk contracts began in the 1980’s and grew to 6.9 million customers in 1999. According to information provided by the Henry J. Kaiser Family Foundation, after a drop to 5.3 million customers in 2003, the number of enrollees in Medicare Advantage plans in the United States has increased to 8.7 million as of June 2007. Also, since 2003, the number of Medicare Advantage plans in the United States has increased from 285 to 602 as of June 2007. Medicare Advantage plans contract with CMS to provide benefits that exceed those offered under the traditional fee-for-service Medicare program by a significant percentage in exchange for a fixed premium payment per customer per month from CMS (the “PCPM”). The monthly premium varies based on the county in which the customer resides, as adjusted to reflect the customer’s demographics and the individual customer’s health status.

The current risk adjusted payment system bases the CMS reimbursement payments on various clinical and demographic factors including, among other things, hospital inpatient diagnoses, additional diagnosis data from ambulatory treatment settings, hospital outpatient department and physician visits, gender, age, and Medicaid eligibility. During 2003, risk adjusted payments accounted for only 10% of Medicare health plan payments, with the remaining 90% being reimbursed in accordance with the traditional demographic rate book. The portion of risk adjusted payments was increased to 30% in 2004, 50%, in 2005, and 75% in 2006, and increased to 100% in 2007 and thereafter. CMS requires that all managed care companies capture, collect, and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. Under this system, the risk adjusted portion of the total CMS payment to the Medicare Advantage plans will equal the local rate set forth in the traditional demographic rate book, adjusted to reflect the plan’s customers average gender, age, and disability demographics.

The Medicare Modernization Act

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, known as the Medicare Modernization Act (“MMA”), signed into law in December 2003, provided sweeping changes to the Medicare program. In part, the MMA established the Medicare Advantage program under Medicare Part C as a replacement for the Medicare+Choice program. In so doing, the MMA revised the payment methodology used to calculate the monthly capitation rates to be paid to Medicare Advantage plans, modifying the minimum increase rate to be the larger of (i) 102% of the previous year’s rate or (ii) the prior year’s rate increased by the Medicare growth percentage. We believe that the changes enacted by the MMA have enabled Medicare Advantage plans to offer more attractive and comprehensive benefits and increase preventive care to its customers, while also reducing out-of-pocket expenses for beneficiaries. We further believe that these changes will encourage increased enrollment in Medicare managed care plans in the upcoming years.

In addition to generally increasing the rates payable to Medicare Advantage plans from CMS, the MMA, among other things, (i) added the Medicare Part D prescription drug benefit beginning in January 2006, (ii) implemented a competitive bidding process for the Medicare Advantage Program and (iii) provided a limited annual enrollment period. The MMA also established regional Medicare Advantage plan offerings on a preferred provider organization (“PPO”) model and private fee-for-service plans, thereby expanding Medicare beneficiary healthcare options, and introduced provisions intended to increase competition among Medicare Advantage plans by establishing cost benchmarks and bonus payments for PPOs entering or remaining in less competitive markets. In addition, the MMA mandates that each Medicare Advantage organization have an on-going quality improvement program to improve the quality of care provided to enrollees.

The MMA made favorable changes to the premium rate calculation methodology and generally provides for program rates that will better reflect the increased cost of medical services provided by managed care organizations to Medicare beneficiaries. CMS has announced that the Medicare Advantage program rates for 2008 are expected to reflect an average increase of 3.5% over 2007.

Medicare Part D

As part of the MMA, effective January 1, 2006, all Medicare beneficiaries are eligible to receive assistance paying for prescription drugs through Medicare Part D.  The drug benefit is not part of the traditional fee-for-service Medicare program, but rather is offered through private insurance plans. Medicare beneficiaries are able to choose and enroll in a prescription drug plan through Medicare Part D.  Prescription drug coverage under Part D is voluntary. Fee-for-service beneficiaries may purchase Part D coverage from a stand-alone prescription drug plan (a “stand-alone PDP”) that is included on a list approved by CMS.

Individuals who are enrolled in a Medicare Advantage that offers drug coverage must receive their drug coverage through their Medicare Advantage prescription drug plan (“MA-PD”) and may not enroll in a stand-alone PDP. For example, Humana Plan Customers and the HMO’s customers were automatically enrolled in their MA-PDs as of January 1, 2006 unless they affirmatively chose to use another provider’s prescription drug coverage. Any customer of a Medicare Advantage Plan that enrolls in a stand-alone PDP is automatically disenrolled from the Medicare Advantage plan altogether, thereby resuming traditional fee-for-service Medicare coverage. Beneficiaries who are eligible for both Medicare and Medicaid, known as dual eligible beneficiaries (discussed in greater detail below), who have not enrolled in a MA-PD or a stand-alone PDP have been automatically enrolled by CMS with approved stand-alone PDPs in their region. Medicare Advantage customers have the right to change drug plans, either MA-PD or stand-alone PDP, one time during the open enrollment period. Dual eligible beneficiaries and other customers qualified for the low-income subsidy may change plans throughout the year.

The Medicare Part D prescription drug benefit is largely subsidized by the federal government and is additionally supported by risk-sharing with the federal government through risk corridors designed to limit the profits or losses of the drug plans and reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for customer demographics and risk factor payments. If the plan bid exceeds the government subsidy the beneficiary is responsible for the difference. The beneficiary is also responsible for co-pays, deductibles and late enrollment penalties, if applicable.

 A “dual-eligible” beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Medicaid, because of economic status. Health plans that serve dual-eligible beneficiaries receive a higher premium from CMS for dual-eligible customers. The additional premium for a dually-eligible beneficiary is based upon the estimated incremental cost CMS incurs, on average, to care for dual-eligible beneficiaries. By managing utilization and implementing disease management programs, many Medicare Advantage plans can profitably care for dually-eligible customers. The MMA provides subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals. Pursuant to the MMA, since January 1, 2006 dual-eligible individuals receive their drug coverage from the Medicare program rather than the Medicaid program. Companies offering stand-alone PDP with bids at or below the regional weighted average bid resulting from the annual bidding process received a pro-rata allocation and automatic enrollment of the dual-eligible beneficiaries within their applicable region.

Competitive Bidding Process

Beginning in 2006, CMS began to use a new rate calculation system for Medicare Advantage plans. The new system is based on a competitive bidding process that allows the federal government to share in any cost savings achieved by Medicare Advantage plans. In general, the statutory payment rate for each county, which is primarily based on CMS’s estimated per beneficiary fee-for-service expenses, has been relabeled as the “benchmark” amount, and local Medicare Advantage plans annually submit bids that reflect the costs they expect to incur in providing the base Medicare Part A and Part B benefits in their applicable service areas.

If the bid is less than the benchmark for that year, Medicare pays the plan its bid amount, as adjusted, based on its customers risk scores plus a rebate equal to 75% of the amount by which the benchmark exceeds the bid, resulting in an annual adjustment in reimbursement rates. Plans must use the rebate to provide beneficiaries with extra benefits, reduced cost sharing, or reduced premiums, including premiums for MA-PDs and other supplemental benefits. CMS has the right to audit the use of these proceeds. The remaining 25% of the excess amount will be retained in the statutory Medicare trust fund. If a Medicare Advantage plan’s bid is greater than the benchmark, the plan will be required to charge a premium to enrollees equal to the difference between the bid amount and the benchmark.

Enrollment Period

Prior to the MMA, Medicare beneficiaries were permitted to enroll in a Medicare managed care plan or change plans at any point during the year. Beginning in 2006, Medicare beneficiaries have defined enrollment periods, similar to commercial plans, in which they can select a Medicare Advantage plan, a stand-alone PDP, or traditional fee-for-service Medicare coverage. The annual enrollment period for a stand alone PDP is from November 15 through December 31 of each year, and enrollment in Medicare Advantage plans will occur from November 15 through March 31 of the subsequent year. Enrollment prior to December 31 will generally be effective as of January 1 of the following year and enrollment on or after January 1 and within the enrollment period is effective the first day of the month following enrollment. After the defined enrollment period ends, generally only seniors turning 65 during the year, Medicare beneficiaries who permanently relocate to another service area, dual-eligible beneficiaries, others who qualify for special needs plans, and employer group retirees will be permitted to enroll in or change health plans during the year. In addition, in certain circumstances, such as the bankruptcy of a health plan, CMS may offer a special election period during which the customers affected are allowed to change plans.

In addition, Congress created a new enrollment period for 2007 and 2008, known as the limited open enrollment period, pursuant to the Tax Relief and Health Care Act of 2006. Pursuant to that Act, an individual enrolled in traditional fee-for-service Medicare may enroll in a Medicare Advantage plan without drug coverage at any time during the year. Enrollment becomes effective the month after the election.

The Florida Medicare Advantage Market

Florida has been a highly attractive, rapidly growing market with a population of over 19 million people in 2008 according to information published by the Office of Economic & Demographic Research of the Florida Legislature in November 2007. The U.S. Census Bureau has projected that Florida, which is now the fourth most populous state, is expected to surpass New York to become the third largest state by 2011. In 2000, Florida’s population of those 65 and older was 2.8 million and is forecast to increase to 3.5 million by 2010 and to almost 5.0 million by 2020.

Behind only California, which has approximately 4.4 million Medicare eligible beneficiaries, Florida has the second largest Medicare population in the U.S. with an estimated 3.1 million Medicare eligible beneficiaries. At December 31, 2007, California’s Medicare Advantage penetration was approximately 33% while Florida’s was 24%. We believe that of the approximate 981,000 and 758,000 Medicare eligible individuals in the counties covered by the Humana Agreements and counties served by our HMO, respectively, approximately 38.1% and 15.0%, respectively, are customers of Medicare Advantage plans.

Medicare Advantage Penetration in Counties Covered By the Humana
Agreement Served By PSN
(CMS data modified January 2008)

Service Area	Medicare Eligibles	Medicare Advantage Penetration	Penetration %
Central Florida	130,077	37,528	28.9%
South Florida	850,671	335,931	39.5%
Total	980,748	373,459	38.1%

Medicare Advantage Penetration in Counties Served By HMO
(Source: CMS Data Modified January 2008)

Service Area	Medicare Eligibles	Medicare Advantage Penetration	Penetration %
Treasure Coast	92,267	15,079	16.3%
Gulf Coast	387,362	50,775	13.1%
Central Florida	278,819	47,861	17.2%
Total	758,448	113,715	15.0%

The Central Florida service area covered by the Humana Agreements with the PSN includes the counties of Flagler and Volusia; the South Florida service area covered by the Humana Agreements includes the counties of Broward, Miami-Dade and Palm Beach.

The Treasure Coast service area for the HMO includes Martin, St. Lucie, Glades and Okeechobee counties; the Gulf Coast service area includes Charlotte, Lee, Manatee, Collier and Sarasota counties. The Central Florida service area includes Polk, Sumter, Lake and Marion counties.

Business Model

Provider Services Network

Our PSN provides and arranges healthcare services to Medicare Advantage beneficiaries who participate in a Medicare Advantage plan through Humana and CarePlus.

Humana Agreements

Pursuant to the Humana Agreements, the PSN provides and arranges for the provision of covered medical services to each Humana Participating Customer. Our Humana Agreement covering the Central Florida area (the “Central Florida Humana Agreement”) is a global risk agreement and our Humana Agreement covering the South Florida area (the “South Florida Humana Agreement”) is a full risk agreement. Pursuant to both Humana Agreements, the PSN receives a capitation fee with respect to each Humana Participating Customer, which fee represents a significant portion of the premium that Humana receives from CMS with respect to that Humana Plan Customer. Under the Central Florida Humana Agreement, the PSN assumes full responsibility for the provision of all necessary medical care for each Humana Participating Customer, even for services we do not provide directly. Under the South Florida Humana Agreement, the PSN and Humana share in the cost of inpatient hospital services and the PSN assumes full responsibility for the provision of all other medical care provided to the Humana Participating Customer. In accordance with the Humana Agreements, we are required to comply with Humana’s general policies and procedures, including Humana’s policies regarding referrals, approvals, utilization management and quality assurance.

The Humana Agreements have one-year terms and renew automatically each December 31 for additional one-year terms unless terminated for cause or upon 180 days’ prior notice. In addition, Humana may immediately terminate either of the Humana Agreements and/or any individual physician credentialed under the Humana Agreements, upon written notice, (i) if the PSN and/or any of the PSN Physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) in the event of one of the PSN physician’s death or incompetence; (iii) if any of the PSN physicians fail to meet Humana’s credentialing criteria; (iv) in accordance with Humana’s policies and procedures as specified in Humana’s manual, (v) if the PSN engages in or acquiesces to any act of bankruptcy, receivership or reorganization; or (vi) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). The PSN and Humana may also each terminate each of the Humana Agreements upon 90 days’ prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other’s material breach of the applicable Humana Agreement.

Humana may provide 30 days notice as to certain amendments or modifications of the Humana Agreements, including but not limited to, compensation rates, covered benefits and other terms and conditions. If Humana exercises its right to amend either of the Humana Agreements, the PSN may object to such amendment within the 30 day notice period. If the PSN objects to such amendment within the requisite time frame, Humana may terminate the applicable Humana Agreement upon 90 days’ written notice.

The Humana Agreements are also subject to changes to the covered benefits that Humana elects to provide to Humana Plan Customers and other terms and conditions.

For the term of the Central Florida Humana Agreement:

•
Humana has agreed that it will not, with the exception of one existing service provider, enter into any new global risk agreements for Humana’s Medicare Advantage HMO products in the Central Florida area; and

•
The PSN has agreed that it will not enter into any global, full or limited risk contracts with respect to Medicare Advantage customers with any non-Humana Medicare Advantage HMO or provider sponsored organization in the Florida counties in which Humana has a Medicare Advantage contract.

In addition, for the term plus one year for each of the Humana Agreements, we have agreed that the PSN and its affiliated providers will not, directly or indirectly, engage in any activities which are in competition with Humana’s health insurance, HMO or benefit plans business, including obtaining a license to become a managed health care plan offering HMO or point of service (“POS”) products, or (ii) acquire, manage, establish or have any direct or indirect interest in any provider sponsored organization or network for the purpose of administering, developing, implementing or selling government sponsored health insurance or benefit plans, including Medicare and Medicaid, or (iii) contract or affiliate with another licensed managed care organization, where the purpose of such affiliation is to offer and sponsor a HMO or POS products and where the PSN and/or its affiliated providers obtain an ownership interest in the HMO or POS products to be marketed, and (iv) enter into agreements with other managed care entities, insurance companies or provider sponsored networks for the provision of healthcare services to Medicare HMO, Medicare POS and/or other Medicare replacement patients at the same office sites or within five miles of the office sites where services are provided to the Humana Plan Customers.

CarePlus Agreement

Under the CarePlus Agreement, the PSN will provide, on a non-exclusive basis, healthcare services to Medicare beneficiaries in nine Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans. With certain limited exceptions, the PSN Physicians who provide services to the Humana Participating Customers are precluded from providing services to CarePlus Participating Customers. Accordingly, the PSN must (i) locate and contract with new IPAs and/or (ii) acquire or establish and operate its own physician practices to service the CarePlus Participating Customers. At December 31, 2007, five IPAs in South Florida and one center we own in South Florida, have contracts to provide services to the CarePlus Participating Customers.

CarePlus directly contracts with CMS and is paid a monthly premium payment for each CarePlus Participating Customer. Among other things, the monthly premium varies by patient, county, age and severity of health status. Pursuant to the CarePlus Agreement, the PSN provides or arranges for the provision of covered medical services to each CarePlus Plan Customer who selects one of the PSN Physicians as his or her primary care physician. In return for the provision of these medical services, the PSN receives a monthly network administration fee for each CarePlus Participating Customer. Upon the earlier of the number of CarePlus Participating Customers exceeding 500 in a given calendar month or March 31, 2008, the PSN will begin receiving a capitation fee for each CarePlus Participating Customer and, in connection therewith, the PSN will assume full responsibility for the provision of all necessary medical care for each CarePlus Participating Customer, even for services we do not provide directly.

Provider Agreements

At December 31, 2007, the PSN has contracts with thirty-eight IPAs. Contracts with twenty-three of these IPAs provide for payment on a fixed per customer per month amount and require the providers to provide all the necessary primary care medical services to Humana Participating Customers. The monthly amount is negotiated and is subject to change based on certain quality metrics under the PSN’s Partners In Quality (“PIQ”) program, a proprietary care management model that we implemented in 2002. The contracts with the other fifteen IPAs provide for payments on a fee for service basis, pursuant to which the provider is paid only for the services provided.

PIQ is a “pay for performance” program that measures performance based on quality metrics including patient satisfaction, disease state management of high-risk, chronically ill patients, frequency of physician-patient encounters, and enhanced medical record documentation. Management believes that the PIQ program differentiates our PSN from other PSNs or Management Service Organizations (“MSOs”).

The contracts with our IPAs generally have one-year terms and renew automatically for one-year periods unless either party provides written notice at least 120 days prior to the end of the term. The IPA providers, during the term of their contract with the PSN, and for a period of six months after the expiration or termination of such contract, are generally prohibited from participating in any other PSN, HMO or other agreement which contracts directly or indirectly with the Medicare or Medicaid Program on a capitated or risk basis. The IPA providers are further prohibited during the term and for a period of six months after the expiration of the terms from encouraging or soliciting the Humana Participating Customers to change their primary care provider, disenroll from their health plan, or leave the PSN’s network.

The PSN has established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout the South Florida and Central Florida areas that are under contract with Humana. These providers have contracted with Humana to deliver services to our PSN patients based on certain fee schedules and care requirements. Specialist physicians, ancillary service providers and hospitals are generally paid on a contractual fee-for-service basis. Certain specialist physicians dealing with a high volume of cases are paid on a capitated basis.

Claims Processing

The PSN does not pay or process any of the payments to its providers. Pursuant to the Humana Agreements, Humana, among other things, processes claims received from providers, makes a determination whether and to what extent to allow such claims and makes payments for covered services rendered to Humana Participating Customers using Humana's claims processing policies, procedures and guidelines. Humana provides notice to the PSN upon qualification of a claim and we have the opportunity within seven days of receipt of a claim to review such claim and approve, deny or modify the claim, as appropriate. Humana provides the PSN with electronic data and reports on a monthly basis which are maintained on a server system at our executive offices. We statistically evaluate the data provided by Humana for a variety of factors including the number of customers assigned to the PSN, the reasonableness of revenue paid to us and the claims paid on our behalf. We also regularly monitor and measure Humana’s estimates of claims incurred but not yet reported.

The PSN’s claims suspense staff seeks to identify and correct non-qualifying claims prior to payment. After payments are made by Humana, the PSN’s contestation staff is responsible for reviewing paid claims, identifying errors and seeking recoveries.

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

PSN Growth Strategy

Our growth strategy for the PSN includes, among other things:

•	Increasing the volume of patients treated by the PSN Physicians through enhanced marketing efforts;

•	selectively expanding the PSN’s network of providers to include additional physician practices within its existing geographic markets;

•	acquiring existing physician practices; and

•	acquiring other medical service organizations with Humana or CarePlus contracts.

Increasing Patient Volume

We believe the PSN’s existing network of providers has the capacity to care for additional Humana Plan Customers and could realize certain additional economies of scale if the number of Humana Plan Customers utilizing the network increased. We seek to increase the number of patients using the PSN network through the general marketing efforts of Humana and through our own targeted marketing efforts towards Medicare eligible patients.

Selectively Expanding Its Network of Physician Practices Including Acquisition of Existing Physician Practices or Other Medical Services Organizations

Within our existing geographic markets, we are seeking to add additional physician practices to the PSN’s existing network either through acquisition, start up or affiliation with a current PSN Physician or medical service organization. We identify and select opportunities based in large part on the following broad criteria:

•	a history of profitable operations or a perceived synergy such as opportunities for economies of scale through a consolidation of management or service provision functions;

•	a geographic proximity to underserved areas within our service regions; and

•	a geographic proximity to our current operations.

PSN Competition

We believe that there are at least 7 and 20 Medicare Advantage plans in the Central Florida and South Florida markets, respectively. It is our understanding that as of December 2007 Humana has enrolled in its Medicare Advantage Plans approximately 50% and 39% of the persons enrolled in Medicare Advantage Plans in Central Florida and South Florida, respectively. We also believe that through our PSN Physicians we provide medical services to approximately 90% and 5% of the Humana Plan Customers in the Central Florida and South Florida markets, respectively.

Some of our direct competitors in the PSN industry, all of which are based and operating in Florida, are Continucare Corporation, MCCI, Primary Care Associates, Inc., and Island Doctors. We believe that Continucare Corporation, MCCI, and Primary Care Associates, Inc. provide PSN services to Humana in South Florida and Island Doctors provides PSN services to Humana in Central Florida. See “RISK FACTORS - Our Industry is Already Very Competitive…”

Health Maintenance Organization

Effective January 1, 2008, the HMO was offering its Medicare Advantage health plan in thirteen Florida counties. Our Medicare Advantage plan covers Medicare eligible customers who reside at least six months or more in the service area and offers more expansive benefits than those offered under the traditional Medicare fee-for-service plan. Through our Medicare Advantage Plan, we have the flexibility to offer benefits not covered under traditional fee-for-service Medicare. These benefits are designed to be attractive to seniors and include prescription drug benefits, eye glasses, hearing aids, dental care, over-the-counter drug plans and health club memberships. In addition we offer a “special needs” zero premium, zero co-payment plan to dual-eligible individuals in our markets.

During 2007, the HMO’s Medicare Advantage customers did not pay a monthly premium. In some cases, the HMO customers are subject to co-payments and deductibles, depending upon the market and benefit. Except in limited cases, including emergencies, our HMO customers are required to use primary care physicians within the HMO’s network of providers and generally must receive referrals from their primary care physician in order to see a specialist or ancillary providers.

Pursuant to the CMS Contract, the HMO has agreed to provide services to Medicare beneficiaries pursuant to the Medicare Advantage program. Under the CMS Contract, CMS pays the HMO a capitation payment based on the number of customers enrolled, which payment is adjusted for demographic and health risk factors. Inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs are also considered in the calculation of the fixed capitation payment by CMS. The initial term of the CMS Contract has been renewed to December 31, 2008 and is subject to annual renewal at the election of CMS. Amounts payable under the CMS Contract are subject to annual revision by CMS. Pursuant to the CMS Contract, the HMO is required to comply with federal Medicare laws and regulations and the CMS contract is subject to termination by CMS in the event of the HMO’s noncompliance.

The amount of premiums we receive for each Medicare customer is established by the CMS Contract through the competitive bidding process. The premium varies according to various demographic factors, including the customer’s geographic location, age, and gender, and is further adjusted based on our plans’ average risk scores. In addition to the premiums paid to us, the CMS Contract regulates, among other matters, benefits provided, quality assurance procedures, and marketing and advertising for our Medicare products.

To successfully operate the HMO, we believe we will have to continue our development and enhancement of the following capabilities, among others: medical management, sales and marketing, customer service and regulatory compliance. No assurances can be given that we will be successful in operating this segment of our business despite our allocation of a substantial amount of resources for this purpose. If the HMO does not develop as anticipated or planned, we may have to devote additional managerial and/or capital resources to the HMO, which could limit our ability to manage and/or grow the PSN. There can be no assurances that, if for any reason, we elect to discontinue the HMO business and/or seek to sell such business, we will be able to fully recoup our expenditures to date with respect to the HMO business.

Medical Health Services Management and Provider Networks

One of our primary goals is to arrange for high quality healthcare services for our HMO customers. To achieve our goal of ensuring high quality, cost-effective healthcare, we have established various quality, disease and utilization management programs.

The disease management programs are focused on prevention and care and are designed to support the coordination of healthcare intervention, physician/patient relationships and plans of care, preventive care, and patient empowerment with the goal of improving the quality of patient care and controlling related costs. These disease management programs are focused primarily on high-risk patient management and the treatment of our chronically ill customers and are designed to efficiently treat patients with specific high risk or chronic conditions such as coronary artery disease, congestive heart failure, diabetes, asthma related conditions, and certain other conditions. In addition to internal disease management efforts, the HMO has engaged disease management companies to educate customers on chronic medical conditions, help them comply with medication regimens, and counsel customers on healthy lifestyles.

We also have implemented utilization and case management programs to seek to provide more efficient and effective use of healthcare services by our HMO customers. The case management programs are designed to improve outcomes for customers with chronic conditions through standardization, proactive management, coordinating fragmented healthcare systems to reduce duplication, and improve collaboration with physicians. These programs monitor hospitalization, coordinate care, and ensure timely discharge from the hospital. In addition, the HMO uses internal case management programs and contracts with other third parties to manage severely and chronically ill patients. The HMO utilizes on-site critical care intensivists, hospitalists and concurrent review nurses, who manage the appropriate times for outpatient care, hospitalization, rehabilitation or home care.

Additionally, we internally monitor and evaluate, and seek to enhance, the performance of the HMO providers. Our related programs include:

•	review of utilization of preventive measures and disease/case management resources and related outcomes;

•	customer satisfaction surveys;

•	review of grievances and appeals by customers and providers;

•	orientation visits to, and site audits of, select providers;

•	ongoing provider and customer education programs; and

•	medical record audits.

As more fully described below under “Provider Arrangements and Payment Methods,” the HMO’s reimbursement methods are also designed to encourage providers to utilize preventive care, and the disease and case management services in an effort to improve clinical outcomes.

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

In our efforts to improve the quality and cost-effectiveness of heath care for our HMO customers, we continue to refine and develop new methods of medical management and physician engagement. Two such initiatives are currently underway; the acute care system and post-discharge recovery plan. These initiatives focus on timely outreach and close monitoring of customers identified as high-risk or clinically unstable and the development of a comprehensive recovery plan to stabilize those types of customers.

Generally, the HMO contracts for pharmacy services through an unrelated pharmacy benefits manager, or PBM, who is reimbursed at a discount to the “average wholesale price” for the provision of covered outpatient drugs. In addition, the HMO is entitled to share in the PBM’s rebates based on pharmacy utilization relating to certain qualifying medications.

We strive to be the preferred Medicare Advantage partner for providers in each market the HMO serves. In addition to risk-sharing and other incentive-based financial arrangements, we seek to promote a provider-friendly relationship by paying claims promptly, providing periodic performance and efficiency evaluations, providing convenient, web-based access to eligibility data and other information, and encouraging provider input on plan benefits. We also emphasize quality assurance and compliance by periodically reviewing our HMO’s networks and providers. By fostering a collaborative, interactive relationship with our providers, we are better able to gather data relevant to improving the health of our customers.

Provider Arrangements and Payment Methods

Our HMO has primarily structured its non-exclusive provider contracts on a fee-for-service basis. We may also supplement provider payments with incentive arrangements based, in general, on the quality of healthcare delivery. For example, as an incentive to encourage our providers to deliver high quality care for their patients and assist us with our quality assurance and medical management programs, we seek to implement incentive arrangements whereby we compensate our providers for “quality performance,” for specified preventive health services and additional payments for providing specified encounter data on a timely basis. We also seek to implement financial incentives relating to other operational matters where appropriate.

In some cases, particularly with respect to contracts between hospitals or health care systems and our HMO, we may be at risk for medical expenses above and beyond a negotiated amount (a so-called “stop loss” provision), which amount is typically calculated by reference to a percentage of billed charges, in some cases back to the first dollar of medical expense. In the case of a Medicare patient who is admitted to a non-contracting hospital, we are only obligated to pay the amount that the hospital would have received from CMS under traditional fee-for-service Medicare.

We believe our incentive arrangements with physicians help to align their interests with those of the HMO and with those of our customers by improving both clinical and financial outcomes. We will continue to seek to implement these arrangements where possible in our HMO’s existing and new service areas.

Management Services

The HMO has engaged a third party service provider, HF Administrative Services, Inc. (“HFAS”), to provide various administrative and management services, including, but not limited to, claims processing and adjudication, certain management information services, and customer services pursuant to the terms of an Administrative Services Agreement (the “Services Agreement”).

The HMO compensates HFAS for its management services based upon the number of customers enrolled in the HMO, subject to various monthly minimum payments. The minimum monthly fee was $25,000 per month through July 2007 which increased to $60,000 per month for the remaining term of the Services Agreement. In addition, HFAS is compensated for providing additional programming services on an hourly basis. The initial term of the Services Agreement is for five years ending on June 30, 2010. Thereafter, the Services Agreement is automatically renewable for additional one-year terms unless terminated by either party for any reason upon 180 days notice. During 2007 and 2006, we paid an aggregate of $1.2 million and $751,000 to HFAS for services in accordance with the Services Agreement.

Pursuant to the Services Agreements, HFAS verifies claims by the HMO’s affiliated providers against the HMO’s policies regarding customer eligibility, benefits, referrals and pre-authorizations and makes a determination whether and to what extent to allow such claims using the HMO’s guidelines. HFAS provides notice to the HMO of claim denials. The HMO has the right and responsibility within three business days of receipt of a claim denial to independently review such claim and approve, deny or modify the claim, as appropriate. The HMO has access to the management information systems provided and maintained by HFAS for its benefit. In addition, HFAS is required under the Services Agreement to provide the HMO with reports and information regarding claim adjudication.

Either party may terminate the Services Agreement upon prior written notice (with a 30 day opportunity to cure) in the event of the other’s material breach of the Services Agreement in any manner, including but not limited to, the HMO’s failure to maintain sufficient funds in order for HFAS to pay claims, or in the event the HMO engages in or acquiesce to any act of bankruptcy, receivership or reorganization or in the event either party fails to secure any license, government approval or exemption required by law. See “RISK FACTORS - We Depend on Third Parties to Provide Us Crucial Information and Data.”

Sales and Marketing Programs

As of December 31, 2007, the HMO’s sales force consists of internally licensed sales employees and third party agents. The third party agents are compensated on a commission basis. Medicare Advantage enrollment is generally an individual decision made by the customer. Our sales and marketing programs are tailored to each of our local service areas and are designed with the goal of educating, attracting, and retaining customers and providers. We regularly participate in local community health fairs and events, and seek to become involved with local senior citizen organizations to promote our products and the benefits of preventive care. In addition, the HMO’s sales agents and representatives focus their efforts on in-person contacts with potential enrollees. The HMO’s marketing efforts also utilize direct mail and print advertising.

Medicare Advantage sales and marketing activities are heavily regulated by CMS and other governmental agencies. For example, CMS has oversight over all marketing materials used by Medicare Advantage plans and imposes advance approval requirements with respect to marketing materials. Our sales activities are limited to activities such as conveying information regarding the benefits of preventive care, describing the operations of managed care plans, and providing information about eligibility requirements. The activities of our sales agents and third-party brokers are also heavily regulated.

Prior to 2006, Medicare beneficiaries could enroll in or change health plans at any time during the year. Commencing in 2006, Medicare beneficiaries have a limited annual enrollment period during which they can choose between a Medicare Advantage plan and traditional fee-for-service Medicare. After this annual enrollment period ends, generally only seniors turning 65 during the year, dual-eligible beneficiaries, Low-Income Subsidy beneficiaries, others who qualify for special needs plans, Medicare beneficiaries permanently relocating to another service area, and employer group retirees will be permitted to enroll in or change health plans. See “Industry - The Medicare Modernization Act - Enrollment Period.”

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

HMO Competition

The Medicare Advantage market is highly competitive. The recent changes in Medicare reimbursement have resulted in and may continue to result in new plans entering the market or existing plans expanding into new markets or increasing sales and marketing efforts. These changes may also result in the development of different models, such as Preferred Provider Organizations that could impact the growth of the HMO. There are a number of Medicare Advantage plans being offered to Medicare beneficiaries in the thirteen Florida counties where the HMO operates including plans being offered by Coventry Health Care, Well Care Health Plans, Universal Healthcare and Quality Health Plan. As of January 1, 2007, we estimate that we have enrolled approximately .9% of the Medicare eligible customers in the counties served by the HMO. See “RISK FACTORS - Our Industry is Already Very Competitive…”

We believe that our HMO has certain strengths which make it competitive within the markets we serve including, but not limited to:

•	Our strong network of physicians and hospitals that provide medical care to our customers.

•	Our management experience in non urban Florida counties.

•	Our Partners-In-Quality program which rewards physicians for providing quality care to our customers.

Insurance

We rely upon insurance to protect us from many business risks, including medical malpractice, errors and omissions and certain significantly higher than average customer medical expenses. For example, to mitigate our exposure to high cost medical claims, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  Our deductible per customer per year was $125,000 for the HMO for the first 6 months of 2007 and $150,000 thereafter, with a maximum benefit per customer per policy period of $1,000,000. For the PSN the deductibles for 2007 were $40,000 in South Florida and $140,000 in Central Florida, with a maximum benefit per customer per policy period of $1,000,000. The deductible for the PSN increased to $200,000 in Central Florida as of January 1, 2008. Although we maintain insurance of the types and in the amounts that we believe are reasonable, there can be no assurances that the insurance policies maintained by us will insulate us from material expenses and/or losses in the future. See "RISK FACTORS - Claims Relating to Medical Malpractice and Other Litigation...."

Employees

As of December 31, 2007, we had 199 full-time employees, 19 of which are on the corporate staff at our executive offices and 119 and 61 are employed by the PSN and the HMO, respectively. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our employee relations to be good.

Government Regulation

Our businesses are regulated by the federal government and the State of Florida. The laws and regulations governing our operations are generally intended for the benefit of health plan customers and providers. These laws and regulations, along with the terms of our contracts, regulate how we do business, what services we offer, and how we interact with Humana Participating Customers, CarePlus Participating Customers, HMO customers, affiliated providers and the public. The government agencies administering these laws and regulations have broad latitude to enforce them. We are subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations.

We believe that we are in material compliance with all government regulations applicable to our business. We further believe that we have implemented reasonable systems and procedures to assist us in maintaining compliance with such regulations. Nonetheless, we face a variety of regulatory related risks. See “Risk Factors - Reductions in Government Funding…”, “-The MMA Will Materially Impact Our Operations…”, “CMS Risk Adjustment Payment System…”, “Our Business Activities Are Highly Regulated…”, “The Healthcare Industry is Highly Regulated…”, “If the HMO Is Required to Maintain Higher Statutory Capital Levels…” and “We Are Required to Comply with Laws…”

A summary of material aspects of the government regulations to which we are subject is set forth below.

Federal and State Reimbursement Regulation

Our operations are affected on a day-to-day basis by numerous legislative, regulatory and industry-imposed operational and financial requirements, which are administered by a variety of federal and state governmental agencies as well as by self-regulating associations and commercial medical insurance reimbursement programs.

Federal “Fraud and Abuse” Laws and Regulations

Health care fraud and abuse laws at the federal and state levels regulate both the provision of services to government program beneficiaries and the submission of claims for services rendered to such beneficiaries. Individuals and organizations can be punished for submitting claims for services that were not provided, not medically necessary, provided by an improper person, accompanied by an illegal inducement to utilize or refrain from utilizing a service or product, or billed in a manner that does not comply with applicable government requirements. Federal and state governments have a range of criminal, civil and administrative sanctions available to penalize and remediate health care fraud and abuse, including recovery of amounts improperly paid, imprisonment, exclusion from participation in the Medicare/Medicaid programs, civil monetary penalties and suspension of payments. Fraud and abuse claims may be initiated and prosecuted by one or more government entities and/or private individuals, and more than one of the available penalties may be imposed for each violation.

Laws governing fraud and abuse apply to virtually all health care providers (including the PSN Physicians and other physicians employed or otherwise engaged by the HMO or the PSN) and the entities with which a health care provider does business. Many of these laws cover health care plans like the HMO and the PSN.

Federal Anti-Kickback Law

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

Physician Incentive Plan Regulations

CMS has promulgated regulations that prohibit health plans with Medicare contracts from making any direct or indirect payment to physicians or other providers as an inducement to reduce or limit medically necessary services to a Medicare beneficiary. These regulations also impose disclosure, patient satisfaction monitoring and other requirements relating to physician incentive plans including requirements that govern incentive plans involving bonuses or withholdings that could result in a physician being at “substantial financial risk” as defined in Medicare regulations.

Federal False Claims Act

We are subject to a number of laws that regulate the presentation of false claims or the submission of false information to the federal government. For example, the federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person or entity whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The federal government has taken the position that claims presented in violation of the federal Anti-Kickback Law may be considered a violation of the federal False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim. In addition to suits filed by the government, a special provision under the False Claims Act allows a private individual (e.g., a “whistleblower” such as a disgruntled former employee, competitor or patient) to bring an action under the False Claims Act on behalf of the government alleging that an entity has defrauded the federal government and permits the whistleblower to share in any settlement or judgment that may result from that lawsuit.

Florida Fraud and Abuse Regulations

Florida enacted “The Patient Brokering Act” which imposes criminal penalties, including jail terms and fines, for receiving or paying any commission, bonus, rebate, kickback, or bribe, directly or indirectly in cash or in kind, or engage in any split-fee arrangement, in any form whatsoever, to induce the referral of patients or patronage from a healthcare provider or healthcare facility. The Florida statutory provisions regulating the practice of medicine include similar language as grounds for disciplinary action against a physician.

Restrictions on Physician Referrals

Federal regulations under the Social Security Act that restrict physician referrals to health care entities with which they have financial relationships (commonly referred to as the “Stark Law”) prohibit certain patient referrals by physicians. Specifically, the Stark Law prohibits a physician, or an immediate family customer, who has a financial relationship with a health care entity, from referring Medicare patients with limited exceptions, to that entity for certain “designated health services”. A financial relationship is defined to include an ownership or investment in, or a compensation relationship with, a health care entity. The Stark Law also prohibits a health care entity receiving a prohibited referral from billing the Medicare or Medicaid programs for any services rendered to a patient as a result of the prohibited referral. The Stark Law contains certain exceptions that protect parties from liability if the parties comply with all of the requirements of the applicable exception. The sanctions under the Stark Law include denial and refund of payments, civil monetary penalties and exclusions from participation in the Medicare programs.

Since the Stark Law’s enactment, the law and its associated regulations have been the subject of substantial administrative rulemaking by CMS. The most recent guidance was issued in September of 2007, with an effective date of December 4, 2007, and, like CMS’s previous interpretative documents, substantially altered the generally understood meanings of the Stark Law and, more importantly, certain of the regulatory exceptions, in some cases making impermissible arrangements that were previously thought to be safely within the scope of a Stark Law exception.

Privacy Laws

The privacy, security and transmission of health information is subject to federal and state laws and regulations, including the Healthcare Insurance Portability and Accountability Act of 1996 (“HIPAA”). Final regulations with respect to the privacy of certain individually identifiable health information (the “Protected Health Information”) became effective in April 2003 (the “Privacy Rule”). The Privacy Rule specifies authorized or required uses and disclosures of the Protected Health Information, as well as the rights patients have with respect to their health information. HIPAA also provides that to the extent that state laws impose stricter privacy standards than the HIPAA privacy rule, such standards are not preempted, requiring compliance with any stricter state privacy law. In addition, in October 2002, the electronic data standards regulations under HIPAA became effective. The final HIPAA security rule became effective in February 2003, and established security standards with respect to Protected Health Information transmitted or maintained electronically. These regulations establish uniform standards relating to data reporting, formatting, and coding that certain health care providers must use when conducting certain transactions involving health information.

HIPAA added a new provision to an existing criminal statute that prohibits the knowing and willful falsification or concealment of a material fact or the making of a materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. HIPAA established criminal sanctions for health care fraud and applies to all health care benefit programs, whether public or private.

Clinic Licensure

AHCA requires us to license each of our physician practices individually as health care clinics. Each physician practice must renew its health care clinic licensure biennially.

Occupational Safety and Health Administration (“OSHA”)

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

State Regulation

The HMO is subject to the rules, regulations and oversight by the OIR and AHCA in the areas of licensing and solvency. The HMO files reports with these state agencies describing its capital structure, ownership, financial condition, certain inter-company transactions and business operations. It also is generally required to demonstrate, among other things, that it has an adequate provider network, that its systems are capable of processing provider’s claims in a timely fashion and of collecting and analyzing the information needed to manage their business. State regulations also require the prior approval or notice of acquisitions or similar transactions involving a HMO, and of certain transactions between a HMO and its parent or affiliated entities or persons. Generally, HMOs are limited in their ability to pay dividends to their stockholders.

The HMO is required to maintain a minimum level of statutory capital. These requirements assess the capital adequacy of a HMO based upon investment asset risks, insurance risks, interest rate risks and other risks associated with its business to determine the amount of statutory capital believed to be required to support the HMO’s business. If the HMO’s statutory capital level falls below certain required capital levels, it may be required to submit a capital corrective plan to the state office of Insurance Regulation, and at certain levels may be subjected to regulatory orders, including regulatory control through rehabilitation or liquidation proceedings.

Our Executive Officers

Set forth below are: (1) the names and ages of our executive officers at March 1, 2008, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Age	Position

Michael M. Earley	52	Chairman and Chief Executive Officer

Robert J. Sabo, CPA	57	Chief Financial Officer

Jose A. Guethon, M.D.	45	President of PSN

Roberto L. Palenzuela, Esq.	44	General Counsel and Secretary

MICHAEL M. EARLEY has served as our Chairman and Chief Executive Officer since March 2003 and was appointed Chairman of the Board in September 2004. He previously served as a member on our Board of Directors from June 2000 to December 2002. From January 2002 until February 2003, Mr. Earley was self-employed as a corporate consultant. Previously, from January 2000 through December 2002, he served as Chief Executive Officer of Collins Associates, an institutional money management firm. From 1997 through December 1999, Mr. Earley served as Chief Executive Officer of Triton Group Management, a corporate consulting firm. From 1986 to 1997, he served in a number of senior management roles, including CEO and CFO of Intermark, Inc. and Triton Group Ltd., both publicly traded diversified holding companies and from 1978 to 1983, he was an audit and tax staff member of Ernst & Whinney. From 2002 until its sale in 2006, Mr. Earley served as a director and member of the audit committee of MPower Communications, a publicly traded telecommunications company. Mr. Earley received his undergraduate degrees in Accounting and Business Administration from the University of San Diego.

ROBERT J. SABO, C.P.A. has served as our Chief Financial Officer since November 15, 2006. Mr. Sabo has over 35 years of financial expertise focused substantially in the Florida healthcare industry. From November 2003 to October 2006, he was the Chief Financial Officer of Hospital Partners of America, LLC, a privately held North Carolina healthcare services and hospital partnership company, where his duties included the day to day financial operations of the organization as well the company’s significant business development and merger and acquisition work. He began his career as a CPA in South Florida with Ernst & Young in 1972, and was admitted to the partnership in 1984, with his most recent responsibility from January 1999 until June 2003 was as Market Leader of the Health Science Practice of the Carolinas. Mr. Sabo graduated with a B.B.A. in Accounting from the University of Miami. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

JOSE A. GUETHON, M.D. has served as President of the PSN since January 2006. Dr. Guethon initially joined us in October 2001 and has served in a variety of positions, including as Medical Director and Staff Physician from October 2001 through June 2004, as Senior Vice President of Utilization and Quality Improvement from June 2004 through January 2005 and as Chief Medical Officer of our HMO from January 2005 through December 2005. Dr. Guethon has approximately 15 years of healthcare experience both in clinical and administrative medicine, and is board-certified in family practice. Prior to joining us, Dr. Guethon served as the Regional Medical Director for JSA Healthcare Corporation, a provider service network located in Tampa, Florida from April 2001 through October 2001 and as the Medical Director of Humana’s Orlando market operations from April 1998 through April 2001. Dr. Guethon earned his undergraduate degree from the University of Miami, his doctorate in medicine degree from the University of South Florida College of Medicine, and completed an MBA program at Tampa College.

ROBERTO L. PALENZUELA, ESQ. has served as General Counsel and Secretary since March 2004. Prior to joining us, Mr. Palenzuela served as General Counsel and Secretary of Continucare Corporation, a publicly traded primary care physician services company, from May 2002 through March 2004. From 1994 to 2002, Mr. Palenzuela served as an officer and director of Community Health Plan of the Rockies, Inc., a privately owned health maintenance organization based in Denver, Colorado. Community Health Plan of the Rockies, Inc. filed for protection under Chapter 11 of the federal bankruptcy laws on November 15, 2002, and was released from Chapter 11 on December 16, 2002. From March 1999 through June 2001, Mr. Palenzuela served as General Counsel of Universal Rehabilitation Centers of America, Inc. (n/k/a Universal Medical Concepts, Inc.), a privately owned physician practice management company. Mr. Palenzuela received his Bachelors Degree in Business Administration from the University of Miami in 1985 and his law degree from the University of Miami School of Law in 1988.

ITEM 1A. RISK FACTORS

Our Operations are Dependent on Humana, Inc.

The PSN currently derives, and expects to continue to derive, substantially all of its revenue from its Humana Agreements which provide for the receipt of capitation fees. For the twelve months ended December 31, 2007, approximately 99.4% of the PSN total revenue and 79.7% of our consolidated revenue was obtained through these Humana Agreements. Humana may immediately terminate either of the Humana Agreements and/or any individual physician credentialed under the Humana Agreements upon the occurrence of certain events. Humana may also amend the material terms of the Humana Agreements under certain circumstances. See “ITEM 1. BUSINESS - Humana Agreements” for a detailed discussion of the Humana Agreements.

Failure to maintain the Humana Agreements on favorable terms, for any reason, would adversely affect our results of operations and financial condition. A material decline in enrollees in Humana’s Medicare Advantage program could also have a material adverse effect on our results of operation.

There Can be No Assurance that We Will be Successful in Our Operation of the HMO.

Although we have operated as a risk provider since 1997, we have only operated the HMO since July 1, 2005. While the HMO's business has continued to grow, such growth has required and is expected to continue to require a considerable amount of capital. In the year ended December 31, 2007, the HMO's business generated a $10.5 million segment loss before allocated overhead and income taxes. We contributed approximately $14.2 million to the HMO during 2007, including $6.5 million relating to the HMO’s operations in 2006. In addition, we will contribute another $1.5 million by March 31, 2008 to fund the 2007 operations and growth. We project that in 2008, the HMO's business will continue to generate a loss before allocated overhead and income taxes. The HMO’s actual cash needs and losses for 2008 are expected to be strongly influenced by, among other things, the HMO’s membership levels and medical expense utilization rates as wells as the cost and effectiveness of various marketing programs we may undertake. We are not in a position to meaningfully estimate when, if ever, the HMO's business will become profitable and/or generate cash from operations, and we may be required to fund the development and expansion of the HMO business, including any associated losses, for an extended period of time. Nonetheless, we anticipate that the on-going development efforts, reserve requirements and operating costs for our still developing HMO business can be funded by our current resources and projected cash flows from operations until at least December 31, 2008.

To successfully operate the HMO, we believe we will need to continue to implement measures to reduce the HMO’s medical expenses and other operating costs as a percentage of revenue and continue to develop and enhance the following capabilities, among others: sales and marketing, medical management, customer service and regulatory compliance. No assurances can be given that we will be successful in such endeavors or in operating this segment of our business despite our allocation of a substantial amount of resources for this purpose.

If the HMO does not develop as anticipated or planned, we would likely explore strategic alternatives for the business and/or devote additional managerial and/or capital resources to the HMO. There can be no assurances that, if for any reason, we elect to discontinue the HMO business and/or seek to sell such business, we will be able to fully recoup our expenditures to date with respect to the HMO business.

The failure of the HMO to develop and perform as projected could also limit our ability to manage and/or grow the PSN. Most of our senior management team provides management, support and assistance to both the HMO and the PSN. To the extent one business consumes a higher than anticipated amount of our executive resources, the other business could suffer.

In our contract with CMS we commit to provide various healthcare services for a year long period and we must notify CMS by June if we intend not to renew a contract term that commences in January. Accordingly, even if we deemed it economically necessary or desirable to scale back or discontinue operations in one or more HMO service areas, our financial and service commitments to CMS and our customers might preclude us from doing so at the desired date, which would likely increase our losses associated with such service area. Moreover, we believe there are certain inherent economies of scale associated with our business. Accordingly, any individual decision to scale back or discontinue operations in even part of one service area could have a disproportionately large negative effect on our results of operations.

Because we must elect whether or not to renew our contracts with CMS approximately six months before a service period commences, our ability to accurately project the results of future operations for at least 18 months is very important. Because of the short history of the HMO, it is difficult to accurately make long term projections regarding the HMO business. We have found it difficult to precisely budget our customer growth and medical expenses. Although we have implemented a strategy to improve our ability to reduce these planning impediments, we recognize that they may remain significant obstacles to our ability to project the results of the HMO business.

Because Most of Our Revenue Is Established by Contract and Cannot Be Modified During the Contract Terms, Our Operating Margins Could be Negatively Impacted if We Are Unable to Manage Our Medical Expenses Effectively.

The Humana Agreements and the CMS Contract are risk agreements under which we receive monthly payments for each Humana Participating Customer and each customer enrolled in our HMO (collectively, the “Participating Customers”) at a rate established by the agreements, also called a capitation fee. In accordance with the agreements, the total monthly payment is a function of the number of Participating Customers, regardless of the actual utilization rate of covered services. In return, the PSN or the HMO, as applicable, through its affiliated providers, assumes full financial responsibility for the provision of all necessary medical care to the Participating Customers, regardless of whether or not its affiliated providers directly provide the covered medical services.

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

Historically, our medical expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:

•	the health status of our customers;
•	higher than expected utilization of new or existing healthcare services or technologies;
•	an increase in the cost of healthcare services and supplies, including pharmaceuticals, whether as a result of inflation or otherwise;
•	changes to mandated benefits or other changes in healthcare laws, regulations, and practices;
•	Humana’s periodic renegotiation of provider contracts with specialist physicians, hospitals and ancillary providers;
•	periodic renegotiation of contracts with our affiliated primary care physicians;
•	changes in the demographics of our customers and medical trends affecting Medicare risk scores;
•	contractual or claims disputes with providers, hospitals, or other service providers within the Humana network; and
•	the occurrence of catastrophes, major epidemics, or acts of terrorism.

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

If Our HMO Contracts Are Not Renewed or Are Terminated, the HMO’s Business Would Be Negatively Impacted.

A new CMS Contract was entered into effective January 1, 2008 and expires on December 31, 2008. Pursuant to the CMS Contract, the HMO is required to comply with federal Medicare laws and regulations, and the CMS Contract is subject to termination by CMS in the event of the HMO’s noncompliance. If the HMO is unable to renew or to successfully rebid for the CMS Contract, or if the CMS Contract is terminated, its business would be negatively impacted.

A Failure to Estimate Incurred But Not Reported Medical Benefits Expense Accurately Could Affect Our Profitability.

Medical claims expense include estimates of future medical claims that have been incurred by the customer but for which the provider has not yet billed us (“IBNR claims”). IBNR claim estimates are made utilizing actuarial methods and are continually evaluated and adjusted by management, based upon our historical claims experience. Adjustments, if necessary, are made to medical claims expense when the assumptions used to determine our IBNR claims liability changes and when actual claim costs are ultimately determined. Due to the inherent uncertainties associated with the factors used in these estimates and changes in the patterns and rates of medical utilization, materially different amounts could be reported in our financial statements for a particular period under different conditions or using different, but still reasonable, assumptions. Although our past estimates of IBNR have typically been adequate, they may be inadequate in the future, which would adversely affect our results of operations. Further, the inability to estimate IBNR accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

Reductions in Government Funding for Medicare Programs Could Adversely Affect Our Results of Operations

Substantially all of our revenue is directly or indirectly derived from reimbursements generated by Medicare Advantage health plans. As a result, our revenue and profitability are dependent on government funding levels for Medicare Advantage programs. The Medicare programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. These government programs, as well as private insurers such as Humana, have taken and may continue to take steps to control the cost, use and delivery of health care services. Any changes that limit or reduce Medicare reimbursement levels could have a material adverse effect on our business. For example, the following events could result in an adverse effect on our results of operations:

•	reductions in or limitations of reimbursement amounts or rates under programs;
•	reductions in funding of programs;
•	expansion of benefits without adequate funding;
•	elimination of coverage for certain benefits; or
•	elimination of coverage for certain individuals or treatments under programs.

The MMA Materially Impacted Our Operations and Could Reduce Our Profitability and Increase Competition for Customers.

The MMA substantially changed the Medicare program and is complex and wide-ranging. While many of these changes have generally benefited and are expected to continue to benefit the Medicare Advantage sector, certain provisions of the MMA have increased competition, created challenges with respect to educating the PSN’s and the HMO’s existing and potential customers about the changes, and created other risks and substantial and potentially adverse uncertainties, including the following:

•
Increased reimbursement rates for Medicare Advantage plans could continue to result in a further increase in the number of plans that participate in the Medicare program. This could create new competition that could adversely affect the number of customers the PSN or the HMO serve and their respective results of operations.

•
Managed care companies began offering various new products in 2006 pursuant to the MMA, including regional preferred provider organizations, or PPOs, and private fee-for-service plans. Medicare PPOs and private fee-for-service plans allow their customers more flexibility in selecting physicians than Medicare Advantage HMOs, which typically require customers to coordinate care with a primary care physician. The MMA has encouraged the creation of regional PPOs through various incentives, including certain risk corridors, or cost-reimbursement provisions, a stabilization fund for incentive payments, and special payments to hospitals not otherwise contracted with a Medicare Advantage plan that treat regional plan enrollees. The formation of regional Medicare PPOs and private fee-for-service plans has affected our PSN’s or HMO’s relative attractiveness to existing and potential Medicare customers in their service areas.

•
The payments for the local and regional Medicare Advantage plans are based on a competitive bidding process that may directly or indirectly cause the PSN and/or the HMO to decrease the amount of premiums paid to it or cause it to increase the benefits it offers.

•
Medicare beneficiaries generally have a more limited annual enrollment period during which they can choose between participating in a Medicare Advantage plan or receiving benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries will not be permitted to change their Medicare benefits. This “lock-in” may make it difficult for the HMO to retain an adequate sales force. The new annual enrollment process and subsequent “lock-in” provisions of the MMA may adversely affect our level of revenue growth as it will limit the HMO’s ability to market to and enroll new customers in its established service areas outside of the annual enrollment period. Such limitations could adversely and materially affect our profitability and results of operations.

•
Managed care companies that offer Medicare Advantage plans are required to offer prescription drug benefits as part of their Medicare Advantage plans. Managed care plans offering drug benefits are, under the new law, called MA-PDs. Individuals who are enrolled in a Medicare Advantage plan that offers qualified Part D coverage must receive their drug coverage through their Medicare Advantage prescription drug plan, with the exception of those Medicare Advantage enrollees who are also enrolled in a Medical Savings Account plan, who may choose a stand-alone PDP. Enrollees may prefer a stand-alone drug plan and may cease to be a Medicare Advantage customer in order to participate in a stand-alone PDP. Accordingly, the new Medicare Part D prescription drug benefit could reduce Participating Customer enrollment and revenue.

CMS’s Risk Adjustment Payment System and Budget Neutrality Payment Adjustments Make Our Revenue and Profitability Difficult to Predict and Could Result In Material Retroactive Adjustments to Our Results of Operations.

CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish incentives for Medicare plans to enroll and treat less healthy Medicare beneficiaries. CMS has been phasing-in this payment methodology, which uses a risk adjustment model that bases a portion of the total CMS reimbursement payments on various clinical and demographic factors. These factors include hospital inpatient diagnoses, diagnostic data from ambulatory treatment settings, including hospital outpatient facilities and physician visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. As part of the phase-in, during 2003, risk adjusted payments accounted for 10% of Medicare health plan payments, with the remaining 90% being reimbursed in accordance with the traditional CMS demographic rate books. The portion of risk adjusted payments was increased to 30% in 2004, 50% in 2005, and 75% in 2006 and to 100% in 2007 and beyond. As a result of this process, it is difficult to predict with certainty our future revenue or profitability. In addition, the HMO’s and/or Humana’s risk scores for any period may result in favorable or unfavorable adjustments to the payments directly or indirectly received from CMS and our Medicare premium revenue. There can be no assurance that our contracting physicians and hospitals will be successful in improving the accuracy of related recording diagnostic code information and thereby enhancing its risk scores.

Since 2003, payments to Medicare Advantage plans have also been adjusted by a “budget neutrality” factor that was implemented by Congress and CMS to prevent health plan payments from being reduced overall while, at the same time, directing higher, risk adjusted payments to plans with more chronically ill enrollees. In general, this adjustment has favorably impacted payments to all Medicare Advantage plans. The Deficit Reduction Act of 2005, among other changes, provides for an accelerated phase-out of budget neutrality for risk adjustment of payments made to Medicare Advantage plans. The phase out began in 1997 and will be complete by 2011, when Medicare Advantage plans will no longer receive any budget neutrality payment adjustment. As a result of this phase-out, we expect the premiums we receive could be reduced, dependent on the HMO’s and Humana’s risk scores.

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

A Disruption in Humana’s Healthcare Provider Networks Could Have an Adverse Effect on Our Operations and Profitability.

A significant portion of the PSN’s Total Medical Expenses are payable to entities that are directly contracted with the PSN. Although virtually all of such entities are Humana approved service providers, and although the PSN can provide Humana input with respect to Humana’s service providers, the PSN does not control the process by which Humana negotiates and/or contracts with service providers in the Humana Medicare Advantage network.

We Depend on Third Parties to Provide Us with Crucial Information and Data.

Humana provides a significant amount of information and services to the PSN, including claims processing, billing services, data collection and other information, including reports and calculations of costs of services provided and payments to be received by the PSN. The PSN does not own or control such systems and, accordingly, has limited ability to ensure that these systems are properly maintained, serviced and updated. In addition, information systems such as these may be vulnerable to failure, acts of sabotage and obsolescence. The PSN’s business and results of operations could be materially and adversely affected by its inability, for any reason, to receive timely and accurate information from Humana.

The HMO relies on HFAS, a third party service provider, to provide various administrative and management services, including, but not limited to, claims processing and adjudication, certain management information services, and customer services pursuant to the terms of the Services Agreement.

Because these services are outsourced as opposed to performed internally, we have less control over the manner in which these matters are handled and the accuracy and timeliness of the data provided to us than if we handled these functions internally. Additionally, any loss of information by Humana or HFAS could have a material adverse effect on our business and the results of its operations.

Competition For Physician Practice Group Acquisition and Other Factors May Impede Our Ability to Acquire Other Physician Practices and May Inhibit Our Growth.

We anticipate that a portion of the future growth of our PSN may be accomplished through acquisitions of physician practices or other medical service organizations with Humana or CarePlus contracts. The success of this strategy depends upon our ability to identify suitable acquisition candidates, reach agreements to acquire these companies, obtain necessary financing on acceptable terms and successfully integrate the operations of these businesses. In pursuing acquisition opportunities, we may compete with other companies that have similar growth strategies. Some of these competitors are larger and have greater financial and other resources then we have. This competition may prevent us from acquiring businesses that could improve our growth or expand our operations.

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

We maintain errors and omissions insurance and other insurance coverage that we believe are adequate based on industry standards. Nonetheless, potential liabilities may not be covered by insurance, insurers may dispute coverage or may be unable to meet their obligations or the amount of insurance coverage and/or related reserves may be inadequate. There can be no assurances that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all. Moreover, even if claims brought against us are unsuccessful or without merit, we would have to defend ourself against such claims. The defense of any such actions may be time-consuming and costly and may distract management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

Our Industry is Already Very Competitive; Increased Competition Could Adversely Affect Our Revenue; the PSN Competes with Other Service Providers for Humana’s Business.

We compete in the highly competitive and regulated health care industry, which is subject to continuing changes with respect to the provisioning of services and the selection and compensation of providers. In 2007, approximately 79.7% of our revenue was generated pursuant to the Humana Agreements. Humana competes with other health plans in securing and serving patients in the Medicare Advantage Program. Companies in other health care industry segments, some of which have financial and other resources comparable to or greater than Humana, are competitors to Humana. The market in Florida has become increasingly attractive to health plans that may compete with Humana or the HMO. For example, Healthspring and Coventry Health Plans, both based outside of Florida, have recently announced acquisitions of health plans in Florida. Humana and the HMO may not be able to continue to compete effectively in the health care industry if additional competitors enter the same market.

The PSN competes with other service providers for Humana’s business and Humana competes with other health plans in securing and serving patients in the Medicare Advantage Program. Failure to maintain favorable terms in the Humana Agreements would adversely affect our results of operations and financial condition.

Competitors of our PSN vary in size and scope and in terms of products and services offered. Our PSN competes directly with various regional and local companies that provide similar services. Some of the PSN’s direct competitors are Continucare Corporation, Primary Care Associates, Inc., MCCI and Island Doctors, all based and operating in Florida. We believe that Continucare Corporation, Primary Care Associates, Inc. and MCCI provide PSN services to Humana in South Florida and Island Doctors provides PSN services to Humana in Central Florida. Additionally, companies in other health care industry segments, some of which have financial and other resources greater than ours, may become competitors in providing similar services at any given time. The market in Florida has become increasingly attractive to competitors of the PSN due to the large population of Medicare participants. We and Humana may not be able to continue to compete effectively in the health care industry if additional competitors enter the same markets.

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

We are Dependent upon Certain Executive Officers and Key Management Personnel for Our Future Success.

Our success depends, to a significant extent, on the continued contributions of certain of our executive officers and key management personnel. The loss of these individuals could have a material adverse effect on our business, results of operations, financial condition and plans for future development. While we have employment contracts with certain executive officers and key management personnel, these agreements may not provide sufficient incentive for these persons to continue their employment with us. We compete with other companies in the industry for executive talent and there can be no assurance that highly qualified executives would be readily and easily available without delay, given the limited number of individuals in the industry with expertise particular to our business operations.

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

Our business is subject to substantial federal and state regulation. These laws and regulations, along with the terms of our contracts and licenses, directly or indirectly regulate how we do business, what services we offer, and how we interact with our customers, providers, and the public. Healthcare laws and regulations are subject to frequent change and varying interpretations. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could adversely affect our business by, among other things:

•	reducing the capitation payments we receive;
•	imposing additional license, registration, or capital reserve requirements;
•	increasing our administrative and other costs;
•	forcing us to undergo a corporate restructuring;
•	increasing mandated benefits without corresponding premium increases;
•	limiting our ability to engage in inter-company transactions with our affiliates and subsidiaries;
•	forcing us to restructure our relationships with providers; or
•	requiring us to implement additional or different programs and systems.

It is possible that future legislation and regulation and the interpretation of existing and future laws and regulations could have a material adverse effect on our ability to operate under the Medicare program and to continue to serve and attract new customers.

The Health Care Industry is Highly Regulated. Our or Humana’s Failure to Comply with Laws or Regulations, or a Determination that in the Past We Had Failed to Comply with Laws or Regulations, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations.

The health care services that we and our affiliated professionals, including the PSN Physicians, provide are subject to extensive federal, state and local laws and regulations governing various matters such as the licensing and certification of our facilities and personnel, the conduct of our operations, billing and coding policies and practices, policies and practices with regard to patient privacy and confidentiality, and prohibitions on payments for the referral of business and physician self-referrals. These laws are generally aimed at protecting patients and federal health care programs and not our shareholders, and the agencies charged with the administration of these laws and regulations have broad authority to enforce them. See ITEM 1. BUSINESS - Government Regulation for a discussion of the various federal government and the State laws and regulations to which we are subject.

The federal and state agencies administering the laws and regulations applicable to us have broad discretion to enforce them. We are subject, on an ongoing basis, to various governmental reviews, audits, and investigations to verify our compliance with our contracts, licenses, and applicable laws and regulations. These reviews, audits and investigations can be time consuming and costly. An adverse review, audit, or investigation could result in one or more of the following:

•	loss of the PSN’s or the HMO’s right to directly or indirectly participate in the Medicare program;
•	loss of one or more of the PSN’s and/or the HMO’s licenses to act as a service provider, HMO or third party administrator or to otherwise provide or bill for a service;
•	forfeiture or recoupment of amounts the PSN and/or the HMO has been paid pursuant to its contracts;
•	imposition of significant civil or criminal penalties, fines, or other sanctions on us and/or our affiliated professionals and employees, including the PSN Physicians;
•	damage to our reputation in existing and potential markets;
•	increased restrictions on marketing of the PSN’s or the HMO’s products and services; and
•	inability to obtain approval for future products and services, geographic expansions, or acquisitions.

The U.S. Department of Health and Human Services Office of the Inspector General, Office of Audit Services, or OIG, conducts reviews of Medicare Advantage plans to determine whether they have applied payment increases consistent with the requirements of the MMA. Under the MMA, when a Medicare Advantage plan receives a payment increase, it must reduce beneficiary premiums or cost sharing, enhance benefits, put additional payment amounts in a benefit stabilization fund, or use the additional payment amounts to stabilize or enhance access. There can be no assurances that the findings of an audit or investigation of our business would not have an adverse effect on us or require substantial modifications to our operations. In addition, private citizens, acting as whistleblowers, are entitled to bring enforcement actions under a special provision of the federal False Claims Act.

Humana is also subject to substantial federal and state government regulation as well as governmental reviews, audits and investigations. Humana’s failure to comply with applicable regulations and/or maintain its licensure and rights to participate in the Medicare program would have a materially adverse effect on our business.

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

At December 31, 2007, all of the HMO’s cash and cash equivalents are subject to the restriction on the payment of dividends. The State of Florida may raise the statutory capital level from time to time. Other states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Regardless of whether Florida adopts risk-based capital requirements, the Florida Office of Insurance Regulation can require the HMO to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if it determines that maintaining additional statutory capital is in the best interests of the HMO’s customers. Any increases in these requirements could materially increase our reserve requirements. In addition, as we continue to expand plan offerings in Florida or pursue new business opportunities, the HMO may be required to maintain additional statutory capital reserves. In either case, available funds could be materially reduced, and we could have less capital available to our PSN business operations, both of which could harm our ability to implement our business strategy.

We Are Required to Comply With Laws Governing the Transmission, Security and Privacy of Health Information That Require Significant Compliance Costs, and Any Failure to Comply With These Laws Could Result in Material Criminal and Civil Penalties.

Regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, require us to comply with standards regarding the exchange of health information within our company and with third parties, including healthcare providers, designated “business associates” and customers. These regulations include standards for common healthcare transactions, including claims information, plan eligibility, and payment information; unique identifiers for providers and employers; security; privacy; and enforcement. HIPAA also provides that to the extent that state laws impose stricter privacy standards than HIPAA privacy regulations, the stricter state law requirements are not preempted by HIPAA. HIPAA does, however, preempt more lenient state law requirements and thus, unless a state seeks and receives an exception from the Department of Health and Human Services regarding certain state laws, or state laws concerning certain specified areas, such state standards and laws will be preempted by any contrary provision of HIPAA.

We conduct our operations in an attempt to comply with all applicable HIPAA requirements. Given the complexity of the HIPAA regulations, the possibility that the regulations may change, and the fact that the regulations are subject to changing and, at times, conflicting interpretation, our ongoing ability to comply with applicable HIPAA requirements is uncertain. Furthermore, a state’s ability to promulgate stricter laws, and uncertainty regarding many aspects of such state requirements, make compliance more difficult. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA, payments may be delayed or denied. Additionally, the costs of complying with any changes to the HIPAA regulations may have a negative impact on operations. Sanctions for failing to comply with the HIPAA provisions include criminal penalties and civil sanctions, including significant monetary penalties. In addition, failure to comply with state health information laws that may be more restrictive than the regulations issued under HIPAA could result in additional penalties.

Recent Challenges Faced by CMS Related to Implementation of Part D May Temporarily Disrupt or Adversely Affect the PSN’s and the HMO’s Relationships with their Respective Customers.

Partially in anticipation of the implementation of Part D, CMS transitioned to new information and reporting systems, which has generated confusing and, we believe in some cases, erroneous customer and payment reports concerning Medicare eligibility and enrollment, most of which we believe reflects inadvertently disenrolled dual-eligible and other beneficiaries who were already customers of our PSN or HMO. In addition, media reports have been prevalent concerning the confusion caused by failures in systems and reporting for Part D, particularly as these failures adversely affect the access of dual-eligibles and low-income beneficiaries to their prescription drugs. These developments could cause us to experience short-term disruptions in our operations and challenge our information and communications systems which could temporarily disrupt or adversely affect the PSN’s or the HMO’s relationships with their respective customers, resulting in a reduction of our customer base and adversely affecting our operating results.

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

We are likely to incur additional costs if the PSN or the HMO enters service areas where it does not currently operate. Our rate of expansion into new geographic areas may also be limited by:

•	the time and costs associated with obtaining an HMO license to operate in a new area or expanding the HMO’s licensed service area, as the case may be;

•	the PSN and/or the HMO’s inability to develop a network of physicians, hospitals, and other healthcare providers that meets their respective requirements and those of the applicable regulators;

•	competition, which could increase the costs of recruiting customers, reduce the pool of available customers, or increase the cost of attracting and maintaining providers;

•	the cost of providing healthcare services in those areas;

•	demographics and population density; and

•	the annual enrollment period and lock-in provisions of the MMA.

We have Anti-Takeover Provisions Which May Make it Difficult to Acquire Us or Replace or Remove Current Management.

Provisions in our Articles of Incorporation and Bylaws may delay or prevent our acquisition, a change in our management or similar change in control transaction, including transactions in which our shareholders might otherwise receive a premium for their shares over then current prices or that shareholders may deem to be in their best interests. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove current management by making it more difficult for shareholders to replace members of the Board of Directors. Because the Board of Directors is responsible for appointing the members of the management team, these provisions could in turn affect any attempt by our shareholders to replace the current members of the management team. These provisions provide, among other things, that:

•	any shareholder wishing to properly bring a matter before a meeting of shareholders must comply with specified procedural and advance notice requirements;

•
special meetings of shareholders may be called only by the Chairman of the Board of Directors, the President or by the Board of Directors pursuant to a resolution adopted by a majority of the directors;

•	the authorized number of directors may be changed only by resolution of the Board of Directors; and

•
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

We cannot predict the effect, if any, that future sales or the possibility of future sales may have on the market price of our Common Stock. As of December 31, 2007, there were approximately 51.6 million shares of our Common Stock outstanding, all of which are freely tradable without restriction or tradable in accordance with Rule 144 of the Securities Act with the exception of approximately 5.8 million shares, owned by certain of our officers, directors and affiliates which may be sold publicly at any time subject to the volume and other restrictions promulgated pursuant to Rule 144 of the Securities Act and subject to legal restrictions such as insider trading laws. In addition, as of December 31, 2007, approximately 3.9 million shares of our Common Stock were reserved for issuance upon the exercise of options which were previously granted and 355,000 shares of our Common Stock were reserved for future issuance upon conversion of the Series A Preferred Stock.

Sales of substantial amounts of our Common Stock or the perception that such sales could occur could adversely affect prevailing market prices which could impair our ability to raise funds through future sales of Common Stock.

The market price and trading volume of our Common Stock could fluctuate significantly and unexpectedly as a result of a number of factors, including factors beyond our control and unrelated to our business. Some of the factors related to our business include termination of the Humana Agreements, announcements relating to our business or that of our competitors, adverse publicity concerning organizations in our industry, changes in state or federal legislation and programs, general conditions affecting the industry, performance of companies comparable to us, and changes in the expectations of analysts with the respect to our future financial performance. Additionally, our Common Stock may be affected by general economic conditions or specific occurrences such as epidemics (such as influenza), natural disasters (including hurricanes), and acts of war or terrorism. Because of the limited trading market for our Common Stock, and because of the possible price volatility, our shareholders may not be able to sell their shares of Common Stock when they desire to do so. The inability to sell shares in a rapidly declining market may substantially increase our shareholders’ risk of loss because of such illiquidity and because the price for our Common Stock may suffer greater declines because of our price volatility.

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

Our Common Stock May Not be Excepted from “Penny Stock” Rules, Which May Adversely Affect the Market Liquidity of Our Common Stock.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a “penny stock”. The Securities and Exchange Commission’s (the “Commission” or the “SEC”) regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For example, such exceptions include any equity security listed on a national securities exchange such as the AMEX. Currently, our Common Stock meets this exception. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. In addition, if our Common Stock becomes delisted from the AMEX and we do not meet another exception to the penny stock regulations, trading in our Common Stock would be covered by the Commission's Rule 15g-9 under the Exchange Act for non-national securities exchange listed securities. Under this rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities also are exempt from this rule if the market price is at least $5.00 per share. If our Common Stock becomes subject to the regulations applicable to penny stocks, the market liquidity for our Common Stock could be adversely affected. In such event, the regulations on penny stocks could limit the ability of broker/dealers to sell our Common Stock and thus the ability of purchasers of our Common Stock to sell their shares in the secondary market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2     PROPERTIES

Our principal executive office is located at 250 Australian Avenue South, Suite 400, West Palm Beach, Florida where we occupy 18,100 square feet at a current monthly rent of approximately $24,800 pursuant to a lease expiring March 31, 2011.

We have a satellite office in Daytona Beach, Florida where we occupy 5,700 square feet at a monthly rent of $9,100 pursuant to a lease expiring in January 2012.

The PSN leases eleven offices serving patients in Central Florida and South Florida with aggregate monthly rental payments of $45,600 pursuant to lease agreements with expiration dates ranging from one to six years from December 31, 2007.

The HMO leases three offices with aggregate monthly rental payments of $13,600 pursuant to lease agreements with expiration dates ranging from two to four years from December 31, 2007.

ITEM 3     LEGAL PROCEEDINGS

On March 13, 2007, a complaint was filed by Mr. Noel Guillama, who served as our President, Chairman of the Board and Chief Executive Officer from January 1996 through February 2000, in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, naming us as a defendant. The dispute involves 1,500,000 restricted shares of common stock issued to Mr. Guillama in connection with his personal guarantee of a Company line of credit in 1999. We repaid the line of credit and expected, based on documentation signed by Mr. Guillama, the 1,500,000 shares issued as collateral to be returned to us. Mr. Guillama alleges that we breached an agreement to remove the transfer restrictions from these shares and is seeking damages for breach of contract and specific performance. We believe this lawsuit is without merit and intend to assert an appropriate defense. We filed a motion to dismiss the complaint in May 2007. The suit has been dormant since we have filed the motion to dismiss. These shares have not been reflected as issued or outstanding in the accompanying consolidated balance sheets or in the computations of earnings per share.

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

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

PART II
ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the American Stock Exchange under the symbol “MDF”. The following table sets forth the high and low sales prices for our Common Stock, as reported by American Stock Exchange, for each full quarterly period within the two most recent years:

	High	Low
	($)	($)
COMMON STOCK
Quarter ended March 31, 2006	$2.46	$1.82
Quarter ended June 30, 2006	$2.79	$1.94
Quarter ended September 30, 2006	$2.86	$2.21
Quarter ended December 31, 2006	$3.39	$2.12
Quarter ended March 31, 2007	$3.13	$1.99
Quarter ended June 30, 2007	$2.00	$1.68
Quarter ended September 30, 2007	$2.33	$1.66
Quarter ended December 31, 2007	$2.57	$2.21

At March 1, 2008 we believe we had approximately 3,695 beneficial shareholders.

Dividends

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

Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders	3,887,062	$1.53	2,503,176

Performance Graph

The following graph depicts our cumulative total return for the last five fiscal years relative to the cumulative total returns of the NASDAQ Stock Market Index and a group of peer companies (the “Peer Group”). All indices shown in the graph have been reset to a base of $100 as of December 31, 2002 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date.

	12/02	12/03	12/04	12/05	12/06	12/07

Metropolitan Health Networks, Inc.	$100.00	$447.06	$1,664.71	$1,411.76	$1,800.00	$1,405.88
NASDAQ Composite	100.00	149.34	161.86	166.64	186.18	205.48
NASDAQ Health Services	100.00	135.61	168.24	184.41	186.06	181.42
SIC Code 8000 - 8099 Health Services	100.00	128.89	146.12	152.18	161.14	153.16

ITEM 6	SELECTED FINANCIAL DATA

Set forth below is our selected historical consolidated financial data for the five years ended December 31, 2007. The selected historical consolidated financial data should be read in conjunction with the consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report. The consolidated statement of operations data and balance sheet data as of and for the years ended December 31, 2003, 2004 and 2005 are derived from our audited consolidated financial statements which have been audited by Kaufman, Rossin & Co., P.A. The consolidated statement of operations data and balance sheet data as of and for the years ended December 31, 2006 and 2007 are derived from our audited consolidated financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm.

	For the years ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data
Revenue	$277,577,289	$228,216,073	$183,765,191	$158,069,791	$143,874,488
Operating income (loss)	$8,071,571	$(232,952)	$3,232,678	$11,855,915	$7,106,428
Income from continuing
operations before income taxes	$9,440,738	$825,561	$3,849,549	$11,473,732	$5,861,303
Income from continuing
operations	$5,913,998	$472,561	$2,381,743	$18,853,978	$5,861,303
Loss of discontinued operations, net of tax	-	-	-	$(31,266)	$(1,459,550)
Net income	$5,913,998	$472,561	$2,381,743	$18,822,712	$4,401,753
Basic income from continuing
operations per share	$0.12	$0.01	$0.05	$0.42	$0.17
Basic earnings per share	$0.12	$0.01	$0.05	$0.42	$0.13
Diluted earnings per share	$0.11	$0.01	$0.05	$0.38	$0.10
Weighted average common shares
outstanding-basic	50,573,349	50,032,555	48,975,803	45,123,843	34,750,173
Weighted average common shares
outstanding-diluted	51,796,185	51,472,616	51,007,396	50,028,303	46,914,839
Cash dividend declared	-	-	-	-	-
Balance Sheet Data
Cash and equivalents	$38,682,186	$23,110,042	$15,572,862	$11,344,113	$2,176,204
Total current assets	$44,763,752	$30,464,838	$24,479,528	$18,923,011	$5,452,254
Total assets	$53,811,047	$41,841,033	$33,115,106	$28,037,263	$9,223,729
Total current liabilities	$15,545,068	$10,911,770	$3,416,244	$3,224,633	$7,822,298
Total liabilities	$15,545,068	$10,911,770	$3,416,244	$3,474,633	$9,726,390
Total working capital/(deficit)	$29,218,684	$19,553,068	$21,063,284	$15,698,378	$(2,370,044)
Long - term obligations, including current portion	-	-	-	$1,132,000	$2,983,576
Total stockholder's equity/(accumulated deficit)	$38,265,979	$30,929,263	$29,698,862	$24,562,630	$(502,661)

(1) The financial data for 2005 includes a deferred tax asset of $7,993,000 and an income tax expense of $1,467,806.
(2) The financial data for 2006 includes a deferred tax asset of $7,367,000 and an income tax expense of $353,000.
(3) The financial data for 2007 includes a deferred tax asset of $4,308,837 and an income tax expense of $3,526,740.
(4) In accordance with FASB 123(R) 2007 and 2006 results of operations include stock based compensation expense of $615,776 and $736,315, respectively.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2007, substantially all of our revenue was directly or indirectly derived from reimbursements generated by Medicare Advantage health plans. As a result, our revenue and profitability are dependent on government funding levels for Medicare Advantage programs. See “ITEM 1 - DESCRIPTION OF BUSINESS - Medicare”, “-Medicare Modernization Act”.

For the twelve months ended December 31, 2007, approximately 79.7% of our revenue came from the Humana Agreements. The Humana Agreements have one-year terms and renew automatically each December 31 for additional one-year terms unless terminated for cause or upon 180 days prior notice. Failure to maintain the Humana Agreements on favorable terms would adversely affect our results of operations and financial condition.

The Humana Agreements are risk agreements under which the PSN, receives monthly payments per Humana Participating Customer at a rate established by the Agreements, also called a capitation fee. In accordance with the Agreements, the capitation fee is a function of the number of Humana Participating Customers, regardless of the actual utilization rate of covered services.

The HMO’s revenue is generated by premiums consisting of monthly payments per customer that are established by the CMS Contract and through the competitive bidding process. The HMO contracts directly with CMS and is paid a monthly premium payment for each customer enrolled in our Plan. Among other things, the monthly premium varies by patient, county, age and severity of health status.

To the extent that the Humana Participating Customers or the HMO’s customers require more or costlier care than is anticipated, aggregate capitation fees may be insufficient to cover the costs associated with the treatment of such customers. If medical expenses exceed our estimates, except in very limited circumstances, we will be unable to increase the premiums we receive under these contracts during the then-current terms.

Relatively small changes in our ratio of medical expense to revenue can create significant changes in our financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported ( “IBNR”) claims, may have a material adverse effect on our financial condition, results of operations and/or cash flows.

See “ITEM 1A. RISK FACTORS” for further discussion of the most significant risks that affect our business, financial condition, results of operations and/or cash flows.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 of the “Notes to Consolidated Financial Statements” included in this Form 10-K. As disclosed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results may ultimately differ materially from those estimates. We believe that the following discussion addresses our most critical accounting policies, including those that are perceived to be the most important to the portrayal of our financial condition and results of operations and that require complex and/or subjective judgments by management.

We believe that our most critical accounting policies include “Use of Estimates, Revenue, Expense and Receivables” and “Use of Estimates, Deferred Tax Asset.”

Use of Estimates, Revenue, Expense and Receivables.

Our revenue is primarily derived from risk-based health insurance arrangements in which the premium is fixed and paid to us on a monthly basis. We assume the economic risk of funding our customers’ health care services and related administrative costs. Premium revenue is recognized in the period in which eligible individuals are entitled to receive health care services. Because we have the obligation to fund medical expenses, we recognize gross revenue and medical expenses for these contracts in our consolidated financial statements. We record health care premium payments we receive in advance of the service period as unearned premiums.

CMS periodically retroactively adjusts the premiums paid to us based on the updated health status of our customers. The factors considered in this update include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program. In addition, CMS also retroactively adjusts the number of customers enrolled in our HMO or PSN as a result of enrollment discrepancies. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded by us for both our HMO and PSN. We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is available and the collectibility of the amount is reasonably assured.

Medical expenses for both the PSN and HMO are recognized in the period in which services are provided and include an estimate of our obligations for medical services that have been provided to our customers but for which we have neither received or processed claims, and for liabilities for physician, hospital and other medical expense disputes. We estimate liabilities for physician, hospital and other medical expense disputes based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. We develop our estimated medical claims payable by using an actuarial process that is consistently applied. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care provider contract rate changes, medical care consumption and other medical expense trends. The actuarial process and models develop a range of projected medical claims payable and we record to the amount within the range that is our best estimate of the ultimate liability.

Each period we re-examine previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As the estimate of medical claims payable recorded in prior periods become more exact, we adjust the amount of our liability estimates, and include the changes in such estimates in medical expense in the period in which the change is identified. In each reporting period, our operating results include the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our medical expenses payable are adequate to cover future claims payments required, such estimates are based on claims experience to date and various assumptions. Therefore, the actual liability could differ materially from the amounts recorded. See Notes 2 and 6 to the Consolidated Financial Statements and RISK FACTORS - “A Failure To Estimate Incurred But Not Reported…”

Use of Estimates, Deferred Tax Asset.

We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, or FAS 109, Accounting for Income Taxes, as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“Interpretation No. 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FAS No. 109.

Interpretation No. 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

In the event we determine that we cannot, on a more likely than not basis, realize all or part of our deferred tax assets in the future, an adjustment to establish a deferred tax asset valuation allowance would be charged to income in the period such determination is made.

Net operating loss carryforwards by year of expiration are as follows:

Year of Expiration	Amount
2022	$4,769,000
2025	1,193,000
$5,962,000

Pending Adoption of an Accounting Pronouncement

On December 4, 2007, the FASB issued FASB Statement No. 141(R) (“Statement No. 141(R)”) which replaces FASB Statement No. 141, Business Combinations (“Statement No. 141”).  Statement No. 141(R) fundamentally changes many aspects of existing accounting requirements for business combinations. It requires, among other things, the accounting for any entity in a business combination to recognize the full value of the assets acquired and liabilities assumed in the transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. Statement No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Statement No. 141(R) retains the guidance in Statement No. 141 for identifying and recognizing intangible assets separately from goodwill.  If we enter into any business combination after the adoption of Statement No. 141(R), a transaction may significantly impact our financial position and earnings, but not cash flows, compared to acquisitions prior to the adoption of Statement No. 141(R). The adoption of Statement No. 141(R) is effective beginning in 2009 and both early adoption and retrospective application is prohibited.

In September 2006, SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value pursuant to generally accepted accounting principles, and expands disclosures about fair value measurements was issued. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was to be effective for fiscal years beginning after November 15, 2007 however; the portion of SFAS No. 157 related to non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), has been deferred. We do not anticipate a significant impact on our financial position, earnings or cash flows upon adoption.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 was issued in February 2007. SFAS No. 159 allows entities to voluntarily choose to measure many financial assets and financial liabilities at fair value through earnings.  Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year SFAS No. 159 is adopted.  SFAS No. 159 is effective as of the beginning of fiscal years starting after November 15, 2007.  We do not anticipate a significant impact on our financial position, earnings or cash flows upon adoption.

Also in December 2007, FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51 (“Statement 160”) was issued by the FASB. Statement 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of Statement No. 141(R), Business Combinations. Statement 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of Statement 160 is not expected to have any impact on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Other Contractual Commitments

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2007.

	Payment Due by Period
Contractual		Less Than	1 - 3	3 - 5	More Than
Obligations	Total	1 Year	Years	Years	5 years
Operating lease obligations	$7,113,000	$1,429,000	$2,615,000	$1,623,000	$1,446,000
Service Agreements	2,850,000	1,371,000	1,479,000
Employment obligations	2,743,000	2,743,000	-	-	-
Other	432,000	432,000	-	-	-
	$13,138,000	$5,975,000	$4,094,000	$1,623,000	$1,446,000

As of December 31, 2007, we had no outstanding long-term debt and no payment obligations that would constitute capital lease obligations.

Impact of Inflation

Inflation has a significant impact on the cost of medical care. According to a report issued in January 2007 by the Office of the Actuary at CMS, health care outlays are projected to grow at a rate of 6.9% annually between 2008 and 2016. The principal projected drivers for this growth include continued cost-increasing medical innovation, inflation, continued strong demand for prescription drugs and the aging baby-boomer demographic. We seek to minimize the impact of these increases by developing fixed fee or capitation arrangements with our healthcare providers that run for multiple years and which include built-in price increases that are more in line with the projected increases in Medicare reimbursement, which we are estimating to be approximately 3% annually.

Comparison of 2007 and 2006
Summary

We operated in two financial reporting segments, the PSN business and the HMO business in both 2007 and 2006.

For the year ended December 31, 2007, we realized revenue of $277.6 million compared to $228.2 million in the prior year, an increase of approximately $49.4 million or 21.6%. Medical expenses for 2007 were $240.1 million, an increase of $35.1 million or 17.1% over 2006. Our ratio of medical expense to revenue (the “Medical Expense Ratio” or “MER”) decreased to 86.7% in 2007 compared to 90.1% in 2006.

Income before income taxes for 2007 was $9.4 million compared to $826,000 in 2006. The PSN reported a segment gain before income taxes and allocated overhead of $29.2 million for the year ended December 31, 2007, compared to $19.9 million for 2006, an increase of $9.3 million or 46.7%. The HMO segment incurred a loss before income taxes and allocated overhead of $10.5 million for the year ended December 31, 2006, compared to a loss of $11.7 million in 2006, a decrease of 10.6%. Allocated overhead amounted to $9.3 million and $7.4 million for the years ended December 31, 2007 and 2006, respectively.

Net income for 2007 was $5.9 million compared to $473,000 for the year ended December 31, 2006. Net earnings per share, basic was $0.12 and net earnings per share, diluted was $0.11 for 2007 compared to $0.01 for 2006.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN and HMO as of December 31, 2007 and 2006 and (ii) the aggregate customers months for the PSN and the HMO during 2007 and 2006. Customer months are the aggregate number of months of healthcare services we have provided to our customers during a period of time.

	Customers at December 31		Customer Months In		Percentage Change in Customer Months
	2007	2006	2007	2006	Between Years

PSN	25,400	25,600	302,100	309,500	-2.4%
HMO	6,200	3,800	65,100	35,600	82.9%
Total	31,600	29,400	367,200	345,100

At February 1, 2008 the HMO had approximately 7,000 customers and the PSN had approximately 25,800 customers

We implemented a restructuring plan, in July 2007, designed to reduce costs and improve operating efficiencies. The restructuring plan, which was completed by the end of August 2007, resulted in the closure of, among other things, one PSN medical practice (the “closed PSN Practice”). At the time of its closure on July 31, 2007, the closed PSN Practice served approximately 450 Humana Participating Customers in South Florida, all of which were moved to other providers outside of our PSN.

Revenue

The following table provides a breakdown of our sources of revenue.

	Year Ended December 31		$	%
	2007	2006	Increase (Decrease)	Change

PSN revenue from Humana	$221,255,000	$198,429,000	$22,826,000	11.5%
PSN fee-for-service revenue	1,257,000	1,552,000	(295,000)	-19.0%
Total PSN revenue	222,512,000	199,981,000	22,531,000	11.3%
Percentage of total revenue	80.2%	87.6%
HMO revenue	55,065,000	28,235,000	26,830,000	95.0%
Percentage of total revenue	19.8%	12.4%
Total revenue	$277,577,000	$228,216,000	$49,361,000	21.6%

The PSN’s most significant source of revenue during both 2007 and 2006 was the premium revenue generated pursuant to the Humana Agreements (the “Humana Related Revenue”). The Humana Related Revenue increased from $198.4 million in 2006 to $221.3 million in 2007, an increase of approximately 11.5%.

The increase in the Humana Related Revenue is primarily attributable to premium increases and the increase in the Medicare risk score attributable to the Humana Participating Customers. The average premium per customer per month premium increased approximately 14.1% in 2007 as compared to 2006.

This premium increase was partially offset by a 2.4% decrease in Humana Participating Customer months from 309,500 in 2006 to 302,100 in 2007, which lowered Humana Related Revenue by approximately $5.2 million. The decline in Humana Participating Customer months in 2007 from 2006 was partially a result of the closing of one of the PSN medical offices in August 2007 and customer attrition due to deaths, relocations and transfers to other insurance plans.

Based on the payments we have received from Humana in early 2008, we believe that the per customer per month premium from Humana will increase approximately 5% to 6% from 2007, excluding any potential change from the current Medicare risk score of these individuals.

The fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers in our owned physician practices.

Revenue for the HMO was $55.1 million in 2007 as compared to $28.2 million in 2006. The increase in revenue in 2007 is primarily attributable to the 82.9% increase in our customer months during 2007 and a 6.8% increase in the per customer per month premium from CMS in 2007 as compared to 2006.

Total Medical Expense

Total medical expense represents the estimated total cost of providing patient care and is comprised of two components, medical claims expense and medical center costs. Medical claims expense for both the PSN and HMO are recognized in the period in which services are provided and include an estimate of our obligations for medical services that have been provided to our customers but for which we have neither received nor processed claims, and for liabilities for physician, hospital and other medical expense disputes. Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the physician practices owned by the PSN (collectively “Non-Affiliated Providers”). Medical center costs represent the operating costs of the physician practices owned by the PSN.

We develop our estimated medical expenses payable by using an actuarial process that is consistently applied. The actuarial process develops a range of estimated medical expenses payable and we record to the amount in the range that is our best estimate of the ultimate liability. Each period, we re-examine previously recorded medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As medical expenses recorded in prior periods becomes more exact, we adjust the amount of the estimate, and include the change in medical expense in the period in which the change is identified. In each reporting period, our operating results include the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our estimated medical expenses payable is adequate to cover future claims payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded.

Total medical expenses were $240.7.2 million and $205.6 million for the years ended December 31, 2007 and 2006, respectively.   Our reported Medical Expense Ratio decreased from 90.1% in 2006 to 86.7% in the current year. Approximately $229.4 million or 95.3% of our total medical expenses in 2007 are attributable to medical claims expense such as inpatient and outpatient services, pharmacy benefits and physician services by non-affiliated providers. In 2006, approximately $195.0 million or 94.8% of our total medical expenses were attributable to medical claims expense.

	Year Ended December 31,
	2007			2006
	HMO	PSN	Consolidated	HMO	PSN	Consolidated

Estimated medical expense for the year, excluding prior period claims development	$51,813,000	$187,456,000	$239,269,000	$29,066,000	$178,987,000	$208,053,000
(Favorable) unfavorable prior period medical claims development in current year based on actual claims submitted	(638,000)	2,065,000	1,427,000	(128,000)	(2,306,000)	(2,434,000)
Total reported medical expense for the year	$51,175,000	$189,521,000	$240,696,000	$28,938,000	$176,681,000	$205,619,000

Reported Medical Expense Ratio for year	92.9%	85.2%	86.7%	102.5%	88.3%	90.1%

In the table above, favorable adjustments to amounts we recorded in prior periods for estimated claims payable appear in parentheses while unfavorable adjustments do not appear in parentheses. Favorable adjustments reduce total medical expense for the respective applicable period and unfavorable claims development increases total medical expense for the applicable period.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, medical claims expense includes the cost of medical services provided to Humana Participating Customers by providers other than the PSN’s affiliated providers (“Non-Affiliated Providers”). The reported Medical Expense Ratio for the PSN decreased to 85.2% in 2007 as compared to 88.3% in 2006. During 2007, the PSN realized the benefit of the various medical management techniques implemented in 2006 to improve the medical management of our customers. We believe that the impact of these techniques is a primary reason for the PSN’s reduced MER.

The PSN’s medical claims expense increased by approximately $12.9 million or 7.8%, primarily as a result of higher medical costs associated with our PSN customers’ increasing medical needs as indicated by the higher risk scores in 2007. Medical center costs include the salaries, taxes and benefits of the PSN’s affiliated health professionals providing primary care services, as well as other costs associated with the operations of those practices. Approximately $11.3 million of our total medical expenses in 2007 related to physician practices we own as compared to $10.6 million in 2006.

The reported Medical Expense Ratio for the HMO declined to 92.9% in 2007 from 102.5% in 2006. This decline is primarily a result of our ability to renegotiate certain contracts with hospitals and outpatient service providers in 2007 that reduced the amount we paid for services provided. In addition, during 2007, the HMO made improvements to the pre-approval process for medical services provided to the HMO's customers and medical management processes were enhanced. Partially as a result of these efforts, we realized a 3.2% decrease in the per customer medical expense cost. Total medical expense for the HMO in 2007 increased by $22.2 million over that incurred in 2006 primarily as a result of the increased customer months in 2007.

The reported Medical Expense Ratio is impacted by both revenue and expense. Retroactive adjustments of prior period premiums that are recorded in the current period impact the MER of that period. If the retroactive adjustment increases revenue of the period then the impact reduces the recorded MER. Conversely, if the retroactive adjustment reduces revenue of the period, then the MER for the period is higher. These retroactive adjustments include, among other things, the mid-year and annual risk score premium adjustments and settlement of Part D program premiums. In addition, actual medical claims expense usually develops differently than estimated during the period. Therefore, the reported MER shown in the above table will likely change as additional claims development occurs. Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense and the MER for the current period. Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases total reported medical expense and the MER for the current period.

For the PSN, a change in either revenue or medical claims expense of approximately $2.2 million impacts the PSN’s MER by 1% in 2007 and a change of $2.0 million impacts the PSN’s MER by 1% in 2006. A change of approximately $551,000 in 2007 in either revenue or medical claims expense impacts the MER for the HMO by 1%. In 2006, a change in either revenue or medical claims expense of approximately $282,000 impacts the HMO’s MER by 1%.

The estimated medical expense payable for the PSN at December 31, 2007 was determined to be between $14.3 million and $15.4 million and, as is our policy, we recorded a liability at $14.7 million, the actuarial mid-point of the range. At December 31, 2006, the estimated medical expenses payable was estimated to be $12.2 million compared to actual claims paid in 2007 for 2006 of $14.2 million, a difference of $2.0 million. This $2.0 million difference increased the PSN’s medical expense in 2007 and increased the PSN’s Medical Expense Ratio by .9%.

At December 31, 2007, we estimated our estimated medical expense payable for the HMO was between $7.0 million and $7.9 million and we recorded a liability of $7.0 million. At December 31, 2006, our estimated medical expense payable for the HMO was estimated to be $4.7 million. Claims paid in 2007 for 2006 totaled $4.0 million which was less than the estimated accrual by $638,000. This difference was recorded as a reduction in claims expense in 2007 and reduced the HMO’s Medical Expense Ratio by 1.1%.

Operating Expenses

	Year Ended December 31			%
	2007	2006	Increase	Change

Administrative payroll, payroll taxes and benefits	$13,108,000	$10,844,000	$2,264,000	20.9%
Percentage of total revenue	4.7%	4.8%
Marketing and advertising	3,959,000	3,709,000	250,000	6.7%
Percentage of total revenue	1.4%	1.6%
Restructuring expense	584,000	-	584,000	-
Percentage of total revenue	0.2%	0.0%
General and administrative	11,158,000	8,277,000	2,881,000	34.8%
Percentage of total revenue	4.0%	3.6%
Total operating expenses	$28,809,000	$22,830,000	$5,979,000	26.2%

Administrative Payroll, Payroll Taxes and Benefits

Administrative payroll, payroll taxes and benefits include salaries and related costs for our executive, administrative and sales staff. For 2007, administrative payroll, payroll taxes and benefits were $13.1 million, compared to the prior year’s total of $10.8 million in 2006, an increase of $2.3 million. A portion of this increase was a direct result of the additional administrative personnel required as a result of the 82.9% increase in the HMO’s customer months during 2007. This growth was the primary reason payroll, payroll taxes and benefit costs associated with the HMO segment were $5.3 million in 2007 as compared to $4.2 million in 2006, an increase of approximately 26.2%.

Corporate payroll, payroll taxes and benefits increased from $4.3 million to $5.3 million, an increase of $1.0 million or 23.3%. This increase is primarily the result of a $500,000 charge relating to a mutually agreeable separation agreement with the individual who served as our President and Chief Operating Officer until April 7, 2007. In addition, the bonus expense awarded to our employees, which is based primarily on our operating results, was approximately $700,000 higher than that of 2006.

Marketing and Advertising

Marketing and advertising expense, which primarily consists of advertising expenses and brokerage commissions paid to independent sales agents, was $4.0 million in 2007 as compared to $3.7 million in 2006, an increase of 6.7%. The 2007 increase primarily related to additional marketing costs and commissions the HMO incurred in marketing its plans during the special enrollment period afforded customers of a competing Medicare Advantage plan that had its contract terminated by CMS in July 2007.

Restructuring Expense

In July 2007, we implemented a restructuring plan designed to reduce costs and improve operating efficiencies. The restructuring plan, which was completed by the end of August 2007, resulted in the closure of one PSN medical practice, two of the HMO’s office locations, and a workforce reduction involving 16 employees. In connection with this plan, we recorded approximately $584,000 of restructuring costs during the third quarter of 2007 including approximately $147,000 for severance payments, approximately $365,000 for continuing lease obligations on closed locations and approximately $72,000 for the write-off of certain leasehold improvements and equipment.

General and Administrative

General and administrative expenses increased to $11.2 million in 2007 as compared to $8.3 million in 2006, an increase of $2.9 million, or 34.8%. Approximately $2.0 million of this increase is attributable to the HMO. As a result of the 82.9% increase in customer months, the HMO incurred increased costs for claims processing and customer services of $1.1 million. In addition, fees for actuarial services increased by $800,000 over 2006 which increase primarily related to, among other things, the 2008 plan design and bid process for the HMO and development of cost data to assist the HMO in identifying areas where costs could be reduced. In addition, fees paid to our Board of Directors increased in 2007 by $173,000 over the amount paid in 2006; professional service costs increased approximately $300,000, and depreciation expense increased by $274,000.

Other Income (Expense)

We realized other income of $1.4 million in 2007 compared to $1.1 million in 2006. The increase was primarily as a result of an increase in investment income of $340,000 as we had more cash to invest and interest rates increased over 2006 for most of 2007. Cash is invested in highly liquid securities, primarily bond funds with short term maturities and money market funds. We expect to continue to invest our excess cash in this manner in 2008.

Income taxes

The 2007 results included income taxes of approximately $3.5 million, as compared to $353,000 in 2006. This difference is a result of the increase in pre-tax income between 2007 and 2006.

Comparison of 2006 and 2005

Summary

In 2005 and 2006, we operated in two financial reporting segments, the PSN business and the HMO business.  The HMO business commenced operations in July 2005.

For the year ended December 31, 2006, we realized revenue of $228.2 million compared to $183.8 million in the prior year, an increase of approximately $44.4 million or 24.2%. Medical expenses for 2006 were $205.6 million, an increase of $40.5 million over 2005. Our Medical Expense Ratio increased to 90.1% in 2006 compared to 89.9% in 2005. As described below, effective July 1, 2005, the HMO began to provide services and realize revenue as compared to a full year of operations in 2006.

Income before income taxes for 2006 was $826,000 compared to $3.8 million in 2005. The PSN reported a segment gain before income taxes and allocated overhead of $19.9 million for the year ended December 31, 2006, an increase of $4.4 million or a 28.4% increase as compared to the prior year. The HMO segment, which commenced operations in July 2005, incurred a net loss before income taxes and allocated overhead of $11.7 million for the year ended December 31, 2006, compared to a loss of $6.6 million in 2005. Allocated overhead amounted to $7.4 million and $5.0 million in the years ended December 31, 2006 and 2005, respectively. Our results of operations for 2006, like those of 2005, were negatively impacted by the losses related to the operations of our Medicare Advantage HMO.

Net income for 2006 was $473,000 compared to $2.4 million for the year ended December 31, 2005. Net earnings per share, basic and diluted was $0.01 for 2006 compared to $0.05 for 2005. The decrease in the basic net earnings per share in 2006, while primarily due to the decrease in net income, is also partially affected by the increase in the number of weighted average shares outstanding, from 48,975,803 in 2005 to 50,032,555 in 2006. The majority of the shares issued during 2006 relate to shares issued upon the exercise of stock options.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN and HMO as of December 31, 2006 and December 31, 2005 and (ii) the aggregate customers months for the PSN and the HMO during 2006 and 2005. Customer months are the aggregate number of months of healthcare services we have provided to our customers during a period of time.

	Customers at December 31		Customer Months In		Percentage Change in Customer Months
	2006	2005	2006	2005	Between Years

PSN	25,600	26,200	309,500	315,000	-1.7%
HMO	3,800	1,400	35,600	4,200	747.6%
Total	29,400	27,600	345,100	319,200

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

Revenue

The following table provides a breakdown of our sources of revenue.

	Year Ended December 31,		$	%
	2006	2005	Increase	Change

PSN revenue from Humana	$198,429,000	$179,646,000	$18,783,000	10.5%
PSN fee-for-service revenue	1,552,000	1,294,000	258,000	19.9%
Total PSN revenue	199,981,000	180,940,000	19,041,000	10.5%
Percentage of total revenue	87.6%	98.5%
HMO revenue	28,235,000	2,825,000	25,410,000	899.5%
Percentage of total revenue	12.4%	1.5%
Total revenue	$228,216,000	$183,765,000	$44,451,000	24.2%

The PSN’s significant source of revenue during both 2006 and 2005 was the premium revenue generated pursuant to the Humana Agreements (the “Humana Related Revenue”). The Humana Related Revenue increased from $179.6 million in 2005 to $198.4 million in 2006, an increase of approximately 10.5%.

The increase in Humana Related Revenue in 2006 (the “Humana Increase”) is primarily attributable to:

•	approximately $21.4 million in premium increases of which $19.1 million of the increase related to Medicare Part D; and
•	Medicare risk adjustments (“MRA”) that were retroactively approved by CMS in 2006 for 2004 and 2005 (approximately $809,000 of the Humana Increase).

This Humana Increase was partially offset by a 1.7% decrease in Humana Participating Customer months from 315,000 in 2005 to 309,000 in 2006, which decreased Humana Related Revenue by approximately $3.3 million. As previously discussed, the decline in customer months in 2006 from 2005 was primarily a result of the termination of the contractual relationship with certain physicians during the last half of 2005.

The PSN’s average per customer per month premium increased during 2006 approximately 15% in the Central Florida market and 7% in the South Florida market as compared to 2005. This increase is substantially due to the Part D premium, which began in 2006.

The fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers in our owned physician practices.

Revenue for the HMO was $28.2 million in 2006 as compared to $2.8 million in 2005. The HMO began generating revenue during the last two quarters of 2005. The increase in revenue in 2006 is primarily attributable to the increase in our customer base during 2006 and the operation of the HMO for the full year. Included in the HMO’s 2006 revenue is approximately $53,000 attributable to MRA scores that were retroactively approved by CMS in 2006 for 2005.

Total Medical Expense

Total medical expense represents the estimated total cost of providing patient care and is comprised of two components, medical claims expense and medical center costs. Medical claims expense for both the PSN and HMO are recognized in the period in which services are provided and include an estimate of our obligations for medical services that have been provided to our customers but for which we have either not yet received or processed claims, and for liabilities for physician, hospital and other medical expense disputes. Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the physician practices owned by the PSN (collectively “Non-Affiliated Providers”). Medical center costs represent the operating costs of the physician practices owned by the PSN.

We develop our estimated medical expenses payable by using an actuarial process that is consistently applied. The actuarial process develops a range of estimated medical expenses payable and we record to the amount in the range that is our best estimate of the ultimate liability. Each period, we re-examine previously recorded medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As medical expenses recorded in prior periods becomes more exact, we adjust the amount of the estimate, and include the change in medical expense in the period in which the change is identified. In each reporting period, our operating results include the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our estimated medical expenses payable is adequate to cover future claims payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded.

Total medical expenses were $205.6 million and $165.1 million for the years ended December 31, 2006 and 2005, respectively.   Our Medical Expense Ratio increased from 89.9% in 2005 to 90.1% in 2006. Approximately $195.0 million or 94.8% of our total medical expenses in 2006 are attributable to medical claims such as inpatient and outpatient services, pharmacy benefits and physician services by non-affiliated providers. In 2005, approximately $154.8 million or 93.8% of our total medical expenses were attributable to medical claims

	Year Ended December 31,
	2006			2005
	HMO	PSN	Consolidated	HMO	PSN	Consolidated

Estimated medical expense for the year, excluding prior period claims development	$29,066,000	$178,987,000	$208,053,000	$2,676,000	$162,260,000	$164,936,000
(Favorable) unfavorable prior period medical claims development in current year based on actual claims submitted	(128,000)	(2,306,000)	(2,434,000)	(263,000)	458,000	195,000
Total reported medical expense for the year	$28,938,000	$176,681,000	$205,619,000	$2,413,000	$162,718,000	$165,131,000

Reported Medical Expense Ratio for year	102.5%	88.3%	90.1%	85.4%	89.9%	89.9%

In the table above, favorable adjustments to amounts we recorded in prior periods for estimated claims payable appear in parentheses while unfavorable adjustments do not appear in parentheses. Favorable adjustments reduce total medical expense for the respective applicable period and unfavorable claims development increases total medical expense for the applicable period.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, medical claims expense includes the cost of medical services provided to Humana Participating Customers by Non-Affiliated Providers. The reported Medical Expense Ratio for the PSN decreased to 88.4% in 2006 as compared to 89.9% in 2005. During 2006, the PSN implemented various medical management techniques to improve the medical management of our customers. Some of these techniques included chart audits for all PSN Physicians, increasing our focus on certain elements of our Partners in Quality Program, implementing an outreach program for our more acutely ill customers in an effort to better manage the care for these individuals and developing a comprehensive recovery plan for customers that had serious events, such as hospitalizations or significant procedures.

The PSN’s medical claims expense increased by approximately $13.7 million, primarily as a result of the drug costs associated with the Part D benefit implemented in 2006. Medical center costs include the salaries, taxes and benefits of the PSN’s affiliated health professionals providing primary care services, as well as other costs associated with the operations of those practices. Approximately $10.6 million of our total medical expenses in 2006 related to physician practices we own as compared to $10.3 million in 2005.

During 2005, the PSN incurred approximately $4.0 million of medical expenses related to the implantation of certain Implantable Automatic Defibrillators (“AICD”). CMS has directed that the costs of certain of these procedures that meet 2005 eligibility requirements be paid by CMS rather than billed to Medicare Advantage plans. At December 31, 2005, we had estimated a recovery for AICD claims we had paid at December 31, 2005 of approximately $2.2 million, which was recorded as a reduction of medical expenses in 2005. During 2006, we continued to work with Humana to make certain that these cases met the eligibility criteria for payment by CMS. As a result of this effort, during 2006 we collected approximately $260,000 of this amount and recorded a charge of $1.6 million to medical expenses to reflect management’s concern about the ultimate collectibility of this amount in light of, among other things, revised guidance by CMS regarding its reimbursement policies. At December 31, 2006 we estimated future recoveries of approximately $270,000 related to AICDs implanted in 2005. These amounts decreased our Medical Expense Ratio by 1.2 % in 2005 and increased our Medical Expense Ratio by 0.8% in 2006.

On February 26, 2007, CMS sent a notice to all Medicare Advantage organizations that certain formulas that had previously been provided by CMS for 2006 involving in the Part D risk corridor calculations were in error and needed to be corrected. These formulas related to fixed and flexible capitated Part D payment demonstration target amounts. The HMO was not impacted by these formula errors however; the PSN, through Humana, provides drug coverage that includes these types of arrangements. Since this formula error impacted 2006, we decreased our 2006 revenue by approximately $1.2 million for the estimated amount that was refunded back to CMS through Humana.

The HMO’s Medical Expense Ratio in 2006 was 102.5% as compared to 85.4% in 2005. Substantially all of this increase was attributed to the rapid growth of the HMO in 2006, which, among other things, negatively impacted the medical management process and also resulted in higher than expected costs paid for medical services. During 2006, we determined that our process requiring customers to obtain approval before receiving certain medical procedures was not effective and resulted in excess utilization and higher than expected costs paid for medical services. In early 2007, we changed this process which has resulted in more appropriate care for our customers. As a result of the increased number of customers, the HMO is renegotiating the rates paid to certain hospitals and providers of outpatient services. We anticipate that as our customer base continues to grow, we will be able to positively impact our HMO’s Medical Expense Ratio by entering into more capitated, rather than fee-for-service, contracts. Total medical expenses for the HMO increased $26.5 million primarily as a result of the increase in customer months during 2006 over 2005.

The reported Medical Expense Ratio is impacted by both revenue and expense. Retroactive adjustments of prior period premiums that are recorded in the current period impact the MER of that period. If the retroactive adjustment increases revenue of the period then the impact reduces the recorded MER. Conversely, if the retroactive adjustment reduces revenue of the period, then the MER for the period is higher. These retroactive adjustments include, among other things, the mid-year and annual risk score premium adjustments and settlement of Part D program premiums. In addition, actual medical claims expense usually develops differently than estimated during the period. Therefore, the estimated actual MER shown in the above table will likely change as additional claims development occurs. Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense and the MER for the current period. Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases total reported medical expense and the MER for the current period.

For the PSN, a change in either revenue or medical claims expense of approximately $1.9 million impacts the PSN’s MER by 1% in 2006 and a change of $1.8 million impacts the PSN’s MER by 1% in 2005. A change of approximately $282,000 in 2006 in either revenue or medical claims expense impacts the MER for the HMO by 1%. In 2005, a change in either revenue or medical claims expense of approximately $28,000 impacts the HMO’s MER by 1%.

The estimated medical expense payable for the PSN at December 31, 2006 was determined to be between $12.2 million and $14.3 million and, as is our policy, we recorded an accrual of $12.2 million. At December 31, 2005, the estimated medical expense payable for the PSN was estimated to be $12.5 million compared to actual claims paid in 2006 for 2005 of $13.2 million, a difference of $743,000. This difference increased the PSN’s medical expense and increased the MER by 0.4% in 2006.

At December 31, 2006, we estimated our estimated medical expense payable for the HMO was between $4.7 million and $5.4 million and we recorded a liability of $4.7 million. At December 31, 2005, our estimated medical expense payable for the HMO was estimated to be $694,000. Claims paid for 2005 in 2006 totaled $960,000 which exceeded the estimated accrual by $266,000. This difference was recorded as additional claims expense in 2006 and increased the HMO’s MER in 2006 by 0.9%.

Other Expenses

	Year Ended December 31		$
	2006	2005	Increase

Administrative payroll, payroll taxes and benefits	10,844,000	6,867,000	$3,977,000
Percentage of total revenue	4.8%	3.7%
Marketing and advertising	3,709,000	2,754,000	$955,000
Percentage of total revenue	1.6%	1.5%
General and administrative	8,277,000	5,781,000	$2,496,000
Percentage of total revenue	3.5%	3.1%
Total expenses	$22,830,000	$15,402,000	$7,428,000

Administrative Payroll, Payroll Taxes and Benefits

Administrative payroll, payroll taxes and benefits include salaries and related costs for our executive, administrative and sales staff. For 2006, administrative payroll, taxes and benefits were $10.8 million, compared to the prior year’s total of $6.9 million, an increase of $3.9 million. Payroll, payroll taxes and benefit costs associated with the HMO segment were $4.2 million in 2006 as compared to $2.5 million in 2005, an increase of approximately 68%. The HMO commenced operations in 2005 and these costs were incurred for only a portion of the year. In addition, during 2006 we increased the number of full time equivalents employed by the HMO from 47 to 71 as the number of customers enrolled in the HMO increased.

As the HMO increased in size and activity we also increased our corporate staff from 49 at December 31, 2005 to 68 at December 31, 2006, resulting in an increase in payroll, payroll taxes and benefits to $4.3 million in 2006 as compared to $2.5 million in 2005, a 72% increase. Substantially all of this increase is a result of the addition of new employees or a full year of compensation for employees added in 2005 with approximately $736,000 of the increase related to stock-based compensation expense.

Marketing and Advertising

Marketing and advertising expense, which primarily consists of advertising expense and brokerage commissions paid to independent sales agents, for 2006 was $3.7 million as compared to $2.8 million in 2005, an increase of 32.1%. When we launched the HMO in the second half of 2005, we incurred large initial marketing and advertising costs while introducing, branding and selling our HMO product. In 2006, we continued to brand our plan and also increased our marketing and advertising for new customers. Commencing in 2006, CMS instituted a limited enrollment period for Medicare Advantage plans between November and March which increased our marketing and advertising costs during the last quarter of 2006.

General and Administrative

General and administrative expenses for 2006 were $8.3 million, an increase of $2.5 million, or 43.2% over the prior year. Approximately $1.8 million of this increase is attributable to the HMO being operational for all of 2006. The HMO incurred increased costs of $593,000 for claims processing and customer services costs, $400,000 in professional services fees primarily attributable to the expansion in 2007, $269,000 in lease costs relating to rents for the entire year and $149,000 in recruitment costs. Corporate general and administrative costs increased approximately $668,000 as a result of an increase in fees paid to our Board of Directors of $140,000; professional service costs of approximately $250,000, recruitment costs of $141,000 and lease costs of $70,000.

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

Liquidity and Capital Resources

Cash and equivalents at December 31, 2007 totaled approximately $38.7 million as compared to approximately $23.1 million at December 31, 2006. As of December 31, 2007, we had a working capital surplus of approximately $29.2 million as compared to a working capital surplus of approximately $19.6 million as of December 31, 2006, an increase of approximately $9.7 million or 49.4%. This increase in working capital is primarily attributable to our improved cash position which is largely the result of cash generated by operations.

The HMO is required to maintain statutory minimum net worth requirements established by the Florida State Office of Insurance Regulation. At December 31, 2007, the statutory minimum net worth requirement was approximately $4.7 million and the actual statutory net surplus was approximately $3.2 million. Subsequent to year end, we transferred approximately $1.5 million to the HMO so that the HMO complies with all applicable statutory requirements. At December 31, 2007, the statutorily restricted cash and cash equivalents totals $13.0 million, including the $1.5 million transferred subsequent to year end as an addition to statutory net worth. The HMO is restricted from making dividend payments without appropriate regulatory notifications and approvals or to the extent such dividends would put them in non- compliance with statutory net worth requirements. At December 31, 2007, all of the HMO’s cash and cash equivalents are subject to these dividend restrictions. Statutorily restricted cash is available for us to pay the liabilities of the HMO.

Our total stockholders’ equity increased approximately $7.3 million, or 23.6%, from approximately $30.9 million at December 31, 2006 to approximately $38.2 million at December 31, 2007.

We have an investment policy with respect to the investment of our cash and equivalents. The goal of the investment policy is to obtain the highest yield possible while investing only in highly rated instruments or investments with nominal risk of loss of principal. The investment policy sets forth a list of “Permitted Investments” and provides that any exceptions to the policy must be approved by the Chief Financial Officer or the Chief Executive Officer.

At December 31, 2007, we had no outstanding debt.

Net cash provided by operating activities for the year ended December 31, 2007 was approximately $16.0 million. In addition to net income of $5.9 million our significant sources of cash from operating activities were:

•	a decrease in deferred income taxes of $3.1 million;
•	an increase in the amount due to Humana of $2.0 million;
•	an increase in estimated medical expense payable of $2.3 million;
•	an increase in accounts payable, accrued payroll and payroll taxes and accrued expenses totaling $1.3 million; and
•	non-cash depreciation and amortization expense of $952,000.

The cash flows provided by these sources were partially offset by the use of cash in operating activities resulting from an increase in accounts receivable of $901,000.

The increase in the amount due to Humana is primarily a result of 2007 drug costs exceeding Part D premiums by approximately $4 million. This amount will be refunded to Humana over the first eight months of 2008.

Our increase in estimated medical expenses payable, also known as IBNR, is primarily attributable to the growth of the HMO. The HMO had 3,800 customers at December 31, 2006. Our customer base increased to 6,200 customers at December 31, 2007. In addition, the HMO’s medical expenses increased from $28.9 million in 2006 to $51.2 million in 2007. These factors significantly contributed to the increase in the estimated medical expense payable.

Net cash used in investing activities for the year ended December 31, 2007 was approximately $1.3 million of which $746,000 related to capital expenditures and $591,000 related to the acquisition of a physician’s practice.

Net cash provided by financing activities for the year ended December 31, 2007 was approximately $900,000 which consisted of $507,000 of proceeds from the exercise of stock options and $526,000 related to the tax benefit from the exercise of the options reduced by payments on a note payable of $125,000.

We have a one year unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $1.0 million. This line of credit has been extended to March 2008. The outstanding balance, if any, bears interest at the bank’s prime rate. The credit facility requires us to comply with certain financial covenants, including a minimum liquidity requirement of $2.0 million. The availability under the line of credit secures a $1.0 million letter of credit that we have caused to be issued in favor of Humana. We have not utilized this commercial line of credit in 2007 or 2006.

Our HMO continues to require a considerable amount of capital. In 2007, we contributed approximately $14.2 million, including $6.5 million that related to 2006, to the HMO to finance the operations and growth of the HMO. In the year ended December 31, 2007, the HMO's business generated a segment loss before allocated overhead and income taxes of $10.5 million. Although we expect that we will realize a gross profit, we anticipate that the HMO will continue to generate a loss in 2008 before allocated overhead and income taxes. The amount of the loss will be determined by a number of factors including medical utilization and related costs, and our decisions related to expansion and growth efforts. We are not in a position to meaningfully estimate when, if ever, the HMO's business will become profitable and/or generate cash from operations, and we may be required to fund the development and expansion of the HMO business, including any associated losses, for an extended period of time. Nonetheless, we anticipate that the on-going development efforts, reserve requirements and operating costs for our still developing HMO business can be funded by our current resources and projected cash flows from operations until at least December 31, 2008.

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

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests (apart from the required annual impairment test of goodwill) whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue, EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired. We also consider the market value of our own stock and those of companies similar to ours. As of December 31, 2007 we believe our intangible assets, including goodwill, which fully relates to the PSN, are recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (UNAUDITED)

	For the Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Revenue	$69,917,123	$69,622,067	$69,936,634	$68,101,456

Gross profit	$11,015,267	$9,117,449	$8,831,096	$7,917,111

Net income	$2,557,530	$1,597,233	$1,530,963	$228,272

Net income per share - basic	$0.05	$0.03	$0.03	$-
Net income per share - diluted	$0.05	$0.03	$0.03	$-

	For the Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Revenue	$55,728,588	$60,838,341	$56,881,610	$54,767,533

Gross Profit	$2,926,788	$8,642,312	$5,987,758	$5,219,023

Net (loss)/income	$(2,720,313)	$2,532,029	$404,147	$256,697

Net (loss)/income per share - basic	$(0.05)	$0.05	$0.01	$-
Net (loss)/income per share - diluted	$(0.05)	$0.05	$0.01	$-

Significant Fourth Quarter Adjustments

In the fourth quarter of 2007 we recorded a receivable and recorded revenue of approximately $1.3 million related to 2007 retroactive premium payments for certain of our HMO customers in 2007 that had not been recognized by CMS for inclusion in the HMO customer base. Of this amount, approximately $900,000 were premiums earned prior to the fourth quarter. In accordance with our policy, we recognized this revenue when we were reasonably assured that CMS would recognize these individuals as customers of our HMO. We received these premium payments from CMS in 2008. We paid the medical costs associated with these customers during 2007, even while we were submitting these customers to CMS for reconsideration. In December 2007 and January 2008, CMS finalized the transactions to recognize these customers. We received retroactive premium payments in 2008 totaling $1.3 million to cover the premiums for those months in 2007 that these customers were covered by the HMO.

During the fourth quarter of 2007, estimated medical claims expense related to dates of service prior to this quarter were less than the amount recorded at September 30, 2007 by approximately $4.2 million (favorable variance). This reduction was a result of actual utilization and settlement amounts being less than those used in our original estimate of medical expenses payable at the end of the third quarter of 2007. This amount was recorded as a decrease in medical claims expense in the fourth quarter of 2007.

On February 26, 2007, CMS sent a notice to all Medicare Advantage organizations that certain formulas that had previously been provided by CMS for 2006 involving the Part D risk corridor calculations were in error and needed to be corrected. These formulas related to fixed and flexible capitated Part D payment demonstration target amounts. However; the PSN, through Humana, provides drug coverage that includes these types of arrangements. Since this formula error impacted 2006, we calculated the impact and recorded that amount as a decrease to our 2006 fourth quarter revenue of approximately $1.2 million for the estimated amount that we will be required to refund back to CMS through Humana. This amount was repaid to Humana in 2007. The HMO was not impacted by these formula errors.

During the fourth quarter of 2006, estimated medical claims expense related to dates of service prior to this quarter exceeded the amount recorded at September 30, 2006 by approximately $600,000. This additional amount was the result of higher than expected utilization and settlement amounts considered in our original estimate of medical claims incurred but not reported at the end of the third quarter of 2006. This amount was recorded as an increase in medical claims expense in the fourth quarter of 2006. In addition, we reduced the receivable from Humana for AICDs by $620,000 to reflect the impact of ongoing reviews of the cases in dispute.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management's Annual Report on Internal Control over Financial Reporting

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

(c)	Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Metropolitan Health Networks, Inc.

We have audited Metropolitan Health Networks, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years then ended, and our report dated March 3, 2008 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Miami, Florida
March 3, 2008

 (d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

As part of our system of corporate governance, our board of directors has adopted a code of ethics that is specifically applicable to our Chief Executive Officer and senior financial officers. This Code of Ethics for Senior Financial Officers, as well as our Code of Business Conduct and Ethics, applicable to all directors, officers and employees, are available on our web site at http://www.metcare.com. Shareholders may request a free copy of these documents from:

Metropolitan Health Networks, Inc.
Attn: Roberto L. Palenzuela, General Counsel and Secretary
250 South Australian Avenue, Suite 400
West Palm Beach, Florida 33401
(561)805-8500.

If we make substantive amendments to this Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

Corporate Governance Guidelines — Certain Committee Charters

We have adopted Corporate Governance Guidelines as well as charters for our Audit, Compensation and Governance Committees. These documents are available on our web site at http://www. metcare.com. Shareholders may request a free copy of any of these documents from the address and phone number set forth above under “Code of Ethics.” The information contained on our web site is not incorporated by reference into this Annual Report on Form 10-K.

The information required by this item about our Executive Officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Our Executive Officers.” All other information required by this item is incorporated herein by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 26, 2008 to be filed with the Commission pursuant to Regulation 14A (the “2008 Proxy Statement”)

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference from our 2008 Proxy Statement.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2008 Proxy Statement with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference in response to this item.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information is contained in our 2008 Proxy Statement with respect to certain relationships and related transactions and Director independence is incorporated by reference in response to this item.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information is contained in our 2008 Proxy Statement with respect to principal accounting fees and services, is incorporated by reference in response to this item.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

(1) Financial Statements.

METROPOLITAN HEALTH
NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Metropolitan Health Networks, Inc.

We have audited the accompanying consolidated balance sheets of Metropolitan Health Networks, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Health Networks, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financials statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007. Also discussed in Note 11 to the consolidated financial statements, the Company has adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements in 2006. In addition, as discussed in Note 13 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Metropolitan Health Networks, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Miami, Florida
March 3, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Metropolitan Health Networks, Inc. and Subsidiaries
West Palm Beach, Florida

We have audited the accompanying consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 2005. Our audit also included the 2005 information presented in Schedule I. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Metropolitan Health Networks, Inc. and Subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2005 information presented in Schedule I, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

KAUFMAN, ROSSIN & CO., P.A.

Miami, Florida
March 11, 2006, except for the 2005 information
presented in Schedule I, as to which the date is March 22, 2007

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and equivalents, including $13.0 million in 2007 and $12.5 in 2006 statutorily limited to use by the HMO	$38,682,186	$23,110,042
Accounts receivable from patients, net of allowance of $614,000 and $601,000 in 2007 and 2006, respectively	1,563,370	674,709
Due from Humana, net of allowance of $1.6 million in 2006	-	2,970,821
Inventory	196,154	284,777
Prepaid expenses	739,307	706,390
Deferred income taxes	2,905,755	1,600,000
Other current assets	676,980	1,118,099
TOTAL CURRENT ASSETS	44,763,752	30,464,838

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $2,269,000 and $1,561,000, respectively	2,181,119	2,275,105
INVESTMENT	688,997	688,997
GOODWILL	2,585,857	1,992,133
DEFERRED INCOME TAXES	1,403,082	5,767,000
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $99,000	1,588,498	-
OTHER ASSETS	599,742	652,960
TOTAL ASSETS	$53,811,047	$41,841,033

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,461,668	$887,174
Estimated medical expenses payable	7,016,632	4,743,737
Due to CMS	2,695,087	2,702,825
Accrued payroll and payroll taxes	2,546,295	1,810,428
Due to Humana	753,466	-
Accrued expenses	1,071,920	767,606
TOTAL CURRENT LIABILITIES	15,545,068	10,911,770

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; stated value $100 per share; 10,000,000 shares authorized; 5,000 issued and outstanding, with a liquidation preference of $516,667 and $466,667 in 2007 and 2006	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized; 51,556,732 and 50,268,964 issued and outstanding at December 31, 2007 and 2006, respectively	51,557	50,269
Additional paid-in capital	43,311,741	41,453,311
Accumulated deficit	(5,597,319)	(11,074,317)
TOTAL STOCKHOLDERS' EQUITY	38,265,979	30,929,263
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,811,047	$41,841,033

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
REVENUE	$277,577,289	$228,216,073	$183,765,191

MEDICAL EXPENSES
Medical claims expense	229,420,767	195,017,923	154,784,254
Medical center costs	11,275,599	10,600,971	10,346,491
Total Medical Expenses	240,696,366	205,618,894	165,130,745
GROSS PROFIT	36,880,923	22,597,179	18,634,446

OTHER OPERATING EXPENSES
Administrative payroll, payroll taxes and benefits	13,108,160	10,843,979	6,866,806
Marketing and advertising	3,959,220	3,709,511	2,754,198
Restructuring expense	583,795	-	-
General and administrative	11,158,177	8,276,641	5,780,764
Total Other Operating Expenses	28,809,352	22,830,131	15,401,768
OPERATING INCOME (LOSS)	8,071,571	(232,952)	3,232,678

OTHER INCOME (EXPENSE):
Interest income	1,396,624	1,057,007	449,752
Other (expense) income	(27,457)	(16,396)	115,451
Recovery on note receivable - pharmacy	-	17,902	51,668
Total other income (expense)	1,369,167	1,058,513	616,871

INCOME BEFORE INCOME TAXES	9,440,738	825,561	3,849,549
INCOME TAX EXPENSE	3,526,740	353,000	1,467,806
NET INCOME	$5,913,998	$472,561	$2,381,743

NET EARNINGS PER SHARE:
Basic	$0.12	$0.01	$0.05
Diluted	$0.11	$0.01	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

			Common		Additional
	Preferred	Preferred	Stock	Common	Paid-in	Prepaid	Accumulated
	Shares	Stock	Shares	Stock	Capital	Expenses	Deficit	Total
BALANCES - DECEMBER 31, 2004	5,000	$500,000	48,004,262	$48,004	$37,527,529	$(97,282)	$(13,415,621)	$24,562,630
Shares issued for compensation	-	-	47,614	48	134,702	-	-	134,750
Exercise of options and warrants	-	-	1,799,650	1,799	1,426,658	-	-	1,428,457
Repurchase of warrants	-	-	-	-	(85,000)	-	-	(85,000)
Amortization of securities issued for	-	-	-	-			-
professional services	-	-	-	-	-	97,282	-	97,282
Tax benefit on exercise of options	-	-	-	-	1,179,000	-	-	1,179,000
Net income	-	-	-	-	-	-	2,381,743	2,381,743
BALANCES - DECEMBER 31, 2005	5,000	500,000	49,851,526	49,851	40,182,889	-	(11,033,878)	29,698,862
Exercise of options and warrants	-	-	427,133	427	463,362	-	-	463,789
Stock-based compensation expense	-	-	-	-	736,315	-	-	736,315
Repurchase of shares from exercise of option	-	-	(94,695)	(94)	(326,345)	-	-	(326,439)
Shares issued for directors' fees	-	-	60,000	60	88,365	-	-	88,425
Shares issued for legal settlement	-	-	25,000	25	68,725	-	-	68,750
Tax benefit on exercise of options	-	-	-	-	240,000	-	-	240,000
Cumulative effect of adopting SAB 108	-	-	-	-	-	-	(513,000)	(513,000)
Net income	-	-	-	-	-	-	472,561	472,561
BALANCES - DECEMBER 31, 2006	5,000	500,000	50,268,964	50,269	41,453,311	-	(11,074,317)	30,929,263
Exercise of options and warrants, net	-	-	915,872	916	506,010	-	-	506,926
Stock-based compensation expense	-	-	-	-	578,267	-	-	578,267
Shares issued for directors' fees	-	-	157,296	157	210,859	-	-	211,016
Shares issued to employees			214,600	215	37,294		-	37,509
Tax benefit on exercise of options	-	-	-	-	526,000	-	-	526,000
Cumulative effect of adopting FASB Interpretation No. 48	-	-	-	-	-	-	(437,000)	(437,000)
Net income	-	-	-	-	-	-	5,913,998	5,913,998
BALANCES - DECEMBER 31, 2007	5,000	$500,000	51,556,732	$51,557	$43,311,741	$-	$(5,597,319)	$38,265,979

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,913,998	$472,561	$2,381,743
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	951,900	554,354	355,318
Bad debt expense	549,266	1,740,000
Loss from disposal of property and equipment	110,437	-	-
Stock-based compensation expense	615,776	736,315	-
Shares issued for director fees	211,016	88,425	-
Shares issued for legal settlement	-	68,750	-
Stock issued for compensation and services	-	-	134,750
Amortization of securities issued for professional services	-	-	97,282
Deferred income taxes	3,147,163	329,000	1,467,110
Excess tax benefits from share-based compensation	(526,000)	(240,000)	-
Changes in operating assets and liabilities:
Accounts receivable from patients	(900,927)	(1,201,556)	(2,709,536)
Inventory	88,623	(83,347)	16,200
Prepaid expenses	(32,917)	(233,104)	(50,447)
Other current assets	441,119	(570,123)	16,014
Other assets	43,903	(30,332)	(215,936)
Accounts payable	574,494	(82,011)	128,713
Estimated medical expenses payable	2,272,895	4,049,327	694,410
Due to CMS	(7,738)	2,702,825	-
Accrued payroll and payroll taxes	735,867	351,330	141,668
Due from/(to) Humana	1,757,911
Accrued expenses	54,314	498,054	108,820
Total adjustments	10,087,102	8,677,907	184,366
Net cash provided by operating activities	16,001,100	9,150,468	2,566,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(745,678)	(1,929,461)	(420,998)
Cash paid for physician practice acqusition	(591,204)	-	-
Short-term investments	-	-	1,500,000
Investments	-	(61,177)	(627,819)
Redemption of restricted certificates of deposit	-	-	1,000,000
Net cash (used in)/ provided by investing activities	(1,336,882)	(1,990,638)	1,451,183

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(125,000)	-	(1,132,000)
Repurchase of warrants	-	-	(85,000)
Proceeds from exercise of stock options and warrants, net	506,926	137,350	1,428,457
Excess tax benefits from stock-based compensation	526,000	240,000	-
Net cash provided by financing activities	907,926	377,350	211,457
NET INCREASE IN CASH AND EQUIVALENTS	15,572,144	7,537,180	4,228,749
CASH AND EQUIVALENTS - beginning of year	23,110,042	15,572,862	11,344,113
CASH AND EQUIVALENTS - end of year	$38,682,186	$23,110,042	$15,572,862

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years ended December 31,
	2007	2006	2005
Supplemental Disclosures:

Interest Paid	$34,182	$28,086	$20,195

Supplemental Disclosure of Non-cash Investing and Financing Activities:

Tax benefit on exercise of stock options	$-	$-	$1,179,000

Issuance of note payable for physician practice acquisition	$375,000	$-	$-

Liabilities assumed in connection with assumption of contracts	$1,429,000	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Metropolitan Health Networks, Inc. and Subsidiaries

Year Ended December 31, 2007

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITY

Metropolitan Health Networks, Inc. (also referred to as “Metropolitan” “the Company,” “we,” “us,” and “our”) owns and operates provider service networks (“PSN”) through our wholly owned subsidiary, Metcare of Florida, Inc. We also operate a health maintenance organization (“HMO”) through our wholly owned subsidiary, METCARE Health Plans, Inc.

The PSN operates under agreements (the “Humana Agreements”) with a national health maintenance organization, Humana Inc. (“Humana”) to provide medical care to Medicare beneficiaries. To deliver care, we utilize our wholly-owned medical practices and also have contracted directly or indirectly though Humana with non-owned medical practices, service providers and hospitals (collectively the “Affiliated Providers”). The PSN operates in South Florida and Central Florida. Approximately 79.7%, 86.9% and 97.8% of our total revenue in 2007, 2006 and 2005, respectively, was through the Humana Agreements.

Effective August 1, 2007, the PSN entered into a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc., a Medicare Advantage health plan in Florida. CarePlus is a wholly-owned subsidiary of Humana. Pursuant to the CarePlus Agreement, the PSN will provide, on a non-exclusive basis, healthcare services to Medicare beneficiaries in nine Florida counties.

The HMO has been operating and marketing its "AdvantageCare" branded plan since July 2005. At December 31, 2007, the HMO offers plans in 13 counties in Florida. The HMO’s agreement with the Center for Medicare and Medicaid Services (“CMS”) is generally renewed for a one-year term each December 31 unless CMS notifies the HMO of its decision not to renew by May 1 of the contract year, or the HMO notifies CMS of its decision not to renew by the first Monday in June of the contract year. Approximately 19.8%, 12.4% and 1.5% of our total revenue in 2007, 2006 and 2005, respectively, was generated by the HMO.

We manage the PSN and HMO as separate business segments. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups, the nature of the services provided, and benefits. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, goodwill and certain other assets and liabilities to our segments. Our segments do share overhead costs.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Metropolitan Health Networks, Inc., and subsidiaries that we control. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The areas involving the most significant use of estimates are medical expenses payable, premium revenue, the impact of risk sharing provisions related to our Humana and Medicare contracts, amounts in dispute with Humana, the future benefit of our deferred tax asset and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events. We adjust these estimates each period as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted. Actual results may ultimately differ materially from those estimates.

Revenue

Revenue is primarily derived from risk-based health insurance arrangements in which the premium is fixed and is paid to us on a monthly basis. We assume the economic risk of funding our customers’ health care services and related administrative costs. Premium revenue is recognized in the period in which eligible individuals are entitled to receive health care services. Because we have the obligation to fund the medical expenses, we recognize gross revenue and medical expenses for these contracts in our consolidated financial statements. We record health care premium payments received in advance of the service period as unearned premiums.

CMS periodically retroactively adjusts the premiums paid to us based on the updated health status of participants (known as a medical risk adjustment or “MRA” score). The factors considered in this update include changes in demographic factors, risk scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program. We record an estimate of the retroactive MRA score premium adjustments that we expect to receive in subsequent periods for both the HMO and PSN. However, there can be no assurance that our estimate of the retroactive risk score premium adjustment receivable will not be materially different than the amount ultimately approved by CMS.

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

Our PSN’s wholly owned medical practices also provide medical care to non-Humana customers on a fee-for-service basis. These services are typically billed to patients, Medicare, Medicaid, health maintenance organizations and insurance companies. Fee-for-service revenue is recorded at the net amount expected to be collected from the patient or from the insurance company paying the bill. Often this amount is less than the charge that is billed and such discounts reduce the revenue recorded.

Investment income is recorded as earned and is included in other income.

Medical Expense and Medical Claims Payable

Medical expenses for both the PSN and HMO are recognized in the period in which services are provided and include an estimate of our obligations for medical services that have been provided to our customers but for which we have neither received nor processed claims, and for liabilities for physician, hospital and other medical expense disputes. We develop estimates for medical expenses incurred but not reported using an actuarial process that is consistently applied. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care provider contract rate changes, medical care consumption and other medical expense trends. The actuarial process and models develop a range for medical claims payable and we record to the amount in the range that is our best estimate of the ultimate liability. Each period, we re-examine previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability recorded in prior periods becomes more exact, we adjust the amount of the estimates, and include the changes in medical expense in the period in which the change is identified. In each reporting period, our operating results include the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our medical expenses payable are adequate to cover future claims payments required, such estimates are based on the claims experience to date and various assumptions. Therefore, the actual liability could differ materially from the amounts recorded.

Medical expense also includes, among other things, the expense of operating our wholly owned practices, capitated payments made to affiliated primary care physicians and specialists, hospital costs, outpatient costs, pharmaceutical expense and premiums we pay to reinsurers net of the related reinsurance recoveries. Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to customers. Pharmacy expense represents payments for customers’ prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when the rebates are earned according to the contractual arrangements with the respective vendors.

Both the HMO and PSN assume responsibility for the cost of all medical services provided to the customer. To the extent that customers require more frequent or expensive care than was anticipated, the revenue from Humana for the PSN, and CMS for the HMO, may be insufficient to cover the costs of care provided. When it is probable that expected future health care costs and maintenance costs will exceed the anticipated capitated revenue on the agreement, we would recognize a premium deficiency liability in current operations. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as future operating losses under these contracts are charged to the liability previously established. There are no premium deficiency liabilities recorded at December 31, 2007 or 2006 and because our contracts renew annually, we do not anticipate recording a premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

Cash, Cash Equivalents and Investments

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. From time to time, we maintain cash balances with financial institutions in excess of federally insured limits. Investments with maturities of less than one year are classified as short-term.

Accounts Receivable from Patients

Accounts receivable from patients represents amount due for medical services provided to individuals that are not customers of our HMO or PSN in our owned physician practices. Accounts receivable from patients are shown net of allowances for estimated uncollectible accounts.

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

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are charged to the asset accounts, while replacements, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense currently.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. At December 31, 2007, we are not aware of any indicators of impairment.

We calculate depreciation using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining term of the lease. The range of useful lives is as follows:

Medical equipment	5 - 7 years
Computer and office equipment	3 - 7 years
Furniture and equipment	5 - 7 years
Auto equipment	5 years
Leasehold improvements	3 years or term of lease

Investment

Our investment consists of an equity interest in a non-assessable reciprocal insurance organization through which we have renewed our malpractice insurance and is carried at cost. If impairment occurs that is not considered temporary, the investment will be written down to net realizable value. At December 31, 2007, we do not believe any impairment has been incurred in connection with this investment.

Deferred Tax Asset

Realization of our deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of our various net operating loss carry forwards. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and such changes could be material.

In the future, if we determine that we cannot, on a more likely than not basis, realize all or part of our deferred tax assets, an adjustment to establish a deferred tax asset valuation allowance would be charged to income in the period in which such determination is made.

Goodwill and Other Intangible Assets

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

We amortize intangible assets with determinable lives over 1 to 5 years.

SFAS No. 142 requires a two-step process to review intangible assets for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan, annual planning process, and the market value of our shares and metrics of comparable companies. Goodwill impairment tests completed for 2007, 2006 and 2005 did not result in an impairment loss.

Earnings Per Share

Net earnings per share, basic is computed by dividing net income by the weighted average number of common shares outstanding during the period. Net earnings per share, diluted reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Stock Based Compensation

Prior to January 1, 2006, we applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for our fixed-plan stock options. Under this method, compensation expense was recorded for fixed-plan stock options only if the current market price of the underlying stock exceeded the exercise price on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we had elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of these statements. Stock options issued to independent contractors or consultants were accounted for in accordance with SFAS No. 123 and expensed when issued.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method, therefore we have not restated prior period results. Under this method, stock-based compensation expense for 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the estimated fair value of the award at grant-date in accordance with the provisions of SFAS No. 123(R). We recognize these compensation costs net of an estimated forfeiture rate and recognize the compensation costs for only those shares expected to vest. We calculate the fair value of employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized using the graded-vesting attribution method over the vesting period of the stock options, which is generally up to four years. We estimated the forfeiture rate based on our historical experience.

As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before income taxes and net income for the year ended December 31, 2006, was approximately $736,000 and $459,000, respectively, lower than if we had continued to account for share-based compensation under Opinion 25.

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

Advertising Costs

Advertising expense was approximately $3,047,000, $3,254,000 and $2,669,000 for the years ended December 31, 2007, 2006 and 2005, respectively and is expensed as incurred.

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

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“Interpretation No. 48”). Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. As required by Interpretation No. 48, which clarifies SFAS Statement No. 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. We have considered the effects of the FASB Staff Position (“FSP”) amending Interpretation No. 48 and have considered this FSP as if it were adopted at the implementation date of Interpretation No. 48. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Reinsurance and Capitation

To mitigate our exposure to high cost medical claims, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  Our deductible per customer per year was $125,000 for the HMO for the first 6 months of 2007 and $150,000 thereafter, with a maximum benefit per customer per policy period of $1,000,000. For the PSN the deductibles for 2007 were $40,000 in South Florida and $140,000 in Central Florida, with a maximum benefit per customer per policy period of $1,000,000. The deductible for the PSN increased to $200,000 in Central Florida as of January 1, 2008.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, estimated medical expenses payable, due to CMS, and accrued expenses approximate fair value due to the short-term nature of these instruments.

Other Comprehensive Income

For all years presented, other than net income we had no comprehensive income items.

New Accounting Pronouncements

On December 4, 2007, the FASB issued FASB Statement No. 141(R) (“Statement No. 141(R)”) which replaces FASB Statement No. 141, Business Combinations (“Statement No. 141”).  Statement No. 141(R) fundamentally changes many aspects of existing accounting requirements for business combinations. It requires, among other things, the accounting for any entity in a business combination to recognize the full value of the assets acquired and liabilities assumed in the transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. Statement No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Statement No. 141(R) retains the guidance in Statement No. 141 for identifying and recognizing intangible assets separately from goodwill. If we enter into any business combination after the adoption of Statement No. 141(R), a transaction may significantly impact our financial position and earnings, but not cash flows, compared to acquisitions prior to the adoption of Statement No. 141(R). The adoption of Statement No. 141(R) is effective beginning in 2009 and both early adoption and retrospective application is prohibited.

In September 2006, SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value pursuant to generally accepted accounting principles, and expands disclosures about fair value measurements was issued. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was to be effective for fiscal years beginning after November 15, 2007 however; the portion of SFAS No. 157 related to non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), has been deferred . We do not anticipate a significant impact on our financial position, earnings or cash flows upon adoption.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, was issued in February 2007. SFAS No. 159 allows entities to voluntarily choose to measure many financial assets and financial liabilities at fair value through earnings.  Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year SFAS No. 159 is adopted.  SFAS No. 159 is effective as of the beginning of fiscal years starting after November 15, 2007.  We do not anticipate a significant impact on our financial position, earnings or cash flows upon adoption.

Also in December 2007, FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51 (Statement 160”), was issued by the FASB. Statement No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of Statement No. 141(R), Business Combinations.  Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of Statement No. 160 is not expected to have any impact on our financial statements.

NOTE 3 – PHYSICIAN PRACTICES

Effective July 31, 2007, the PSN acquired certain assets of one of our contracted independent primary care physician practices in the Central Florida market for approximately $875,000, plus transaction costs of approximately $91,000. The acquisition price was paid in cash and a note payable of $375,000. The note is payable in 6 equal installments and is included in accrued expenses. This transaction has been accounted for under the purchase method of accounting. The purchase price has been allocated as follows:

Goodwill	$594,000
Patient base	142,000
Non-compete agreement	116,000
Medical equipment	114,000
$966,000

The patient base is being amortized over one year and the non-compete agreement is being amortized over a 3 year period.

Effective December 1, 2007, the PSN assumed responsibility for managing the health care of approximately 1,000 Humana Medicare Advantage customers in South Florida. The 1,000 Humana Medicare Advantage customers were being treated at three physician practices, not affiliated with the PSN, with five locations in Broward and Palm Beach Counties. In connection with this transaction, we assumed liabilities of approximately $1.4 million. The related contract acquisition cost is being amortized over 5 years.

In addition, the PSN opened a medical center in its Central Florida market on December 1, 2007.

NOTE 4 - MAJOR CUSTOMERS

Humana

Our PSN receives a monthly fee from Humana for each Humana customer that chooses a physician that the PSN owns or has contracted with as her or his primary care physician. The fixed monthly fee the PSN receives to cover the medical care required of that customer is typically based on a percentage of the premium received by Humana from CMS. Fees received by the PSN under these Humana Agreements are reported as revenue. During 2006, CMS approved a retroactive increase in the PSN’s MRA score for 2004 and 2005 which resulted in retroactive payments in 2006 from Humana. The retroactive payment increased 2006 revenue by $809,000. The PSN received no retroactive premiums in 2007 for 2006 that significantly impacted 2007 revenue. Revenue from Humana accounted for approximately 79.7%, 86.9%, and 97.8% of our total revenue in 2007, 2006 and 2005, respectively.

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

CMS

The HMO provides services to Medicare beneficiaries pursuant to the Medicare Advantage program. Under our agreement with CMS, the HMO is paid a fixed capitation payment each month based on the number of customers and adjusted for demographic and health risk factors. Inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs are also considered in the calculation of the fixed capitation payment by CMS. The initial term of the CMS contract has been renewed to December 31, 2008 and is subject to annual renewal at the election of CMS. Amounts payable under Medicare Advantage arrangements are subject to annual revision by CMS.

In 2007, the HMO received from CMS a retroactive adjustment for the final MRA increase for 2006 premiums paid by CMS to the HMO of $575,000. This amount is $340,000 higher than our recorded estimate at December 31, 2006 of $235,000. The $340,000 was recorded in revenue in 2007. In 2006, CMS retroactively approved increases in the MRA score for 2005 of $53,000. Premium revenue for the HMO was approximately 19.8%, 12.4% and 1.5% of our total revenue in 2007, 2006 and 2005, respectively.

NOTE 5 - DUE TO/FROM HUMANA

Amount due to/from Humana consisted of the following:

	December 31,
	2007	2006
Due from Humana	$19,665,000	$20,681,000
Due to Humana	(20,418,000)	(16,089,000)
	(753,000)	4,592,000
Allowance for doubtful accounts	-	(1,621,000)
Total Due (To)/ From Humana	$(753,000)	$2,971,000

Under our Agreements with Humana we have the right to offset amounts owed to us with amounts we owe to Humana.

During 2005, the PSN incurred approximately $4.0 million of medical expenses related to the implantation of certain Implantable Automatic Defibrillators (“AICD”). CMS has directed that the costs of certain of these procedures that meet 2005 eligibility requirements be paid by CMS rather than billed to Medicare Advantage plans. At December 31, 2005, we had estimated a recovery for AICD claims we had paid at December 31, 2005 of approximately $2.2 million, which was recorded as a reduction of medical expenses in 2005. During 2006, we continued to work with Humana to make certain that these cases met the eligibility criteria for payment by CMS. As a result of this effort, during 2006 we collected approximately $260,000 of this amount and recorded a charge of $1.6 million to direct medical expenses to reflect management’s concern about the ultimate collectibility of this amount in light of, among other things, revised guidance by CMS regarding its reimbursement policies. At December 31, 2006 we estimated future recoveries of approximately $270,000 related to AICDs implanted in 2005. During 2007, the remaining balance of approximately $270,000 was written off to direct medical expenses.

NOTE 6 - ESTIMATED MEDICAL EXPENSES PAYABLE

Activity in estimated medical expenses payable is as follows:

	Year Ended December 31,
	2007	2006	2005

Balance at beginning of year	$16,929,000	$13,144,000	$10,947,000
Incurred related to:
Current year	190,798,000	166,003,000	129,659,000
Prior years	1,427,000	1,009,000	964,000
Total incurred	192,225,000	167,012,000	130,623,000
Paid related to:
Current year	(169,736,000)	(149,073,000)	(116,515,000)
Prior years	(18,208,000)	(14,154,000)	(11,911,000)
Total paid	(187,944,000)	(163,227,000)	(128,426,000)

Balance at end of year	$21,210,000	$16,929,000	$13,144,000

Estimated medical expenses payable for the PSN and HMO are as follows:

	December 31,
	2007	2006	2005
Estimated Medical Expenses Payable
PSN	$14,193,000	$12,185,000	$12,450,000
HMO	7,017,000	4,744,000	694,000
	$21,210,000	$16,929,000	$13,144,000

At December 31, 2007, we determined that the range for estimated medical expenses payable for the PSN was between $14.3 million and $15.4 million and we recorded a liability at the actuarial mid-range of $14.7 million. This amount is included within the due to Humana in the accompanying consolidated balance sheets.

At December 31, 2007, we estimated that the range for estimated medical claims payable for the HMO was between $7.0 million and $7.9 million and we recorded a liability of $7.0 million. Based on historical results, we believe that, for the HMO, this amount represents the best estimate of the ultimate liability.

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. In 2007, 2006 and 2005, the amount of claims paid subsequent to the end of the year exceeded the amount of liability that had been accrued for payment of these claims at year end. When claims exceed the amount accrued this is known as unfavorable claims development and increases the medical expenses in the following year. Favorable claims development occurs when claims paid are less than the amount accrued at the end of the year and this results is lower medical expenses in the following year.

The estimated medical expenses payable at December 31, 2006 ultimately settled during 2007 for $1.4 million more than the amounts originally estimated with $2.1 million of unfavorable development of this amount related to the PSN and $638,000 of favorable development related to the HMO. This represents 0.6% of total medical expenses recorded in 2007.

The estimated medical expenses payable at December 31, 2005 ultimately settled during 2006 for $1.0 million more than the amounts originally estimated. This represents .5% of medical claim expenses recorded in 2006. The $1.0 million change in the amount incurred related to years prior to 2006 and was a result of unfavorable developments in our medical claims expense, with $740,000 related to the PSN and $260,000 related to the HMO.

Estimated medical expenses payable at December 31, 2004 ultimately settled during 2005 for $964,000 more than the amount originally estimated. This amount represents 1.0% of medical claim expenses recorded in 2005. This difference resulted primarily from unfavorable developments in our medical claims expense within the PSN.

We maintain our stop loss insurance with a commercial insurance company. Included in medical expense for 2007, 2006 and 2005 was stop loss premium expense of $2.6 million, $2.5 million, and $1.9 million and stop loss recoveries of $1.4 million, $1.0 million, and $504,000, respectively.

NOTE 7 - PRESCRIPTION DRUG BENEFITS UNDER MEDICARE PART D

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

The payment our HMO receives monthly from CMS for coverage under Medicare Part D (the "CMS Payment") generally represents the HMO's bid amount for providing Part D insurance coverage. We recognize premium revenue for the HMO's provision of Part D insurance coverage ratably over the term of the CMS contract. However, the ultimate amount of the CMS Payment is subject to 1) risk corridor adjustments and 2) subsidies provided by CMS in order for the HMO and CMS to share the risk associated with financing the ultimate costs of the Medicare Part D benefit.

The CMS payment is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the prescription drug benefit costs estimated by the HMO in making its bid to CMS (the "Estimated Costs") to actual incurred prescription drug benefit costs (the "Actual Costs"). For 2006 and 2007, in accordance with federal regulations, the HMO bore all gains and losses that fall within 2.5% of its Estimated Costs. To the extent the Actual Costs exceed the Estimated Costs by more than 2.5%, CMS may make additional payments to the HMO. Conversely, to the extend the Estimated Costs exceed the Actual Costs by more than 2.5%, the HMO may be required to refund to CMS a portion of the CMS Payment. Actual Costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS standard benefit plan. We estimate and recognize an adjustment to premium revenue from CMS related to the risk corridor payment adjustment based upon pharmacy claims experience to date as if the CMS contract were to end at the end of each reporting period. Accordingly, this estimate does not take into consideration projected future pharmacy claims experience. It is reasonably possible that this estimate could change in the near term by an amount that could be material. Since these amounts represent additional premium or premium that is to be returned, any adjustment is recorded as an increase or decrease to revenue. The final settlement for the Part D program occurs in the subsequent year. We record a receivable/payable in our financial statements for this amount.

Certain subsidies represent reimbursements from CMS for claims the HMO paid even though it is not ultimately required to bear the risk in connection with such claims. These include federally reinsured claims where an HMO customer's actual drug spending reaches Part D's annual catastrophic threshold and certain deductible, coinsurance and co-payment amounts for low-income beneficiaries. We account for these subsidies as current liabilities in our consolidated balance sheets and as an operating activity in our consolidated statements of cash flows. We do not recognize premium revenue or claims expense for these subsidies.

The HMO recognizes pharmacy benefit costs as incurred. The HMO has subcontracted the pharmacy claims administration to a third party pharmacy benefit manager.

We also receive Medicare Part D revenue pursuant to the applicable percent of premium provided for in the Humana Agreements. As with the HMO, we estimate the pharmacy benefit costs as such costs are incurred by the PSN. With regards to the estimated amount of any risk corridor adjustments, we have utilized estimates provided to us by us and have performed a separate actuarial study of any risk corridor adjustments. We have adjusted our premium revenue based on these estimates. It is reasonably possible that this estimate could change in the near term by an amount that could be material.

In October 2007, CMS notified the HMO that the HMO owed CMS approximately $2.7 million for excess Part D premium payments in 2006. At December 31, 2006, the HMO had accrued approximately $2.7 million for this refund. The monies were recouped by CMS in the fourth quarter of 2007. The estimated refund for 2007 is included in the Due to CMS account in the accompanying consolidated balance sheet as of December 31, 2007.

At December 31, 2006, the PSN had recorded a liability for the estimated 2006 Part D settlement. Based upon CMS’ final determination in October 2007 of Part D costs incurred by the PSN in 2006, we recorded additional revenue in the third quarter of 2007 of approximately $1.0 million, representing the amount by which our 2006 year-end estimated Part D refund liability exceeded the final amount. The PSN includes the estimated Part D refund liability for 2007 in the Due to/from Humana account in the accompanying consolidated balance sheet as of December 31, 2007.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2007	2006
Medical Equipment	$90,000	$74,000
Furniture and Equipment	551,000	505,000
Leasehold Improvements	2,088,000	1,771,000
Computers and Office Equipment	1,699,000	1,425,000
Other	22,000	61,000
	4,450,000	3,836,000
Less Accumulated Depreciation and Amortization	(2,269,000)	(1,561,000)
	$2,181,000	$2,275,000

Depreciation and amortization of property and equipment totaled approximately $843,000, $554,000, and $345,000 in 2007, 2006, and 2005, respectively.

During 2006, we disposed of fully depreciated fixed assets with historical costs of $1,203,000.

NOTE 9 - LINE OF CREDIT

In 2006 and 2007 we had an unsecured one year commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $1.0 million. The line of credit currently expires on March 31, 2008. The outstanding balance bears interest at the bank’s prime rate (7.25%) and should we borrow against this line of credit, the credit facility requires us to comply with certain financial covenants, including a minimum liquidity requirement. The availability under the line of credit secures a $1.0 million letter of credit that is issued in favor of Humana. We did not use this commercial line of credit in 2007 or 2006.

NOTE 10 - RESTRUCTURING EXPENSES AND SEPARATION

As part of our continuing efforts to enhance our profitability, in July 2007, we implemented a restructuring plan designed to reduce costs and improve operating efficiencies. The restructuring plan, which was completed by the end of August 2007, resulted in the closure of two of the HMO’s office locations, one PSN medical practice (the “PSN Practice”), and a workforce reduction involving 16 employees. In connection with this plan, we recorded approximately $584,000 of restructuring costs during the third quarter of 2007 including approximately $147,000 for severance payments, approximately $365,000 for continuing lease obligations on closed locations and approximately $72,000 for the write-off of certain leasehold improvements and equipment. During the third quarter of 2007, we made cash payments related to the restructuring of $191,000. The severance payments and continuing lease obligations will result in additional future cash expenditures. We believe that the restructuring will enable us to reduce our related operating expenses by approximately $1.2 million per annum, with no or limited impact on the HMO’s and PSN’s ability to serve their existing customers. At the time of its closure on July 31, 2007, the PSN Practice served approximately 450 customers in South Florida, all of which were moved to other providers outside of the PSN. Prior to its closing on July 31, the PSN practice generated approximately $2.6 million of revenue in 2007 and had a negative gross margin. Of the $583,000 restructuring charge, approximately $400,000 relates to the HMO with the balance of $183,000 associated with the PSN.

 Severance payments associated with the restructuring were substantially paid in 2007. Certain cash payments associated with lease terminations are expected to be paid over the remaining lease terms.

A summary of the restructuring activity during 2007 is as follows:

Restructuring costs accrued in 2007	$584,000
Cash paid in 2007	(189,000)
Fixed assets disposed of	(110,000)
Balance at December 31, 2007	$285,000

On April 9, 2007 (the “Separation Date”), we entered into a mutually agreeable separation agreement (the “Separation Agreement”) with the individual who served as our President and Chief Operating Officer until the Separation Date. Under the Separation Agreement, we agreed, among other things, to provide this individual with her base salary, to allow her to participate in certain of our benefit programs and to provide her with an automobile and mobile phone allowance for twelve months following the Separation Date. Under the Separation Agreement, this individual has agreed to be bound by restrictive covenants regarding, among other things, non-competition with us for a one-year period, non-solicitation of our employees for a two-year period and confidentiality. In the second quarter of 2007, we accrued approximately $500,000 related to the amount payable under the Separation Agreement and the value of certain options held by this individual that, in accordance with their terms, became fully vested on the Separation Date, subject to a three-month exercise period.

On June 26, 2007, we entered into an agreement with this individual to repurchase for $10,000 options she held to purchase 800,000 shares of our common stock with an exercise price of $1.83 per share. This amount has been reflected as a reduction of additional paid-in capital.

NOTE 11 - INCOME TAXES

The components of the provision for income taxes are as follows:

	December 31
	2007	2006	2005
Current
Federal	$165,000	$24,000	$-
State	-	-	-
Deferred
Federal	2,915,000	299,000	1,253,000
State	447,000	30,000	215,000
Income Tax Expense	$3,527,000	$353,000	$1,468,000

A reconciliation of the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes with our income tax expense is as follows:

	For the years ended December 31,
	2007	2006	2005
Statutory federal tax	$3,304,000	$281,000	$1,309,000
State income taxes, net of federal income tax benefit	291,000	30,000	140,000
Permanent differences and other	(68,000)	42,000	19,000
Income tax expense	$3,527,000	$353,000	$1,468,000

Deferred tax assets are as follows:

DEFERRED TAX ASSETS:

	As of December 31,
	2007	2006

Allowances for doubtful accounts	$285,000	$297,000
Net operating loss carryforward	2,182,000	6,130,000
Stock-based compensation expense	495,000	277,000
Accrued expenses	395,000	336,000
Depreciation and amortization	342,000	250,000
Deferral of HMO start-up costs	490,000	-
Alternative minimum tax Carryforward	380,000	-
Other, net	(260,000)	77,000
Total deferred tax assets	$4,309,000	$7,367,000

Deferred income taxes - current	$2,906,000	$1,600,000
Deferred income taxes - noncurrent	1,403,000	5,767,000
	$4,309,000	$7,367,000

SFAS No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative (including, among others, projections of future taxable income, net operating loss carryforwards and our profitability in recent years), we determined that future realization of our deferred tax assets was more likely than not and, accordingly, we have not recorded a valuation allowance. In the event we determined that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to establish a deferred tax asset valuation allowance would be charged to income in the period such determination is made.

As a result of the adoption of Interpretation No. 48 in 2007, we derecognized certain deferred tax assets totaling approximately $437,000, which was accounted for as an addition to the accumulated deficit at January 1, 2007. Also in 2007, we recognized a tax benefit of $177,000, which reduced our income tax expense, upon the expiration of the statute of limitations applicable to the tax years during which the benefits were generated.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$437,000
Additions for tax positions of prior years	-
Reductions as a result of lapse of applicable statute of limitations	(177,000)
Balance at December 31, 2007	$260,000

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

The Internal Revenue Service is presently examining our 2005 Federal income tax return. We do not expect to recognize a significant change to the total amount of unrecognized tax benefit as a result of the examination. Tax years subsequent to 2003 remain subject to federal and state examination.

We recognize interest related to unrecognized tax benefits in interest expense, which is included in other income (expense) in the condensed consolidated statements of income, and penalties in operating expenses for all periods presented. Interest of $25,000 has been accrued for 2007. No penalties have been accrued in any period presented.

The amount of unrecognized tax benefits at December 31, 2007, includes $260,000 of unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate.

In, 2007, 2006 and 2005, tax benefits of $526,000, $240,000, and $1,179,000, respectively, were recorded directly to equity as a result of the exercise of non-qualified stock options.

At December 31, 2007, we had net operating loss carryforwards of approximately $6.2 million expiring in various years through 2025.

During 2006, we adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. We have determined that in 2004 we had included in our operating loss carry forward a tax benefit of approximately $513,000 that related to a subsidiary that had previously been liquidated. As a result of the prior liquidation of this subsidiary, the losses related to that subsidiary were not available to us and should not have been included in our deferred tax benefit when that benefit was realized in 2004 as a result of a reduction of the valuation allowance. We evaluated this matter using both the balance sheet (iron curtain) and income statement (rollover) approaches and concluded that the impact of this error was not material in 2004 and 2005. We have determined that the impact of correcting this misstatement is material in 2006 and, therefore, as allowed by SAB 108, we have recorded this as a cumulative effect change in the Consolidated Statements of Changes in Stockholders’ Equity.

NOTE 12 - STOCKHOLDERS' EQUITY

As of December 31, 2007 and 2006, we had designated 10,000,000 preferred shares as Series A Preferred Stock, par value $.001, of which 5,000 were issued and outstanding. Each share of Series A Preferred Stock has a stated value of $100 and pays dividends equal to 10% of the stated value per annum. At December 31, 2007 and 2006, the aggregate and per share amounts of cumulative dividend arrearages were approximately $516,667 ($103 per share) and $466,667 ($93 per share), respectively. Each share of Series A Preferred Stock is convertible into shares of common stock at the option of the holder at the lesser of 85% of the average closing bid price of the common stock for the ten trading days immediately preceding the conversion or $6.00. We have the right to deny conversion of the Series A Preferred Stock at which time the holder shall be entitled to receive, and we shall pay, additional cumulative dividends at 5% per annum together with the initial dividend rate to equal 15% per annum. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock shall be entitled to receive a liquidating distribution before any distribution may be made to holders of our common stock. We have the right to redeem the Series A Preferred Stock at a price equal to 105% of the price paid for the shares. The Series A Preferred Stock has no voting rights. Through December 31, 2007, none of the holders of our Series A Preferred Stock have converted any shares to common stock.

We have also designated 7,000 shares of preferred stock as Series B Preferred Stock, with a stated value of $1,000 per share. No shares of series B preferred stock have been issued.

In connection with the 2006 bonus plan, during 2007, we issued 193,500 restricted shares and options to purchase 482,500 shares of common stock to employees. The restricted shares vest in equal annual installments over a four year period from the date of grant. The options, which vest in equal annual installments over a four year period from the date of grant, have an exercise price equal to the closing price of our common stock on the day preceding the grant date. Compensation expense related to the restricted stock and options is recognized ratably over the vesting period.

During the 2007 third quarter, we also issued options to a consultant to purchase 100,000 shares of our common stock. These options, which fully vest on December 31, 2007 and expire on June 30, 2008, have an exercise price equal to the closing price of our common stock on the day preceding the grant date. The expense related to the restricted options is recognized ratably over the vesting period. In January 2008, the expiration date of these options was extended to September 30, 2008.

In addition, during 2007, we awarded an aggregate of 157,296 restricted shares of our common stock and options to purchase 78,648 shares of our common stock to the non-employee members of our Board of Directors. The options have an exercise price equal to the closing price of our common stock on the day preceding the grant date. These restricted shares and stock options are scheduled to vest on the first anniversary of the date of grant. Compensation expense related to the restricted shares and stock options is recognized ratably over the vesting period.

Shares reserved for future issuance at December 31, 2007 are as follows:

Number of Shares
Share Issuable Upon the Exercise of Stock Options	3,887,000
Shares Issuable Upon the conversion of Preferred Stock	355,000
Total	4,242,000

NOTE 13 - STOCK -BASED COMPENSATION

As of December 31, 2007, we had three nonqualified stock option plans, the 2001 Stock Option Plan, the Supplemental Stock Option Plan, and the Omnibus Equity Compensation Plan (together the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. A total of 6,000,000 shares of our common stock are authorized for issuance pursuant to awards granted under the Omnibus Equity Compensation Plan. Total compensation cost that has been charged against income in 2007 and 2006 for the Plans was $588,000 and $736,000, respectively.

We believe that stock option awards better align the interests of our employees with those of our shareholders. Option awards are generally granted with an exercise price equal to the closing market price of our common stock on the date preceding the grant date, generally vest ratably over 4 years of continuous service and generally expire 10 years after the date of the grant. The options provide for accelerated vesting if there is a change in control as defined by the Plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. Because this option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are primarily based on implied volatilities from the historical volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model. The expected terms of the options granted represent the period of time that option grants are expected to be outstanding based on historical data; the range given below results from certain groups of employees exhibiting different behavior. The risk free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Year Ended December 31,
	2007	2006	2005
Risk Free Interest Rate	4.53% - 4.92%	4.56% - 4.99%	2.82% - 4.43%
Expected Option Life (in years)	1 - 4.5	2 - 4.5	1 - 4.5
Expected Volatility	50%	50%	50%

A summary of option activity under the Plans and the changes during the year ended December 31, 2007 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	5,235,511	$1.52	5.60	$8,555,339
Granted during 2007	661,148	$1.68
Exercised	(915,872)	$0.57
Forfeited	(852,497)	$2.38
Expired	(241,228)	$4.32
Outstanding at December 31, 2007	3,887,062	$1.53	5.84	$3,400,883
Vested or expected to vest at December 31, 2007	3,699,592	$1.51	5.7	$3,268,873
Exercisable at December 31, 2007	2,637,264	$1.34	4.53	$2,797,790

The weighted average grant date fair value of options grants during the years 2007, 2006 and 2005 was $0.60, $0.84, and $0.88, respectively. The fair value of non vested options is determined based on the opening trading price of our shares at grant date. The aggregate intrinsic value of options exercised in 2007 and 2006 was approximately $1.4 million and $749,000, respectively.

A summary of the status of our non vested options as of December 31, 2007 and changes during the year then ended is presented below:

Non Vested Options	Shares	Weighted Average Grant Date Fair Value
Non vested at Janaury 1, 2007	1,703,837	$0.96
Granted	661,148	$0.60
Vested	(1,083,925)	$0.84
Forfeited	(31,262)	$0.86
Non vested at December 31, 2007	1,249,798	$0.84

As of December 31, 2007, there was $463,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of options vested during the year ended December 31, 2007 and 2006 was $910,000 and $769,000, respectively.

Cash received from option exercises under all share based payment arrangements for the years ended December 31, 2007 and 2006 was $507,000 and $137,000, respectively. A tax benefit of $526,000 and $240,000 was realized from option exercise of the share-based payment arrangements in 2007 and 2006, respectively.

It is our policy to issue new shares to satisfy share option purchases.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123 to options granted under our Plans in all periods presented prior to the adoption of Statement No. 123(R). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

For the Year Ended December 31,
2005
Net income, as reported	$2,381,743
Less: Total stock-based employee compensation
expense determined using the fair value
method, net of related tax	(967,904)
Adjusted net income	$1,413,839

Earnings per share:
Basic, as reported	$0.05
Basic, pro forma	$0.03
Diluted, as reported	$0.05
Diluted, pro forma	$0.03

NOTE 14 - EARNINGS PER SHARE

The following table sets forth the computations of earnings per share, basic and earnings per share, diluted:

	For the Years Ended December 31,
	2007	2006	2005
Net Income	$5,913,998	$472,561	$2,381,743
Less: Preferred stock dividend	(50,000)	(50,000)	(50,000)
Income available to common shareholders	$5,863,998	$422,561	$2,331,743
Denominator:
Weighted average common shares outstanding	50,573,349	50,032,555	48,975,803
Basic earnings per common share	$0.12	$0.01	$0.05

Income available to common shareholders	$5,863,998	$422,561	$2,331,743

Denominator:
Weighted average common shares outstanding	50,573,349	50,032,555	48,975,803
Common share equivalents of outstanding stock:
Nonvested stock	172,184	-	-
Options and warrants	1,050,652	1,440,061	2,031,593
Weighted average common shares outstanding	51,796,185	51,472,616	51,007,396
Diluted earnings per common share	$0.11	$0.01	$0.05

Securities that would potentially dilute earnings per share, basic in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. The anti-dilutive securities consist of the following:

•
Options where the exercise price exceeds the average stock price for the year are considered antidilutive and are excluded form the above calculation. These options totaled 636,225 in 2007, 557,275 in 2006, and 973,325 in 2005. The weighted average exercise price of these options was $2.65 in 2007, $4.10 in 2006, and $3.49 in 2005.

•	The Series A preferred stock.

NOTE 15 - STATUTORY CAPITAL REQUIREMENTS

The HMO is required to maintain statutory minimum net worth requirements established by the Florida State Office of Insurance Regulation. At December 31, 2007, the statutory minimum net worth requirement was approximately $4.7 million and the HMO’s actual statutory net worth was approximately $3.2 million. Prior to March 31, 2008 we will transfer $1.5 million to the HMO in compliance with applicable statutory requirements. At December 31, 2007, the statutorily restricted cash and cash equivalents were $13.0 million, including the $1.5 million transferred subsequent to year end. The HMO is restricted from making dividend payments without appropriate regulatory notifications and approvals or to the extent such dividends would put them out of compliance with statutory capital requirements. At December 31, 2007, all of the HMO’s cash and cash equivalents are subject to these dividend restrictions. Statutorily restricted cash is available for us to pay the liabilities of the HMO. The difference between the GAAP and statutory deficit is primarily related to certain assets of the HMO, such as specific accounts receivables of $376,000 and fixed assets of $550,000 that are not admitted assets for statutory purposes. For GAAP the HMO has a positive net worth of approximately $3.9 million.

Included in other assets in the accompanying consolidated balance sheets is a statutorily required $500,000 deposit with the Florida State Office of Insurance Regulation.

NOTE 16 - EMPLOYEE BENEFIT PLAN

We have adopted a tax qualified employee savings and retirement plan covering our eligible employees, the Metropolitan Health Network 401(k) Plan (the “401(k) Plan”). The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code (the “Code”) and contains a feature described in Code Section 401(k) under which a participant may elect to reduce their taxable compensation by the statutorily prescribed annual limit of $15,000 (for the year ended December 31, 2007). Under the 401(k) Plan, new employees are eligible to participate after three consecutive months of service. At our discretion, we may make a matching contribution and a non-elective contribution to the 401(k) Plan. We expensed approximately $100,000, $148,000, and $125,000 for purposes of making matching contributions for the 2007, 2006, and 2005 plan years, respectively. The rights of the participants in the 401(k) Plan to our contributions do not fully vest until such time as the participant has been employed by us for three years.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Leases

We lease office and medical facilities under various non-cancelable operating leases. Approximate future minimum payments under these leases for the years subsequent to December 31, 2007 are as follows:

			Less
			Sublease	Net Minimum
	Buildings	Equipment	Amount	Payment
2008	$1,152,000	$277,000	$110,000	$1,319,000
2009	1,106,000	244,000	114,000	1,236,000
2010	1,052,000	213,000	117,000	1,148,000
2011	809,000	174,000	120,000	863,000
2012	543,000	98,000.00	93,000	548,000
Thereafter	1,446,000	-	-	1,446,000
Total	$6,108,000	$1,006,000	$554,000	$6,560,000

The renewal options on the leases range from 3 to 5 years and contain escalation clauses of up to 5%. Rental expense for 2007, 2006, and 2005 was $1.9 million, $1.9 million, and $1.4 million, respectively.

In connection with the sale of the pharmacy division in 2004, we have subleased pharmacy facilities to the purchaser of the pharmacy division. In the event of such purchaser’s default, we could potentially be responsible to fulfill these lease commitments.

Administrative Services Agreement

In 2005 we engaged a third party service provider (the “service provider”) to provide various administrative and management services to the HMO, including, but not limited to, claims processing and adjudication, certain management information services, regulatory reporting and customer services pursuant to the terms of an Administrative Services Agreement (the “Services Agreement”). The initial term of the Services Agreement is for five years expiring on June 30, 2010 and thereafter is automatically renewable for additional one-year terms unless terminated by either party for any reason upon 180 days notice. We compensate the service provider for its management services based upon the number of enrolled customers in the HMO subject to monthly minimum payments. The minimum monthly fee was $25,000 per month through June 30, 2006 and increased to $60,000 per month for the remaining term of the Service Agreement. In addition, the service provider is compensated for providing additional programming services on an hourly basis. During 2007, 2006 and 2005, we paid an aggregate of $1.2 million, $751,000 and $487,000 for services in accordance with the Services Agreement.

Litigation

On March 13, 2007, a complaint was filed by Mr. Noel Guillama, who served as our President, Chairman of the Board and Chief Executive Officer from January 1996 through February 2000, in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, naming us as a defendant.  The dispute involves 1,500,000 restricted shares of common stock issued to Mr. Guillama in connection with his personal guarantee of a Company line of credit in 1999.   We repaid the line of credit and expected, based on documentation signed by Mr. Guillama, the 1,500,000 shares issued as collateral to be returned to us.  Mr. Guillama alleges that we have breached an agreement to remove the transfer restrictions from these shares and is seeking damages for breach of contract and specific performance.  We believe this lawsuit is without merit and intend to assert an appropriate defense.  We filed a motion to dismiss the complaint in May 2007.  The case has been dormant since we filed our motion. These shares have not been reflected as issued or outstanding in the accompanying consolidated balance sheets or in the computations of earnings per share.

We are also a party to certain other claims arising in the ordinary course of business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or the results of our operations.

NOTE 18 - SEGMENTS

We operate in two segments for purposes of presenting financial information and evaluating our performance, the Provider Service Network (the “PSN”) (managed care and direct medical services) and the HMO. The HMO division began operations July 2005.

YEAR ENDED DECEMBER 31, 2007	PSN	HMO	Total
Revenue from external customers	$222,512,000	$55,065,000	$277,577,000
Interest income		651,000	651,000
Depreciation and amortization	319,000	315,000	634,000
Segment profit (loss) before allocated overhead and income taxes	29,228,000	(10,463,000)	18,765,000
Allocated corporate overhead	4,668,000	4,657,000	9,325,000
Segment profit (loss) after allocated overhead and before income taxes	24,560,000	(15,120,000)	9,440,000
Segment assets	31,193,000	17,022,000	48,215,000

Included in allocated corporate overhead in 2007 was approximately $10,052,000 of operating costs, inclusive of depreciation and amortization of approximately $318,000. This amount was reduced by interest income of approximately $745,000. Corporate assets are approximately $5,596,000.

YEAR ENDED DECEMBER 31, 2006	PSN	HMO	Total
Revenue from external customers	$199,981,000	$28,235,000	$228,216,000
Interest income	-	424,000	424,000
Depreciation and amortization	224,000	152,000	376,000
Segment profit (loss) before allocated overhead and income taxes	19,884,000	(11,700,000)	8,184,000
Allocated corporate overhead	4,049,000	3,309,000	7,358,000
Segment profit (loss) after allocated overhead and before income taxes	15,835,000	(15,009,000)	826,000
Segment assets	18,070,000	15,131,000	33,201,000

Included in allocated corporate overhead in 2006 was approximately $8,003,000 of operating costs, inclusive of depreciation and amortization of approximately $178,000. This amount was reduced by interest income of approximately $633,000. Corporate assets are approximately $8,640,000.

YEAR ENDED DECEMBER 31, 2005	PSN	HMO	Total
Revenue from external customers	$180,940,000	$2,825,000	$183,765,000
Interest (expense) income	(3,000)	75,000	72,000
Depreciation and amortization	60,000	16,000	76,000
Segment profit (loss) before allocated overhead and income taxes	15,488,000	(6,599,000)	8,889,000
Allocated corporate overhead	3,268,000	1,771,000	5,039,000
Segment profit (loss) after allocated overhead and before income taxes	12,220,000	(8,370,000)	3,850,000
Segment assets	18,006,000	6,644,000	24,650,000

Included in allocated corporate overhead in 2005 was approximately $5,587,000 of operating costs, inclusive of depreciation and amortization of $279,000. This amount was adjusted by interest income of $374,000. Corporate assets were approximately $8,465,000.

NOTE 19 - VALUATION AND QUALIFYING ACCOUNTS

Activity in our Valuation and Qualifying Accounts consists of the following:

	Years Ended December 31,
	2007	2006	2005
Allowance for doubtful trade accounts - continuing
operations:
Balance at beginning of period	$601,000	$556,000	$2,921,000
Charged to costs and expenses	282,000	119,000	-
Increase (Deductions - accounts written off)	(269,000)	(74,000)	(2,365,000)
Balance at end of period	$614,000	$601,000	$556,000

Allowance for note receivable:
Balance at beginning of period	$143,000	$161,000	$200,000
Charged to costs and expenses	-	-	-
Increase (Deductions - accounts written off)	-	(18,000)	(39,000)
Balance at end of period	$143,000	$143,000	$161,000

Allowance for AICD receivable:
Balance at beginning of period	$1,621,000	$-	$-
Charged to costs and expenses	267,000	1,621,000	-
Increase (Deductions - accounts written off)	(1,888,000)	-	-
Balance at end of period	$-	$1,621,000	-

(2)   Financial schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

Schedule I            Condensed Financial Information of Registrant

All other financial schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

METROPOLITAN HEALTH NETWORKS, INC.

EXHIBIT INDEX

Year Ended December 31, 2007

(3) Exhibits

3.1.	Articles of Incorporation, as amended (1)

3.2	Amended and Restated Bylaws (2)

10.1	Physician Practice Management Participation Agreement, dated August 2, 2001, between Metropolitan of Florida, Inc. and Humana, Inc. (3)

10.2.	Letter of Agreement, dated February 2003, between Metropolitan of Florida, Inc. and Humana, Inc. (4)

10.3.	Physician Practice Management Participation Agreement, dated December 1, 1998, between Metcare of Florida, Inc. and Humana, Inc.(5)

10.4.	Supplemental Stock Option Plan (6)

10.5.	Omnibus Equity Compensation Plan (7)

10.6.	Amended and Restated Employment Agreement between Metropolitan and Michael M. Earley dated January 3, 2005 (8)

10.7.	Amended and Restated Employment Agreement between Metropolitan and Robert J. Sabo dated November 9, 2006 (9)

10.8.	Amended and Restated Employment Agreement between Metropolitan and Roberto L. Palenzuela dated January 3, 2005 (8)

10.9	Employment Agreement between Metcare of Florida, Inc. and Jose A. Guethon, M.D. (5)

10.10.	Form of Option Award Agreement for Option Grants to Directors pursuant to the Omnibus Compensation Plan (5)

10.11.	Form of Option Award Agreement for Option Grants to Key Employees pursuant to the Omnibus Compensation Plan (5)

10.12.	Form of Option Award Agreement for Option Grants to Employees pursuant to the Omnibus Compensation Plan (5)

10.13.	Agreement between Metcare of Florida, Inc. and the Centers for Medicare and Medicaid Services (5)

10.14	Transition and Severance Agreement between Metropolitan and Debra A. Finnel, dated April 9, 2007 (10)

10.15	Summary of 2007 Annual Bonus Plan for Executive Officers and certain key management employees (11)

10.16	Summary of 2007 Director Compensation Plan*

10.17	Form of Restricted Stock Award Agreement for Restricted Stock Grants to Directors pursuant to the Omnibus Compensation Plan*

10.18	Form of Restricted Stock Award Agreement for Restricted Stock Grants to Management pursuant to the Omnibus Compensation Plan*

14.1	Code of Business Conduct and Ethics

21.1	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

23.2	Consent of Former Independent Registered Public Accounting Firm*

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1.	Certification of the Chief Executive Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2.	Certification of the Chief Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
_____________
*	filed herewith
**	furnished herewith

(1)	Incorporated by reference to Metropolitan's Registration Statement on Form 8-A12B filed with the Commission on November 19, 2004 (No. 001-32361).

(2)	Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on September 30, 2004.

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

(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 16, 2006.

(6)	Incorporated by reference to Metropolitan's Amendment to Annual Report for the year ended December 31, 2003 on Form 10-K/A filed with the Commission on July 28, 2004.

(7)	Incorporated by reference to Metropolitan's Registration Statement on Form S-8 filed with the Commission on February 24, 2005 (No. 333-122976).

(8)	Incorporated (by reference to our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 22, 2005.

(9)	Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on October 20, 2006.

(10)	Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on April 9, 2007.

(11) INCORPORATED BY REFERENCE TO METROPOLITAN'S CURRENT
REPORT ON FORM 8-K FILED WITH THE COMMISSION ON SEPTEMBER 26,
2007.SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of March 2008.

METROPOLITAN HEALTH NETWORKS, INC.

By:	/s/ MICHAEL M. EARLEY
Michael M. Earley, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

March 3, 2008	/s/ MICHAEL M. EARLEY
Michael M. Earley
Chairman and Chief Executive Officer

March 3, 2008	/s/ ROBERT J. SABO
Robert J. Sabo
Chief Financial Officer

March 3, 2008	/s/ KARL M. SACHS
Karl M. Sachs
Director

March 3, 2008	/s/ MARTIN W. HARRISON
Martin W. Harrison
Director

March 3, 2008	/s/ ERIC HASKELL
Eric Haskell
Director

March 3, 2008	/s/ BARRY T. ZEMAN
Barry T. Zeman
Director

March 3, 2008	/s/ DAVID A. FLORMAN
David A. Florman
Director

March 3, 2008	/s/ ROBERT E. SHIELDS
Robert E. Shields
Director

METROPOLITAN HEALTH NETWORKS, INC. - PARENT COMPANY ONLY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Prepaid expenses	$425,739	$289,610
Deferred income taxes	2,905,755	1,600,000
TOTAL CURRENT ASSETS	3,331,494	1,889,610

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $766,000 and $449,000, respectively	824,514	946,446
INVESTMENT IN AND ACCOUNTS WITH SUBSIDIARIES	34,576,465	23,284,788
DEFERRED INCOME TAXES	1,403,082	5,767,000
OTHER ASSETS	36,288	37,349
TOTAL ASSETS	$40,171,843	$31,925,193

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$209,924	14,560
Accrued payroll and payroll taxes	1,650,306	714,752
Accrued expenses	45,634	266,618
TOTAL CURRENT LIABILITIES	1,905,864	995,930

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; stated value $100 per share; 10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized; 51,557,000 and 50,269,000 issued and outstanding, respectively	51,557	50,269
Additional paid-in capital	43,311,741	41,453,311
Accumulated deficit	(5,597,319)	(11,074,317)
TOTAL STOCKHOLDERS' EQUITY	38,265,979	30,929,263
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,171,843	$31,925,193

METROPOLITAN HEALTH NETWORKS, INC. - PARENT COMPANY ONLY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
REVENUE	$-	$744	$3,497

OTHER OPERATING EXPENSES
Administrative payroll, payroll taxes and benefits	5,253,447	4,253,552	2,492,131
Marketing and advertising	-	3,842	16,225
General and administrative	4,798,201	3,745,719	3,078,799
Total Other Operating Expenses	10,051,648	8,003,113	5,587,155
OPERATING LOSS	(10,051,648)	(8,002,369)	(5,583,658)

OTHER INCOME (EXPENSE):
Interest income	745,278	632,612	374,389
Interest expense	(32,479)	(8,981)	(11,371)
Other income	14,286	2,432	129,913
Recovery on note receivable - pharmacy	-	17,902	51,668
Total other income (expense)	727,085	643,965	544,599

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(9,324,563)	(7,358,403)	(5,039,059)
Income tax benefit	(3,439,200)	(3,146,366)	(1,921,357)
LOSS BEFORE EQUITY IN NET INCOME OF SUBSIDIARIES	(5,885,363)	(4,212,037)	(3,117,702)

EQUITY IN NET INCOME OF SUBSIDIARIES	11,799,361	4,684,598	5,499,445
NET INCOME	$5,913,998	$472,561	$2,381,743

METROPOLITAN HEALTH NETWORKS, INC. - PARENT COMPANY ONLY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,913,998	$472,561	$2,381,743
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of subsidiaries	(11,799,361)	(4,684,598)	(5,499,445)
Depreciation and amortization	316,734	181,358	172,034
Stock-based compensation expense	826,792	736,315 -	-
Tax benefit from exercise of options	(526,000)	(240,000)	-
Stock issued for compensation and services		157,176	134,750
Amortization of securities issued for professional services	-	-	97,282
Deferred income taxes	3,147,163	329,000	1,467,110
Intercompany tax allocation	(6,965,940)	(3,499,368)	(3,389,163)
Changes in operating assets and liabilities:
Prepaid expenses	(136,129)	(249,535)	200,722
Other current assets	-	-	900
Other assets	1,061	(4,689)	(1,824)
Accounts payable	195,364	(168,954)	(136,442)
Accrued payroll and payroll taxes	935,554	138,409	179,704
Accrued expenses	(220,985)	160,604	76,475
Total adjustments	(14,225,747)	(7,144,282)	(6,697,897)
Net cash used in operating activities	(8,311,749)	(6,671,721)	(4,316,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in and accounts with Subsidiaries	7,473,624	7,023,023	4,197,529
Capital expenditures	(194,802)	(728,652)	(92,832)
Net cash provided by investing activities	7,278,822	6,294,371	4,104,697

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	-	-	(1,132,000)
Repurchase of warrants	-	-	(85,000)
Proceeds from exercise of stock options and warrants, net	506,926	137,350	1,428,457
Tax benefit from exercise of options	526,000	240,000	-
Net cash provided by financing activities	1,032,926	377,350	211,457
NET INCREASE IN CASH AND EQUIVALENTS	-	-	-
CASH AND EQUIVALENTS - beginning of year	-	-	-
CASH AND EQUIVALENTS - end of year	$-	$-	$-

METROPOLITAN HEALTH NETWORKS, INC. – PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL INFORMATION

NOTE 1. BASIS OF PRESENTATION

Parent Company Only financial statements should be read in conjunction with the Company’s consolidated financial statements.

For purposes of these condensed financial statements, the Parent’s investments in its subsidiaries are accounted for by the equity method.

NOTE 2.  INCOME TAXES

The Parent and its subsidiaries have agreed that all tax liabilities or assets are recognized at the Parent Company level.