Form 10-Q
period 2008-03-31
METROPOLITAN HEALTH NETWORKS INC
filed 2008-05-07
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $.001 par value per share	51,885,932 shares

Metropolitan Health Networks, Inc.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008
	(unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and equivalents, including $15.0 million in 2008 and $13.0 million in 2007 statutorily limited to use by the HMO	$40,669,125	$38,682,186
Accounts receivable, net	439,117	1,563,370
Inventory	229,173	196,154
Prepaid expenses	850,161	739,307
Deferred income taxes	2,917,755	2,905,755
Other current assets	1,046,951	676,980
TOTAL CURRENT ASSETS	46,152,282	44,763,752

PROPERTY AND EQUIPMENT, net	2,033,107	2,181,119
INVESTMENT	688,997	688,997
GOODWILL, net	2,587,332	2,585,857
DEFERRED INCOME TAXES	1,606,932	1,403,082
OTHER INTANGIBLE ASSETS, net	1,478,079	1,588,498
OTHER ASSETS	597,514	599,742
TOTAL ASSETS	$55,144,243	$53,811,047

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,275,804	$1,461,668
Estimated medical claims payable	7,286,770	7,016,632
Due to CMS	2,802,044	2,695,087
Accrued payroll and payroll taxes	1,670,543	2,546,295
Due to Humana	2,098,098	753,466
Accrued expenses	1,686,028	1,071,920
TOTAL CURRENT LIABILITIES	16,819,287	15,545,068

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; stated value $100 per share; 10,000,000 shares authorized; 5,000 issued and outstanding, with a liquidation preference of $529,167 and $516,667 in 2008 and 2007, respectively	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized; 51,845,932 and 51,556,732 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	51,846	51,557
Additional paid-in capital	43,708,330	43,311,741
Accumulated deficit	(5,935,220)	(5,597,319)
TOTAL STOCKHOLDERS' EQUITY	38,324,956	38,265,979
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,144,243	$53,811,047

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
REVENUE	$76,014,498	$68,101,456

MEDICAL EXPENSE
Medical claims expense	65,237,005	57,493,273
Medical center costs	3,151,534	2,691,072
Total Medical Expense	68,388,539	60,184,345
GROSS PROFIT	7,625,959	7,917,111

OPERATING EXPENSES
Payroll, payroll taxes and benefits	3,752,437	3,326,970
Marketing and advertising	1,368,103	1,609,269
General and administrative	3,131,096	2,991,378
Total Operating Expenses	8,251,636	7,927,617
OPERATING (LOSS)	(625,677)	(10,506)

OTHER INCOME:
Investment income	81,067	381,230
Other income	2,859	2,548
Total Other Income	83,926	383,778

(LOSS) INCOME BEFORE INCOME TAXES	(541,751)	373,272
INCOME TAX (BENEFIT) EXPENSE	(203,850)	145,000
NET (LOSS) INCOME	$(337,901)	$228,272

NET (LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.01)	$-
Diluted	$(0.01)	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(337,901)	$228,272
Adjustments to reconcile net (loss) income to net cash provided by/(used in) operating activities:
Depreciation and amortization	329,105	245,905
Share-based compensation expense	290,598	156,768
Shares issued for director fees	69,280	-
Excess tax benefits from share-based compensation	(12,000)	-
Deferred income taxes	(203,850)	(147,000)
Changes in operating assets and liabilities:
Accounts receivable	1,124,253	(2,591,550)
Inventory	(33,019)	(6,974)
Prepaid expenses	(110,854)	(188,144)
Other current assets	(369,971)	508,412
Other assets	(6,349)	27,486
Accounts payable	(185,864)	(101,495)
Accrued payroll and payroll taxes	(875,752)	619,327
Estimated medical expenses payable	270,138	740,263
Unearned premium	-	1,560,995
Due to CMS	106,957	3,131,207
Due to Humana	1,344,632	-
Accrued expenses	614,108	742,315
Net cash provided by operating activities	2,013,511	4,925,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for physician practice acquisition	(1,475)	-
Capital expenditures	(62,097)	(96,684)
Net cash used in investing activities	(63,572)	(96,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	25,000	700
Excess tax benefits from share-based compensation	12,000	-
Net cash provided by financing activities	37,000	700
NET INCREASE IN CASH AND EQUIVALENTS	1,986,939	4,829,803
CASH AND EQUIVALENTS - beginning of period	38,682,186	23,110,042
CASH AND EQUIVALENTS - end of period	$40,669,125	$27,939,845

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Metropolitan Health Networks, Inc. and subsidiaries (referred to as “Metropolitan,” “the Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2008 or future periods.

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are medical claims payable, premium revenue, the impact of risk sharing provisions related to our Medicare contracts and our contracts with Humana, Inc. (“Humana”), the future benefit of deferred tax assets and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events. We adjust these estimates each period as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted. Actual results may ultimately differ materially from those estimates.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The accompanying December 31, 2007 condensed consolidated balance sheet has been derived from these audited financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in that report.

NOTE 2 ORGANIZATION AND BUSINESS ACTIVITY

We own and operate provider service networks through our wholly owned subsidiary, Metcare of Florida, Inc. (the “PSN”). We also operate a health maintenance organization (the “HMO”) through our wholly owned subsidiary, METCARE Health Plans, Inc.

The PSN operates under two agreements (the “Humana Agreements”) with Humana, one of the largest participants in the Medicare Advantage program in the United States, to provide medical care to Medicare beneficiaries enrolled under Humana’s health plans. To deliver care, we utilize our wholly-owned medical practices and have also contracted directly or indirectly through Humana with medical practices, service providers and hospitals (collectively the “Affiliated Providers”). The PSN operates in South Florida and Central Florida.

Effective as of August 1, 2007, the PSN entered into a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc., a Medicare Advantage health plan in Florida. CarePlus is a wholly-owned subsidiary of Humana. Pursuant to the CarePlus Agreement, the PSN will provide, on a non-exclusive basis, healthcare services to Medicare beneficiaries in nine Florida counties.

The HMO has a contract (the “CMS Contract”) with the Centers for Medicare and Medicaid Services (“CMS”) and presently offers plans in 13 Florida counties. The CMS Contract is generally automatically renewable for a one-year term each December 31 unless CMS notifies the HMO of its decision not to renew the agreement by May 1 of the contract year, or the HMO notifies CMS of its decision not to renew by the first Monday in June of the contract year. No notice of non-renewable was received from CMS in the current year.

We manage the PSN and HMO as separate business segments.

NOTE 3 RECENT ACCOUNTING PRONOUNCEMENTS

On December 4, 2007, the FASB issued FASB Statement No. 141(R) (“Statement No. 141(R)”) which replaces FASB Statement No. 141, Business Combinations (“Statement No. 141”).  Statement No. 141(R) fundamentally changes many aspects of existing accounting requirements for business combinations. It requires, among other things, the accounting for any entity in a business combination to recognize the full value of the assets acquired and liabilities assumed in the transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. Statement No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Statement No. 141(R) retains the guidance in Statement No. 141 for identifying and recognizing intangible assets separately from goodwill. If we enter into any business combination after the adoption of Statement No. 141(R), a transaction may significantly impact our financial position and earnings, but not cash flows, compared to acquisitions prior to the adoption of Statement No. 141(R). The adoption of Statement No. 141(R) is effective beginning in 2009 and both early adoption and retrospective application are prohibited.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which scopes out leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, FSP FAS 157-2, Effective Date of FASB Statement No. 157, was issued, which delays the effective date of SFAS No. 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s condensed consolidated financial statements. The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, was issued in February 2007. SFAS No. 159 allows entities to voluntarily choose to measure many financial assets and financial liabilities at fair value through earnings.  Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year SFAS No. 159 is adopted.  SFAS No. 159 is effective as of the beginning of fiscal years starting after November 15, 2007. Currently, we have not elected to account for any of our eligible items using the fair value option under SFAS No. 159. As a result, our adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.

In December 2007, FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51, was issued by the FASB. Statement No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of Statement No. 141(R), Business Combinations.  Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of Statement No. 160 is not expected to have any impact on our financial statements.

NOTE 4 REVENUE

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

NOTE 5 MEDICAL EXPENSE

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

Each period, we re-examine previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability estimate recorded in prior periods becomes more exact, we adjust the amount of our liability estimate, and include the change in medical claims expense in the period in which the change is identified. In each reporting period, our operating results include the effects of more completely developed medical claims payable estimates associated with previously reported periods. While we believe our estimated medical claims payable is adequate to cover future claims payments required, such estimates are based on claims experience to date and various assumptions. Therefore, the actual liability could differ materially from the amount recorded.

As claims are ultimately settled, amounts incurred related to previously reported periods will vary from the estimated medical claims payable liability that had been recorded. Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense and the Medical Expense Ratio (“MER”) for the current quarter. Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases total reported medical expense and the MER for the current quarter.

As of March 31, 2008, we estimate that our medical claims cost for services provided prior to December 31, 2007 will be approximately $1.1 million less than the amount originally estimated, resulting in a favorable development. This reduces the medical expense ratio for the three month period ended March 31, 2008 by 1.5%. Of this amount, $86,000 of favorable development related to the PSN and $1.1 million of favorable development related to the HMO.

As of March 31, 2007, we had estimated that our medical claim cost for services provided prior to December 31, 2006 would exceed our estimated medical claims payable at December 31, 2006 by approximately $563,000, resulting in an unfavorable development in such period.. This increases the MER for the three month period ended March 31, 2007 by .8%. The $563,000 difference in the amount incurred was a result of net unfavorable developments in our consolidated medical claims expense, with $1.6 million unfavorable to the PSN and $1.0 million favorable to the HMO.

At March 31, 2008, we determined that the range for estimated medical claims payable for the PSN was between $14.2 million and $15.3 million and we recorded a liability at the actuarial mid-range of $14.6 million. Based on historical results, we believe that, for the PSN, the actuarial mid-range represents the best estimate of the ultimate liability. This amount is included within the Due to Humana in the accompanying condensed consolidated balance sheets.

At March 31, 2008, we estimated that the range for estimated medical claims payable for the HMO was between $7.3 million and $8.0 million and we recorded a liability of $7.3 million. Based on historical results, we believe that, for the HMO, the low end of the range continues to be the best estimate of the ultimate liability.

NOTE 6 PRESCRIPTION DRUG BENEFITS UNDER MEDICARE PART D

The HMO, through CMS, and the PSN, through the Humana Agreements, provides prescription drugs coverage under Medicare Part D to the HMO’s and PSN's Medicare Advantage customers, respectively. The benefits covered under Medicare Part D are in addition to the benefits covered by the HMO and the PSN under Medicare Parts A and B.

In general, pursuant to Medicare Part D, pharmacy benefits may vary in terms of coverage levels and out-of-pocket costs for beneficiary premiums, deductibles and co-insurance. However, all Part D plans must offer either "standard coverage" or its actuarial equivalent (with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage). These "standard" benefits represent the minimum level of benefits mandated by federal law. In addition to the defined standard plans offered by the HMO, the PSN, through the Humana Agreements, offers certain prescription drug plans containing benefits in excess of the standard coverage limits.

The payment our HMO receives monthly from CMS for coverage under Medicare Part D (the "CMS Payment") generally represents the HMO's bid amount for providing Part D insurance coverage. We recognize premium revenue for the HMO's provision of Part D insurance coverage ratably over the term of the CMS Contract. However, as discussed below, the ultimate amount of the CMS Payment is subject to 1) risk corridor adjustments and 2) subsidies provided by CMS in order for the HMO and CMS to share the risk associated with financing the ultimate costs of the Medicare Part D benefit.

The CMS payment is subject to positive or negative adjustment based upon the application of risk corridors that compare the prescription drug benefit costs estimated by the HMO in making its bid to CMS (the "Estimated Costs") to actual incurred prescription drug benefit costs (the "Actual Costs"). In accordance with federal regulations, in 2008, the HMO bears all gains and losses that fall within 5% of its Estimated Costs. For 2007, the HMO bore all gains and losses that fell within 2.5% of its Estimated Costs. To the extent the Actual Costs exceed Estimated Costs by more than these percentage corridors; CMS may make additional payments to the HMO. Conversely, to the extent the Estimated Costs exceed the Actual Costs by more than the percentage corridors, the HMO may be required to refund to CMS a portion of the CMS Payment. Actual Costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS standard benefit plan. We estimate and recognize an adjustment to premium revenue from CMS related to the risk corridor payment adjustment based upon pharmacy claims experience to date as if the CMS Agreement were to end at the end of each reporting period. Accordingly, this estimate does not take into consideration projected future pharmacy claims experience. It is reasonably possible that this estimate could change in the near term by an amount that could be material. Since these amounts represent additional premium or premium that is to be returned, any adjustment is recorded as an increase or decrease to revenue. The final settlement for the Part D program occurs in the year subsequent to the year during which coverage was provided. We record a receivable/payable in our financial statements for this amount.

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

We also receive Medicare Part D revenue pursuant to the applicable percent of premium provided for in the Humana Agreements. As with the HMO, we estimate the pharmacy benefit costs as such costs are incurred by the PSN. With regards to the estimated amount of any risk corridor adjustments, we have utilized estimates provided to us by Humana and have performed a separate calculation of any risk corridor adjustments. We have adjusted our premium revenue based on these estimates. It is reasonably possible that this estimate could change in the near term by an amount that could be material.

At March 31, 2008, we estimated the PSN would have a $500,000 liability for excess Part D payments related to 2008’s first quarter premiums. At December 31, 2007, we recognized a liability for the PSN of approximately $4 million related to premiums received in 2007 that we estimate will be refunded during 2008. These amounts are included within Due to Humana in the accompanying condensed consolidated balance sheets.

At March 31, 2008, based on year to date drug costs and utilization patterns and changes in actuarial assumptions underlying future drug costs projections, we determined that a liability for Part D premium payments in excess of drug costs for the HMO of approximately $2.8 million should be recorded. Of this amount, $2.7 million relates to 2007 and was recorded at December 31, 2007. These amounts are included in Due to CMS in the accompanying condensed consolidated balance sheets.

NOTE 7 INCOME TAXES

The effective income tax rate was 37.6% for the three months ended March 31, 2008 compared to 38.8% for the three months ended March 31, 2007.

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

The Internal Revenue Service has concluded its examination of our 2005 Federal income tax return. We did not recognize a change to the total amount of unrecognized tax benefit as a result of the examination. Tax years subsequent to 2003 remain subject to federal and state examination.

We recognize interest related to unrecognized tax benefits in interest expense, which is included in other income in the condensed consolidated statements of operations, and penalties in operating expenses for all periods presented. Interest expense of $25,000 was accrued in the first quarter of 2007. No penalties have been accrued in any period presented.

The amount of unrecognized tax benefits at March 31, 2008 includes $260,000 of unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate.

NOTE 8 EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share, basic is computed using the weighted average number of common shares outstanding during the period. Earnings (loss) per common share, diluted is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants, nonvested stock and preferred stock convertible into shares of common stock, if such incremental shares have a dilutive effect.

	Three months ended March 31,
	2008	2007
Net (loss) income	$(338,000)	$228,000
Less: Preferred stock dividend	(13,000)	(13,000)
(Loss) income available to common stockholders	$(351,000)	$215,000
Denominator:
Weighted average common shares outstanding	51,185,000	50,270,000
Basic (loss) earnings per common share	$(0.01)	$0.00

(Loss) income available to common stockholders, diluted	$(351,000)	$215,000

Denominator:
Weighted average common shares outstanding	51,185,000	50,270,000
Common share equivalents of outstanding stock: Options and warrants	-	1,495,000
Weighted average common shares outstanding	51,185,000	51,765,000
Diluted (loss) earnings per common share	$(0.01)	$0.00

The following securities were not included in the computation of diluted loss per share at March 31, 2008, as their effect would be anti-dilutive:

•	Stock options – 4,360,000
•	Convertible preferred stock – 5,000
•	Unvested restricted stock – 636,000

Options to purchase 200,000 shares of common stock with exercise prices ranging between $2.69 and $6.50 per share were outstanding during the three months ended March 31, 2007, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. In addition, there were 5,000 shares of convertible preferred stock at a conversion price of $2.72 that were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

NOTE 9 STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2008, we issued 25,000 shares of common stock in connection with the exercise of stock options. During the three month period ended March 31, 2007, we issued 2,000 shares of common stock in connection with the exercise of stock options.

During the first quarter of 2008, we issued 268,200 restricted shares of common stock and options to purchase 982,000 shares of common stock to employees. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant. The  stock options have an exercise price equal to the closing price of our common stock on the day preceding the grant date. Compensation expense related to the restricted stock and options is recognized ratably over the vesting period.

During the first quarter of 2008 we extended the expiration date from June 30, 2008 to September 30, 2008 for 100,000 options issued to a consultant in 2007. In accordance with FAS 123(R), Share-Based Payment, we revalued the options and accounted for the increase in value as additional expense which is being amortized ratably over the vesting period.

NOTE 10 COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On March 13, 2007, a complaint was filed by Mr. Noel Guillama, who served as our President, Chairman of the Board and Chief Executive Officer from January 1996 through February 2000, in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, naming us as a defendant.  The dispute involves 1,500,000 restricted shares of common stock issued to Mr. Guillama in connection with his personal guarantee of a Company line of credit in 1999.   We repaid the line of credit and expected, based on documentation signed by Mr. Guillama, the 1,500,000 shares issued as collateral to be returned to us.  Mr. Guillama alleges that we have breached an agreement to remove the transfer restrictions from these shares and is seeking damages for breach of contract and specific performance.  We believe this lawsuit is without merit and intend to assert an appropriate defense.  We filed a motion to dismiss the complaint in May 2007.  On April 22, 2008, Mr. Guillama filed a First Amended Complaint and Request for Jury Trial. Our response is due on May 16, 2008 and we anticipate defending this action vigorously. These shares have not been reflected as issued or outstanding in the accompanying condensed consolidated balance sheets or in the computations of earnings per share.

We are also a party to certain other claims arising in the ordinary course of business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or the results of our operations.

Guarantees

In connection with the sale of the assets of our pharmacy division in 2003, the purchaser of the pharmacy assets agreed to assume our obligation under a lease which ran through 2012. In the event of the purchaser’s default, we could be responsible for future lease payments totaling approximately $527,000 at March 31, 2008. We are not currently aware of any defaults.

NOTE 11 BUSINESS SEGMENT INFORMATION

We manage the PSN and HMO as separate business segments. We identified our segments in accordance with the aggregation provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information below aggregates services with similar economic characteristics. These characteristics include the nature of customer groups and the nature of the services and benefits provided. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, goodwill and certain other assets and liabilities to our segments. Our segments share overhead costs.

THREE MONTHS ENDED MARCH 31, 2008	PSN	HMO	Total
Revenues from external customers	$57,719,000	$18,295,000	$76,014,000
Segment gain (loss) before allocated overhead and income taxes	4,741,000	(2,652,000)	2,089,000
Allocated corporate overhead	1,298,000	1,333,000	2,631,000
Segment gain (loss) after allocated overhead and before income taxes	3,443,000	(3,985,000)	(542,000)
Segment assets	32,237,000	17,321,000	49,558,000
Goodwill	2,587,000	-	2,587,000

THREE MONTHS ENDED MARCH 31, 2007	PSN	HMO	Total
Revenues from external customers	$57,093,000	$11,009,000	$68,102,000
Segment gain (loss) before allocated overhead and income taxes	6,499,000	(3,867,000)	2,632,000
Allocated corporate overhead	1,015,000	1,244,000	2,259,000
Segment gain (loss) after allocated overhead and before income taxes	5,484,000	(5,111,000)	373,000
Segment assets	23,372,000	16,836,000	40,208,000
Goodwill	1,992,000	-	1,992,000

Segment assets at March 31, 2008 exclude general corporate assets of $5.6 million including deferred tax assets of $4.5 million.

Segment assets at March 31, 2007 exclude general corporate assets of $8.3 million including deferred tax assets of $7.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “Metropolitan” or the “Company” refers to Metropolitan Health Networks, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Sections of this Quarterly Report contain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements with respect to anticipated future operations and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. We intend such statements to be covered by the safe harbor provisions for forward looking statements created thereby. These statements involve known and unknown risks and uncertainties, such as our plans, objectives, expectations and intentions, and other factors that may cause us, or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by statements that include the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “may,” “should,” “believe,” “seek” or other similar expressions.

Specifically, this report contains forward-looking statements, including the following:

•	the PSN's ability to renew the Humana Agreements and maintain such agreements on favorable terms;

•	our ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported (“IBNR”) claims; and

•	the HMO's ability to renew, maintain and/or successfully rebid for the agreement with the Centers for Medicare and Medicaid Services (“CMS”).

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission (the “Commission”), including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

As of March 31, 2008, the PSN and the HMO provided healthcare benefits to approximately 25,800 and approximately 7,200 Medicare Advantage beneficiaries, respectively. At April 1, 2008, the customer base of the PSN was approximately 25,700 and the customer base of the HMO was approximately 7,400.

Both our PSN and HMO operations primarily focus on individuals covered by Medicare, the national, federally-administered health insurance program that covers the cost of hospitalization, medical care, and some related health services for U.S. citizens aged 65 and older, qualifying disabled persons and persons suffering from end-staged renal disease. Substantially all of our revenue in the first quarter of 2008 and 2007 was generated by providing services to Medicare beneficiaries through arrangements that require us to assume responsibility to provide and/or manage the care for our customers’ medical needs in exchange for a monthly fee, also known as a capitation fee or capitation arrangement.

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

We have two network contracts (the “Humana Agreements”) with Humana. Humana is one of the largest participants in the Medicare Advantage program in the United States. Our PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in Flagler and Volusia counties (“Central Florida”) and Palm Beach, Broward and Miami-Dade counties (“South Florida”) who have elected to receive benefits under a Humana Medicare Advantage HMO Plan. As of March 31, 2008, the Humana Agreements covered approximately 19,300 Humana Plan Customers in Central Florida and 6,500 Humana Plan Customers in South Florida. Approximately 75.9% of our first quarter 2008 revenue was generated through the Humana Agreements.

We have built our PSN physician network by contracting with primary care physicians for their services and acquiring and operating our own physician practices. Through our Humana Agreements we have established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout South Florida and Central Florida.

Humana directly contracts with CMS and is paid a monthly premium payment for each customer enrolled in a Humana Medicare Advantage Plan. Among other factors, the monthly premium varies by patient, county, age and severity of health status. Pursuant to the Humana Agreements, the PSN provides or arranges for the provision of covered medical services to each Humana Plan Customer who selects one of the PSN Physicians as his or her primary care physician (a “Humana Participating Customer”). In return for the provision of these medical services, the PSN receives from Humana a fee for each Humana Participating Customer. The fee rates are established by the Humana Agreements and comprise a substantial portion of the monthly premiums received by Humana from CMS with respect to Humana Participating Customers.

In Central Florida, our PSN assumes full responsibility for the provision of all necessary medical care for each Humana Participating Customer, even for services we do not provide directly. In South Florida, the PSN and Humana share in the cost of inpatient hospital services and the PSN assumes full responsibility for the provision of all other medical care provided to the Humana Participating Customers. To the extent the costs of providing such medical care are less than the related premiums received from Humana, our PSN generates a gross profit. Conversely, if medical expense exceeds the premiums received from Humana, our PSN experiences a gross loss.

Effective as of August 1, 2007, the PSN entered into a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc., a Medicare Advantage HMO in Florida. CarePlus Health Plans, Inc. is a wholly-owned subsidiary of Humana. Pursuant to the CarePlus Agreement, the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in nine Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans. The counties covered by the CarePlus Agreement include the South Florida counties in which we provide services to Humana Plan Customers (Palm Beach, Broward and Miami-Dade) as well as Orange, Osceola, Seminole, Pasco, Pinellas and Hillsborough counties. As of March 31, 2008, the CarePlus Agreement covered approximately 85 CarePlus Participating Customers (as defined below).

Under the CarePlus Agreement, with certain limited exceptions, we are precluded from using the PSN Physicians who provide services to the Humana Participating Customers to provide services to CarePlus Participating Customers. Accordingly, the PSN must (i) locate and contract with new independent primary care physician practices and/or (ii) acquire or establish and operate its own physician practices to service the CarePlus Participating Customers.

CarePlus directly contracts with CMS and is paid a monthly premium payment for each customer (each a “CarePlus Plan Customer”) enrolled in a CarePlus Medicare Advantage Plan. Among other things, the monthly premium varies by patient, county, age and severity of health status. Pursuant to the CarePlus Agreement, the PSN provides or arranges for the provision of covered medical services to each CarePlus Plan Customer who selects one of the PSN Physicians as his or her primary care physician (each a “CarePlus Participating Customer”). In return for the provision of these medical services, the PSN receives a monthly network administration fee for each CarePlus Participating Customer. The PSN will assume full responsibility for the provision of all necessary medical care for each CarePlus Participating Customer, even for services we do not provide directly, effective March 31, 2009.

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

Our HMO continues to require a considerable amount of capital. During 2007, we incurred losses before allocated overhead and income taxes of approximately $10.5 million in connection with the development and operation of the HMO. We contributed approximately $14.2 million to the HMO during 2007, including $6.5 million relating to 2006 operations. In addition, we contributed another $4.5 million to the HMO in the first quarter of 2008 to finance the operations and growth of the HMO. Included in this $4.5 million was $1.9 million related to 2007 operations. We are continuing to commit resources in an effort to increase our HMO customer base. Our future operating results will be impacted by the effectiveness of our sales and marketing efforts in enrolling customers and the HMO's ability to manage medical expenses. We are not in a position to meaningfully estimate when, if ever, the HMO’s business will become profitable and/or generate cash from operations and we may be required to fund the development and expansion of the HMO business, including any associated losses, for an extended period of time. We anticipate that the on-going development efforts, reserve requirements and operating costs for our still developing HMO business can be funded by our current resources and projected cash flows from operations until at least December 31, 2008.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies

A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

Summary

During the three months ended March 31, 2008 and 2007, we operated in two financial reporting segments, the PSN business and the HMO business.

In the first quarter of 2008, the HMO realized a 57% growth in membership and a 66% increase in revenue as compared to the first quarter of 2007. Although medical expense increased primarily due to the growth in membership, this increase was more than offset by the revenue growth, which results in a ratio of medical expense to revenue (“Medical Expense Ratio” or “MER”) of 90.5% as compared to 95.9% in the previous year's quarter. As a result, the HMO's loss before allocated overhead and income taxes in the first quarter of 2008 was $2.7 million compared to the loss of $3.9 million realized in the first quarter of 2007. The PSN’s customer base and revenue increased slightly in the first quarter of 2008 compared to the 2007 first quarter however, the PSN realized an increase in medical expense, resulting in a higher MER in the 2008 fist quarter as compared to that of the 2007 first quarter. These factors reduced the PSN's gain before allocated overhead and income taxes in the first quarter of 2008 to $4.7 million as compared to $6.5 million in the 2007 first quarter. In addition, investment income was negatively impacted by the current financial markets and we realized investment income of $81,000 in the first quarter of 2008 as compared to $381,000 in the first quarter of 2007. These factors resulted in a net loss of $338,000 in the 2008 first quarter as compared to net income of $228,000 in the 2007 first quarter.

Customer months, the aggregate number of months of healthcare service the PSN provided customers during the applicable period, with one month of service to one customer counting as one customer month, increased to approximately 77,400 in the first quarter of 2008 from approximately 76,700 in the first quarter of 2007, an increase of approximately 700 customer months. Effective December 1, 2007, our PSN assumed the management of three South Florida physician practices not affiliated with the PSN, which contained approximately 1,000 Humana Medicare Advantage customers. This increase in customer months was partially offset by the impact of the PSN closing an unprofitable PSN-owned physician practice in South Florida with approximately 450 members on July 31, 2007. The remaining difference relates to such items as new enrollments, deaths, customers moving from the covered areas, customers transferring to another physician practice or making other insurance selections.

HMO customer months for the 2008 first quarter were approximately 21,200 as compared to approximately 13,500 customer months for the 2007 first quarter. At March 31, 2008, the HMO customer base had increased to approximately 7,200 customers as compared to approximately 4,800 customers at March 31, 2007. The growth in HMO customers from March 31, 2007 to March 31, 2008 resulted primarily from the enrollment of new customers during the open enrollment period that commenced November 15, 2007 and enrollments that occurred during a special enrollment period that occurred in the summer of 2007 for customers of a competing Medicare Advantage plan that had its contract terminated by CMS in July 2007.

For the three months ended March 31, 2008, we realized consolidated revenue of $76.0 million compared to $68.1 million of revenue realized for the three months ended March 31, 2007, an increase of approximately $7.9 million or 11.6%.

Of this increase, approximately $627,000 related to the PSN. The increase was due primarily to the 700 customer month increase, as the monthly per customer premium realized in the first quarter of 2008 for the PSN was the same as that realized in the first quarter of 2007.

The remaining $7.3 million of the revenue increase relates to the HMO and is principally the result of the increase in customer months between the first quarter of 2008 and the first quarter of 2007, and an increase in the average per member monthly premium of approximately 5.8% between these periods.

Consolidated total medical expense for the 2008 first quarter was $68.4 million, an increase of $8.2 million over the 2007 first quarter medical expense of $60.2 million. Our MER increased to 90.0% in the 2008 first quarter compared to 88.4% in the 2007 first quarter. The MER for the PSN segment increased to 89.8% in the 2008 quarter as compared to 86.9% in the 2007 quarter and 85.2% for all of 2007. For the HMO, the Medical Expense Ratio was 90.5% in the 2008 first quarter as compared to 95.9% in the 2007 first quarter and 92.9% for all of 2007.

Loss before income tax benefit for the first quarter of 2008 was $542,000 compared to income before income tax expense of $373,000 in the first quarter of 2007. The decrease in the income before income tax (benefit) expense between the quarters is primarily a result of the increased medical expense discussed above and the decline in investment income of $300,000. Net loss for the 2008 first quarter was $338,000 compared to net income of $228,000 for the 2007 first quarter.

Net (loss) earnings per common share, basic and diluted, was ($0.01) for the 2008 first quarter and $0.00 for the 2007 first quarter.

The PSN reported a segment gain before income taxes and allocated overhead of $4.7 million for the 2008 first quarter, as compared to a gain of $6.5 million in the 2007 first quarter, a decrease of $1.8 million or 27.1%. The primary reason for the decrease in the PSN’s segment gain before income taxes and allocated overhead between the 2008 and 2007 first quarters is the minimal increase in revenue and the increase in high cost claims, higher admissions and higher medical costs in the first quarter of 2008 as compared to the first quarter of 2007.

The HMO segment incurred a net loss before income taxes and allocated overhead of $2.7 million for the 2008 first quarter compared to a net loss before income taxes and allocated overhead of $3.9 million in the 2007 first quarter. This improvement is primarily a result of the improving MER percentage thereby increasing gross profit.

Allocated corporate overhead increased to $2.6 million in the 2008 first quarter from $2.3 million in the 2007 first quarter. This increase was primarily a result of increased professional fees and additional payroll costs.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN and HMO as of March 31, 2008 and 2007 and (ii) the aggregate customer months of the PSN and the HMO during the first quarter of 2008 and 2007.

	March 31, 2008		March 31, 2007
	Customers at End of Period	Customer Months For Quarter	Customers at End of Period	Customer Months for Quarter	Percentage Change in Customer Months Between Quarters
PSN	25,800	77,400	25,500	76,700	0.9%
HMO	7,200	21,200	4,800	13,500	57.0%
Total	33,000	98,600	30,300	90,200

At April 1, 2008, the HMO had approximately 7,400 customers and the PSN had approximately 25,700 customers.

Effective December 1, 2007, our PSN assumed responsibility for managing the health care of approximately 1,000 Humana Medicare Advantage customers in South Florida. The 1,000 Humana Medicare Advantage customers were previously being treated at five physician practices not affiliated with the PSN, with four locations in Broward County and one in Palm Beach County.

On July 31, 2007, we closed a PSN Practice that served approximately 450 customers in South Florida, all of which were moved to other providers outside of the PSN.

Revenue

The following table provides a breakdown of our sources of revenue by segment for the 2008 first quarter and the 2007 first quarter:

	Three Months Ended March 31		$ Increase	%
	2008	2007	(Decrease)	Change

PSN revenue from Humana	$57,245,000	$56,745,000	$500,000	0.9%
PSN fee-for-service revenue	474,000	347,000	127,000	36.6%
Total PSN revenue	57,719,000	57,092,000	627,000	1.1%
Percentage of total revenue	75.9%	83.8%
HMO revenue	18,295,000	11,009,000	7,286,000	66.2%
Percentage of total revenue	24.1%	16.2%
Total revenue	$76,014,000	$68,101,000	$7,913,000	11.6%

The PSN’s most significant source of revenue during both the 2008 and 2007 first quarters was the premium revenue generated pursuant to the Humana Agreements (the “Humana Related Revenue”). The Humana Related Revenue increased from $56.7 million in the 2007 first quarter to $57.2 million in the 2008 first quarter, an increase of approximately 0.9%.

The PSN’s average PCPM premium in the 2008 first quarter was approximately $745 as compared to $744 in the first quarter of 2007. The PCPM premium for the first quarter of 2008 represents a 4.6% increase over the $712 PCPM premium realized by the PSN in December 2007. The decrease in the PCPM premium from the first quarter of 2007 to the end of the year is due primarily to customers moving from the covered areas, deaths or customers changing to primary care physicians not affiliated with the PSN after March 31 (the end of the enrollment period), and the limited ability to add new members after that date. We anticipate that this membership trend will continue in 2008.

Fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers by the PSN’s owned physician practices.

Revenue for the HMO increased by $7.3 million or 66.2%, from $11.0 million for the first quarter of 2007 to $18.3 million for the first quarter of 2008. The increase in revenue is primarily attributable to the 57.0% increase in the HMO’s customer months between the 2007 and 2008 first quarters. In addition, revenue per customer per month for the HMO increased approximately 5.8% from $815 for the 2007 first quarter to $862 for the 2008 first quarter. This increase is primarily due to a 2008 rate increase in the premium payments from CMS and an increase in the HMO’s risk scores.

Medical Expense

Total medical expense represents the estimated total cost of providing patient care and is comprised of two components, medical claims expense and medical center costs. Medical claims expense for both the PSN and HMO is recognized in the period in which services are provided and includes an estimate of our obligations for medical services that have been provided to our customers but for which we have either not yet received or processed claims, and for liabilities for physician, hospital and other medical expense disputes. Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the physician practices owned by the PSN (collectively “Non-Affiliated Providers”). Medical center costs represent the operating costs of the physician practices owned by the PSN.

We develop our estimated medical claims payable by using an actuarial process that is consistently applied. The actuarial process and models develop a range of estimated medical claims payable and we record to the amount in the range that is our best estimate of the ultimate liability. Each period, we re-examine previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As medical expenses recorded in prior periods become more exact, we adjust the amount of the estimate, and include the change in medical expense in the period in which the change is identified. In each reporting period, our operating results include the effects of more completely developed medical claims payable estimates associated with previously reported periods. While we believe our estimated medical claims payable is adequate to cover future claims payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded.

Medical costs and the MER for the three month period ended March 31 are as follows:

	2008			2007
	HMO	PSN	Consolidated	HMO	PSN	Consolidated

Estimated medical expense for the quarter, excluding prior period claims development	$17,611,000	$51,920,000	$69,531,000	$11,606,000	$48,016,000	$59,622,000
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	$(1,056,000)	$(86,000)	$(1,142,000)	$(1,050,000)	$1,613,000	$563,000
Total reported medical expense for quarter	$16,555,000	$51,834,000	$68,389,000	$10,556,000	$49,629,000	$60,185,000

Reported Medical Expense Ratio for quarter	90.5%	89.8%	90.0%	95.9%	86.9%	88.4%

In the table above, favorable adjustments to amounts we recorded in prior periods for estimated medical claims payable appear in parentheses while unfavorable adjustments do not appear in parentheses. Favorable adjustments reduce total medical expense for the respective applicable period and unfavorable claims development increases total medical expense for the applicable period.

The reported Medical Expense Ratio is impacted by both revenue and expense. Retroactive adjustments of prior period’s premiums that are recorded in the current period impact the MER of that period. If the retroactive adjustment increases premium revenue then the impact reduces the MER for the period. Conversely, if the retroactive adjustment reduces revenue, then the MER for the period is higher. These retroactive adjustments include, among other things, the mid-year and annual MRA adjustments and settlement of Part D program premiums. In addition, actual medical claims expense usually develops differently than estimated during the period. Therefore, the reported MER shown in the above table will likely change as additional claim development occurs. Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense and the MER for the current period. Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases total reported medical expense and the MER for the current period.

For the PSN, a change in either revenue or medical claims expense of approximately $577,000 impacts the PSN’s MER by 1% in the first quarter of 2008 while a change of $571,000 impacts the PSN’s MER by 1% in the first quarter of 2007. A change of approximately $183,000 in the first quarter of 2008 in either revenue or medical claims expense impacts the MER for the HMO by 1%. In the first quarter of 2007, a change in either revenue or medical claims expense of approximately $110,000 impacts the HMO’s MER by 1%.

Total Medical Expense

Total consolidated medical expense was $68.4 million and $60.2 million for the 2008 and 2007 first quarters, respectively.  Approximately $65.2 million or 95.4% of our total medical expense in the 2008 first quarter and $57.5 million or 95.5% of total medical expense in the 2007 first quarter are attributable to direct medical services such as inpatient and outpatient services, pharmacy benefits and physician services by non-affiliated providers. The increase in the 2008 quarter was primarily due to the increase in the number of HMO members and higher medical costs in the PSN.

Our consolidated Medical Expense Ratio increased from 88.4% in the 2007 first quarter to 90.0% in the 2008 first quarter primarily as a result of the HMO’s lower MER being offset by the increase in the PSN’s higher MER during the 2008 first quarter.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, total medical expense includes the cost of medical services provided to Humana Participating Customers by providers other than the PSN’s affiliated providers (“Non-Affiliated Providers”). The PSN’s medical expense in the 2008 quarter was $51.8 million, compared to $49.6 million in the 2007 quarter, an increase of approximately $2.2 million. As of March 31, 2008, we estimate that, for the PSN, our medical claims cost for services provided prior to December 31, 2007 will be approximately $86,000 less than our estimated medical expenses at December 31, 2007 and, accordingly, we reduced medical expense for this amount during the first quarter of 2008, thereby reducing the MER in the 2008 first quarter by 0.1%. At March 31, 2007, we estimated that, for the PSN, our medical claims cost for services provided in 2006 would exceed the estimated medical claims payable that was recorded at December 31, 2006 by approximately $1.6 million and, accordingly, recorded additional medical expense for this amount during the first quarter of 2007. This charge increased the MER for the PSN in the first quarter of 2007 by 2.8%.

The PSN’s medical expense includes expenses incurred in connection with the operation of our wholly owned physician practices and oncology center including salaries, taxes and benefits, malpractice insurance, office rent and other practice related expenses. Approximately $3.2 million of the PSN’s total medical expense in the 2008 first quarter related to physician practices we own as compared to $2.7 million in the 2007 first quarter. Approximately $352,000 of this increase relates to a physician practice we acquired effective July 31, 2007.

On a per customer per month basis, medical expense in the 2008 first quarter for the PSN was $669 as compared to $647 in the 2007 first quarter. This increase is primarily a result of an increase in high cost claims, higher admissions, and increasing medical costs in the first quarter of 2008 compared to the first quarter of 2007 partially offset by the unfavorable prior period claims development in the first quarter of 2007.

The PSN’s Medical Expense Ratio in the 2008 first quarter was 89.8% as compared to 86.9% in the 2007 first quarter. The PSN’S MER was impacted by an increase in high cost claims, higher admissions, and increasing medical costs in the first quarter of 2008 compared to the first quarter of 2007.

At March 31, 2008, we determined that the range for estimated medical claims payable for the PSN was between $14.2 million and $15.3 million and we recorded a liability of $14.6 million. Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Total medical expense for the HMO was $16.6 million in the 2008 first quarter compared to $10.6 million in the 2007 first quarter. The increase in the 2008 first quarter of 56.8% is due primarily to the 57.0% increase in the number of HMO customer months between the 2008 and 2007 first quarters. In both the first quarter of 2008 and 2007, the HMO experienced favorable prior period claims adjustment of approximately $1.1 million. These adjustments reduced the MER by 5.8% and 9.5% in the first quarter of 2008 and 2007, respectively.

The HMO’s Medical Expense Ratio in the 2008 first quarter was 90.5% as compared to 95.9% in the 2007 first quarter. The HMO’s MER was favorably impacted by lower hospital admissions and patient days in the first quarter of 2008 compared to the first quarter of 2007, lower costs resulting from the renegotiation of certain contracts in the second and third quarter of 2007 and favorable prior period medical claims development reflected in the above chart. These favorable cost trends were offset by increasing medical costs, primarily pharmaceuticals. On a per customer per month basis, medical expense in the 2008 first quarter for the HMO was $780 as compared to $781 in the 2007 first quarter.

At March 31, 2008, we determined that the range for estimated medical claims payable for the HMO was between $7.3 million and $8.0 million and we recorded a liability of $7.3 million. Based on historical results, we believe that the low end of the range continues to be the best estimate of the HMO’s ultimate liability.

Operating Expenses

	Three Months Ended March 31,		Increase	%
	2008	2007	(Decrease)	Change

Payroll, payroll taxes and benefits	$3,752,000	$3,327,000	$425,000	12.8%
Percentage of total revenue	4.9%	4.9%
Marketing and advertising	1,368,000	1,609,000	(241,000)	-15.0%
Percentage of total revenue	1.8%	2.4%
General and administrative	3,131,000	2,991,000	140,000	4.7%
Percentage of total revenue	4.1%	4.4%
Total operating expenses	$8,251,000	$7,927,000	$324,000	4.1%

Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salaries, sales commissions and related costs for our executive, administrative and sales staff. For the 2008 first quarter, payroll, payroll taxes and benefits were $3.8 million, compared to $3.3 million for the 2007 first quarter, an increase of approximately $425,000. Corporate payroll, payroll taxes and benefits increased by $341,000 and payroll, payroll taxes and benefit costs associated with the PSN segment accounted for $115,000 of this increase. The increase in corporate expenses primarily relates to our accrual of amounts projected to be payable under our 2008 executive bonus plan which was adopted in the first quarter of 2008. The 2007 executive bonus plan was adopted in the second quarter 2007. The aggregate projected 2008 bonus award is approximately the same as the award made under the 2007 executive bonus plan. The PSN increase is primarily associated with an increase in the number of employees in our medical management group.

Marketing and Advertising

Marketing and advertising expense includes advertising expenses and brokerage commissions paid to independent sales agents. For the 2008 first quarter, marketing and advertising expense was $1.4 million as compared to $1.6 million for the 2007 first quarter, a decrease of 15.0%. The primary reason for this decrease is our adoption of a more targeted marketing strategy in 2008, with an increased focus in areas with the highest opportunity for growth. Due to the nature of the enrollment cycle, marketing and advertising expense will decline in the second and third quarters of 2008.

General and Administrative

General and administrative expenses for the 2008 first quarter totaled $3.1 million, an increase of $140,000, or 4.7% over the 2007 first quarter.

Consulting fees increased by $307,000 between the first quarter of 2007 and the first quarter of 2008. The increase primarily related to the cost of consultants hired for the PSN to assist with the coding of medical records and fees paid to the HMO’s Interim President. The HMO’s claims and customer service fees increased by $156,000 or 42.2% as a result of the growth in the HMO customer base between the first quarter of 2007 and 2008. These increases were partially offset by a decrease in accounting and legal fees of approximately $145,000 as well as smaller decreases in numerous other general and administrative expense items.

Other Income

We realized other income of $84,000 in the 2008 first quarter as compared to $384,000 in the 2007 first quarter. Investment income in the 2008 first quarter decreased by $300,000 over the 2007 first quarter. This was a result of the decline in interest rates and realized and unrealized losses in our investment portfolio of approximately $265,000 in the 2008 first quarter.

The current financial markets have had a negative impact on our investment portfolio. However, we believe that this impact has been mitigated by the types of investments we hold. Realized and unrealized losses have reduced our investment portfolio by approximately .7%. We regularly meet with our financial advisors to evaluate our holdings. We will continue to invest our cash in highly liquid securities, primarily certificates of deposits with short term maturities and money market and short-term bond funds.

Income taxes

Our effective tax rate was 37.6% in the 2008 first quarter and 38.8% in the 2007 first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and equivalents at March 31, 2008 were approximately $40.7 million as compared to approximately $38.7 million at December 31, 2007. Included in cash and cash equivalents is $15.0 million at March 31, 2008 and $13.0 million at December 31, 2007 that is statutorily restricted for use solely by the HMO. We had a working capital surplus of approximately $29.3 million as of March 31, 2008 and $29.2 million at December 31, 2007.

Our total stockholders’ equity was approximately $38.3 million at March 31, 2008 and December 31, 2007. The change in our stockholders’ equity is attributable to our net loss of $338,000 which was offset by increases in our stockholders’ equity as a result of share-based compensation of $291,000 and shares issued for directors’ fees of $69,000.

At March 31, 2008, we had no outstanding debt.

During the first quarter of 2008, our cash and equivalents increased $2.0 million over the balance at December 31, 2007. Net cash provided by operating activities during the quarter was approximately $2.0 million in cash and equivalents. Large sources of cash from operating activities were:

•	an increase in the amount due to Humana of $1.3 million;
•	a decrease in accounts receivable of $1.1 million; and
•	an increase in accrued expenses of $614,000.

These sources of cash were partially offset by the following uses of cash:

•	a decrease in accrued payroll and payroll taxes of $876,000;
•	a decrease in other current assets of $370,000; and
•	our net loss for the quarter of $338,000.

Net cash used in investing activities for the quarter ended March 31, 2008 was approximately $64,000 which primarily related to capital expenditures made during the quarter.

Our financing activities for the quarter ended March 31, 2008 provided approximately $37,000 of cash in connection with the issuance of common stock upon the exercise of outstanding options.

We have a line of credit that expires on March 31, 2009. The outstanding balance, if any, bears interest at the bank’s prime rate. The credit facility requires us to comply with certain financial covenants, including a minimum liquidity requirement of $2.0 million. The availability under the line of credit secures a $1.0 million letter of credit issued in favor of Humana. We did not utilize this line in the 2008 first quarter.

Our HMO continues to require a considerable amount of capital. During the year ended December 31, 2007, we incurred losses before allocated overhead and income taxes of approximately $10.5 million in connection with the development and operation of the HMO. We contributed approximately $14.2 million to the HMO during 2007, including $6.5 million relating to 2006 operations. In addition, we contributed another $4.5 million during the first quarter of 2008 to finance the operations and growth of the HMO. Included in this $4.5 million was $1.9 million related to 2007 operations. We are continuing to commit resources in an effort to increase our HMO customer base. Our future operating results will be impacted by the effectiveness of our sales and marketing efforts in enrolling customers and the HMO's ability to manage medical expenses. We are not in a position to meaningfully estimate when, if ever, the HMO’s business will become profitable and/or generate cash from operations and we may be required to fund the development and expansion of the HMO business, including any associated losses, for an extended period of time. We anticipate that the on-going development efforts, reserve requirements and operating costs for our still developing HMO business can be funded by our current resources and projected cash flows from operations until at least December 31, 2008.

We have adopted an investment policy with respect to the investment of our cash and equivalents. The investment policy goal is to obtain the highest yield possible while investing only in highly rated instruments or investments with nominal risk of loss of principal. The investment policy sets forth a list of “Permitted Investments” and provides that the Chief Financial Officer or the Chief Executive Officer must approve any exceptions to the policy.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any Off-Balance Sheet Arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue, EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired. We also consider the market value of our own stock and those of companies similar to ours. At March 31, 2008, we believe our intangible assets are recoverable; however, changes in the economy, the business in which we operate, and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended March 31, 2008.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 other than as set forth herein.

ITEM 6. EXHIBITS

3.1.	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
10.1	Physician Practice Management Participation Agreement, dated August 2, 2001, between Metropolitan of Florida, Inc. and Humana, Inc. (3)
10.2	Letter of Agreement, dated February 2003, between Metropolitan of Florida, Inc. and Humana, Inc. (4)
10.3	Physician Practice Management Participation Agreement, dated December 1, 1998, between Metcare of Florida, Inc. and Humana, Inc.(5)
10.4	Supplemental Stock Option Plan (6)
10.5	Omnibus Equity Compensation Plan (7)
10.6	Amended and Restated Employment Agreement between Metropolitan and Michael M. Earley dated January 3, 2005 (8)
10.7	Amended and Restated Employment Agreement between Metropolitan and Robert J. Sabo dated November 9, 2006 (9)
10.8	Amended and Restated Employment Agreement between Metropolitan and Roberto L. Palenzuela dated January 3, 2005 (8)
10.9	Employment Agreement between Metcare of Florida, Inc. and Jose A. Guethon, M.D. (5)
10.10	Form of Option Award Agreement for Option Grants to Directors pursuant to the Omnibus Compensation Plan (5)
10.11	Form of Option Award Agreement for Option Grants to Key Employees pursuant to the Omnibus Compensation Plan (5)
10.12	Form of Option Award Agreement for Option Grants to Employees pursuant to the Omnibus Compensation Plan (5)
10.13	Agreement between Metcare of Florida, Inc. and the Centers for Medicare and Medicaid Services (5)
10.14	Summary of 2007 Annual Bonus Plan for Executive Officers and certain key management employees (10)
10.15	Summary of 2007 Director Compensation Plan (11)
10.16	Form of Restricted Stock Award Agreement for Restricted Stock Grants to Directors pursuant to the Omnibus Compensation Plan (11)
10.17	Form of Restricted Stock Award Agreement for Restricted Stock Grants to Management pursuant to the Omnibus Compensation Plan (11)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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

(9) Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on October 20, 2006.

(10) Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on September 26, 2007

(11) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Commission on March 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

METROPOLITAN HEALTH NETWORKS, INC.
Registrant

Date: May 6, 2008	/s/ Michael M. Earley
Michael M. Earley
Chairman, Chief Executive Officer

/s/ Robert J. Sabo
Robert J. Sabo
Chief Financial Officer