Form 10-Q
period 2008-06-30
METROPOLITAN HEALTH NETWORKS INC
filed 2008-08-05
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $.001 par value per share	51,992,282 shares

Metropolitan Health Networks, Inc.

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and equivalents, including $14.8 million in 2008 and $13.0 million in 2007 statutorily limited to use by the HMO	$37,523,151	$38,682,186
Accounts receivable, net	239,210	1,563,370
Due from Humana	5,434,152	-
Inventory	289,192	196,154
Prepaid expenses	1,332,214	739,307
Assets of HMO subsidiary held for sale, excluding cash of $14.8 million	3,466,410	-
Deferred income taxes	1,118,887	2,905,755
Other current assets	76,371	676,980
TOTAL CURRENT ASSETS	49,479,587	44,763,752

PROPERTY AND EQUIPMENT, net	1,363,890	2,181,119
INVESTMENT	688,997	688,997
GOODWILL, net	2,587,332	2,585,857
DEFERRED INCOME TAXES	1,200,000	1,403,082
OTHER INTANGIBLE ASSETS, net	1,360,371	1,588,498
OTHER ASSETS	92,143	599,742
TOTAL ASSETS	$56,772,320	$53,811,047

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$499,076	$1,461,668
Estimated medical expenses payable	-	7,016,632
Due to CMS	-	2,695,087
Accrued payroll and payroll taxes	1,745,909	2,546,295
Due to Humana	-	753,466
Liabilities of HMO subsidiary held for sale	10,508,119	-
Accrued expenses	1,595,872	1,071,920
TOTAL CURRENT LIABILITIES	14,348,976	15,545,068

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; stated value $100 per share; 10,000,000 shares authorized; 5,000 issued and outstanding, with a liquidation preference of $529,167 and $516,667 in 2008 and 2007, respectively	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized; 51,992,282 and 51,556,732 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	51,992	51,557
Additional paid-in capital	44,102,050	43,311,741
Accumulated deficit	(2,230,698)	(5,597,319)
TOTAL STOCKHOLDERS' EQUITY	42,423,344	38,265,979
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,772,320	$53,811,047

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$158,225,536	$138,038,090	$82,211,038	$69,936,634

MEDICAL EXPENSE
Medical claims expense	132,450,182	115,810,183	67,213,177	58,316,918
Medical center costs	6,389,936	5,479,700	3,238,402	2,788,620
Total Medical Expense	138,840,118	121,289,883	70,451,579	61,105,538
GROSS PROFIT	19,385,418	16,748,207	11,759,459	8,831,096

OPERATING EXPENSES
Payroll, payroll taxes and benefits	7,014,102	6,703,455	3,261,665	3,376,485
Marketing and advertising	1,600,527	2,031,701	232,424	422,432
General and administrative	5,582,621	5,693,440	2,451,525	2,702,062
Total Operating Expenses	14,197,250	14,428,596	5,945,614	6,500,979
OPERATING INCOME	5,188,168	2,319,611	5,813,845	2,330,117

OTHER INCOME (EXPENSE):
Investment income	225,917	707,245	144,850	326,015
Other income (expense)	(6,416)	(17,221)	(9,279)	(19,769)
Total other income (expense)	219,501	690,024	135,571	306,246

INCOME BEFORE INCOME TAX EXPENSE	5,407,669	3,009,635	5,949,416	2,636,363
INCOME TAX EXPENSE	2,041,048	1,250,400	2,244,898	1,105,400
NET INCOME	$3,366,621	$1,759,235	$3,704,518	$1,530,963

NET EARNINGS PER COMMON SHARE:
Basic	$0.07	$0.03	$0.07	$0.03
Diluted	$0.06	$0.03	$0.07	$0.03

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,366,621	$1,759,235
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	641,178	451,185
Stock-based compensation expense	578,825	321,016
Shares issued for director fees	98,077	65,032
Excess tax benefits from share based compensation	(50,000)	(140,000)
Deferred income taxes	2,039,950	938,400
Loss on sale of fixed assets	1,028	-
Changes in operating assets and liabilities:
Accounts receivable	1,324,160	(4,042,696)
Due from Humana	(6,187,618)	-
Inventory	(93,038)	20,936
Prepaid expenses	(592,907)	(319,482)
Net change in operating assets of HMO subsidiary held for sale, including cash of $14.8 million	7,584,461	-
Other current assets	600,609	244,802
Other assets	500,311	40,375
Accounts payable	(962,595)	(292,314)
Accrued payroll and payroll taxes	(800,387)	(144,624)
Unearned premiums	-	4,534,483
Estimated medical expenses payable	(7,016,632)	1,051,207
Due to CMS	(2,695,088)	1,003,754
Accrued expenses	523,952	888,874
Net cash (used in)/provided by operating activities	(1,139,093)	6,380,183

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for physician practice acquisition	(1,475)	-
Capital expenditures	(132,309)	(408,778)
Net cash used in investing activities	(133,784)	(408,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	63,842	97,030
Excess tax benefits from share based compensation	50,000	140,000
Net cash provided by financing activities	113,842	237,030

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(1,159,035)	6,208,435
CASH AND EQUIVALENTS - beginning of period	38,682,186	23,110,042
CASH AND EQUIVALENTS - end of period	$37,523,151	$29,318,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Metropolitan Health Networks, Inc. and subsidiaries (referred to as “Metropolitan,” “the Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period and three month period ended June 30, 2008 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2008 or future periods.

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

NOTE 2 ORGANIZATION AND BUSINESS ACTIVITY

We own and operate provider service networks (the “PSN”) through our wholly owned subsidiary, Metcare of Florida, Inc. We also operate a health maintenance organization (the “HMO”) through our wholly owned subsidiary, METCARE Health Plans, Inc.

The PSN operates under two agreements (the “Humana Agreements”) with Humana, one of the largest participants in the Medicare Advantage program in the United States, to provide medical care to Medicare beneficiaries enrolled under Humana’s health plans. To deliver care, we utilize our wholly-owned medical practices and have also contracted directly or indirectly through Humana with medical practices, service providers and hospitals (collectively the “Affiliated Providers”). The PSN currently operates in South Florida and Central Florida.

Upon the closing of the Purchase Agreement described in Note 4, the PSN and Humana will enter into a new independent practice association agreement (the “IPA Agreement”) whereby the PSN will, on a non-exclusive basis, provide and arrange for the provision of covered medical services, in all 13 counties served by the HMO, to each customer of Humana’s Medicare Advantage Plans who selects one of the PSN’s Physicians as his or her primary care physician. The IPA Agreement has a five-year term and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term.

Effective as of August 1, 2007, the PSN entered into a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage health plan in Florida. CarePlus is a wholly-owned subsidiary of Humana. Pursuant to the CarePlus Agreement, the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in nine Florida counties. In July 2008, effective September 1, 2008, the PSN’s provider relationship with CarePlus was extended to include the 13 counties covered by the IPA Agreement. CarePlus will begin operations in four of these counties as of January 1, 2009.

Under the PSN’s agreements with Humana and CarePlus, the PSN assumes full responsibility for the provision of all necessary medical care for each customer of Humana’s Medicare Advantage plans and CarePlus’s Medicare Advantage plans, as applicable, who selects one of the PSN’s Physicians as his or her primary care physician, even for services it does not provide directly.

The HMO has a contract (the “CMS Contract”) with the Center for Medicare and Medicaid Services (“CMS”) and presently offers plans in 13 Florida counties. The CMS Contract is generally automatically renewable for a one-year term each December 31 unless CMS notifies the HMO of its decision not to renew the agreement by May 1 of the contract year, or the HMO notifies CMS of its decision not to renew by the first Monday in June of the contract year. No notice of non-renewable was received from CMS in the current year.

We manage the PSN and HMO as separate business segments.

NOTE 3 SIGNIFICANT ACCOUNTING POLICIES

Assets Held For Sale

Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets,” we classify assets as “Assets Held For Sale” when we have committed to a plan to sell the assets, including the initiation of a plan to locate a buyer, the assets are available for immediate sale, and it is probable that the assets will be sold within one year based on current conditions and sales prices. Upon classifying the assets as held for sale, the assets are recorded at the lower of historical cost or fair value less selling costs and depreciation is discontinued. The assets of the HMO qualify as held for sale at June 30, 2008. Assets classified as held for sale were $3,466,000 at June 30, 2008. Liabilities directly related to assets held for sale totaling $10,508,000 are disclosed separately as held for sale in the Liabilities and Stockholders’ Equity section of the June 30, 2008 condensed consolidated balance sheet.

As a result of the IPA Agreement to be entered in to between Humana and the PSN upon the closing of the sale of the HMO to Humana (see Note 4), the cash flows of our ongoing PSN operations will be directly impacted by the activities of the HMO. Consequently, the sale of the HMO will not result in the operating results of the HMO being accounted for as a discontinued operation. Subsequent to the sale, if consummated, we will operate only the PSN segment. Since the sale of the HMO will not result in accounting for the HMO’s operations as a discontinued operation, the accompanying December 31, 2007 condensed consolidated balance sheet has not been reclassified to reflect the assets and liabilities of the HMO as assets and liabilities held for sale.

NOTE 4 DEFINITIVE AGREEMENT TO SELL HMO

On June 27, 2008, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Humana. The Purchase Agreement provides for the sale of all of the stock of METCARE Health Plans, Inc., our wholly owned subsidiary which operates the HMO. Upon the completion of the proposed sale of the HMO, which is targeted to occur within 90 days of the execution of the Purchase Agreement, our PSN will be retained by Humana pursuant to an IPA Agreement to provide or coordinate the provision of healthcare services to the HMO’s customers on a per customer fee arrangement.

Pursuant to the Purchase Agreement, Humana has agreed to purchase all of the stock of the HMO for cash equal to the sum of (i) $14.0 million and (ii) the amount, if any, by which the HMO’s estimated statutory closing net equity, as determined in accordance with Statutory Accounting Principles (the “Estimated Statutory Closing Net Equity”), exceeds $4.5 million. Ten percent of such amount will be deposited in escrow for 24 months to secure our payment of any post-closing adjustments and indemnification obligations, described below.

The purchase price is subject to positive or negative post-closing adjustments based upon differences between the Estimated Statutory Closing Net Equity and the HMO’s actual statutory net equity as of the closing of the transactions contemplated by the Purchase Agreement (the “Closing”) as determined six months following the Closing. In addition to the purchase price adjustment discussed above, the Purchase Agreement requires that Humana reconcile any changes in CMS Part D payments and retroactive premium adjustments received by the HMO after the Closing for services provided prior to the Closing Date to the amounts recorded for such items as part of the Statutory Closing Net Equity determination. The net amount of such reconciliations will be paid to us or Humana, as applicable.

The Closing is subject to the approval of CMS and Florida insurance regulators, the consent of various third parties, the non-occurrence of any event which has a material adverse effect on the HMO and various usual and customary conditions. Either party may terminate the Purchase Agreement in the event the conditions to Closing have not been satisfied or waived prior to October 31, 2008 or if satisfaction of any the conditions to Closing become impossible.

Therefore, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have determined that all of our HMO assets and liabilities should be classified as “held for sale” as of June 30, 2008.

A summary of the assets and liabilities of the HMO held for sale are as follows:

June 30, 2008
Accounts receivable, net	$1,126,000
Prepaid expenses	65,000
Other current assets	1,194,000
Property and equipment, net	555,000
Other assets	526,000
Total assets held for sale	$3,466,000

Accounts payable	$617,000
Estimated medical expenses payable	6,489,000
Due to CMS	2,873,000
Accrued expenses	529,000
Total liabilities held for sale	$10,508,000

In addition to assets of the HMO subsidiary held for sale, cash in the HMO of $13.1 million at June 30, 2008, would also be acquired by Humana as a part of the proposed transaction. Therefore, if the transaction had been consummated at June 30, 2008, total assets sold to Humana would have been $16.6 million and total liabilities assumed would have been $10.5 million.

NOTE 5 RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, was issued in February 2007. SFAS No. 159 allows entities to voluntarily choose to measure many financial assets and financial liabilities at fair value through earnings.  Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year SFAS No. 159 is adopted.  SFAS No. 159 is effective as of the beginning of fiscal years starting after November 15, 2007. Currently, we have not elected to account for any of our eligible items using the fair value option under SFAS No. 159. As a result, our adoption of SFAS No. 159 effective January 1, 2008, did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.

In December 2007, FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51 was issued by the FASB. Statement No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of Statement No. 141(R), Business Combinations.  Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of Statement No. 160 is not expected to have any impact on our financial statements.

NOTE 6 REVENUE

Our Medicare premium revenue is adjusted periodically by CMS to give effect to a risk component. Risk adjustment uses health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. Under the risk adjustment methodology, managed care plans must capture, collect, and submit diagnosis code information to CMS. After reviewing the respective submissions, CMS generally adjusts the premium payments to Medicare plans at the beginning and in the middle of the calendar year and performs a final settlement in the subsequent year.

In June 2008, the PSN was notified of a 2008 retroactive mid-year Medicare Risk Adjustment (“MRA”) premium increase from CMS based on the increased risk scores of its customer base. This increase is effective July 1 and was retroactively applied to all premiums paid in the first half of 2008. As a result of this increase, the PSN realized additional premium of $5.8 million of which approximately $500,000 had been recorded as a receivable at March 31, 2008. Approximately half of the $5.8 million relates to premiums earned in the first quarter. Premiums for the balance of 2008 will be paid based on the new risk scores. The additional premium realized by the PSN based upon the 2007 retroactive mid-year MRA premium increase totaled $5.9 million of which $2.6 million was recorded as a receivable at March 31, 2007. The 2008 mid-year MRA premium increase of $5.8 million is included in the Due from/to Humana at June 30, 2008.

In June 2008, the HMO was notified of a 2008 retroactive mid-year MRA premium increase from CMS based on the increased risk scores of the HMO’s customers. This increase is effective July 1 and was retroactively applied to all premiums paid in the first half of 2008. As a result of this increase, the HMO realized additional revenue of $848,000 in the 2008 second quarter. Premiums for the balance of 2008 will be paid based on the new risk scores. The additional revenue realized by the HMO from the 2007 retroactive mid-year MRA premium increase was $782,000, all of which was recorded in the 2007 second quarter.

In July 2008, we received the final MRA increase for 2007 premiums paid by CMS to the HMO. This amount was not materially different than the estimate we recorded at December 31, 2007 of $165,000. In July 2007, we received the final MRA increase for 2006 premiums paid by CMS to the HMO of $575,000. This amount was $340,000 higher than our recorded estimate at December 31, 2006 of $235,000. The difference of $340,000 was recorded in revenue for the three and six month periods ended June 30, 2007.

NOTE 7 MEDICAL EXPENSE

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

As claims are ultimately settled, amounts incurred related to previously reported periods will vary from the estimated medical claims payable liability that had been recorded. Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense and Medical Expense Ratio (“MER”), which represents the ratio of medical expense to revenue, for the current quarter. Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases total reported medical expense and the MER for the current quarter.

At June 30, 2008, we estimate that, on a consolidated basis, 2007 claims paid in 2008 will be less than the amount originally recorded as estimated medical expenses payable at December 31, 2007 by $361,000. This amount decreased total medical expense by approximately 0.3% for the six months ended June 30, 2008. We also estimate that, at June 30, 2007, on a consolidated basis, 2006 claims paid in 2007 will exceed the amount originally recorded as estimated medical expenses payable at December 31, 2006 by $1.6 million. This amount increased total medical expense by approximately 1.3% for the six months ended June 30, 2007. The difference between the amount incurred and the estimated medical expenses payable that was recorded at December 31, 2007 and 2006 was primarily a result of favorable and unfavorable developments in our medical claims expense, respectively.

At June 30, 2008, we estimate that claims paid for the PSN and HMO subsequent to March 31, 2008 for services provided prior to that date will exceed the consolidated estimated medical expenses payable recorded at that date by approximately $1.1 million or approximately 1.6% of consolidated total medical expense recorded for the quarter ended June 30, 2008. We also estimate that, at June 30, 2007, claims paid for the PSN and HMO subsequent to March 31, 2007 for services provided prior to that date will exceed the consolidated estimated medical expenses payable recorded at that date by approximately $653,000 or approximately 1.1% of consolidated total medical expense recorded for the quarter ended June 30, 2007. The difference between the amount incurred and the estimated medical claims payable that was recorded in both periods was primarily a result of unfavorable developments in our medical claims expense.

At June 30, 2008, we determined that the range for estimated medical expenses payable for the PSN was between $14.1 million and $15.3 million and we recorded a liability at the mid-range of $14.6 million. Based on historical results, we believe that, for the PSN, the actuarial mid-range represents the best estimate of the ultimate liability. This amount is included within the Due from/to Humana in the accompanying condensed consolidated balance sheets.

At June 30, 2008, we estimated that the range for estimated medical claims payable for the HMO was between $6.5 million and $7.2 million and we recorded a liability of $6.5 million. Based on historical results, we believe that the low end of the range continues to be the best estimate within the range for the HMO. This amount is included in liabilities of the HMO subsidiary held for sale at June 30, 2008.

NOTE 8 PRESCRIPTION DRUG BENEFITS UNDER MEDICARE PART D

The HMO, through CMS, and the PSN, through the Humana Agreements, provide prescription drugs coverage under Medicare Part D to the HMO and PSN's Medicare Advantage customers, respectively. The benefits covered under Medicare Part D are in addition to the benefits covered by the HMO and the PSN under Medicare Parts A and B.

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

At June 30, 2008, we estimated the PSN would have a $1.0 million liability for excess Part D payments related to premiums paid during the first six months of 2008. At December 31, 2007, we recorded a liability for the PSN of approximately $3.5 million related to premiums received in 2007 that are being refunded during 2008. The remaining 2007 liability at June 30, 2008 is $500,000. These amounts are included within Due from/to Humana in the accompanying condensed consolidated balance sheets.

At June 30, 2008, based on year to date drug costs and utilization patterns and changes in actuarial assumptions underlying future drug costs projections, we determined that a liability for Part D premium payments in excess of drug costs for the HMO of approximately $2.9 million should be recorded. Of this amount, $2.7 million relates to 2007 and was recorded at December 31, 2007. These amounts are included in liabilities of HMO subsidiary held for sale and due to CMS in the accompanying condensed consolidated balance sheets at June 30, 2008 and December 31, 2007, respectively.

NOTE 9 INCOME TAXES

The effective income tax rate was 37.7% for the three month and six month periods ended June 30, 2008. For the three month and six month periods ended June 30, 2007, the effective income tax rate was 41.9% and 41.5%, respectively.

We are subject to income taxes in the U.S. federal jurisdiction and the state of Florida. Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply. We have net operating loss carry forwards related to years prior to 2003. To the extent such net operating losses are utilized, the years from which the loss carryforwards originate are open for examination by the relevant taxing authorities. Upon adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, we evaluated our tax positions with regard to these years. The statute of limitations for the federal and Florida 2004 tax years will expire in the next twelve months.

The Internal Revenue Service has concluded its examination of our 2005 Federal income tax return. We did not recognize a change to the total amount of unrecognized tax benefit as a result of the examination. Tax years subsequent to 2003 remain subject to federal and state examination.

We recognize interest related to unrecognized tax benefits in interest expense, which is included in other income in the condensed consolidated statements of operations, and penalties in operating expenses for all periods presented. Interest expense of $25,000 was accrued in the first six months of 2007. No penalties have been accrued in any period presented.

The amount of unrecognized tax benefits at June 30, 2008 includes $260,000 of unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate.

NOTE 10 EARNINGS PER SHARE

Net earnings per common share, basic is computed using the weighted average number of common shares outstanding during the period. Net earnings per common share, diluted is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants and preferred stock convertible into shares of common stock.

Net earnings per common share, basic and diluted are calculated as follows:

	For the six months ended June 30,		For the three months ended June 30,
	2008	2007	2008	2007
Basic
Net income	$3,367,000	$1,759,000	$3,705,000	$1,531,000
Less: Preferred stock dividend	(25,000)	(25,000)	(13,000)	(13,000)
Income available to common stockholders	$3,342,000	$1,734,000	$3,692,000	$1,518,000
Denominator:
Weighted average common shares outstanding	51,249,000	50,291,000	51,312,000	50,312,000
Basic earnings per common share	$0.07	$0.03	$0.07	$0.03

Diluted
Income available to common stockholders	$3,342,000	$1,734,000	$3,692,000	$1,518,000
Denominator:
Weighted average common shares outstanding	51,249,000	50,291,000	51,312,000	50,312,000
Common share equivalents of outstanding stock:
Convertible preferred stock	517,000	-	537,000	526,000
Restricted stock	189,000	157,000	191,000	157,000
Options and warrants	743,000	1,215,000	658,000	935,000
Weighted average common shares outstanding	52,698,000	51,663,000	52,698,000	51,930,000
Diluted earnings per common share	$0.06	$0.03	$0.07	$0.03

The following securities were not included in the computation of diluted earnings per share for the three month and six month periods ended June 30, 2008 and 2007, as their effect would be anti-dilutive:

	For the six months ended June 30,		For the three months ended June 30,
Security Excluded From Computation	2008	2007	2008	2007
Stock Options	2,688,029	600,100	1,845,000	1,048,000
Convertible Preferred Stock	-	355,000	-	-

NOTE 11 STOCKHOLDERS’ EQUITY

During the three and six months ended June 30, 2008, options to purchase 65,350 and 90,350 shares of our common stock, respectively, were exercised.

For the three month and six month periods ended June 30, 2008, we issued 87,000 restricted shares of common stock and options to purchase 43,500 shares of common stock to the non-management members of our Board of Directors. The restricted shares and stock options vest one year from date of grant. Compensation expense related to the restricted stock and options is recognized ratably over the vesting period.

No restricted shares or options were issued to our employees in the second quarter of 2008. During the six month period ended June 30, 2008, we issued to our employees, 268,200 restricted shares of common stock and options to purchase 982,000 shares of common stock. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant. The stock options have an exercise price equal to the closing price of our common stock on the day preceding the grant date. Compensation expense related to the restricted stock and options is recognized ratably over the vesting period.

During the first quarter of 2008 we extended the expiration date from June 30, 2008 to September 30, 2008 for 100,000 options issued to a consultant in 2007. In accordance with FAS 123(R), Share-Based Payment, we revalued the options and accounted for the increase in value as additional expense which is being amortized ratably over the vesting period.

NOTE 12 COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On March 13, 2007, a complaint was filed by Mr. Noel Guillama, who served as our President, Chairman of the Board and Chief Executive Officer from January 1996 through February 2000, in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, naming us as a defendant.  The dispute involves 1,500,000 restricted shares of common stock issued to Mr. Guillama in connection with his personal guarantee of a Company line of credit in 1999.   We repaid the line of credit and expected, based on documentation signed by Mr. Guillama, the 1,500,000 shares issued as collateral to be returned to us.  Mr. Guillama alleges that we have breached an agreement to remove the transfer restrictions from these shares and is seeking damages for breach of contract and specific performance.  We believe this lawsuit is without merit and intend to assert an appropriate defense.  We filed a motion to dismiss the complaint in May 2007.  On April 22, 2008, Mr. Guillama filed a First Amended Complaint and Request for Jury Trial. We responded and made counter claims on May 16, 2008 and we anticipate defending this action vigorously. These shares have not been reflected as issued or outstanding in the accompanying condensed consolidated balance sheets or in the computations of earnings per share.

We are also a party to certain other claims arising in the ordinary course of business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or the results of our operations.

Guarantees

In connection with the sale of the assets of our pharmacy division in 2003, the purchaser of the pharmacy assets agreed to assume our obligation under a lease which ran through 2012. In the event of the purchaser’s default, we could be responsible for future lease payments totaling approximately $499,000 at June 30, 2008. We are not currently aware of any defaults.

NOTE 13 BUSINESS SEGMENT INFORMATION

We manage the PSN and HMO as separate business segments. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards (“FASB”) No. 131, Disclosures about Segments of an Enterprise and Related Information, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and the nature of the services and benefits provided. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, goodwill and certain other assets and liabilities to our segments. Our segments do share overhead costs.

In the course of analyzing the proposed sale of the HMO, management developed a range of projections regarding our future operating performance after giving effect to the proposed sale of the HMO and our entry into new risk provider agreements with Humana. Based upon such projections, management believes that the sale of the HMO and the new risk provider agreements offer the Company an opportunity to immediately improve upon its potential to generate positive income from operations in future periods. Most notably, management projects that by utilizing Humana’s existing contracts with various service providers, the new provider risk arrangements will reduce the cost of providing medical services. We believe that the reduced revenue per customer per month associated with the new provider risk arrangements will be more than offset by projected medical cost savings, elimination of a significant portion of the HMO sales and administrative costs, and reductions in corporate overhead, which should enhance our potential to generate income from operations.

SIX MONTHS ENDED JUNE 30, 2008	PSN	HMO	Total
Revenues from external customers	$119,920,000	$38,306,000	$158,226,000
Segment gain (loss) before allocated overhead and income taxes	13,647,000	(3,341,000)	10,306,000
Allocated corporate overhead	2,666,000	2,232,000	4,898,000
Segment gain (loss) after allocated overhead and before income taxes	10,981,000	(5,573,000)	5,408,000
Segment assets	34,612,000	18,303,000	52,915,000
Goodwill	2,587,000	-	2,587,000

SIX MONTHS ENDED JUNE 30, 2007	PSN	HMO	Total
Revenues from external customers	$113,755,000	$24,283,000	$138,038,000
Segment gain (loss) before allocated overhead and income taxes	13,088,000	(5,550,000)	7,538,000
Allocated corporate overhead	2,199,000	2,329,000	4,528,000
Segment gain (loss) after allocated overhead and before income taxes	10,889,000	(7,879,000)	3,010,000
Segment assets	24,953,000	18,039,000	42,992,000
Goodwill	1,992,000	-	1,992,000

THREE MONTHS ENDED JUNE 30, 2008	PSN	HMO	Total
Revenues from external customers	$62,200,000	$20,011,000	$82,211,000
Segment gain (loss) before allocated overhead and income taxes	8,906,000	(690,000)	8,216,000
Allocated corporate overhead	1,380,000	887,000	2,267,000
Segment gain (loss) after allocated overhead and before income taxes	7,526,000	(1,577,000)	5,949,000

THREE MONTHS ENDED JUNE 30, 2007	PSN	HMO	Total
Revenues from external customers	$56,662,000	$13,275,000	$69,937,000
Segment gain (loss) before allocated overhead and income taxes	6,589,000	(1,683,000)	4,906,000
Allocated corporate overhead	1,200,000	1,070,000	2,270,000
Segment gain (loss) after allocated overhead and before income taxes	5,389,000	(2,753,000)	2,636,000

Segment assets at June 30, 2008 exclude general corporate assets of $3.9 million including deferred tax assets of $2.3 million.

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

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “Metropolitan” or the “Company” refers to Metropolitan Health Networks, Inc. and its consolidated subsidiaries.

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

Specifically, this report contains forward-looking statements, including the following:

•	our ability to complete the sale of the HMO to Humana and the other transactions contemplated by the Purchase Agreement between us and Humana, including the entry into the IPA Agreement;

•	the PSN's ability to renew the Humana Agreements and maintain such agreements on favorable terms;

•	our ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported (“IBNR”) claims; and

•	the HMO's ability to renew, maintain and/or successfully rebid for the agreement with the Centers for Medicare and Medicaid Services (“CMS”).

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	reductions in government funding of Medicare programs;

•	disruptions in the PSN’s, the HMO's or Humana's healthcare provider networks;

•	failure to receive claims processing, billing services, data collection and other information on a timely basis from Humana or HF Administrative Services;

•	failure to receive, on a timely or accurate basis, customer information from CMS;

•	future legislation and changes in governmental regulations;

•	increased operating costs;

•	the impact of Medicare Risk Adjustments on payments we receive from CMS or Humana;

•	the impact of the Medicare prescription drug plan on our operations;

•	loss of significant contracts;

•	general economic and business conditions;

•	increased competition;

•	the relative health of our customers;

•	changes in estimates and judgments associated with our critical accounting policies;

•	federal and state investigations;

•	our ability to grow our HMO customers in our current geographic markets and our ability to expand our HMO into new geographic markets;

•	our ability to successfully recruit and retain key management personnel and qualified medical professionals;

•	our ability to complete the sale of the HMO to Humana and the other transactions contemplated by the Purchase Agreement between us and Humana, including entry into the IPA Agreement; and

•	impairment charges that could be required in future periods.

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

Entry into a Material Definitive Agreement to Sell HMO

On June 27, 2008, we entered into a Stock Purchase Agreement (“Purchase Agreement”) to sell to Humana all of the stock of METCARE Health Plans, Inc., our wholly-owned subsidiary, which operates our health maintenance organization (“HMO”) with 7,400 customers. Upon the closing of the proposed sale of the HMO, which is targeted to occur within 90 days of the signing of the Purchase Agreement, our PSN will be retained by Humana pursuant to a five year, non-exclusive, independent practice association agreement (“IPA Agreement”) to provide or coordinate the provision of healthcare services to the HMO’s customers on a per customer fee arrangement.

The transaction and IPA Agreement have been designed to allow us and Humana to expand our relationship, with each party focusing on its core competencies. Upon the consummation of the proposed sale, our business efforts will be exclusively concentrated on managing the PSN. In the course of analyzing the proposed sale of the HMO, management developed a range of projections regarding our future operating performance after giving effect to the proposed sale of the HMO and our entry into new risk provider agreements with Humana. Based upon such projections, management believes that the sale of the HMO and the new risk provider agreements offer the Company an opportunity to immediately improve upon its potential to generate positive income from operations in future periods. Most notably, management projects that by utilizing Humana’s existing contracts with various service providers, the new provider risk arrangements will reduce the cost of providing medical services. We believe that the reduced revenue per customer per month associated with the new provider risk arrangements will be more than offset by projected medical cost savings, elimination of a significant portion of the HMO sales and administrative costs, and reductions in corporate overhead, which should enhance our potential to generate income from operations.

HMO Stock Purchase Agreement

Pursuant to the Purchase Agreement, Humana has agreed to purchase all of the stock of the HMO for cash equal to the sum of (i) $14.0 million and (ii) the amount, if any, by which the HMO’s estimated statutory closing net equity (the “Estimated Statutory Closing Net Equity”) exceeds $4.5 million. Ten percent of such amount will be deposited in escrow for 24 months to secure our payment of any post-closing adjustments and indemnification obligations, described below.

The purchase price is subject to positive or negative post-closing adjustments based upon differences between the Estimated Statutory Closing Net Equity and the HMO’s actual statutory net equity as of the closing of the transactions contemplated by the Agreement (the “Closing”) as determined six months following the Closing (the “Statutory Closing Net Equity”). In addition to the purchase price adjustment discussed above, the Purchase Agreement requires that Humana reconcile any changes in CMS Part D payments and retroactive premium adjustments received by the HMO after the Closing for services provided prior to the Closing Date to the amounts recorded for such items as part of the Statutory Closing Net Equity determination. The net amount of such reconciliations will be paid to us or Humana, as applicable.

The Closing is subject to the approval of CMS and Florida insurance regulators, the consent of various third parties, the non-occurrence of any event which has a material adverse effect on the HMO and various usual and customary conditions. The Purchase Agreement also contains customary representations, warranties, covenants (including negative covenants), and indemnification provisions, as well as a five year non-competition and non-solicitation covenant of the Company. The non-competition covenant, which expressly does not apply to our operation of the PSN business, precludes us from competing with the HMO and its affiliates throughout the State of Florida during the five-year restricted period. Either party may terminate the Purchase Agreement in the event the conditions to Closing have not been satisfied or waived prior to October 31, 2008 or if satisfaction of any the conditions to Closing become impossible.

If the proposed sale of the HMO had occurred at June 30, 2008, in addition to assets of the HMO subsidiary held for sale of $3.5 million, cash in the HMO of $13.1 million would also be acquired by Humana as a part of the proposed transaction. Therefore, total assets sold to Humana would have been $16.6 million and total liabilities assumed would have been $10.5 million.

The HMO, which served approximately 7,400 customers as of June 30, 2008, had a segment loss before allocated overhead and income taxes of approximately $10.5 million for the year ended December 31, 2007 and approximately $3.3 million for the first six months of 2008.

IPA Agreement

The IPA Agreement, which pertains to the 13 Florida counties where the HMO currently operates, provides that the PSN will provide and arrange for the provision of covered medical services to each customer of Humana’s Medicare Advantage Plans who selects one of the PSN’s Physicians as his or her primary care physician (a “Humana Participating Customer”).

Pursuant to the IPA Agreement, the PSN will receive a fee with respect to each Humana Participating Customer, which fee will represent a significant portion of the premium that Humana receives from CMS with respect to that customer. Under the IPA Agreement, the PSN will assume full responsibility for the provision of all necessary medical care for each Humana Participating Customer, even for services it does not provide directly.

The IPA agreement has a five-year term and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term. Humana may immediately terminate the IPA Agreement and/or any individual physician credentialed under the IPA Agreement, upon written notice, (i) if the PSN and/or any of the PSN Physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) if the PSN or any of its physicians fail to meet Humana’s credentialing or re-credentialing criteria; (iii) if the PSN or any of its physicians is excluded from participation in any federal health care program; (iv) if the PSN or any of its physicians engages in or acquiesces to any act of bankruptcy, receivership or reorganization; or (v) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). The PSN and Humana may also each terminate the IPA Agreement upon 60 days’ prior written notice (with a 30 day opportunity to cure, if possible) in the event of the other’s material breach of the IPA Agreement.

In four of the counties covered by the IPA Agreement (Martin, St. Lucie, Okeechobee and Glades), the PSN will be restricted, pursuant to the IPA Agreement, from contracting with any other Medicare Advantage plan through December 31, 2013.

In addition to the IPA Agreement, in July 2008, effective September 1, 2008, the PSN’s provider relationship with CarePlus Health Plans, Inc., one of Humana’s wholly-owned Medicare Advantage plans, was extended to include the 13 counties covered by the IPA Agreement. CarePlus will begin operations in four of these counties as of January 1, 2009.

BACKGROUND

We operate two primary businesses in Florida that provide and arrange for medical care primarily to customers of Humana, Inc. (each a “Humana Plan Customer”) and a HMO which provides healthcare benefits to Medicare beneficiaries in Florida that have selected our plan.

As of June 30, 2008, the PSN and the HMO provided healthcare benefits to approximately 25,700 and approximately 7,400 Medicare Advantage beneficiaries, respectively.

Both our PSN and HMO operations primarily focus on individuals covered by Medicare, the national, federally-administered health insurance program that covers the cost of hospitalization, medical care, and some related health services for U.S. citizens aged 65 and older, qualifying disabled persons and persons suffering from end-staged renal disease. Substantially all of our revenue in the second quarter of 2008 and 2007 was generated by providing services to Medicare beneficiaries through arrangements that require us to assume responsibility to provide and/or manage the care for our customers’ medical needs in exchange for a monthly fee, also known as a capitation fee or capitation arrangement.

Our concentration on Medicare customers provides us the opportunity to focus our efforts on understanding the specific needs of Medicare beneficiaries in our local service areas, and designing plans and programs intended to meet such needs. Our management team has extensive experience developing and managing providers and provider networks.

To mitigate our exposure to high cost medical claims, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  Our deductible per customer per year was $150,000 for the HMO for the first six months of 2008 and $125,000 for the first six months of 2007, with a maximum benefit per customer per policy period of $1,000,000 for each year. For the PSN the deductible for 2008 is $40,000 in South Florida and $200,000 in Central Florida, with a maximum benefit per customer per policy period of $1,000,000. In 2007, the deductible for the PSN in South Florida was $40,000 and in Central Florida it was $140,000.

Provider Service Network

We operate the PSN through Metcare of Florida, Inc., our wholly owned subsidiary.

We have two network contracts (the “Humana Agreements”) with Humana. Humana is one of the largest participants in the Medicare Advantage program in the United States. Our PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in Flagler and Volusia counties (“Central Florida”) and Palm Beach, Broward and Miami-Dade counties (“South Florida”) who have elected to receive benefits under a Humana Medicare Advantage HMO Plan. As of June 30, 2008, the Humana Agreements covered approximately 19,300 Humana Plan Customers in Central Florida and 6,400 Humana Plan Customers in South Florida. Approximately 75.3% of our consolidated revenue for the three months ended June 30, 2008 and the six months ended June 30, 2008 was generated through the Humana Agreements.

We have built our PSN physician network by contracting with primary care physicians for their services and acquiring and operating our own physician practices. Through our Humana Agreements we have established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout South Florida and Central Florida.

Humana directly contracts with CMS and is paid a monthly premium payment for each customer enrolled in a Humana Medicare Advantage Plan. Among other factors, the monthly premium varies by customer, county, age and severity of health status. Pursuant to the Humana Agreements, the PSN provides or arranges for the provision of covered medical services to each Humana Plan Customer who selects one of the PSN Physicians as his or her primary care physician (a “Humana Participating Customer”). In return for the provision of these medical services, the PSN receives from Humana a fee for each Humana Participating Customer. The fee rates are established by the Humana Agreements and comprise a substantial portion of the monthly premiums received by Humana from CMS with respect to Humana Participating Customers.

In Central Florida, our PSN assumes full responsibility for the provision of all necessary medical care for each Humana Participating Customer, even for services we do not provide directly. In South Florida, the PSN and Humana share in the cost of inpatient hospital services and the PSN assumes full responsibility for the provision of all other medical care provided to the Humana Participating Customers. To the extent the costs of providing such medical care are less than the related fees received from Humana; our PSN generates a gross profit. Conversely, if medical expenses exceed the fees received from Humana, our PSN experiences a gross loss.

As described above, in connection with the proposed sale of the HMO, which is targeted to occur within 90 days of the date of the Purchase Agreement, our PSN will be retained by Humana pursuant to an IPA Agreement to provide or coordinate the provision of healthcare services to the HMO’s current and future customers on a per customer fee arrangement. The IPA Agreement covers the 13 counties in central Florida and the Treasure and Gulf Coasts of Florida where the HMO currently operates and provides that the PSN will provide and arrange for the provision of covered medical services to each Humana Participating Customer.

Effective as of August 1, 2007, the PSN entered into a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc., a Medicare Advantage HMO in Florida. CarePlus Health Plans, Inc. is a wholly-owned subsidiary of Humana. Pursuant to the CarePlus Agreement, the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in nine Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans. The counties covered by the CarePlus Agreement include the South Florida counties in which we provide services to Humana Plan Customers (Palm Beach, Broward and Miami-Dade) as well as Orange, Osceola, Seminole, Pasco, Pinellas and Hillsborough counties. In July 2008, effective September 1, 2008, the PSN’s provider relationship with CarePlus Health Plans, Inc., one of Humana’s wholly-owned Medicare Advantage plans, was extended to include the 13 counties covered by the IPA Agreement. CarePlus will have operations in four of these counties as of January 1, 2009. As of June 30, 2008, the CarePlus Agreement covered approximately 91 CarePlus Participating Customers (as defined below).

In the PSN’s South Florida and Central Florida markets, with certain limited exceptions, we are precluded from using the PSN Physicians who provide services to the Humana Participating Customers to provide services to CarePlus Participating Customers. For these markets, the PSN must (i) locate and contract with new independent primary care physician practices and/or (ii) acquire or establish and operate its own physician practices to service the CarePlus Participating Customers. For the counties covered by the new CarePlus agreement described in the preceding paragraph, the PSN Physicians who provide services to Humana Participating Customers may also provide services to CarePlus Participating Customers.

CarePlus directly contracts with CMS and is paid a monthly premium payment for each customer enrolled in a CarePlus Medicare Advantage Plan (each a “CarePlus Plan Customer”). Among other things, the monthly premium varies by customer, county, age and severity of health status. Pursuant to the CarePlus Agreement, the PSN provides or arranges for the provision of covered medical services to each CarePlus Plan Customer who selects one of the PSN Physicians as his or her primary care physician (each a “CarePlus Participating Customer”). In return for the provision of these medical services, the PSN receives a monthly network administration fee for each CarePlus Participating Customer. Effective March 31, 2009, the PSN will assume full responsibility for the provision of all necessary medical care for each CarePlus Participating Customer, even for services we do not provide directly.

Substantially all of our PSN’s revenue is generated from the Humana Agreements. We do receive additional revenue in the medical practices we own and operate by providing primary care services to non-Humana Participating Customers on a fee-for-service basis.

Health Maintenance Organization

As described elsewhere in this document, on June 27, 2008, we entered into a Purchase Agreement with Humana. The Purchase Agreement provides for the sale of all of the stock of METCARE Health Plans, Inc., our wholly owned subsidiary which operates our HMO. See “Entry into a Material Definitive Agreement to Sell HMO”.

The HMO was issued a Health Care Provider Certificate ("HCPC") by Florida's Agency for Health Care Administration ("AHCA") on March 16, 2005. The Department of Financial Services, Office of Insurance Regulation ("OIR") approved the HMO's application and a Certificate of Authority to operate a HMO in the State of Florida (“COA”) on April 22, 2005.

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

The HMO’s revenue is generated by premiums consisting of monthly payments per customer that are established by the CMS Contract through the competitive bidding process. The HMO contracts directly with CMS and is paid a monthly premium payment for each customer enrolled in our Plan. Among other things, the monthly premium varies by customer, county, age and severity of health status. The HMO recorded its first revenue in the third quarter of 2005.

Our HMO continues to require a considerable amount of capital. During 2007, and the first six months of 2008, we incurred losses before allocated overhead and income taxes of $10.5 million and $3.3 million, respectively in connection with the development and operation of the HMO. We contributed $14.2 million to the HMO during 2007, including $6.5 million relating to 2006 operations. We contributed another $6.8 million to the HMO in the first six months of 2008 to finance the operations and growth of the HMO including $1.9 million related to 2007 operations. We are continuing to commit resources in an effort to increase our HMO customer base. In the event the sale of the HMO is not consummated, our future operating results will continue to be impacted by the effectiveness of our sales and marketing efforts in enrolling customers and the HMO's ability to manage medical expenses. We are not in a position to meaningfully estimate when, if ever, the HMO’s business will become profitable and/or generate cash from operations and in the event the sale of the HMO is not consummated we may be required to fund the development and expansion of the HMO business, including any associated losses, for an extended period of time. In the event the sale of the HMO is not consummated, we anticipate that the on-going development efforts, reserve requirements and operating costs for our still developing HMO business can be funded by our current resources and projected cash flows from operations until at least December 31, 2009.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2007 except as follows.

Assets Held For Sale

Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets,” we classify assets as “Assets Held For Sale” when we have committed to a plan to sell the assets, including the initiation of a plan to locate a buyer, the assets are available for immediate sale, and it is probable that the assets will be sold within one year based on current conditions and sales prices. Upon classifying the assets as held for sale, the assets are recorded at the lower of historical cost or fair value less selling costs and depreciation is discontinued. The assets of the HMO qualify as held for sale at June 30, 2008. Assets classified as held for sale were $3,466,000 at June 30, 2008. Liabilities directly related to assets held for sale of $10,508,000 are disclosed separately as held for sale in the Liabilities and Stockholders’ Equity section of the June 30, 2008 condensed consolidate balance sheet.

As a result of the IPA Agreement to be entered in to between Humana and the PSN upon the closing of the sale of the HMO to Humana, the cash flows of our ongoing PSN operations will be directly impacted by the activities of the HMO. Consequently, the sale of the HMO will not result in the operating results of the HMO being accounted for as a discontinued operation. Subsequent to the sale, if consummated, we will operate only the PSN segment. Since the sale of the HMO will not result in accounting for the HMO’s operations as a discontinued operation, the December 31, 2007 balance sheet has not been reclassified to reflect the assets and liabilities of the HMO as assets and liabilities held for sale.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

During the three months ended June 30, 2008 and 2007, we operated in two financial reporting segments, the PSN business and the HMO business.

For the three months ended June 30, 2008, we realized consolidated revenue of $82.2 million compared to $69.9 million of revenue realized for the three months ended June 30, 2007, an increase of approximately $12.3 million or 17.6%. The increase in revenue for the second quarter of 2008, as compared to the same period in 2007, is due primarily to the growth in our customer base, the 2008 increase in premium payments from CMS and the increase in risk scores.

CMS periodically retroactively adjusts the premiums paid to us based on the updated health status of participants (known as a Medicare risk adjustment or “MRA” score). The factors considered in this update include changes in demographic factors, risk scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program. We record an estimate of the retroactive mid-year MRA premium adjustments that we expect to receive in subsequent periods for both the HMO and PSN.

For the three months ended June 30, 2008, both the HMO and PSN realized retroactive mid-year MRA premium increases resulting from increased risk scores. This increase is retroactively applied to all premiums paid in the first half of 2008. The retroactive premium payments for the first quarter were higher than we had estimated at March 31, 2008, and had a significant impact on both the revenue and Medical Expense Ratio (“MER”), which represents the ratio of medical expense to revenue. The retroactive mid-year MRA premium increase realized for the six month period ended June 30, 2008 for the PSN was $5.8 million. Of this amount, approximately half of the retroactive adjustment relates to premiums earned in the first quarter of 2008. At March 31, 2008 we had recorded a receivable of $500,000 related to our estimated retroactive mid-year MRA increase for the PSN. The 2007 retroactive mid-year MRA premium increase for the PSN totaled $5.9 million of which $2.6 million was recorded as a receivable at March 31, 2007.

The retroactive mid-year MRA premium increase realized for the six month period ended June 30, 2008 for the HMO was $848,000. The 2007 retroactive mid-year MRA premium increase for the HMO recorded in the 2007 second quarter was $781,000. No receivable was recorded for a retroactive mid-year MRA premium increase for the HMO at March 31, 2008 or 2007.

PSN customer months, the aggregate number of months of healthcare service the PSN provided customers during the applicable period, with one month of service to one customer counting as one customer month, increased to approximately 77,300 in the second quarter of 2008 from approximately 76,600 in the second quarter of 2007. Effective December 1, 2007, our PSN assumed the management of three South Florida physician practices not previously affiliated with the PSN, which contained approximately 1,000 Humana Medicare Advantage customers. On July 31, 2007, we closed a PSN Practice that served approximately 450 customers in South Florida, all of which were moved to other providers outside of the PSN. The remaining difference primarily relates to new enrollments and disenrollments, deaths, customers moving from the covered areas, customers transferring to another physician practice or making other insurance selections.

HMO customer months for the 2008 second quarter were approximately 22,100 as compared to approximately 15,200 customer months for the 2007 second quarter. At June 30, 2008, the HMO’s customer base had increased to approximately 7,400 customers as compared to approximately 5,100 customers at June 30, 2007. The growth in HMO customers from June 30, 2007 to June 30, 2008 resulted primarily from the enrollment of new customers during the enrollment period that commenced November 15, 2007 and ended March 31, 2008, and enrollments that occurred during a special enrollment period that occurred in the summer of 2007 for customers of a competing Medicare Advantage plan that had its contract terminated by CMS in July 2007.

Of the $12.2 million increase in our consolidated revenue for the 2008 second quarter as compared to the 2007 second quarter, approximately $5.5 million related to the PSN. This increase is due primarily to the $2.5 million of retroactive mid-year MRA premium increase that related to premiums earned in the first quarter of 2008, the growth in our customer base, the 2008 increase in premium payments from CMS and the increase in risk scores.

The remaining $6.7 million of the revenue increase relates to the HMO and is principally the result of the increase in customer months between the second quarter of 2007 and the second quarter of 2008 and an increase in the average per customer monthly premium of approximately 3.8% between these periods.

Consolidated total medical expense for the 2008 second quarter was $70.5 million, an increase of $9.4 million over the 2007 second quarter medical expense of $61.1 million. Our MER decreased to 85.7% in the 2008 second quarter compared to 87.4% in the 2007 second quarter and 86.7% for all of 2007. Excluding the impact of the first quarter’s portion of the retroactive mid-year MRA premium increase, our MER for the 2008 second quarter was 88.4%. The MER for the PSN segment decreased to 84.2% in the 2008 second quarter as compared to 86.9% in the 2007 second quarter, and 85.2% for all of 2007. Excluding the impact of that portion of the retroactive mid-year MRA premium increase related to premiums earned in the first quarter of 2008, the PSN’s MER for the 2008 second quarter was 87.7%. For the HMO, the MER was 90.4% in the 2008 second quarter as compared to 89.5% in the 2007 second quarter, and 92.9% for all of 2007.

Income before income tax expense for the second quarter of 2008 was $5.9 million compared to income before income tax expense of $2.6 million in the second quarter of 2007. The increase in the income before income tax expense between the quarters is primarily a result of the $2.5 million retroactive premium adjustment that relates to premiums earned during the first quarter of 2008 and lower operating expenses partially offset by lower investment income in the 2008 second quarter.

Net income for the 2008 second quarter was $3.7 million compared to net income of $1.5 million for the 2007 second quarter. For the 2008 second quarter, net earnings per common share, basic and diluted, was $0.07 as compared to net earnings per common share, basic and diluted, of $0.03 for the 2007 second quarter.

The PSN reported a segment gain before income taxes and allocated overhead of $8.9 million for the 2008 second quarter, as compared to a gain of $6.6 million in the 2007 second quarter, an increase of $2.3 million or 34.8%. The increase in the PSN’s segment gain before income taxes and allocated overhead between the 2008 and 2007 second quarters is primarily attributable to the $2.5 million of retroactive mid-year MRA premium increase attributable to premiums earned in the first quarter of 2008.

The HMO incurred a segment loss before income taxes and allocated overhead of $690,000 for the 2008 second quarter compared to a segment loss before income taxes and allocated overhead of $1.7 million in the 2007 second quarter. This improvement is primarily a result of a higher gross profit resulting from the lower MER in the 2008 second quarter, and larger customer base and lower operating expenses.

Allocated corporate overhead in both the second quarters of 2008 and 2007 was $2.3 million.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN and HMO as of June 30, 2008 and 2007 and (ii) the aggregate customer months of the PSN and the HMO during the second quarter of 2008 and 2007.

	June 30, 2008		June 30, 2007
	Customers at End of Period	Customer Months For Quarter	Customers at End of Period	Customer Months for Quarter	Percentage Change in Customer Months Between Quarters
PSN	25,700	77,300	25,300	76,600	0.9%
HMO	7,400	22,100	5,100	15,200	45.4%
Total	33,100	99,400	30,400	91,800

Effective December 1, 2007, our PSN assumed responsibility for managing the health care of approximately 1,000 additional Humana Medicare Advantage customers in South Florida. These 1,000 customers were previously being treated at five physician practices not affiliated with the PSN, with four locations in Broward County and one in Palm Beach County.

On July 31, 2007, we closed a PSN Practice that served approximately 450 customers in South Florida, all of which were moved to other providers outside of the PSN.

Revenue

The following table provides a breakdown of our sources of revenue by segment for the 2008 and 2007 second quarters:

	Three Months Ended June 30		$	%
	2008	2007	Increase (Decrease)	Change

PSN revenue from Humana	$61,886,000	$56,316,000	$5,570,000	9.9%
PSN fee-for-service revenue	315,000	346,000	(31,000)	-9.0%
Total PSN revenue	62,201,000	56,662,000	5,539,000	9.8%
Percentage of total revenue	75.7%	81.0%
HMO revenue	20,010,000	13,275,000	6,735,000	50.7%
Percentage of total revenue	24.3%	19.0%
Total revenue	$82,211,000	$69,937,000	$12,274,000	17.6%

The PSN’s most significant source of revenue during both the 2008 and 2007 second quarters was the premium revenue generated pursuant to the Humana Agreements (the “Humana Related Revenue”). The Humana Related Revenue increased from $56.3 million in the 2007 second quarter to $61.9 million in the 2008 second quarter, an increase of approximately 9.9%.

In June 2008, the PSN was notified of a 2008 retroactive mid-year MRA premium increase from CMS based on the increased risk scores of the PSN’s customers. This increase, effective July 1, 2008, is retroactively applied to all premiums paid in the first half of 2008. As a result of this increase, the PSN realized additional revenue of $5.3 million in the second quarter of 2008. Approximately $2.5 million of this increase relates to the first quarter of 2008. Premiums for the balance of 2008 will be paid based on the new risk scores. The 2007 retroactive mid-year MRA premium increase totaled $5.9 million of which $2.6 million was recorded as a receivable at March 31, 2007.

The PSN’s average per customer per month (“PCPM”) premium in the 2008 second quarter was approximately $805 as compared to $739 in the second quarter of 2007. Excluding the impact of the retroactive mid-year MRA premium increase that relates to premiums earned in the first quarter of 2008, the PCPM premium for the 2008 second quarter was $772. In addition to the positive impact of the retroactive mid-year premium increase attributable to premiums earned in the first quarter of 2008, the increase in the PCPM premium compared to the $739 is also attributable to the 2008 increase in premium payments from CMS and the increase in risk scores.

Fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers by the PSN’s owned physician practices.

Revenue for the HMO increased by $6.7 million or 50.7%, from $13.3 million for the second quarter of 2007 to $20.0 million for the second quarter of 2008. The increase in revenue is primarily attributable to the 45.4% increase in the HMO’s customer months between the 2007 and 2008 second quarters, the 2008 increase in premium payments from CMS and the increase in risk scores..

In June 2008, the HMO was notified of a 2008 retroactive mid-year MRA premium increase from CMS based on the increased risk scores of the HMO’s customers. This increase, effective July 1, 2008, is retroactively applied to all premiums paid in the first half of 2008. As a result of this increase, the HMO realized revenue of $848,000 in the 2008 second quarter. Premiums for the balance of 2008 will be paid based on the new risk scores. The 2007 retroactive mid-year MRA premium increase recorded in the 2007 second quarter was $781,000.

The PCPM revenue for the HMO increased approximately 3.8% from $872 for the 2007 second quarter to $905 for the 2008 second quarter. This increase is primarily due to a rate increase in the 2008 premium payments from CMS and an increase in the HMO’s risk scores.

In July 2008, we received the final MRA increase for 2007 premiums paid by CMS to the HMO. This amount was not materially different than the estimate we recorded at December 31, 2007 of $165,000. In July 2007, we received the final MRA increase for 2006 premiums paid by CMS to the HMO of $575,000. This amount is $340,000 higher than our recorded estimate at December 31, 2006 of $235,000. The difference of $340,000 was recorded in revenue for the three and six month periods ended June 30, 2007.

Medical Expense

Total medical expense represents the estimated total cost of providing patient care and is comprised of two components, medical claims expense and medical center costs. Medical claims expense for both the PSN and HMO is recognized in the period in which services are provided and includes an estimate of our obligations for medical services that have been provided to our customers but for which we have either not yet received or processed claims, and for liabilities for physician, hospital and other medical expense disputes. Medical claims expense includes costs such as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the physician practices owned by the PSN (collectively “Non-Affiliated Providers”). Medical center costs represent the operating costs of the physician practices owned by the PSN.

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

Medical costs and the MER for the three month period ended June 30 are as follows:
	2008			2007
	HMO	PSN	Consolidated	HMO	PSN	Consolidated

Estimated medical expense for the quarter, excluding prior period claims development	$18,821,000	$50,507,000	$69,328,000	$11,801,000	$48,652,000	$60,453,000
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	(726,000)	1,850,000	1,124,000	80,000	573,000	653,000
Total reported medical expense for quarter	$18,095,000	$52,357,000	$70,452,000	$11,881,000	$49,225,000	$61,106,000

Reported Medical Expense Ratio for quarter	90.4%	84.2%	85.7%	89.5%	86.9%	87.4%

In the table above, favorable adjustments to amounts we recorded in prior periods for estimated medical claims payable appear in parentheses while unfavorable adjustments do not appear in parentheses. Favorable adjustments reduce total medical expense for the applicable period and unfavorable claims development increases total medical expense for the applicable period.

The reported MER is impacted by both revenue and expense. Retroactive adjustments of prior period’s premiums that are recorded in the current period impact the MER of that period. If the retroactive adjustment increases premium revenue then the impact reduces the MER for the period. Conversely, if the retroactive adjustment reduces revenue, then the MER for the period is higher. These retroactive adjustments include, among other things, the mid-year and annual MRA premium adjustments and settlement of Part D program premiums. In addition, actual medical claims expense usually develops differently than estimated during the period. Therefore, the reported MER shown in the above table will likely change as additional claim development occurs. Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense and the MER for the current period. Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases total reported medical expense and the MER for the current period.

For the PSN, a change in either revenue or medical claims expense of approximately $700,000 impacts the PSN’s MER by 1% in the second quarter of 2008 while a change of approximately $600,000 impacts the PSN’s MER by 1% in the second quarter of 2007. A change of approximately $200,000 in the second quarter of 2008 in either revenue or medical claims expense impacts the MER for the HMO by 1%. In the second quarter of 2007, a change in either revenue or medical claims expense of approximately $140,000 impacts the HMO’s MER by 1%.

Total Medical Expense

Total consolidated medical expense was $70.5 million and $61.1 million for the 2008 and 2007 second quarters, respectively.  Approximately $67.2 million or 95.4% of our total medical expense in the 2008 second quarter and $58.3 million or 95.4% of total medical expense in the 2007 second quarter are attributable to medical claims expense such as inpatient and outpatient services, pharmacy benefits and physician services by non-affiliated providers. The increase in total medical expense in the 2008 second quarter was primarily due to the increase in the number of customer months and higher medical costs.

Our consolidated MER decreased from 87.4% in the 2007 second quarter to 85.7% in the 2008 second quarter primarily as a result of the impact of the portion of the retroactive mid-year MRA premium increases that relate to premiums earned in the first quarter of 2008. Excluding the impact of the first quarter’s portion of the retroactive mid-year MRA premium increases, our MER for the 2008 second quarter was 88.4%.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, total medical expense includes the cost of medical services provided to Humana Participating Customers by providers other than the PSN’s affiliated providers (“Non-Affiliated Providers”). The PSN’s medical expense in the 2008 second quarter was $52.4 million, compared to $49.2 million in the 2007 second quarter, an increase of approximately $3.2 million. As of June 30, 2008, we estimate that, for the PSN, our medical claims cost for services provided prior to March 31, 2008 will be approximately $1.9 million higher than our estimated medical expenses payable at March 31, 2008. At June 30, 2007, we estimated that, for the PSN, our medical claims cost for services provided prior to March 31, 2007 would exceed the estimated medical claims payable that was recorded at March 31, 2007 by approximately $573,000. The unfavorable development increased the MER by 3.0% and 1.0% for the 2008 and 2007 second quarters, respectively.

The PSN’s total medical expense includes expenses incurred in connection with the operation of our wholly owned physician practices and oncology center including salaries, taxes and benefits, malpractice insurance, office rent and other practice related expenses. Approximately $3.2 million of the PSN’s total medical expense in the 2008 second quarter related to physician practices we own as compared to $2.7 million in the 2007 second quarter. Approximately $311,000 of this increase relates to a physician practice we acquired effective July 31, 2007.

On a PCPM basis, medical expense in the 2008 second quarter for the PSN was $678 as compared to $642 in the 2007 second quarter. The increase of 5.6% is primarily a result of higher medical costs in the second quarter of 2008 compared to the second quarter of 2007 and the unfavorable prior period claims development in the second quarter of 2008.

The PSN’s MER in the 2008 second quarter was 84.2% as compared to 86.9% in the 2007 second quarter. Excluding the impact of the first quarter’s portion of the retroactive mid-year MRA premium increase, the PSN’s MER for the second quarter of 2008 was 87.7%. The PSN’s MER for the second quarter of 2008 was impacted by higher medical costs in the second quarter of 2008 compared to the second quarter of 2007 and the unfavorable prior period claims development in the second quarter of 2008. These increases were offset by the increase in premium revenue as a result of the retroactive mid-year MRA premium increase.

At June 30, 2008, we determined that the range for estimated medical claims payable for the PSN was between $14.1 million and $15.3 million and we recorded a liability of $14.6 million. Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Medical expense for the HMO was $18.1 million in the 2008 second quarter compared to $11.9 million in the 2007 second quarter. The 52.1% increase in the 2008 second quarter is due primarily to the 45.4% increase in the number of HMO customer months between the 2008 and 2007 second quarters. In the second quarter of 2008 the HMO experienced favorable prior period claims adjustment of approximately $726,000. In the second quarter of 2007, the HMO experienced unfavorable prior period claims adjustments of approximately $80,000. These amounts reduced the MER by 3.9% in the second quarter of 2008 and increased the MER by .7% in the second quarter of 2007.

On a per customer per month basis, medical expense in the 2008 second quarter for the HMO was $819 as compared to $780 in the 2007 second quarter. This increase of 5% is primarily a result of higher medical costs in the first six months of 2008 compared to the first six months of 2007.

The HMO’s MER in the 2008 second quarter was 90.4% as compared to 89.5% in the 2007 second quarter. The HMO’s MER in the 2008 second quarter was unfavorably impacted by increasing medical costs, primarily the costs of pharmaceuticals. The increased costs were offset by lower costs resulting from the renegotiation of certain contracts, higher PCPM revenue as describer above and favorable prior period medical claims development reflected in the above chart.

At June 30, 2008, we determined that the range for estimated medical claims payable for the HMO was between $6.5 million and $7.2 million and we recorded a liability of $6.5 million. Based on historical results, we believe that the low end of the range continues to be the best estimate of the HMO’s ultimate liability.

Operating Expenses

	Three Months Ended June 30,		Increase	%
	2008	2007	(Decrease)	Change

Payroll, payroll taxes and benefits	$3,262,000	$3,377,000	$(115,000)	-3.4%
Percentage of total revenue	4.0%	4.8%
Marketing and advertising	232,000	422,000	(190,000)	-45.0%
Percentage of total revenue	0.3%	0.6%
General and administrative	2,452,000	2,702,000	(250,000)	-9.3%
Percentage of total revenue	3.0%	3.0%
Total operating expenses	$5,946,000	$6,501,000	$(555,000)	-8.5%

Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salaries, sales commissions and related costs for our executive, administrative and sales staff. For the 2008 second quarter, payroll, payroll taxes and benefits were $3.3 million, compared to $3.4 million for the 2007 second quarter, a decrease of approximately $115,000 reflecting a slight reduction in payroll expense.

Marketing and Advertising

Marketing and advertising expense includes advertising expenses and brokerage commissions paid to independent sales agents. For the 2008 second quarter, marketing and advertising expense was $232,000 as compared to $422,000 for the 2007 second quarter, a decrease of 45.0%. The primary reason for this decrease is our adoption of a more targeted marketing strategy in 2008, which strategy highlights an increased focus in areas with the highest opportunity for growth.

General and Administrative

General and administrative expenses for the 2008 second quarter totaled $2.5 million, a decrease of $250,000 or 9.3% as compared to the 2007 second quarter.

Professional fees decreased $238,000, consulting fees decreased by $98,000 and rent expense decreased $54,000 between the second quarter of 2008 and the second quarter of 2007. These decreases were partially offset by an increase in the HMO’s claims and customer service fees of $100,000 or 21.0% as a result of the growth in the HMO customer base between the second quarter of 2007 and 2008.

Other Income

We realized other income of $136,000 in the 2008 second quarter as compared to $306,000 in the 2007 second quarter. Investment income in the 2008 second quarter decreased by $181,000 over the 2007 second quarter. This was a result of a significant decline in interest rates and realized and unrealized losses in our investment portfolio of approximately $210,000 in the 2008 second quarter.

The current financial markets have had a negative impact on our investment portfolio. However, we believe that this impact has been mitigated by the types of investments we hold. Realized and unrealized losses have reduced our investment portfolio by approximately 0.6% in the 2008 second quarter. We regularly meet with our financial advisors to evaluate our holdings. We will continue to invest our cash in highly liquid securities, primarily certificates of deposits with short term maturities and money market and short-term bond funds.

Income taxes

Our effective tax rate was 37.7% in the 2008 second quarter and 41.9% in the 2007 second quarter. The higher effective income tax rate in 2007 is a result of a decrease in the estimated tax benefit of certain deferred tax assets.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

During the six months ended June 30, 2008 and 2007, we operated in two financial reporting segments, the PSN business and the HMO business.

The PSN’s revenue increased by 5.4% or $6.2 million for the first six months of 2008 compared to the first six months of 2007. The PSN's segment gain before allocated overhead and income taxes in the first six months of 2008 was $13.6 million as compared to $13.1 million in the first six months of 2007. The increase is primarily a result of $800,000 of gross profit attributable to the PCPM revenue increasing at a higher rate than the increase in medical costs, which was partially offset by a $300,000 increase in operating expenses.

For the six months ended June 30, 2008, the HMO realized a 50.9% growth in its customer months and a 57.7% increase in revenue as compared to the same period in 2007. Although medical expense increased, primarily due to the growth of the HMO’s customer base, this increase was offset by the HMO’s revenue growth, resulting in an MER for the HMO in the first six months of 2008 of 90.5% as compared to 92.4% in the first six months of 2007. The HMO's segment loss before allocated overhead and income taxes in the first six months of 2008 was $3.3 million compared to the loss of $5.6 million incurred in the first six months of 2007.

PSN customer months increased to approximately 154,700 in the first six months of 2008 from approximately 153,400 in the first six months of 2007, an increase of approximately 1,300 customer months. Effective December 1, 2007, our PSN assumed the management of three South Florida physician practices not affiliated with the PSN, which included approximately 1,000 Humana Medicare Advantage customers. On July 31, 2007, we closed a PSN practice that served approximately 450 customers in South Florida, all of which were moved to other providers outside of the PSN. The remaining difference primarily relates to new enrollments and disenrollments, deaths, customers moving from the covered areas, customers transferring to another physician practice or making other insurance selections.

HMO customer months for the first six months of 2008 were approximately 43,300 as compared to approximately 28,700 customer months for the first six months of 2007. At June 30, 2008, the HMO customer base had increased to approximately 7,400 customers as compared to approximately 5,100 customers at June 30, 2007. The growth in HMO customers from June 30, 2007 to June 30, 2008 resulted primarily from the enrollment of new customers during the open enrollment period that commenced November 15, 2007 and enrollments that occurred during a special enrollment period that occurred in the summer of 2007 for customers of a competing Medicare Advantage plan that had its contract terminated by CMS in July 2007.

For the six months ended June 30, 2008, we realized consolidated revenue of $158.2 million compared to $138.0 million of revenue realized for the six months ended June 30, 2007, an increase of $20.2 million or 14.6%.

Of this increase, approximately $6.2 million related to the PSN. The increase was due primarily to a 4.4% increase in the PCPM premium in the first six months of 2008 compared to the same period in 2007 and the additional 1,300 customer months.

The remaining $14.0 million of the revenue increase relates to the HMO and is principally the result of the increase in customer months between the first six months of 2008 and the first six months of 2007 and a 4.6% increase in the PCPM premium in the first six months of 2008 compared to the same period in 2007.

Consolidated total medical expense for the first six months of 2008 was $138.8 million, an increase of $17.5 million over the same period in 2007. Our consolidated MER decreased to 87.7% in the first six months of 2008 compared to 87.9% in the first six months of 2007 and 86.7% for all of 2007. The MER for the PSN segment was 86.9% for the first six months of both 2008 and 2007, and 85.2% for all of 2007. For the HMO, the MER decreased to 90.5% for the first six months of 2008 as compared to 92.4% in the first six months of 2007 and 92.9% for all of 2007.

Income before income tax expense for the first six months of 2008 was $5.4 million compared to income before income tax expense of $3.0 million in the first six months of 2007. The increase in the income before income tax expense between the quarters is primarily a result of the increase in our gross profit of $2.6 million and decline in operating expenses of approximately $232,000 partially offset by a decrease in investment income of approximately $481,000. Net income for the first six months of 2008 was $3.4 million compared to net income of $1.8 million for the first six months of 2007.

Net earnings per common share, basic was $0.07 for the first six months of 2008 and $0.03 for the first six months of 2007. Net earnings per common share, diluted was $0.06 for the first six months of 2008 and $0.03 for the first six months of 2007.

Allocated corporate overhead increased to $4.9 million in the first six months of 2008 from $4.5 million in the first six months of 2007. This increase was primarily a result of an increase in operating expenses of $338,000 and reduced investment income of approximately $249,000.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN and HMO as of June 30, 2008 and 2007 and (ii) the aggregate customer months of the PSN and the HMO during the first six months of 2008 and 2007.

	June 30, 2008		June 30, 2007
	Customers at End of Period	Customer Months for Period	Customers at End of Period	Customer Months for Period	Percentage Change in Customer Months Between Periods
PSN	25,700	154,700	25,300	153,400	0.8%
HMO	7,400	43,300	5,100	28,700	50.9%
Total	33,100	198,000	30,400	182,100

Effective December 1, 2007, our PSN assumed responsibility for managing the health care of approximately 1,000 Humana Medicare Advantage customers in South Florida. These customers were previously being treated at five physician practices not affiliated with the PSN, with four locations in Broward County and one in Palm Beach County.

On July 31, 2007, we closed a PSN Practice that served approximately 450 customers in South Florida, all of which were moved to other providers outside of the PSN.

Revenue

The following table provides a breakdown of our sources of revenue by segment for the first six months of 2008 and the first six months of 2007:

	Six Months Ended June 30		$	%
	2008	2007	Increase (Decrease)	Change

PSN revenue from Humana	$119,131,000	$113,062,000	$6,069,000	5.4%
PSN fee-for-service revenue	789,000	693,000	96,000	13.9%
Total PSN revenue	119,920,000	113,755,000	6,165,000	5.4%
Percentage of total revenue	75.8%	82.4%
HMO revenue	38,306,000	24,283,000	14,023,000	57.7%
Percentage of total revenue	24.2%	17.6%
Total revenue	$158,226,000	$138,038,000	$20,188,000	14.6%

The PSN’s most significant source of revenue during the first six months of 2008 and 2007 was the Humana related revenue. The Humana Related Revenue increased from $113.1 million in the first six months of 2007 to $119.1 million in the first six months of 2008, an increase of approximately 5.4%.

The PSN’s average PCPM premium in the first six months of 2008 was approximately $775 as compared to $742 in the first six months of 2007, an increase of 4.4%. The increase is due primarily to the increase in 2008 premium payments from CMS and increase in risk scores between the periods.

Fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers by the PSN’s owned physician practices.

Revenue for the HMO increased by $14.0 million or 57.7%, from $24.3 million for the first six months of 2007 to $38.3 million for the first six months of 2008. The increase in revenue is primarily attributable to the 50.9% increase in the HMO’s customer months between the first six months of 2007 and the first six months of 2008. In addition, PCPM revenue for the HMO increased by approximately 4.6% from $845 for the first six months of 2007 to $884 for the first six months of 2008. This increase is primarily due to the increase in the 2008 premium payments from CMS and increase in the HMO’s risk scores.

In July 2008, we received the final MRA increase for 2007 premiums paid by CMS to the HMO. This amount was not materially different than the estimate we recorded at December 31, 2007 of $165,000. In July 2007, we received the final MRA increase for 2006 premiums paid by CMS to the HMO of $575,000. This amount is $340,000 higher than our recorded estimate at December 31, 2006 of $235,000. The difference of $340,000 was recorded in revenue for the six month period ended June 30, 2007.

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

Medical costs and the MER for the six month period ended June 30 are as follows:

	2008			2007
	HMO	PSN	Consolidated	HMO	PSN	Consolidated

Estimated medical expense for the period, excluding prior period claims development	$35,462,000	$103,739,000	$139,201,000	$23,182,000	$96,537,000	$119,719,000
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	(811,000)	450,000	(361,000)	(745,000)	2,316,000	1,571,000
Total reported medical expense for period	$34,651,000	$104,189,000	$138,840,000	$22,437,000	$98,853,000	$121,290,000

Reported Medical Expense Ratio for period	90.5%	86.9%	87.7%	92.4%	86.9%	87.9%

In the table above, favorable adjustments to amounts we recorded in prior periods for estimated medical claims payable appear in parentheses while unfavorable adjustments do not appear in parentheses. Favorable adjustments reduce total medical expense for the respective applicable period and unfavorable claims development increases total medical expense for the applicable period.

The reported MER is impacted by both revenue and expense. Retroactive adjustments of prior period’s premiums that are recorded in the current period impact the MER of that period. If the retroactive adjustment increases premium revenue then the impact reduces the MER for the period. Conversely, if the retroactive adjustment reduces revenue, then the MER for the period is higher. These retroactive adjustments include, among other things, the mid-year and annual MRA premium adjustments and settlement of Part D program premiums. In addition, actual medical claims expense usually develops differently than estimated during the period. Therefore, the reported MER shown in the above table will likely change as additional claim development occurs. Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense and the MER for the current period. Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases total reported medical expense and the MER for the current period.

For the PSN, a change in either revenue or medical claims expense of approximately $1.3 million impacts the PSN’s MER by 1% in the first six months of 2008 and 2007. A change of approximately $400,000 in the first six months of 2008 in either revenue or medical claims expense impacts the MER for the HMO by 1%. In the first six months of 2007, a change in either revenue or medical claims expense of approximately $250,000 impacts the HMO’s MER by 1%.

Total Medical Expense

Total consolidated medical expense was $138.8 million and $121.3 million for the first six months of 2008 and 2007, respectively.  Approximately $132.5 million or 95.4% of our total medical expense in the first six months of 2008 and $115.8 million or 95.5% of total medical expense in the first six months of 2007 are attributable to medical claims expense such as inpatient and outpatient services, pharmacy benefits and physician services by non-affiliated providers. The increase in consolidated medical expense in the first six months of 2008 was primarily due to the increase in the number of customers and higher medical costs.

Our consolidated MER decreased from 87.9% in the first six months of 2007 to 87.7% in the first six months of 2008 primarily as a result of the HMO’s lower MER during the first six months of 2008.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, total medical expense includes the cost of medical services provided to Humana Participating Customers by Non-Affiliated Providers. The PSN’s medical expense in the first six months of 2008 was $104.2 million, compared to $98.9 million in the first six months of 2007, an increase of approximately $5.3 million. As of June 30, 2008, we estimate that, for the PSN, our medical claims cost for services provided prior to December 31, 2007 will be approximately $450,000 more than our estimated medical expenses at December 31, 2007. Accordingly, we increased medical expense by this amount during the first six months of 2008, which increased the MER in the first six months of 2008 by 0.4%. At June 30, 2007, we estimated that, for the PSN, our medical claims cost for services provided prior to December 31, 2006, would exceed the estimated medical claims payable that was recorded at December 31, 2006 by approximately $2.3 million and, accordingly, recorded additional medical expense for this amount during the first six months of 2007, thereby increasing the MER for the first six months of 2007 by 2.0%.

The PSN’s medical expense includes expenses incurred in connection with the operation of our wholly owned physician practices and oncology center including salaries, taxes and benefits, malpractice insurance, office rent and other practice related expenses. Approximately $6.4 million of the PSN’s total medical expense in the first six months of 2008 related to physician practices we own as compared to $5.5 million in the first six months of 2007. Approximately $662,000 of this increase relates to a physician practice we acquired effective July 31, 2007.

On a PCPM basis, medical expense in the first six months of 2008 for the PSN was $673 as compared to $645 in the first six months of 2007. This increase of 4.3% is primarily a result of higher medical costs in the first six months of 2008 compared to the first six months of 2007 which was partially offset by the reduction in amounts attributable to unfavorable prior period medical claims development experience for the first six months of 2008 as compared to the first six months of 2007.

The PSN’s MER for the first six months of 2008 and the first six months of 2007 was 86.9%. In the first six months of 2008 as compared to the first six months of 2007, increased medical costs were offset by increased revenue and a reduction in the impact of unfavorable prior period claims development

At June 30, 2008, we determined that the range for estimated medical claims payable for the PSN was between $14.1 million and $15.3 million and we recorded a liability of $14.6 million, the actuarial mid-point of the range. Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Total medical expense for the HMO was $34.7 million in the first six months of 2008 compared to $22.4 million in the first six months of 2007. The increase of 54.9% is due primarily to the 50.9% increase in the number of HMO customer months between the first six months of 2008 and first six months of 2007. In the first six months of 2008 and 2007, the HMO experienced favorable prior period claims adjustments of $811,000 and $745,000 respectively, which reduced the MER by 2.1% and 3.1% in the first six months of 2008 and 2007, respectively.

On a PCPM basis, medical expense in the first six months of 2008 for the HMO was $800 as compared to $781 in the first six months of 2007. This increase of 2.4% is primarily a result of higher medical costs in the first six months of 2008 compared to the first six months of 2007.

The HMO’s MER in the first six months of 2008 was 90.5% as compared to 92.4% in the first six months of 2007. The reduction in the MER between the first six months of 2008 as compared to 2007 is a result of the higher medical costs being offset by the renegotiation of certain contracts and higher PCPM revenue.

At June 30, 2008, we determined that the range for estimated medical claims payable for the HMO was between $6.5 million and $7.2 million and we recorded a liability of $6.5 million. Based on historical results, we believe that the low end of the range continues to be the best estimate of the HMO’s ultimate liability.

Operating Expenses

	Six Months Ended June 30,		Increase	%
	2008	2007	(Decrease)	Change

Payroll, payroll taxes and benefits	$7,014,000	$6,703,000	$311,000	4.6%
Percentage of total revenue	4.4%	4.9%
Marketing and advertising	1,600,000	2,032,000	(432,000)	-21.3%
Percentage of total revenue	1.0%	1.5%
General and administrative	5,583,000	5,693,000	(110,000)	-1.9%
Percentage of total revenue	3.5%	4.1%
Total operating expenses	$14,197,000	$14,428,000	$(231,000)	-1.6%

Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salaries, sales commissions and related costs for our executive, administrative and sales staff. For the first six months of 2008, payroll, payroll taxes and benefits were $7.0 million, compared to $6.7 million for the first six months of 2007, an increase of approximately $311,000. This 4.6% increase is a result of a decrease in HMO payroll costs being offset by increases in PSN and corporate payroll costs.

Marketing and Advertising

Marketing and advertising expense includes advertising expenses and brokerage commissions paid to independent sales agents. For the first six months of 2008, marketing and advertising expense was $1.6 million as compared to $2.0 for the first six months of 2007, a decrease of 21.3%. The primary reason for this decrease is our adoption of a more targeted marketing strategy in 2008, which strategy highlights an increased focus in areas with the highest opportunity for growth.

General and Administrative

General and administrative expenses for the first six months of 2008 totaled $5.6 million, a decrease of $110,000, or 1.9% from the first six months of 2007.

Professional fees decreased $384,000 and rent expense declined $84,000 between the first six months of 2007 and 2008. To a lesser extent, we also realized decreases in a number of other general and administrative costs. These decreases were partially offset by an increase in consulting fees of $209,000 and an increase in the HMO’s claims and customer service fees of $255,000 as a result of the growth in the HMO customer base between the first half of 2007 and 2008.

Other Income

We realized other income of $219,000 in the first six months of 2008 as compared to $690,000 in the first six months of 2007. Investment income in the first six months of 2008 decreased by $481,000 compared to the first six months of 2007. This was a result of the decline in interest rates and realized and unrealized losses in our investment portfolio of approximately $475,000 in the first six months of 2008.

The current financial markets have had a negative impact on our investment portfolio. However, we believe that this impact has been mitigated by the types of investments we hold. Realized and unrealized losses have reduced our investment portfolio by approximately 1.2%. We regularly meet with our financial advisors to evaluate our holdings. We will continue to invest our cash in highly liquid securities, primarily certificates of deposits with short term maturities and money market and short-term bond funds.

Income taxes

Our effective tax rate was 37.7% in the first six months of 2008 and 41.5% in the first six months of 2007. The higher effective income tax rate in 2007 is a result of a decrease in the estimated tax benefit of certain deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and equivalents at June 30, 2008 was approximately $37.5 million as compared to approximately $38.7 million at December 31, 2007. Of our $37.5 million of cash and equivalents at June 30, 2008, $14.8 million was statutorily limited to use by the HMO.

We had a working capital surplus of approximately $35.1 million as of June 30, 2008 and $29.2 million at December 31, 2007.

Our total stockholders’ equity was approximately $42.4 million and $38.3 million at June 30, 2008 and December 31, 2007, respectively. The following comprised the changes in stockholders’ equity during the first six months of 2008:

•	Net income of $3.4 million;
•	Stock based compensation of $351,000; and
•	The exercise of stock options totaling $440,000, including the related tax benefit of $50,000.

At June 30, 2008, we had no outstanding debt.

During the six months ended June 30, 2008, our cash and equivalents decreased by approximately $1.2 million from the balance at December 31, 2007.

During the first six months of 2008, we used approximately $1.1 million of cash and equivalents in connection with our operating activities. The large uses of cash from operating activities were:

•	a decrease in estimated medical expenses payable of $7.0 million; primarily a result of the transfer of this liability into liabilities of HMO subsidiary held for sale;
•	an increase in due from Humana of $6.2 million; primarily a result of the $5.8 million retroactive mid-year MRA premium increase; and
•	a decrease in due to CMS of $2.7 million.

These uses of cash were offset by the following sources of cash:

•	a net change in operating assets held for sale of $7.6 million; which relates to the proposed sale of the HMO to Humana;
•	our net income for the six months of $3.4 million; and
•	deferred taxes consisting of $2.0 million.

Net cash used in investing activities for the six months ended June 30, 2008 was $134,000 which was primarily used for capital expenditures.

Our financing activities for the six months ended June 30, 2008 provided $114,000 of cash in connection with the issuance of common stock upon the exercise of outstanding options.

We have a line of credit that expires on March 31, 2009. The outstanding balance, if any, bears interest at the bank’s prime rate. The credit facility requires us to comply with certain financial covenants, including a minimum liquidity requirement of $2.0 million. The availability under the line of credit secures a $1.0 million letter of credit issued in favor of Humana. We have not utilized this line during 2007 or 2008.

Our HMO continues to require a considerable amount of capital. During 2007 and the first six months of 2008, we incurred losses before allocated overhead and income taxes of $10.5 million and $3.3 million, respectively in connection with the development and operation of the HMO. We contributed $14.2 million to the HMO during 2007, including $6.5 million relating to 2006 operations. We contributed another $6.8 million to the HMO in the first six months of 2008 to finance the operations and growth of the HMO including $1.9 million related to 2007 operations. We are continuing to commit resources in an effort to increase our HMO customer base. In the event the sale of the HMO is not consummated, our future operating results will continue to be impacted by the effectiveness of our sales and marketing efforts in enrolling customers and the HMO's ability to manage medical expenses. We are not in a position to meaningfully estimate when, if ever, the HMO’s business will become profitable and/or generate cash from operations and in the event the sale of the HMO is not consummated we may be required to fund the development and expansion of the HMO business, including any associated losses, for an extended period of time. In the event the sale of the HMO is not consummated, we anticipate that the on-going development efforts, reserve requirements and operating costs for our still developing HMO business can be funded by our current resources and projected cash flows from operations until at least December 31, 2009.

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

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests annually and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue, EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired. We also consider the market value of our own stock and those of companies similar to ours. As of June 30, 2008 we believe our intangible assets are recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended June 30, 2008.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 13, 2007, a complaint was filed by Mr. Noel Guillama, who served as our President, Chairman of the Board and Chief Executive Officer from January 1996 through February 2000, in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, naming us as a defendant.  The dispute involves 1,500,000 restricted shares of common stock issued to Mr. Guillama in connection with his personal guarantee of a Company line of credit in 1999.   We repaid the line of credit and expected, based on documentation signed by Mr. Guillama, the 1,500,000 shares issued as collateral to be returned to us.  Mr. Guillama alleges that we have breached an agreement to remove the transfer restrictions from these shares and is seeking damages for breach of contract and specific performance.  We believe this lawsuit is without merit and intend to assert an appropriate defense.  We filed a motion to dismiss the complaint in May 2007.  On April 22, 2008, Mr. Guillama filed a First Amended Complaint and Request for Jury Trial. We responded and made counter claims on May 16, 2008 and we anticipate defending this action vigorously. These shares have not been reflected as issued or outstanding in the accompanying condensed consolidated balance sheets or in the computations of earnings per share.

We are also a party to certain other claims arising in the ordinary course of business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or the results of our operations.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the “Annual Meeting”) was held at the Company’s offices, 250 South Australian Ave. West Palm Beach, Florida, on June 26, 2008 for the following purposes:

•	To elect seven members to our Board of Directors to hold office until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified;

•	To consider and vote upon a proposal to approve of and ratify the selection of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008; and

•	To consider and vote upon a proposal to amend our Omnibus Equity Compensation Plan to increase the number of shares of common stock reserved for issuance there under by 3,000,000 shares.

The number of outstanding shares of our Common Stock as of April 28, 2008, the record date for the Annual Meeting, was 51,885,932 shares. 46,305,977 shares of Common Stock were represented in person or by proxy at the Annual Meeting.

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

The following table sets forth the number of votes cast for, against, or withheld for each director nominee, as well as the number of abstentions and broker non-votes as to each such director nominee:

Director Nominee	Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Broker Non- Votes

Michael M. Earley	44,646,867	-	1,659,110	-	-
Martin W. Harrison	44,303,647	-	2,002,330	-	-
Barry T. Zeman	43,985,260	-	2,320,717	-	-
Karl M. Sachs	43,923,381	-	2,382,596	-	-
Eric Haskell	44,168,030	-	2,137,947	-	-
Robert E. Shields	44,170,030	-	2,135,947	-	-
David A. Florman	44,092,480	-	2,213,497	-	-

With respect to the proposal to approve of and ratify the selection of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008: (i) 45,767,931 votes were cast for such proposal, (ii) 459,241 votes were cast against such proposal and (iii) 78,804 shares abstained from voting on such proposal. No votes were withheld nor were there any broker non-votes with respect to such proposal. Accordingly, the proposal to approve of and ratify Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by the shareholders.

With respect to the proposal to approve of the amendment to our Omnibus Equity Compensation Plan: (i) 17,006,274 votes were cast for such proposal, (ii) 9,315,494 votes were cast against such proposal and (iii) 180,500 shares abstained from voting on such proposal. In addition, there were 19,803,709 broker non-votes with respect to such proposal. No votes were withheld. Accordingly, the proposal to approve of the amendment to our Omnibus Equity Compensation Plan to increase the number of shares of common stock reserved for issuance there under by 3,000,000 shares was approved.

ITEM 6. EXHIBITS

10.1	Metropolitan Omnibus Equity Compensation Plan as amended*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

METROPOLITAN HEALTH NETWORKS, INC.
Registrant

Date: August 4, 2008	/s/ Michael M. Earley
Michael M. Earley
Chairman, Chief Executive Officer

/s/ Robert J. Sabo
Robert J. Sabo
Chief Financial Officer