Form 10-Q
period 2008-09-30
METROPOLITAN HEALTH NETWORKS INC
filed 2008-11-04
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $.001 par value per share	51,290,726 shares

Metropolitan Health Networks, Inc.

Index

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets
	as of September 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of
	Income for the Nine Months and Three Months Ended
	September 30, 2008 and 2007	4

	Condensed Consolidated Statements of
	Cash Flows for the Nine Months Ended
	September 30, 2008 and 2007	5

	Notes to Condensed Consolidated
	Financial Statements	6

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of
	Operations	16

Item 3A.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION	38

Item 1	Legal Proceedings	38

Item 1A.	Risk Factors	39

Item 6.	Exhibits	39

SIGNATURES		40

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and equivalents, including $13.0 million in 2007 statutorily limited to use by the HMO	$44,285,193	$38,682,186
Accounts receivable, net	218,863	1,563,370
Inventory	214,602	196,154
Prepaid expenses	762,203	739,307
Deferred income taxes	1,171,716	2,905,755
Other current assets	133,170	676,980
TOTAL CURRENT ASSETS	46,785,747	44,763,752

PROPERTY AND EQUIPMENT, net	1,437,372	2,181,119
INVESTMENT	688,997	688,997
RESTRICTED CASH	1,400,000	-
GOODWILL, net	2,587,332	2,585,857
DEFERRED INCOME TAXES	600,000	1,403,082
OTHER INTANGIBLE ASSETS, net	1,277,850	1,588,498
OTHER ASSETS	90,150	599,742
TOTAL ASSETS	$54,867,448	$53,811,047

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,162,846	$1,461,668
Due to Humana	881,939	753,466
Accrued payroll and payroll taxes	2,086,074	2,546,295
Income taxes payable	1,179,448	249,077
Accrued expenses	2,047,642	822,843
Estimated medical expenses payable	-	7,016,632
Due to Centers for Medicare and Medicaid Services	-	2,695,087
TOTAL CURRENT LIABILITIES	7,357,949	15,545,068

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; stated value $100 per share; 10,000,000 shares authorized; 5,000 issued and outstanding, with a liquidation preference of $554,167 and $516,667 in 2008 and 2007, respectively	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized; 52,308,526 and 51,556,732 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	52,309	51,557
Additional paid-in capital	44,919,562	43,311,741
Retained earnings (deficit)	2,037,628	(5,597,319)
TOTAL STOCKHOLDERS' EQUITY	47,509,499	38,265,979
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,867,448	$53,811,047

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$237,175,320	$207,660,167	$78,949,785	$69,622,067

MEDICAL EXPENSE
Medical claims expense	200,522,906	173,525,324	68,072,724	57,715,133
Medical center costs	9,247,512	8,269,186	3,175,606	2,789,485
Total Medical Expense	209,770,418	181,794,510	71,248,330	60,504,618
GROSS PROFIT	27,404,902	25,865,657	7,701,455	9,117,449

OPERATING EXPENSES
Payroll, payroll taxes and benefits	9,911,209	10,100,668	2,897,108	3,357,216
Stay bonuses and termination costs	1,597,674	-	1,597,674	-
Marketing and advertising	1,739,459	2,609,517	138,932	577,815
General and administrative	8,306,534	8,242,227	2,405,884	2,588,784
Restructuring expenses	-	583,000	-	583,000
Total Operating Expenses	21,554,876	21,535,412	7,039,598	7,106,815
OPERATING INCOME BEFORE GAIN ON SALE OF HMO	5,850,026	4,330,245	661,857	2,010,634

Gain on sale of HMO subsidiary	5,797,769	-	5,797,769	-
OPERATING INCOME	11,647,795	4,330,245	6,459,626	2,010,634

OTHER INCOME (EXPENSE):
Investment income	254,547	1,083,978	28,630	376,732
Other income (expense)	(16,805)	(20,754)	(10,388)	(3,533)
Total other income (expense)	237,742	1,063,224	18,242	373,199

INCOME BEFORE INCOME TAX EXPENSE	11,885,537	5,393,469	6,477,868	2,383,833
INCOME TAX EXPENSE	4,250,590	2,037,000	2,209,542	786,600
NET INCOME	$7,634,947	$3,356,469	$4,268,326	$1,597,233

NET EARNINGS PER COMMON SHARE:
Basic	$0.15	$0.07	$0.08	$0.03
Diluted	$0.14	$0.06	$0.08	$0.03

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,634,947	$3,356,469
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Gain on sale of HMO subsidiary	(5,797,769)	-
Depreciation and amortization	875,369	645,835
Stock-based compensation expense	1,011,469	547,860
Shares issued for director fees	132,946	65,032
Excess tax benefits from stock-based compensation	(212,000)	(245,000)
Deferred income taxes	2,749,121	1,718,500
Loss on sale of fixed assets	10,224	72,000
Changes in operating assets and liabilities, net of the effects of the disposal of the HMO:
Accounts receivable	1,344,507	1,133
Inventory	(18,448)	(87,266)
Prepaid expenses	(57,567)	(77,976)
Other current assets	(577,968)	397,328
Other assets	(35,695)	(4,716)
Accounts payable	(135,818)	(28,283)
Due to/from Humana	128,473	623,739
Accrued payroll and payroll taxes	(439,939)	784,532
Estimated medical expenses payable	(1,454,591)	1,632,962
Due to Centers for Medicare and Medicaid Services	261,636	1,807,020
Accrued expenses	1,403,021	769,542
Net cash provided by operating activities	6,821,918	11,978,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of HMO subsidiary	78,439	-
Restricted cash from sale of HMO subsidiary	(1,400,000)
Cash paid for physician practice acquisition	-	(591,205)
Capital expenditures	(361,508)	(616,624)
Net cash used in investing activities	(1,683,069)	(1,207,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	252,158	249,403
Excess tax benefits from stock-based compensation	212,000	245,000
Net cash provided by financing activities	464,158	494,403
NET INCREASE IN CASH AND EQUIVALENTS	5,603,007	11,265,285
CASH AND EQUIVALENTS - beginning of period	38,682,186	23,110,042
CASH AND EQUIVALENTS - end of period	$44,285,193	$34,375,327

Supplemental Schedule of Non-Cash Financing Activities Issuance of note payable for physician practice acquisition	$-	$375,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Metropolitan Health Networks, Inc. and subsidiaries (referred to as “Metropolitan,” “the Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period and three month period ended September 30, 2008 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2008 or future periods.

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

NOTE 2 ORGANIZATION AND BUSINESS ACTIVITY

As of September 30, 2008, our business was primarily focused on the operation of a providers services network (“PSN”) throughout the State of Florida through our wholly owned subsidiary, Metcare of Florida, Inc. Prior to August 29, 2008 (the “Closing Date”), we also owned and operated a health maintenance organization (the “HMO”) through our wholly owned subsidiary, Metcare Health Plans, Inc.

On the Closing Date, and as discussed in more detail in Note 3, we completed the sale (the “Sale”) of the HMO to Humana Medical Plan, Inc. (the “Humana Plan”). Concurrently with the Sale, the PSN entered into a five-year independent practice association participation agreement (the “IPA Agreement”) with Humana to provide or coordinate the provision of healthcare services to the HMO’s customers pursuant to a per customer fee arrangement. Under the IPA Agreement, the PSN will, on a non-exclusive basis, provide and arrange for the provision of covered medical services, in all 13 Florida counties served by the HMO, to each customer of Humana’s Medicare Advantage health plans who selects one of our PSN primary care physicians as his or her primary care physician. The IPA Agreement has a five-year term and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term.

As of August 30, 2008, the PSN operated under the IPA Agreement and two other network contracts (the “Pre-Existing Humana Network Agreements” and, together with the IPA Agreement, the (“Humana Agreements”) with Humana, one of the largest participants in the Medicare Advantage program in the United States, to provide medical care to Medicare beneficiaries enrolled under Humana’s health plans. To deliver care, we utilize our wholly-owned medical practices and have also contracted directly or indirectly through Humana with medical practices, service providers and hospitals (collectively the “Affiliated Providers”).

Effective as of October 1, 2008, the Pre-Existing Humana Network Agreement covering the central Florida service area was expanded to include nine additional counties in north and central Florida. With these additional counties, as of October 1, 2008, the PSN provides services to Humana customers in 27 Florida counties.

In September 2008, MD Medicare Choice (“MDMC”), a Medicare Advantage health plan that operated in Florida was placed into receivership and the Florida Department of Financial Services initiated a plan of liquidation. Under the auspices of the Centers for Medicare & Medicaid Services (“CMS”), effective as of October 1, 2008, Humana assumed the responsibility for providing healthcare benefits to the approximately 16,000 MDMC Medicare members.

Humana has also informed us that approximately 4,000 of the affected MDMC members reside in eight of the counties served by our PSN under the Humana Agreements. CMS has allowed the former members of MDMC to participate in a special election period through January 31, 2009. During this time these members have the right to select available health plans, including Humana plans, or opt out of a Medicare Advantage plan. Of the former MDMC members, approximately 2,500 are served by primary care physicians that also provide care to Humana Medicare Advantage customers through the Humana Agreements. We have been informed by Humana that they are assuming responsibility for the former MDMC members and we will not receive any revenue nor will we be liable for any of the former MDMC members’ medical costs, until a member joins a Humana Medicare Advantage health plan and selects one of our PSN primary care physicians. At that time, the member will be covered under the Humana Agreements.

Effective as of August 1, 2007, the PSN entered into a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage health plan in Florida. CarePlus is a wholly-owned subsidiary of Humana. Pursuant to the CarePlus Agreement, the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in nine Florida counties. Effective September 1, 2008, the PSN’s provider relationship with CarePlus was extended to include the 13 Florida counties covered by the IPA Agreement. CarePlus expects to begin operations in four of these counties on January 1, 2009.

Under the PSN’s agreements with Humana and CarePlus, the PSN assumes full responsibility for the provision of all necessary medical care for each customer of Humana’s Medicare Advantage plans and CarePlus’ Medicare Advantage plans, as applicable, who selects one of the PSN’s primary care physicians as his or her primary care physician, even for services it does not provide directly.

As of the date of the Sale, the HMO’s contract (the “CMS Contract”) with CMS covered 13 Florida counties.

We managed the PSN and HMO as separate business segments. Subsequent to the Sale, we will operate only the PSN segment.

NOTE 3 SALE OF HMO

On the Closing Date, we completed the previously announced sale of all of the outstanding capital stock of our HMO, to the Humana Plan pursuant to the terms of the Stock Purchase Agreement, dated as of June 27, 2008, by and between the Company and the Humana Plan, (the “Stock Purchase Agreement”) for a cash purchase price of approximately $14.6 million (the “Purchase Price”). We recognized a gain on the sale of the HMO of approximately $5.8 million.

Approximately ten percent of the Purchase Price has been deposited in escrow for 24 months to secure the Company’s payment of any post-closing adjustments, described below, and indemnification obligations. This amount is presented as restricted cash on the condensed consolidated balance sheet. Concurrent with the Sale, our PSN and Humana entered into the IPA Agreement.

The Purchase Price is subject to positive or negative post-closing adjustment based upon the difference between the HMO’s estimated closing net equity, which was approximately $5.1 million, and the HMO’s actual net equity as of the Closing Date as determined nine months following the Closing Date (the “Closing Net Equity”). In addition to the Purchase Price adjustment discussed above, the Stock Purchase Agreement requires that the Humana Plan reconcile any changes in CMS Part D payments and Medicare payments received by the HMO after the Closing Date for services provided prior to the Closing Date to the amounts recorded for such items as part of the Closing Net Equity determination. The net amount of such reconciliations will be substantially determined in 2009 and will be paid to the Company or the Humana Plan, as applicable. The ultimate settlements, if any, will increase or decrease the gain on the sale of the HMO.

In connection with the Sale, we paid the employees of the HMO stay bonuses to seek to ensure that the HMO business would operate normally during the period between the signing of the Stock Purchase Agreement and the Closing Date and to encourage the employees to assist with a smooth transition of the HMO business to Humana. In addition, we made termination payments to certain HMO employees to recognize their past services to the Company. We recognized and paid all of these costs, totaling $1.6 million, in the third quarter of 2008.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 5 REVENUE

Our fees from Humana are and, prior to the Sale, from CMS for the HMO were periodically adjusted to give effect to a risk component. Risk adjustment uses health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. Under the risk adjustment methodology, managed care plans must capture, collect, and submit diagnosis code information to CMS. After reviewing the respective submissions, CMS generally adjusts the premium payments to Medicare plans at the beginning and in the middle of the calendar year and performs a final settlement in the subsequent year.

In August 2008, the PSN was notified of the final 2007 retroactive Medicare Risk Adjustment (“MRA”) premium increase from CMS based on the increased risk scores of its customer base. The amount of the increase was not materially different than the estimate we recorded at December 31, 2007.

In July 2008, we received the final retroactive MRA premium increase for premiums paid by CMS to the HMO in 2007. This amount was not materially different than the estimate we recorded at December 31, 2007. In July 2007, we received the final retroactive MRA premium increase for premiums paid by CMS to the HMO for 2006. This amount was not materially different than the estimate we recorded at December 31, 2006.

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

As claims are ultimately settled, amounts incurred related to previously reported periods will vary from the estimated medical claims payable liability that had been recorded. Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost, which reduces the reported medical expense and Medical Expense Ratio (“MER”) for the current quarter. The MER represents the ratio of medical expenses to revenue. Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases total reported medical expense and the MER for the current quarter.

At September 30, 2008, we estimate that, on a consolidated basis, claims paid in 2008 for services provided in 2007 will be less than the amount originally recorded as estimated medical expenses payable at December 31, 2007 by $1.2 million, decreasing medical expense by approximately 0.6% for the nine months ended September 30, 2008. We also estimated that, at September 30, 2007, on a consolidated basis, claims paid in 2007 for services provided in 2006 would exceed the amount originally recorded as estimated medical expenses payable at December 31, 2006 by $1.6 million, increasing total medical expense for the nine months ended September 30, 2007 by approximately 1.3%. The difference between the amount estimated to be incurred and the estimated medical expenses payable that was recorded at December 31, 2007 and 2006 was primarily a result of favorable and unfavorable developments in our medical claims expense, respectively.

At September 30, 2008, we estimate that claims paid for the PSN and HMO subsequent to June 30, 2008 for services provided prior to that date will approximate the estimated consolidated medical expenses payable recorded at that date. We also estimated that, at September 30, 2007, claims paid for the PSN and HMO subsequent to June 30, 2007 for services provided prior to that date would be less than the consolidated estimated medical expenses payable recorded at that date by approximately $442,000 or approximately 0.7% of consolidated total medical expense recorded for the quarter ended September 30, 2007. The difference between the amount incurred and the estimated medical claims payable that was recorded at June 30, 2007 was primarily a result of favorable developments in our medical claims expense.

At September 30, 2008, we determined that the range for estimated medical expenses for the PSN was between $19.0 million and $20.0 million and we recorded a liability at the actuarial mid-range of $19.4 million. Based on historical results, we believe that the actuarial mid-range represents the best estimate of the ultimate liability. This amount is included within the due to Humana in the accompanying condensed consolidated balance sheets.

NOTE 7 PRESCRIPTION DRUG BENEFITS UNDER MEDICARE PART D

The HMO, through CMS, and the PSN, through the Humana Agreements, provides prescription drugs coverage under Medicare Part D to the HMO and PSN's Medicare Advantage customers, respectively. The benefits covered under Medicare Part D are in addition to the benefits covered by the HMO and the PSN under Medicare Parts A and B. As discussed in Note 3, our HMO subsidiary was sold to Humana effective August 29, 2008, and subsequent to that date, Humana operates the HMO.

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

The payment our HMO has received monthly from CMS for coverage under Medicare Part D (the "CMS Payment") generally has represented the HMO's bid amount for providing Part D insurance coverage. We recognize premium revenue for the HMO's provision of Part D insurance coverage ratably over the term of the agreement between the HMO and CMS (the “CMS Agreement”). However, as discussed below, the ultimate amount of the CMS Payment is subject to 1) risk corridor adjustments and 2) subsidies provided by CMS in order for the HMO and CMS to share the risk associated with financing the ultimate costs of the Medicare Part D benefit.

The CMS payment is subject to positive or negative adjustment based upon the application of risk corridors that compare the prescription drug benefit costs estimated by the HMO in making its bid to CMS (the "Estimated Costs") to actual incurred prescription drug benefit costs (the "Actual Costs"). In accordance with federal regulations, in 2008, the HMO bears all gains and losses that fall within 5% of its Estimated Costs. For 2007, the HMO bore all gains and losses that fell within 2.5% of its Estimated Costs. To the extent the Actual Costs exceed Estimated Costs by more than these percentage corridors, CMS may make additional payments to the HMO. Conversely, to the extent the Estimated Costs exceed the Actual Costs by more than the percentage corridors, the HMO may be required to refund to CMS a portion of the CMS Payment. Actual Costs subject to risk sharing with CMS are limited to the costs that are, or would have been, incurred under the CMS standard benefit plan. Subsequent changes in these amounts from our estimates at the time of the Sale will increase or decrease the gain on sale of the HMO subsidiary.

Certain subsidies represent reimbursements from CMS for claims the HMO paid even though it is not ultimately required to bear the risk in connection with such claims. These include federally reinsured claims where an HMO customer's actual drug spending reaches Part D's annual catastrophic threshold and certain deductible, coinsurance and co-payment amounts for low-income beneficiaries. Prior to the Sale, we accounted for these subsidies as current liabilities in our consolidated balance sheets and as an operating activity in our consolidated statements of cash flows. We did not recognize premium revenue or claims expense for these subsidies.

We estimated and recognized an adjustment to premium revenue from CMS related to the risk corridor payment adjustment based upon pharmacy claims experience through the Sale date. It is reasonably possible that this estimate could change in the near term by an amount that could be material and any change from the amount recorded at the Sale date would impact the gain on the sale of the HMO subsidiary.

During the third quarters of 2008 and 2007, we received the final Part D settlements for 2007 and 2006, respectively. The difference between what we had accrued for these settlements and the amount computed by CMS was not material.

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

At September 30, 2008, we estimated the PSN would have a $1.6 million liability for excess Part D payments related to premiums paid during the first nine months of 2008. At December 31, 2007, we recorded a liability for the PSN of approximately $3.5 million related to premiums received in 2007 that we expected to have to refund during 2008. In August 2008, we determined that the final Part D liability for 2007 would be approximately $1 million lower than had been originally estimated. Accordingly, we increased revenue by this amount for the three and nine month periods ended September 30, 2008. Part D receivables or payables related to the PSN are included in due to Humana in the condensed consolidated balance sheets.

During the third quarter of 2007, based on year to date drug costs and utilization patterns and changes in actuarial assumptions underlying future drug costs projections, we determined that a liability for Part D premium payments in excess of drug costs of approximately $3.0 million should be recorded, of which approximately $2.0 million related to premiums received in prior quarters. Accordingly, we reduced revenue in the third quarter of 2007 and accrued a liability for $3.0 million at September 30, 2007. This change in the Part D estimate also reduced the PSN’s revenue in the fourth quarter of 2007 by approximately $1 million.

NOTE 8 RESTRUCTURING EXPENSES AND SEPARATION

As part of our continuing efforts to enhance our profitability, in July 2007, we implemented a restructuring plan designed to reduce costs and improve operating efficiencies. The restructuring plan, which was completed by the end of August 2007, resulted in the closure of two of the HMO’s office locations, one PSN medical practice (the “PSN Practice”), and a workforce reduction involving 16 employees. In connection with this plan, we recorded approximately $583,000 of restructuring costs during the third quarter of 2007, including approximately $147,000 for severance payments, approximately $364,000 for continuing lease obligations on closed locations and approximately $72,000 for the write-off of certain leasehold improvements and equipment. During the third quarter of 2007, we made cash payments related to the restructuring of $191,000. The severance payments and continuing lease obligations have resulted in additional future cash expenditures. At the time of its closure on July 31, 2007, the PSN Practice served approximately 450 customers in South Florida, all of which were moved to other providers outside of the PSN. Prior to its closing on July 31, the PSN practice generated approximately $2.6 million of revenue in 2007 and had a negative gross margin. Of the $583,000 restructuring charge, approximately $400,000 relates to the HMO with the balance of $183,000 associated with the PSN.

Payment of the remaining severance payments associated with the restructuring primarily occurred in the fourth quarter of 2007. Certain cash payments associated with lease terminations are being paid over the remaining lease terms.

A summary of the restructuring activity is as follows:

Restructuring costs accrued in third quarter of 2007	$583,000
Cash paid and amounts written off through September 30, 2008	543,000
Balance at September 30, 2008	$40,000

On April 9, 2007 (“Separation Date”), we entered into a mutually agreeable separation agreement (the “Separation Agreement”) with the individual who served as our President and Chief Operating Officer until the Separation Date. In the second quarter of 2007, we accrued approximately $500,000 related to the amount payable under the Separation Agreement and the value of certain options held by this individual that, in accordance with their terms, became fully vested on the Separation Date, subject to a three-month exercise period.

On June 26, 2007, we entered into an agreement with this individual, to repurchase for $10,000 options she held to purchase 800,000 shares of our common stock with an exercise price of $1.83 per share. This amount has been reflected as a reduction of additional paid-in capital.

NOTE 9 INCOME TAXES

The effective income tax rate was 34.1% and 35.8% for the three month and nine month periods ended September 30, 2008, respectively. For the three month and nine month periods ended September 30, 2007, the effective income tax rate was 33.0% and 37.8%, respectively. During the third quarter and the nine months ended September 30, 2008, unrecognized tax benefits were recognized as a reduction of income tax expense since the statute of limitations related to these items expired, thus reducing our effective tax rate. The lower effective income tax rate in the third quarter of 2007 is a result of an increase in the estimated tax benefit of certain deferred tax assets.

We are subject to income taxes in the U.S. federal jurisdiction and the state of Florida. Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply. We have utilized all of our available net operating loss carryforwards, including net operating loss carryforwards related to years prior to 2003. These net operating losses are open for examination by the relevant taxing authorities. Upon adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, we evaluated our tax positions with regard to these years. The statute of limitations for the federal and Florida 2005 tax years will expire in the next twelve months.

The Internal Revenue Service concluded its examination of our 2005 Federal income tax return during 2008. We did not recognize a change to the total amount of unrecognized tax benefit as a result of the examination. Tax years subsequent to 2004 remain subject to federal and state examination.

We recognize interest related to unrecognized tax benefits in interest expense, which is included in other income in the condensed consolidated statements of operations, and penalties in operating expenses for all periods presented. Interest expense of $25,000 was accrued in the first nine months of 2007 and was reversed in the third quarter of 2008 when the statute of limitations expired.

There are no unrecognized tax benefits at September 30, 2008.

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

Net earnings per common share, basic and diluted are calculated as follows:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Basic
Net income	$7,635,000	$3,356,000	$4,268,000	$1,597,000
Less: Preferred stock dividend	(38,000)	(38,000)	(13,000)	(13,000)
Income available to common stockholders	$7,597,000	$3,318,000	$4,255,000	$1,584,000
Denominator:
Weighted average common shares outstanding	51,359,000	50,434,000	51,578,000	50,714,000
Basic earnings per common share	$0.15	$0.07	$0.08	$0.03

Diluted
Income available to common stockholders	$7,597,000	$3,318,000	$4,255,000	$1,597,000

Denominator:
Weighted average common shares outstanding	51,359,000	50,434,000	51,578,000	50,714,000
Common share equivalents of outstanding stock:
Convertible preferred stock	517,000	-	698,000	632,000
Restricted stock	177,000	110,000	154,000	273,000
Options and warrants	679,000	1,075,000	598,000	794,000
Weighted average common shares outstanding	52,732,000	51,619,000	53,028,000	52,413,000
Diluted earnings per common share	$0.14	$0.06	$0.08	$0.03

The following securities were not included in the computation of diluted earnings per share for the three month and nine month periods ended September 30, 2008 and 2007, as their effect would be anti-dilutive:

	Nine months ended September 30,		Three months ended September 30,
Security Excluded From Computation	2008	2007	2008	2007
Stock Options	1,277,000	718,000	1,542,000	954,000
Convertible Preferred Stock	-	355,000	-	-

NOTE 11 STOCKHOLDERS’ EQUITY

During the three and nine months ended September 30, 2008, options to purchase 316,244 and 406,594 shares of our common stock, respectively, were exercised.

No restricted shares or options were issued to the members of our Board of Directors in the third quarter of 2008. During the nine month period ended September 30, 2008, we issued 87,000 restricted shares of common stock and options to purchase 43,500 shares of common stock to the non-management members of our Board of Directors. The restricted shares and stock options vest one year from date of grant. Compensation expense related to the restricted stock and options is recognized ratably over the vesting period.

No restricted shares or options were issued to our employees in the third quarter of 2008. During the nine month period ended September 30, 2008, we issued to our employees, 268,200 restricted shares of common stock and options to purchase 982,000 shares of common stock. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant. The stock options have an exercise price equal to the closing price of our common stock on the day preceding the grant date. Compensation expense related to the restricted stock and options is recognized ratably over the vesting period.

During the first quarter of 2008, we extended the expiration date from June 30, 2008 to September 30, 2008 for 100,000 options issued to a consultant in 2007. In accordance with FAS 123(R), Share-Based Payment, we revalued the options and accounted for the increase in value as additional expense which is being amortized ratably over the vesting period.

In October 2008, we announced that the Board of Directors has authorized the repurchase of up to 10 million shares of our outstanding common stock. We commenced making stock repurchases on October 6, 2008 and, as of October 31, 2008, we had repurchased 1.1 million shares for $2.1 million.

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

Guarantees

In connection with the sale of the assets of our pharmacy division in 2003, the purchaser of the pharmacy assets agreed to assume our obligation under a lease which ran through 2012. In the event of the purchaser’s default, we could be responsible for future lease payments totaling approximately $471,000 at September 30, 2008. We are not currently aware of any defaults.

NOTE 13 PHYSICIAN PRACTICES

Effective July 31, 2007, the PSN acquired certain assets of one of its contracted independent primary care physician practices in the Central Florida market for approximately $875,000, plus transaction costs of approximately $91,000. This transaction has been accounted for as a purchase of assets.

In addition, the PSN opened a medical center in its Central Florida market on November 1, 2007.

On December 1, 2007, our PSN assumed the management of five South Florida physician practices not previously affiliated with the PSN, which included approximately 1,000 Humana Medicare Advantage customers.

NOTE 14 BUSINESS SEGMENT INFORMATION

Prior to the Sale, we managed the PSN and HMO as separate business segments. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards (“FASB”) No. 131, Disclosures about Segments of an Enterprise and Related Information, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and the nature of the services and benefits provided. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, goodwill and certain other assets and liabilities to our segments. Our segments do share overhead costs.

Effective with the Sale, we will operate only the PSN segment.

NINE MONTHS ENDED SEPTEMBER 30, 2008	PSN (1)	HMO (1)	Total
Revenues from external customers	$185,542,000	$51,633,000	$237,175,000
Segment gain (loss) before allocated overhead, gain on sale of HMO and income taxes	17,958,000	(4,526,000)	13,432,000
Allocated corporate overhead	4,120,000	3,224,000	7,344,000
Segment gain (loss) after allocated overhead and before gain on sale of HMO and income taxes	13,838,000	(7,750,000)	6,088,000
Segment assets	51,985,000	-	51,985,000
Goodwill	2,587,000	-	2,587,000

NINE MONTHS ENDED SEPTEMBER 30, 2007	PSN	HMO	Total
Revenues from external customers	$169,371,000	$38,289,000	$207,660,000
Segment gain (loss) before allocated overhead and income taxes	21,134,000	(8,668,000)	12,466,000
Allocated corporate overhead	3,534,000	3,539,000	7,073,000
Segment gain (loss) after allocated overhead and before income taxes	17,600,000	(12,207,000)	5,393,000
Segment assets	30,882,000	14,598,000	45,480,000
Goodwill	1,992,000	-	1,992,000

THREE MONTHS ENDED SEPTEMBER 30, 2008	PSN (2)	HMO (2)	Total
Revenues from external customers	$65,623,000	$13,327,000	$78,950,000
Segment gain (loss) before allocated overhead, gain on sale of HMO and income taxes	4,311,000	(1,185,000)	3,126,000
Allocated corporate overhead	1,462,000	984,000	2,446,000
Segment gain (loss) after allocated overhead and before gain on sale of HMO and income taxes	2,849,000	(2,169,000)	680,000

THREE MONTHS ENDED SEPTEMBER 30, 2007	PSN	HMO	Total
Revenues from external customers	$55,616,000	$14,006,000	$69,622,000
Segment gain (loss) before allocated overhead and income taxes	8,045,000	(3,117,000)	4,928,000
Allocated corporate overhead	1,347,000	1,197,000	2,544,000
Segment gain (loss) after allocated overhead and before income taxes	6,698,000	(4,314,000)	2,384,000

(1)
Beginning September 1, 2008, the HMO members are included in the activity of the PSN under the IPA Agreement with Humana. Represents the eight months of activity for the HMO prior to its Sale on August 29, 2008.

(2)
Beginning September 1, 2008, the HMO members are included in the activity of the PSN under the IPA Agreement with Humana. Represents the two months of activity for the HMO prior to its Sale on August 29, 2008.

Segment assets at September 30, 2008 exclude general corporate assets of $2.9 million including deferred tax assets of $1.8 million.

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

Specifically, this report contains forward-looking statements, including the following:

•	the PSN's ability to renew the Pre-Existing Humana Network Agreements and maintain all of the Humana Agreements on favorable terms; and

•	our ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported (“IBNR”) claims.

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	reductions in government funding of Medicare programs;

•	disruptions in the PSN’s or Humana's healthcare provider networks;

•	failure to receive claims processing, billing services, data collection and other information on a timely basis from Humana;

•	future legislation and changes in governmental regulations;

•	increased operating costs;

•	the impact of Medicare Risk Adjustments on payments we receive from Humana;

•	the impact of the Medicare prescription drug plan on our operations;

•	loss of significant contracts;

•	general economic and business conditions;

•	increased competition;

•	the relative health of our customers;

•	changes in estimates and judgments associated with our critical accounting policies;

•	federal and state investigations;

•	our ability to successfully recruit and retain key management personnel and qualified medical professionals; and

•	impairment charges that could be required in future periods.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission (the “Commission”), including the sections entitled “Risk Factors” in Item 1A of Part II of this report and our Annual Report on Form 10-K for the year ended December 31, 2007.

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

BACKGROUND

Prior to the sale (the “Sale”) of our health maintenance organization (the “HMO”), Metcare Health Plans, Inc. to Humana Medical Plan, Inc. (the “Humana Plan”) on August 29, 2008 (the “Closing Date”), we operated two primary businesses in Florida, our providers services network (“PSN”) and our HMO. Our PSN provides and arranges for medical care primarily to customers of Humana (each a “Humana Plan Customer”) and our HMO provided healthcare benefits to Medicare beneficiaries in Florida that selected our plan.

In connection with the Sale, we entered into a five year independent practice association participation agreement (the “IPA Agreement”) with Humana, Inc. (“Humana”). The IPA Agreement, which pertains to the 13 Florida counties where the HMO currently operates, provides that the PSN will provide and arrange for the provision of covered medical services to Humana Plan Customers who selects one of the PSN’s Physicians as his or her primary care physician (a “Humana Participating Customer”).

The Sale and IPA Agreement have been designed to allow the Company and Humana to expand their relationship, with each party focusing on its core competencies. Going forward, our business efforts will be exclusively concentrated on managing the PSN. As a result of the Sale and the IPA Agreement, the customer base of the PSN grew by approximately 7,400 customers immediately following the Closing Date. We believe the Sale and IPA Agreement offer us an opportunity to improve upon our ability to operate cost efficiently and profitably. For instance, we anticipate that, as a result of Humana’s existing contracts with various service providers, the IPA Agreement will assist the PSN to reduce the cost of providing certain medical services to the members of our former HMO that was acquired by the Humana Plan.

As of September 30, 2008, the PSN provided healthcare benefits to approximately 33,100 Medicare Advantage beneficiaries.

Our PSN primarily focuses and, prior to the Sale, our HMO, primarily focused on individuals covered by Medicare, the national, federally-administered health insurance program that covers the cost of hospitalization, medical care, and some related health services for U.S. citizens aged 65 and older, qualifying disabled persons and persons suffering from end-staged renal disease. Substantially all of our revenue in the third quarters of 2008 and 2007 was generated by providing services to Medicare beneficiaries through arrangements that require us to assume responsibility to provide and/or manage the care for our customers’ medical needs in exchange for a monthly fee, also known as a capitation fee or capitation arrangement.

Our concentration on Medicare customers provides us the opportunity to focus our efforts on understanding the specific needs of Medicare beneficiaries in our local service areas, and designing plans and programs intended to meet such needs. Our management team has extensive experience developing and managing providers and provider networks.

To mitigate our exposure to high cost medical claims, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  For 2008, our deductible per customer per year for the PSN is $40,000 in Miami-Dade, Broward and Palm Beach counties and $200,000 in all other counties in which the PSN operates, with a maximum benefit per customer per policy period of $1.0 million. In 2007, the deductible for the PSN in Miami-Dade, Broward and Palm Beach counties was $40,000 and was $140,000 in all other counties in which the PSN operated with a maximum benefit per customer per policy period of $1.0 million. The deductible per customer per year for the HMO in 2008, to the date of Sale, was $150,000, with a maximum benefit per customer per policy period of $1.0 million for each year. For the first nine months of 2007, the deductible per customer per year for the HMO was $125,000, with a maximum benefit per customer per policy period of $1.0 million for each year.

Provider Service Network

We operate the PSN through our wholly owned subsidiary, Metcare of Florida, Inc.

Pursuant to the IPA Agreement, the PSN will receive a fixed fee with respect to each Humana Participating Customer, which fee will represent a significant portion of the premium that Humana receives from the CMS with respect to that customer. Under the IPA Agreement, the PSN will assume full responsibility for the provision of all necessary medical care for each Humana Participating Customer, even for services it does not provide directly.

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

In four of the counties covered by the IPA Agreement (Martin, St. Lucie, Okeechobee and Glades), the PSN will be restricted from contracting with any other Medicare Advantage plan through December 31, 2013.

In addition to the recently executed IPA Agreement, the PSN has two pre-existing network contracts (the “Pre-Existing Humana Network Agreements”) with Humana, one of the largest participants in the Medicare Advantage program in the United States. Pursuant to the Pre-Existing Humana Network Agreements, our PSN has historically provided, on a non-exclusive basis, healthcare services to Humana Plan Customers in Miami-Dade, Broward, Palm Beach, Flagler and Volusia counties.

Effective as of October 1, 2008, the Pre-Existing Humana Network Agreement covering Flagler and Volusia counties was expanded to include nine additional counties in north and central Florida (the “Additional Counties”). With these additional counties, as of October 1, 2008, the PSN is now providing services to Humana customers in 27 Florida counties.

During 2009, we intend to begin to make investments to start-up business in the nine Additional Counties. We believe that we will not begin to realize any material revenues from services provided in these Additional Counties until at least 2010.

In September 2008, MD Medicare Choice (“MDMC”), a Medicare Advantage plan that operated in Florida was placed into receivership and the Florida Department of Financial Services initiated a plan of liquidation. Under the auspices of the Centers for Medicare & Medicaid Services (CMS), effective as of October 1, 2008, Humana will assume the responsibility for providing healthcare benefits to the approximately 16,000 MDMC Medicare members.

Approximately 4,000 of the effected MDMC members reside in eight of the counties served by our PSN under the IPA and Pre-Existing Humana Network Agreements (together the “Humana Agreements”). Of these former MDMC members, approximately 2,500 are served by primary care physicians that are included in the PSN’s network. CMS has allowed the former members of MDMC to participate in a special election period through January 31, 2009. During this time these members have the right to select available health plans, including Humana plans, or opt out of a Medicare Advantage plan. Until a member joins a Humana Medicare Advantage plan and selects one of our PSN primary care physicians we will not receive any revenue from Humana for the former MDMC members, nor will we be liable for any of the members’ medical costs. At that time, the member will be covered under the Humana Agreements.

Humana directly contracts with CMS and is paid a monthly premium payment for each customer enrolled in a Humana Medicare Advantage Plan. Among other factors, the monthly premium varies by customer, county, age and severity of health status. Pursuant to the Agreements the PSN provides or arranges for the provision of covered medical services to each Humana Plan Customer who selects one of the PSN Physicians as his or her primary care physician (a “Humana Participating Customer”). In return for the provision of these medical services, the PSN receives from Humana a fee for each Humana Participating Customer. The fee rates are established by the Agreements and comprise a substantial portion of the monthly premiums received by Humana from CMS with respect to Humana Participating Customers.

As of September 30, 2008, the Humana Agreements covered approximately 33,100 Humana Plan Customers. Approximately 77.7% of the Company’s consolidated revenue for the nine months ended September 30, 2008 was generated through the Humana Agreements. As a result of the Sale and the IPA Agreement, we expect that this percentage will increase substantially in future periods.

We have built our PSN physician network by contracting with primary care physicians for their services and acquiring and operating our own physician practices. Through our Humana Agreements we have established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout the counties covered by the Humana Agreements.

Our PSN assumes full responsibility for the provision of all necessary medical care for each of the approximately 33,100 Humana Participating Customers covered by the Humana Agreements, even for services we do not provide directly. For approximately 6,300 Humana Participating Customers, our PSN and Humana share in the cost of inpatient hospital services and the PSN assumes full responsibility for the provision of all other medical care provided to the Humana Participating Customers. For the remaining 26,800 Humana Participating Customers, our PSN assumes full responsibility for the provision of all medical care provided. To the extent the costs of providing such medical care are less than the related fees received from Humana; our PSN generates a gross profit. Conversely, if medical expenses exceed the fees received from Humana, our PSN experiences a gross loss.

Effective as of August 1, 2007, our PSN entered into a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc., a Medicare Advantage HMO in Florida. CarePlus Health Plans, Inc. is a wholly-owned subsidiary of Humana. Pursuant to the CarePlus Agreement (prior to its amendment to include additional counties on September 1, 2008 discussed below), the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in nine Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans. The counties covered by the CarePlus Agreement include Miami-Dade, Broward, Palm Beach, Orange, Osceola, Seminole, Pasco, Pinellas and Hillsborough counties (collectively, the “Pre-Amendment CarePlus Counties”). Effective September 1, 2008, the PSN’s provider relationship with CarePlus was extended to include the 13 counties covered by the IPA Agreement (the “Additional CarePlus Counties”). CarePlus expects to have operations in four of these Additional CarePlus Counties as of January 1, 2009. As of September 30, 2008, the CarePlus Agreement covered approximately 100 CarePlus Participating Customers (as defined below).

In the Pre-Amendment CarePlus Counties, the PSN Physicians who provide services to the Humana Participating Customers are also allowed to provide services to CarePlus Participating Customers. In the Additional CarePlus Counties, the PSN is not allowed to use the PSN Physicians who provide services to the Humana Participating Customers. In these counties, the PSN must (i) locate and contract with new independent primary care physician practices and/or (ii) acquire or establish and operate its own physician practices to service the CarePlus Participating Customers.

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

Health Maintenance Organization

On the Closing Date, we completed the previously announced Sale of all of the outstanding capital stock of the HMO to the Humana Plan pursuant to the terms of the Stock Purchase Agreement, dated as of June 27, 2008, by and between the Company and the Humana Plan for a cash purchase price of approximately $14.6 million (the “Purchase Price”). Approximately ten percent of the Purchase Price has been deposited in escrow for 24 months to secure our payment of any post-closing adjustments, described below, and indemnification obligations. Concurrently with the Sale, our PSN and Humana entered into the IPA Agreement to provide or coordinate the provision of healthcare services to the HMO’s members pursuant to a per customer fee arrangement.

The Purchase Price is subject to positive or negative post-closing adjustment based upon the difference between the HMO’s estimated closing net equity, which was approximately $5.1 million, and the HMO’s actual net equity as of the Closing Date as determined nine months following the Closing Date (the “Closing Net Equity”). In addition to the Purchase Price adjustment discussed above, the Stock Purchase Agreement requires that the Humana Plan reconcile any changes in CMS Part D payments and Medicare payments received by the HMO after the Closing Date for services provided prior to the Closing Date to the amounts recorded for such items as part of the Closing Net Equity determination. The net amount of such reconciliations will be substantially determined in 2009 and will be paid to us or the Humana Plan, as applicable. The ultimate settlements, if any, will increase or decrease the gain on the sale of the HMO.

In connection with the Sale, we paid the employees of the HMO stay bonuses to seek to ensure that the HMO business would operate normally during the period between the signing of the Stock Purchase Agreement and the Closing Date and to encourage the employees to assist with a smooth transition to Humana. In addition, we made termination payments to certain HMO employees to recognize their past services to the Company. We recognized and paid all of these costs, totaling $1.6 million, in the third quarter of 2008.

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

The HMO was required to maintain satisfactory minimum net worth requirements established by the Florida State Office of Insurance Regulation and was restricted from making dividend payments without appropriate regulatory notifications and approvals. However, with the Sale of the HMO, these restrictions are no longer applicable to us.

The HMO’s revenue was generated by premiums consisting of monthly payments per customer that were established by the CMS Contract through the competitive bidding process. The HMO contracted directly with CMS and was paid a monthly premium payment for each customer enrolled in our Plan. Among other things, the monthly premium varied by customer, county, age and severity of health status.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

The third quarter of 2008 was one of transition. As discussed above, on August 29, 2008, we completed the Sale of the HMO to the Humana Plan. The Sale resulted in a gain of approximately $5.8 million and we incurred one time termination and stay bonus costs of approximately $1.6 million. Following the Sale, the Company operates only the PSN segment.

The operating results for the three months ended September 30, 2008 include the results of operations of the HMO through August 29, 2008. After that date, as a result of the IPA Agreement, the customers of the HMO became customers of the PSN. Similar to the Pre-Existing Humana Network Agreements, under the IPA Agreement, the PSN is paid by Humana a percentage of the premium paid by CMS for each Humana Participating Customer. Medical costs incurred under the IPA Agreement are included in the medical expenses of the PSN. In the period following the Sale, we have also realized a significant reduction in operating costs that were associated with the HMO.

Total customers at September 30, 2008 were 33,100 as compared to approximately 30,600 customers at September 30, 2007. Total customer months for the three months ended September 30, 2008 increased to 99,300 from 90,900 for the third quarter of 2007.

For the three months ended September 30, 2008, we realized consolidated revenue of $78.9 million compared to $69.6 million for the three months ended September 30, 2007, an increase of approximately $9.3 million or 13.4%. On a consolidated basis, per customer per month (“PCPM”) revenue was $795 for the third quarter of 2008 compared to PCPM revenue of $766 for the same period in 2007. The 3.8% increase in PCPM revenue is due primarily to the 2008 increase in base premium payments from CMS and an increase in our customers’ risk scores.

Consolidated total medical expense for the 2008 third quarter was $71.2 million, an increase of $10.7 million over the 2007 third quarter medical expense of $60.5 million. On a consolidated basis, PCPM expense was $718 for the third quarter of 2008 compared to PCPM expense of $666 for the same period in 2007. The 7.8% increase in PCPM expense is due primarily to increasing medical costs in 2008. .

Our consolidated MER increased to 90.2% in the 2008 third quarter compared to 86.9% in the 2007 third quarter and 86.7% for the 2007 fiscal year. This increase between quarters was a result of PCPM medical costs increasing at a higher percentage than PCPM revenue.

We anticipate that, as a result of Humana’s existing contracts with various service providers, the IPA Agreement will assist the PSN to reduce the cost of providing certain services to the HMO’s members. We believe that it may take six months or more to realize a substantial portion of these projected cost savings. Since the IPA Agreement pays us a percentage of the CMS premium received by Humana (instead of the entire amount we were receiving when operating the HMO), in September 2008, we realized less revenue for the former HMO members than we would have if we had continued to operate the HMO. In addition, we did not realize any substantial medical cost savings, which negatively impacted our gross profit and our MER for the third quarter. However, as a result of the Sale, we realized in September 2008 a reduction in monthly operating costs associated with the HMO. During 2008, the operating costs of the HMO averaged approximately $1 million per month.

Income before income tax expense for the third quarter of 2008 was $6.5 million compared to income before income tax expense of $2.4 million in the third quarter of 2007. The increase in the income before income tax expense between the quarters is primarily a result of:

•	the gain on the sale of the HMO of $5.8 million, and
•	a reduction in operating expenses primarily related to the expenses that were eliminated upon Sale of the HMO;

which amounts were partially offset by

•	a decline in our gross profit from the third quarter of 2007 to the third quarter of 2008;
•	stay bonus and termination costs associated with the sale of the HMO of $1.6 million, and
•	a decline in consolidated investment income of $348,000.

Net income for the 2008 third quarter was $4.3 million compared to net income of $1.6 million for the 2007 third quarter. For the 2008 third quarter, net earnings per common share, basic and diluted, was $0.08 as compared to net earnings per common share, basic and diluted, of $0.03 for the 2007 third quarter.

Beginning September 1, 2008, the HMO members are included in the activity of the PSN under the IPA Agreement with Humana. The PSN reported a segment gain before income taxes and allocated overhead of $4.3 million for the 2008 third quarter, as compared to a gain of $8.0 million in the 2007 third quarter, a decrease of $3.7 million or 46.3%. The PSN’s segment gain before income taxes and allocated overhead between the quarters was significantly impacted by prior period medical claims development in each quarter. In the third quarter of 2008, unfavorable prior period medical claims development increased medical expenses by $1.3 million. Conversely, in the third quarter of 2007, favorable prior period medical claims development decreased medical expenses by $1.3 million. Other operating expenses for the PSN increased by $674,000 between the third quarters of 2007 and 2008.

As a result of the Sale, the HMO operated for two months in the third quarter of 2008. In this period, the HMO realized a segment loss before income taxes and allocated overhead of $1.2 million compared to a segment loss before income taxes and allocated overhead of $3.1 million in the 2007 third quarter. The third quarter of 2008 includes stay bonus and termination costs associated with the sale of the HMO of $1.6 million.

Allocated corporate overhead in both the third quarters of 2008 and 2007 was $2.5 million.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN and HMO as of September 30, 2008 and 2007 and (ii) the aggregate customer months of the PSN and the HMO during the third quarter of 2008 and 2007.

	September 30, 2008		September 30, 2007
	Customers at End of Period	Customer Months For Quarter	Customers at End of Period	Customer Months for Quarter	Percentage Change in Customer Months Between Quarters
PSN	33,100	84,500	24,600	74,400	13.6%
HMO	-	14,800	6,000	16,500	-10.3%
Total	33,100	99,300	30,600	90,900	9.2%

The change in total customer months for the three months ended September 30, 2008 as compared to the same period in 2007 is primarily a result of the following:

•	growth in the number of HMO customers, resulting primarily from the enrollment of new customers during the enrollment period that commenced November 15, 2007 and ended March 31, 2008;
•
the assumption by our PSN, on December 1, 2007, of the management of five South Florida physician practices not previously affiliated with the PSN, which included approximately 1,000 Humana Medicare Advantage customers;

•	a reduction of approximately 450 customers in South Florida from a PSN practice that we closed in August 2007, all of which were moved to other providers outside of the PSN;
•	enrollments during a special enrollment period that occurred in the summer of 2007 for customers of a competing Medicare Advantage plan that had its contract terminated by CMS in July 2007; and
•
the net effect of new enrollments and disenrollments, deaths, customers moving from the covered areas, customers transferring to another physician practice or customers making other insurance selections.

Revenue

The following table provides a breakdown of our sources of revenue by segment for the 2008 and 2007 third quarters:

	Three Months Ended September 30		$ Increase	%
	2008	2007	(Decrease)	Change
PSN revenue from Humana	$65,226,000	$55,346,000	$9,880,000	17.9%
PSN fee-for-service revenue	397,000	270,000	127,000	47.0%
Total PSN revenue	65,623,000	55,616,000	10,007,000	18.0%
Percentage of total revenue	83.1%	79.9%
HMO revenue	13,327,000	14,006,000	(679,000)	-4.8%
Percentage of total revenue	16.9%	20.1%
Total revenue	$78,950,000	$69,622,000	$9,328,000	13.4%

The PSN’s most significant source of revenue during both the 2008 and 2007 third quarters was the premium revenue generated pursuant to the Humana Agreements (the “Humana Related Revenue”). The Humana Related Revenue increased from $55.3 million in the 2007 third quarter to $65.2 million in the 2008 third quarter, an increase of 17.9%.

CMS periodically retroactively adjusts the premiums paid to us based on the updated health status of participants (known as a Medicare risk adjustment or “MRA” score). The factors considered in this update include changes in demographic factors, risk scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program. We record an estimate of the retroactive MRA premium adjustments that we expect to receive in subsequent periods for both the HMO and PSN.

In the third quarter of 2008, the PSN received the final MRA premium adjustment for 2007 totaling $905,000 of which $454,000 had been accrued at December 31, 2007 and June 30, 2008. The difference of $451,000 has been included in revenue in the third quarter.

In 2008, we have estimated the final Part D settlement for the PSN will be approximately $2 million and we have been reducing premium revenue and accruing this liability ratably throughout the year.

During the third quarter of 2007, based on drug costs incurred during the year, utilization patterns and changes in actuarial assumptions underlying future drug cost projections, we recorded a liability for premium payments in excess of drug costs for the PSN of approximately $3.0 million, representing the amount of premium payments we estimated we would be required to refund to CMS under the Medicare Part D program for prescription drug costs incurred during the first nine months of 2007. Of this $3 million, approximately $2.0 million related to premiums received in the first half of 2007. Accordingly, we reduced revenue in the third quarter of 2007 and accrued a liability for the $3.0 million at September 30, 2007. This change in our estimated final Part D settlement also reduced the PSN’s revenue in the fourth quarter of 2007 by an additional $1.0 million. CMS made its ultimate determination regarding 2007 Medicare Part D payments in 2008 (the “Final Part D Settlement”). In the third quarter of 2008, we determined that the liability for the Final Part D settlement associated with 2007 was overestimated by approximately $1 million and, as a result, we increased premium revenue in the 2008 third quarter by a corresponding amount.

In the third quarter of 2007, based on the final determination by CMS of Medicare Part D costs incurred by the PSN in 2006, we recorded additional revenue of approximately $1.0 million, representing the amount by which our 2006 year-end estimate exceeded the final settlement amount.

The PSN’s average PCPM premium in the 2008 third quarter was approximately $776 as compared to $748 in the third quarter of 2007, an increase of 3.7%. This increase is primarily a result of the base premium increase realized by the PSN in 2008.

Fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers by the PSN’s owned physician practices.

Revenue for the HMO decreased by $679,000 or 4.8%, from $14.0 million for the third quarter of 2007 to $13.3 million for the third quarter of 2008. The decrease in revenue is primarily attributable to the fact that the HMO was sold effective August 29, 2008 and the third quarter of 2008 reflects only two months of revenue. This decrease was partially offset by an overall increase in the HMO’s customer base between July and August of 2008 and the corresponding months in 2007.

The PCPM revenue for the HMO increased approximately 6.1% from $851 for the 2007 third quarter to $903 for the 2008 third quarter. This increase is primarily due to a rate increase in the 2008 premium payments from CMS.

In July 2008, we received the final MRA increase for 2007 premiums paid by CMS to the HMO. This amount was not materially different than the estimate we recorded at December 31, 2007. In July 2007, we received the final MRA increase for 2006 premiums paid by CMS to the HMO. This amount was not materially different than the estimate we recorded at December 31, 2006.

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

We develop our estimated medical claims payable by using an actuarial process that is consistently applied. The actuarial process and models develop a range of estimated medical claims payable and we record to the amount in the range that is our best estimate of the ultimate liability. Each period, we re-examine previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As medical expenses recorded in prior periods become more exact, we adjust the amount of the estimate, and include the change in medical expense in the period in which the change is identified. In each reporting period, our operating results include the effects of more completely developed medical claims payable estimates associated with previously reported periods, and these effects could be significant to the current reporting period. While we believe our estimated medical claims payable is adequate to cover future claims payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded.

Medical costs and the MER for the three month periods ended September 30, are as follows:

	2008			2007
	PSN	HMO	Consolidated	PSN	HMO	Consolidated
Estimated medical expense for the quarter, excluding prior period claims development	$58,590,000	$12,651,000	$71,241,000	$47,907,000	$13,040,000	$60,947,000
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	1,261,000	(1,254,000)	7,000	(1,305,000)	863,000	$(442,000)
Total reported medical expense for quarter	$59,851,000	$11,397,000	$71,248,000	$46,602,000	$13,903,000	$60,505,000

Reported Medical Expense Ratio for quarter	91.2%	85.5%	90.2%	83.8%	99.3%	86.9%

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

For the PSN, a change in either revenue or medical expense of approximately $700,000 would have impacted the PSN’s MER by 1% in the third quarter of 2008 while a change of approximately $600,000 would have impacted the PSN’s MER by 1% in the third quarter of 2007. A change of approximately $140,000 in the third quarter of 2008 and 2007 in either revenue or medical expense would have impacted the MER for the HMO by 1%.

Total Medical Expense

Total consolidated medical expense was $71.2 million and $60.5 million, respectively for the 2008 and 2007 third quarters.  Approximately $68.1 million, or 95.5%, of our total medical expense in the 2008 third quarter and $57.7 million, or 95.4%, of total medical expense in the 2007 third quarter is attributable to medical claims expense such as inpatient and outpatient services, pharmacy benefits and physician services by Non-Affiliated Providers. The increase in total medical expense in the 2008 third quarter was primarily due to the increase in the number of customer months, higher medical costs and the impact of prior period medical claims development.

Our consolidated MER increased from 86.9% in the 2007 third quarter to 90.2% in the 2008 third quarter primarily as a result of a slight increase in inpatient admissions, increased capitation payments to primary care physicians, higher drug costs and the impact of prior period medical claims development.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, total medical expense includes the cost of medical services provided to Humana Participating Customers by Non-Affiliated Providers. The PSN’s medical expense in the 2008 third quarter was $59.9 million, compared to $46.6 million in the 2007 third quarter, an increase of approximately $13.3 million.

The PSN’s total medical expense includes expenses incurred in connection with the operation of our wholly owned physician practices and oncology center including salaries, taxes and benefits, malpractice insurance, office rent and other practice related expenses. Approximately $3.2 million of the PSN’s total medical expense in the 2008 third quarter related to physician practices we own as compared to $2.8 million in the 2007 third quarter, an increase of approximately $400,000. Approximately $220,000 of this increase is a result of general increases in practice related costs, including medical staff salaries, $200,000 relates to increased oncology drug costs, $120,000 relates to costs associated with a physician practice we acquired effective July 31, 2007 and $100,000 relates to the costs of a practice we opened in the fourth quarter of 2007. These increases were partially offset by the elimination of the costs associated with a physician practice that was closed on July 31, 2007, reducing costs by $240,000 in the third quarter of 2008.

As reflected in the above table, the PSN experienced $1.3 million of unfavorable prior period claims development in the third quarter of 2008 thereby increasing medical expense by this amount. The PSN experienced favorable prior period claims development of $1.3 million in the third quarter of 2007 thus decreasing medical expense by this amount.

On a PCPM basis, medical expense in the 2008 third quarter for the PSN was $708 as compared to $626 in the 2007 third quarter. Excluding the impact of the unfavorable prior period claims development expense in the third quarter of 2008 and the favorable prior period claims development expense in the third quarter of 2007 discussed in the preceding paragraph, PCPM medical expense would have been $693 in the 2008 third quarter and $643 in the 2007 third quarter. The increase of $50 PCPM, or 7.8%, once prior period claims development is excluded, is primarily a result of an increase in both direct medical costs and medical center costs in the third quarter of 2008 compared to the third quarter of 2007.

The PSN’s MER in the 2008 third quarter was 91.2% as compared to 83.8% in the 2007 third quarter. Excluding the impact of the unfavorable prior period claims development expense in the third quarter of 2008 and the favorable prior period claims development expense in the third quarter of 2007, the MER would have been 89.2% in the 2008 third quarter compared to 86.1% in the 2007 third quarter.

At September 30, 2008, we determined that the range for estimated medical claims payable for the PSN was between $19.0 million and $20.0 million and we recorded a liability of $19.4 million, the actuarial mid-point of the range. Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability. Estimated medical claims payable for the PSN is included in due to Humana in the condensed consolidated balance sheets.

Total medical expense for the HMO was $11.4 million in the 2008 third quarter compared to $13.9 million in the 2007 third quarter. The 18.0% decrease in the 2008 third quarter is due primarily to the fact that the HMO was sold effective August 29, 2008 and the third quarter of 2008 represents two months of activity.

As reflected in the above table, in the third quarter of 2008 the HMO experienced favorable prior period claims development of approximately $1.3 million. In the third quarter of 2007, the HMO experienced unfavorable prior period claims development of approximately $863,000.

On a PCPM basis, medical expense in the 2008 third quarter for the HMO was $772 as compared to $844 in the 2007 third quarter. Excluding the impact of the favorable prior period claims development expense in the third quarter of 2008 and the unfavorable prior period claims development expense in the third quarter of 2007, PCPM medical costs would have been $857 in the 2008 third quarter and $792 in the 2007 third quarter.

The HMO’s MER in the 2008 third quarter was 85.5% as compared to 99.3% in the 2007 third quarter. Excluding the impact of the favorable prior period claims development expense in the third quarter of 2008 and the unfavorable prior period claims development expense in the third quarter of 2007, the MER would have been 94.9% in the 2008 third quarter and 93.1% in the 2007 third quarter.

Operating Expenses

	Three Months Ended September 30		Increase	%
	2008	2007	(Decrease)	Change

Payroll, payroll taxes and benefits	$2,897,000	$3,357,000	$(460,000)	-13.7%
Percentage of total revenue	3.7%	4.8%
Stay bonuses and termination costs	1,598,000	-	1,598,000	-
Percentage of total revenue	2.0%	-
Marketing and advertising	139,000	578,000	(439,000)	-76.0%
Percentage of total revenue	0.2%	0.8%
General and administrative	2,406,000	2,589,000	(183,000)	-7.1%
Percentage of total revenue	3.0%	3.7%
Restructuring expense	-	583,000	(583,000)	-
Percentage of total revenue	-	0.8%
Total operating expenses	$7,040,000	$7,107,000	$(67,000)	-0.9%

Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salaries, sales commissions and related costs for our executive, administrative and sales staff. For the 2008 third quarter, payroll, payroll taxes and benefits were $2.9 million, compared to $3.4 million for the 2007 third quarter. The decrease is a result of a $570,000 decrease of HMO payroll, of which approximately $350,000 is due to the fact that we had no HMO payroll expenses in September as a result of the Sale. A $200,000 reduction in corporate expenses also contributed to the decrease in the 2008 third quarter as compared to the 2007 third quarter. The decrease was primarily offset by an increase in the PSN payroll of approximately $320,000 in the third quarter of 2008, most of which related to the increase in headcount that was needed to manage the members associated with the IPA Agreement.

Stay Bonuses and Termination Costs

In connection with the Sale, we paid the employees of the HMO stay bonuses to seek to ensure that the HMO business would operate normally during the period between the signing of the Stock Purchase Agreement and the Closing Date and to encourage employees to assist with a smooth transition to Humana. In addition, we made termination payments to certain HMO employees to recognize their past services to the Company. We recognized and paid all of these costs, totaling $1.6 million, in the third quarter of 2008.

Marketing and Advertising

Marketing and advertising expense includes advertising expenses and brokerage commissions paid to independent sales agents of the HMO. For the 2008 third quarter, marketing and advertising expense was $139,000 as compared to $578,000 for the 2007 third quarter, a decrease of 76.0%. The primary reason for this decrease is elimination of these costs upon the Sale of the HMO. In addition, in the third quarter of 2007, we incurred approximately $350,000 of incremental marketing costs and commissions associated with the special enrollment period afforded customers of a Medicare Advantage plan that had its contract terminated by CMS in July 2007.

General and Administrative

General and administrative expenses for the 2008 third quarter totaled $2.4 million, a decrease of $183,000, or 7.1%, as compared to the 2007 third quarter.

General and administrative costs associated with the HMO decreased from $1.2 million in the third quarter of 2007 to $663,000 in the third quarter of 2008, a decrease of over $500,000. General and administrative expenses of the PSN increased by approximately $371,000 in the third quarter of 2008 as compared to the third quarter of 2007. The increase primarily relates to the amortization of intangible assets of the physician practices acquired of $92,000 and an increase in consulting fees of $107,000.

Restructuring Expenses

In July 2007, we implemented a restructuring plan designed to reduce costs and improve operating efficiencies. The restructuring plan, completed by the end of August 2007, resulted in the closure of two of the HMO’s office locations, one PSN medical practice, and a workforce reduction involving 16 employees. In connection with this plan, we recorded approximately $583,000 of restructuring costs during the third quarter of 2007, including approximately $147,000 for severance payments, approximately $364,000 for continuing lease obligations on closed locations and approximately $72,000 for the write-off of certain leasehold improvements and equipment. At the time of its closure on July 31, 2007, the PSN medical practice served approximately 450 customers in South Florida, all of which were moved to other providers outside of the PSN. Prior to its closing on July 31, the PSN medical practice generated approximately $2.6 million of revenue in 2007 and had a negative gross margin. Of the $583,000 restructuring charge, approximately $400,000 related to the HMO with the balance of $183,000 associated with the PSN.

Gain on Sale of HMO Subsidiary

In the third quarter of 2008, we completed the previously announced sale of all of the outstanding capital stock of our HMO, to the Humana Plan pursuant to the terms of the Stock Purchase Agreement, dated as of June 27, 2008, by and between the Company and the Humana Plan for a cash purchase price of approximately $14.6 million. We recognized a gain on the sale of the HMO of approximately $5.8 million.

Other Income

We realized other income of $18,000 in the 2008 third quarter as compared to $373,000 in the 2007 third quarter. Investment income in the 2008 third quarter decreased by $348,000 over the 2007 third quarter to $29,000. This was a result of a significant decline in interest rates and realized and unrealized losses in our investment portfolio of approximately $185,000 in the 2008 third quarter.

During this time of such market volatility, we have maintained a significant amount of our funds in cash and cash related investments. We have invested a small portion of our cash in bond funds and we have realized a decline in the market value of these investments in the third quarter of 2008. We have recently hired asset managers to assist us in the investment of our cash and expect to meet regularly with our financial advisors to evaluate our holdings. We anticipate that we will continue to invest our cash in highly liquid securities.

Income taxes

Our effective tax rate was 34.1% in the 2008 third quarter and 33.0% in the 2007 third quarter. The lower effective income tax rate in 2008 is a result of tax benefits that had been reserved but are now being recognized upon the expiration of the statute of limitations for the tax period to which the benefits relate. The lower effective income tax rate in 2007 is a result of an increase in the estimated tax benefit of certain deferred tax assets.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Through August 2008, we operated in two financial reporting segments, the PSN business and the HMO business. On August 29, 2008, we completed the sale of the HMO to the Humana Plan. The Sale resulted in a gain of approximately $5.8 million and we incurred stay bonuses and termination costs of $1.6 million. Following the Sale, the Company operates only the PSN segment.

The operating results for the nine months ended September 30, 2008 include the results of operations of the HMO through August 29, 2008. After that date, as a result of the IPA Agreement, the customers of the HMO became customers of the PSN. Similar to the Pre-Existing Humana Network Agreements, under the IPA Agreement, the PSN is paid by Humana a percentage of the premium paid by CMS for each Humana Participating Customer. Medical costs incurred under the IPA Agreement are included in the medical expenses of the PSN. In the period following the Sale, we have also realized a significant reduction in operating costs that were associated with the HMO.

Total customers at September 30, 2008 were 33,100 as compared to approximately 30,600 customers at September 30, 2007. Total customer months for the nine month period ended September 30, 2008 increased to 297,300 from 272,900 for the first nine months of 2007.

For the nine months ended September 30, 2008, we realized consolidated revenue of $237.2 million compared to $207.7 million for the nine months ended September 30, 2007, an increase of approximately $29.5 million or 14.2%. On a consolidated basis, PCPM revenue was $798 for the first nine months of 2008 compared to PCPM revenue of $761 for the same period in 2007. The 4.9% increase in PCPM revenue is due primarily to the 2008 increase in base premium payments from CMS and an increase in our customers’ risk scores.

Consolidated total medical expense for the first nine months of 2008 was $209.8 million, an increase of $28.0 million over the medical expense for the first nine months of 2007 of $181.8 million. On a consolidated basis, PCPM expense was $705 for the first nine months of 2008 compared to PCPM expense of $666 for the same period in 2007. The 5.9% increase in PCPM expense is due primarily to increasing medical costs in 2008.

Our consolidated MER increased to 88.4% is the first nine months of 2008 compared to 87.5% in the same period in 2007 and 86.7% for the 2007 fiscal year. This increase was a result of PCPM medical costs increasing at a higher percentage than PCPM revenue.

We anticipate that, as a result of Humana’s existing contracts with various service providers, the IPA Agreement will assist the PSN to reduce the cost of providing certain services to the HMO’s members. We believe that it may take six months or more to realize a substantial portion of these projected cost savings. Since the IPA Agreement pays us a percentage of the CMS premium received by Humana (instead of the entire amount we were receiving when operating the HMO), in September 2008 we realized less revenue for the former HMO members than we would have if we had continued to operate the HMO. In addition, we did not realize any substantial medical cost savings, which negatively impacted our gross profit and our MER for the third quarter. However, as a result of the Sale, we did realize in September 2008 a reduction in operating monthly operating costs associated with the HMO that averaged approximately $1 million per month during 2008.

Income before income tax expense for the first nine months of 2008 was $11.9 million compared to income before income tax expense of $5.4 million for the first nine months of 2007. The increase in the income before income tax expense between the periods is primarily a result of:

•	an increase in our gross profit of $1.5 million;
•	the gain on the sale of the HMO of $5.8 million; and
•	a reduction in operating expenses primarily related to expenses that were eliminated upon the sale of the HMO;

which amounts were partially offset by:

•	stay bonus and termination costs associated with the sale of the HMO of $1.6 million, and
•	a decline in consolidated investment income of $829,000.

Net income for the nine months ended September 30, 2008 was $7.6 million compared to net income of $3.4 million for the same period in 2007. Net earnings per common share, basic, was $0.15 for the first nine months of 2008 and $0.07 for the first nine months of 2007. Net earnings per common share, diluted, was $0.14 for the first nine months of 2008 and $0.06 for the first nine months of 2007.

Beginning September 1, 2008, the HMO members are included in the activity of the PSN under the IPA Agreement with Humana. The PSN reported a segment gain before income taxes and allocated overhead of $18.0 million for the nine month period ended September 30, 2008, as compared to a gain of $21.1 million for the same period in 2007, a decrease of $3.1 million or 14.7%. The decrease in the PSN’s segment gain before income taxes and allocated overhead between the first nine months of 2008 and the first nine months of 2007 is primarily attributable to a decline in our gross profit of $2.1 million and an increase in operating expenses of $1.2 million.

As a result of the Sale, the HMO operated through August 2008, an eight month period. During this period, the HMO realized a segment loss before income taxes and allocated overhead of $4.5 million compared to a segment loss before income taxes and allocated overhead of $8.7 million for the first nine month of 2007. The 2008 HMO loss includes stay bonus and termination costs associated with the sale of the HMO of $1.6 million.

Allocated corporate overhead increased to $7.3 million in the first nine months of 2008 from $7.1 million in the first nine months of 2007. This increase was primarily a result of reduced investment income at the corporate level of approximately $456,000, and an increase in payroll, payroll taxes and benefits of $188,000.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN and HMO as of September 30, 2008 and 2007 and (ii) the aggregate customer months of the PSN and the HMO during the first nine months of 2008 and 2007.

	September 30, 2008		September 30, 2007
	Customers at End of Period	Customer Months for Period	Customers at End of Period	Customer Months for Period	Percentage Change in Customer Months Between Periods
PSN	33,100	239,200	24,600	227,700	5.1%
HMO	-	58,100	6,000	45,200	28.5%
Total	33,100	297,300	30,600	272,900	8.9%

The change in total customer months for the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily as a result of:

•	growth in the number of HMO customers, resulting primarily from the enrollment of new customers during the open enrollment period that commenced November 15, 2007, and ended March 31, 2008,
•
the assumption by the PSN, on December 1, 2007, of the management of five South Florida physician practices not previously affiliated with the PSN, which included approximately 1,000 Humana Medicare Advantage customers,

•	a reduction of approximately 450 customers in South Florida from a PSN practice that we closed in August 2007, all of which were moved to other providers outside of the PSN,
•	enrollments during a special enrollment period that occurred in the summer of 2007 for customers of a competing Medicare Advantage plan that had its contract terminated by CMS in July 2007, and
•	net of new enrollments and disenrollments, deaths, customers moving from the covered areas, customers transferring to another physician practice or customers making other insurance selections.

Revenue

The following table provides a breakdown of our sources of revenue by segment for the first nine months of 2008 and 2007:

	Nine Months Ended September 30		$ Increase	%
	2008	2007	(Decrease)	Change

PSN revenue from Humana	$184,357,000	$168,407,000	$15,950,000	9.5%
PSN fee-for-service revenue	1,185,000	964,000	221,000	22.9%
Total PSN revenue	185,542,000	169,371,000	16,171,000	9.5%
Percentage of total revenue	78.2%	81.6%
HMO revenue	51,633,000	38,289,000	13,344,000	34.9%
Percentage of total revenue	21.8%	18.4%
Total revenue	$237,175,000	$207,660,000	$29,515,000	14.2%

The PSN’s most significant source of revenue during the first nine months of 2008 and 2007 was the Humana Related Revenue. The Humana Related Revenue increased from $168.4 million in the first nine months of 2007 to $184.4 million in the first nine months of 2008, an increase of 9.5%.

CMS periodically retroactively adjusts the premiums paid to us based on the updated health status of participants (known as a Medicare risk adjustment or “MRA” score). The factors considered in this update include changes in demographic factors, risk scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program. We record an estimate of the retroactive MRA premium adjustments that we expect to receive in subsequent periods for both the HMO and PSN.

In the third quarter of 2008, the PSN received the final MRA premium adjustment for 2007 totaling $905,000 of which $454,000 had been accrued at December 31, 2007. The difference of $451,000 has been included in revenue in the third quarter.

In 2008, we have estimated the final Part D settlement for the PSN will be approximately $2 million and we have been reducing premium revenue and accruing this liability ratably throughout the year.

In the third quarter of 2008, we determined that the liability for the Final Part D settlement associated with 2007 was overestimated by approximately $1 million and, as a result, we increased premium revenue by this amount.

In the third quarter of 2007, based on the final determination by CMS of Medicare Part D costs incurred by the PSN in 2006, we recorded additional revenue of approximately $1.0 million, representing the amount by which our 2006 year-end estimate exceeded the final settlement amount.

The PSN’s average PCPM premium in the first nine months of 2008 was approximately $776 as compared to $744 in the first nine months of 2007, an increase of 4.3%. The increase is due primarily to the 2008 increase in the base premium from CMS and increase in risk scores between the periods.

Fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers by the PSN’s owned physician practices.

Revenue for the HMO increased by $13.3 million, or 34.9%, despite the fact that the operating results for 2008 represent only eight months of operations of the HMO. The increase in revenue is primarily attributable to a 28.5% increase in the HMO’s customer months between the first nine months of 2007 and the eight months of operations in 2008. PCPM revenue for the HMO increased from $847 for the first nine months of 2007 to $889 for the eight months of operations in 2008, an increase of 5.0%. This increase is primarily due to the increase in the 2008 base premium payments from CMS and an increase in the HMO’s risk scores.

In July 2008, we received the final MRA increase for 2007 premiums paid by CMS to the HMO. This amount was not materially different than the estimate we recorded at December 31, 2007. In July 2007, we received the final MRA increase for 2006 premiums paid by CMS to the HMO. This amount was not materially different than the estimate we recorded at December 31, 2006.

Medical Expense

Total medical expense represents the estimated total cost of providing patient care and is comprised of two components, medical claims expense and medical center costs. Medical claims expense for both the PSN and HMO is recognized in the period in which services are provided and includes an estimate of our obligations for medical services that have been provided to our customers but for which we have either not yet received or processed claims, and for liabilities for physician, hospital and other medical expense disputes. Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by Non-Affiliated Providers. Medical center costs represent the operating costs of the physician practices owned by the PSN.

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

Medical costs and the MER for the nine month period ended September 30, are as follows:

	2008			2007
	PSN	HMO	Consolidated	PSN	HMO	Consolidated

Estimated medical expense for the period, excluding prior period claims development	$164,244,000	$46,686,000	$210,930,000	$143,272,000	$36,939,000	$180,211,000
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	(521,000)	(639,000)	(1,160,000)	$2,182,000	$(599,000)	$1,583,000
Total reported medical expense for period	$163,723,000	$46,047,000	$209,770,000	$145,454,000	$36,340,000	$181,794,000

Reported Medical Expense Ratio for period	88.2%	89.2%	88.4%	85.9%	94.9%	87.5%

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

A change in either revenue or medical expense of approximately $2.0 million would have impacted the PSN’s MER by 1% in the first nine months of 2008. A change in either revenue or medical expense of approximately $1.8 million would have impacted the PSN’s MER by 1% in the first nine months of 2007. A change of approximately $550,000 in the first nine months of 2008 in either revenue or medical expense would have impacted the MER for the HMO by 1%. In the first nine months of 2007, a change in either revenue or medical expense of approximately $400,000 would have impacted the HMO’s MER by 1%.

Total Medical Expense

Total consolidated medical expense was $209.8 million and $181.8 million for the first nine months of 2008 and 2007, respectively.  Approximately $200.5 million, or 95.6%, of our total medical expense in the first nine months of 2008 and $173.5 million, or 95.4%, of total medical expense in the first nine months of 2007 is attributable to medical claims expense such as inpatient and outpatient services, pharmacy benefits and physician services by Non-Affiliated Providers. The increase in total medical expense in the first nine months of 2008 was primarily due to the increase in the number of customers and higher medical costs.

Our consolidated MER increased from 87.5% in the first nine months of 2007 to 88.4% in the first nine months of 2008 primarily as a result of medical costs increasing more than revenue on a PCPM basis.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, total medical expense includes the cost of medical services provided to Humana Participating Customers by Non-Affiliated Providers. The PSN’s medical expense in the first nine months of 2008 was $163.7 million, compared to $145.5 million in the first nine months of 2007, an increase of approximately $18.2 million.

The PSN’s total medical expense includes expenses incurred in connection with the operation of our wholly owned physician practices and oncology center including salaries, taxes and benefits, malpractice insurance, office rent and other practice related expenses. Approximately $9.2 million of the PSN’s total medical expense in the first nine months of 2008 related to physician practices we own as compared to $8.3 million in the first nine months of 2007. Approximately $686,000 of this increase relates to cost increases of a physician practice we acquired effective July 31, 2007, approximately $400,000 relates to a general increase in practice related costs, including medial staff salaries, approximately $300,000 relates to an increase in oncology drug costs and approximately $183,000 relates to the costs of a practice we opened in the fourth quarter of 2007. These increases were partially offset by costs associated with a physician practice that was closed on July 31, 2007, reducing costs by $715,000 in the first nine months of 2008.

As reflected in the above table, the PSN experienced $521,000 of favorable prior period claims development in the first nine months of 2008, thereby reducing medical expense by this amount in the 2008 period. In the first nine months of 2007, the PSN experienced unfavorable prior period claims development of $2.2 million, thus increasing medical expense by this amount in the 2007 period.

On a PCPM basis, medical expense in the first nine months of 2008 for the PSN was $684 as compared to $639 in the first nine months of 2007. Excluding the impact of the prior period claims development expense discussed above, for the first nine months of 2008 and 2007 PCPM medical costs would have been $687 and $629, respectively, resulting in an increase in medical expense of $58 PCPM or 9.2%. The increase, once prior period claims development is excluded, is primarily a result of the increase in both direct medical costs and medical center costs in the first nine months of 2008 compared to the same period in 2007.

The PSN’s MER in the first nine months of 2008 was 88.2% and 85.9% in the first nine months of 2007. Excluding the impact of the prior period claims development expense for the first nine months of 2008 and 2007 the MER would have been 88.5% and 84.6% in the first nine months of 2008 and 2007, respectively.

At September 30, 2008, we determined that the range for estimated medical claims payable for the PSN was between $19.0 million and $20.0 million and we recorded a liability of $19.4 million, the actuarial mid-point of the range. Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Total medical expense for the HMO was $46.0 million in the eight months of 2008 that we owned the HMO as compared to $36.3 million in the first nine months of 2007. The increase of 26.7% is due primarily to the increase in the number of HMO customer months between 2008 and 2007 even though we owned the HMO for one less month during the comparative periods.

On a PCPM basis, medical expense in the first nine months of 2008 for the HMO was $793 as compared to $804 in the first nine months of 2007. This decrease is primarily a result of lower medical costs as a result of our renegotiation of lower costs in certain contracts and continuing to enhance our medical management process.

The HMO’s MER in the first nine months of 2008 was 89.2% as compared to 94.9% in the first nine months of 2007. The reduction in the MER between the first nine months of 2008 as compared to 2007 is a result of the lower medical costs and higher PCPM revenue. The HMO experienced favorable prior period claims adjustments of $639,000 in the first nine months of 2008 and $599,000 in the first nine months of 2007, which reduced the MER by 1.2% and 1.6% in the first nine months of 2008 and 2007, respectively.

Operating Expenses

			$
	Nine Months Ended September 30		Increase	%
	2008	2007	(Decrease)	Change

Payroll, payroll taxes and benefits	$9,911,000	$10,101,000	$(190,000)	-1.9%
Percentage of total revenue	4.2%	4.9%
Stay bonuses and termination costs	1,598,000	-	1,598,000	-
Percentage of total revenue	0.7%	-
Marketing and advertising	1,739,000	2,609,000	(870,000)	-33.3%
Percentage of total revenue	0.7%	1.3%
General and administrative	8,307,000	8,242,000	65,000	0.8%
Percentage of total revenue	3.5%	4.0%
Restructuring expense	-	583,000	(583,000)	-
Percentage of total revenue	-	0.3%
Total operating expenses	$21,555,000	$21,535,000	$20,000	0.1%

Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salaries, sales commissions and related costs for our executive, administrative and sales staff. For the first nine months of 2008, payroll, payroll taxes and benefits were $9.9 million, compared to $10.1 million for the first nine months of 2007, a decrease of approximately $190,000. The 1.9% decrease is a result of an $880,000 decrease in HMO payroll costs being offset by a $500,000 increase in PSN payroll. Of the decrease in the HMO, approximately $350,000 is due to the fact that we had no HMO payroll expense in September as result of the Sale and the balance is a result of a reduction in payroll related costs in the HMO prior to the Sale. This decrease was primarily offset by an increase in the PSN payroll of approximately $500,000 during 2008, most of which occurred in the third quarter of 2008 and related to the increase in headcount that was needed to manage the members associated with the IPA Agreement.

Stay Bonuses and Termination Costs

In connection with the Sale, we paid the employees of the HMO stay bonuses to seek to ensure that the HMO business would operate normally during the period between the signing of the Stock Purchase Agreement and the Closing Date and to encourage employees to assist with a smooth transition to Humana. In addition, we made termination payments to certain HMO employees to recognize their past services to the Company. We recognized and paid all of these costs, totaling $1.6 million, in the third quarter of 2008.

Marketing and Advertising

Marketing and advertising expense includes advertising expenses and brokerage commissions paid to independent sales agents of the HMO. For the first nine months of 2008, marketing and advertising expense was $1.7 million as compared to $2.6 for the first nine months of 2007, a decrease of 34.6%. The primary reason for this decrease is the elimination of these expenses upon the Sale of the HMO. In addition during the first nine months of 2007, we incurred approximately $350,000 of incremental marketing costs and commissions associated with the special enrollment period afforded customers of a Medicare Advantage plan that had its contract terminated by CMS in July 2007.

General and Administrative

General and administrative expenses for the first nine months of 2008 totaled $8.3 million, an increase of $65,000, or 0.8%, from the first nine months of 2007.

We realized a decrease of approximately $350,000 in monthly general and administrative costs eliminated upon the Sale of the HMO. In addition, we realized a decrease in professional fees of $407,000 partially offset by $190,000 of increased claims and customer service fees incurred by the HMO as a result of the increased customer months and $325,000 of amortization related to the intangible assets of physician practices acquired.

Restructuring Expenses

In July 2007, we implemented a restructuring plan designed to reduce costs and improve operating efficiencies. The restructuring plan, completed by the end of August 2007, resulted in the closure of two of the HMO’s office locations, one PSN medical practice, and a workforce reduction involving 16 employees. In connection with this plan, we recorded approximately $583,000 of restructuring costs during the third quarter of 2007, including approximately $147,000 for severance payments, approximately $364,000 for continuing lease obligations on closed locations and approximately $72,000 for the write-off of certain leasehold improvements and equipment. At the time of its closure on July 31, 2007, the PSN medical practice served approximately 450 customers in South Florida, all of which were moved to other providers outside of the PSN. Prior to its closing on July 31, the PSN medical practice generated approximately $2.6 million of revenue in 2007 and had a negative gross margin. Of the $583,000 restructuring charge, approximately $400,000 related to the HMO with the balance of $183,000 associated with the PSN.

Gain on Sale of HMO Subsidiary

In the third quarter of 2008, we completed the previously announced sale of all of the outstanding capital stock of our HMO, to the Humana Plan pursuant to the terms of the Stock Purchase Agreement, dated as of June 27, 2008, by and between the Company and the Humana Plan for a cash purchase price of approximately $14.6 million. We recognized a gain on the sale of the HMO of approximately $5.8 million.

Other Income

We realized other income of $238,000 in the first nine months of 2008 as compared to $1.1 million in the same period in 2007, a decrease of $825,000. Investment income decreased $829,000 between the first nine months of 2008 and 2007. This decrease was a result of a significant decline in interest rates and realized and unrealized losses in our investment portfolio of approximately $660,000 in 2008.

During this time of such market volatility, we have maintained a significant amount of our funds in cash and cash related investments. We have invested a small portion of our cash in bond funds and we have realized a decline in the market value of these investments in the third quarter of 2008. We have recently hired asset managers to assist us in the investment of our cash and expect to meet regularly with our financial advisors to evaluate our holdings. We anticipate that we will continue to invest our cash in highly liquid securities.

Income taxes

Our effective tax rate was 35.8% in the first nine months of 2008 and 37.8% in the first nine months of 2007. The lower effective income tax rate in 2008 is a result of tax benefits that had been reserved but are now being recognized upon the expiration of the statute of limitations for the tax period to which the benefits relate.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and equivalents at September 30, 2008 was $44.3 million as compared to approximately $38.7 million at December 31, 2007. As a result of the Sale of the HMO all cash and equivalents at September 30, 2008 are unrestricted as to use. At December 31, 2007, $13.0 million of cash and equivalents held by the HMO was statutorily limited.

We had a working capital surplus of $39.4 million as of September 30, 2008 and $29.2 million at December 31, 2007.

Our total stockholders’ equity was $47.5 million and $38.3 million at September 30, 2008 and December 31, 2007, respectively. The following comprised the significant changes in stockholders’ equity during the first nine months of 2008:

•	Net income of $7.6 million;
•	stock based compensation of $1.2 million; and
•	the exercise of stock options totaling $464,000, including the related tax benefit of $212,000.

At September 30, 2008, we had no outstanding debt.

During the nine months ended September 30, 2008, our cash and equivalents increased by approximately $5.6 million from the balance at December 31, 2007.

During the first nine months of 2008, operating activities provided $6.8 million of cash and equivalents. Significant sources of cash from operating activities were:

•	our net income for the nine months of $7.6 million;
•	deferred taxes of $2.7 million;
•	Non-cash expenses, primarily stock based compensation of $1.2 million and depreciation and amortization of $875,000;
•	an increase in accrued expenses of $1.4 million; and
•	a decrease in accounts receivable of $1.3 million.

These sources of cash were offset by the following uses of cash:

•	The gain on the sale of the HMO of $5.8 million; and
•	a decrease in estimated medical expenses payable of $1.5 million;

Net cash used in investing activities for the nine months ended September 30, 2008 was $1.7 million of which $1.3 million represents the cash held by the HMO net of the proceeds from the sale of the HMO and capital expenditures of $362,000.

Our financing activities for the nine months ended September 30, 2008 provided $464,000 of cash in connection with the issuance of common stock upon the exercise of outstanding options and the related tax benefit.

In October 2008, we announced the repurchase of up to 10 million shares of our outstanding common stock. We commenced making repurchases on October 6, 2008 and, as of October 31, 2008, we had repurchased 1.1 million shares for $2.1 million. The number of shares to be repurchased and the timing of the purchases will be at the discretion of the Company's management and will be influenced by a number of factors, including the then prevailing market price of the common stock of the Company, other perceived opportunities that may become available to the Company and regulatory requirements.

During 2009, we intend to begin to make investments in the nine new counties in north and central Florida added by the amendment to one of the Existing Humana Network Agreements. We believe that we will not begin to realize material revenues from these counties until at least 2010.

We have a line of credit that expires on August 29, 2009. The outstanding balance, if any, bears interest at the bank’s prime rate. The credit facility requires us to comply with certain financial covenants, including a minimum liquidity requirement of $2.0 million. The availability under the line of credit secures a $2.0 million letter of credit issued in favor of Humana. We have not utilized this line during 2007 or 2008.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests annually and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue, EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired. We also consider the market value of our own stock and those of companies similar to ours. As of September 30, 2008, we believe our intangible assets are recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended September 30, 2008.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Our Operations are Dependent on Humana, Inc.

We have historically derived a substantial majority of our consolidated revenues from our Pre-Existing Humana Network Agreements and, following the Sale of the HMO to Humana on August 29, 2008 and our entry into the IPA Agreement in connection with such Sale, we expect that substantially all of our revenues will be derived under the Humana Agreements For the nine months ended September 30, 2008, approximately 99.4% of the PSN’s total revenue and 77.7% of our consolidated revenue (the “Consolidated Revenue Percentage”) was obtained through the Humana Agreements. In light of the sale of the HMO during the third quarter of 2008, we anticipated that the Consolidated Revenue Percentage will substantially increase in the fourth quarter of 2008. Humana may immediately terminate any of the Humana Agreements and/or any individual physician credentialed under the Humana Agreements upon the occurrence of certain events. Humana may also amend the material terms of the Humana Agreements under certain circumstances.

Failure to maintain the Humana Agreements on favorable terms, for any reason, would adversely affect our results of operations and financial condition. A material decline in enrollees in Humana’s Medicare Advantage program could also have a material adverse effect on our results of operation.

ITEM 6. EXHIBITS

10.1	Independent Practice Association Agreement, dated as of August 29, 2008, by and between Metcare of Florida, Inc. and Humana, Inc (1)
10.2
Physician Practice Management Participation Amendment, dated as of September 4, 2008, by and between Metcare of Florida, Inc. and Humana Medical Plan, Inc. and Humana Health Insurance Company of Florida, Inc. and Humana Insurance Company, Employers Health Insurance Company and their affiliates who underwrite or administer health plans (2)

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
(1)
Incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 2, 2008. Portions of this document have been omitted and were filed separately with the SEC on September 2, 2008 pursuant to a request for confidential treatment, which was granted.

(2)
Incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 9, 2008. Portions of this document have been omitted and were filed separately with the SEC on September 9, 2008 pursuant to a request for confidential treatment, which was granted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

METROPOLITAN HEALTH NETWORKS, INC.
Registrant

Date: November 3, 2008	/s/ Michael M. Earley
Michael M. Earley
Chairman, Chief Executive Officer

/s/ Robert J. Sabo
Robert J. Sabo
Chief Financial Officer