Form 10-K
period 2008-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 2009-02-27
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  0-28456

METROPOLITAN HEALTH NETWORKS, INC.
 (Exact name of registrant as specified in its charter)

Florida	65-0635748
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

250 South Australian Avenue, Suite 400 West Palm Beach, Fl.	33401
(Address of principal executive offices)	(Zip Code)

(561) 805-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share	NYSE Alternext US Exchange

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

 Yes ☐ No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $93,066,185 based on the closing sale price as reported on the NYSE Alternext US Exchange.   This calculation has been performed under the assumption that all directors, officers and stockholders who own more than 10% of our outstanding voting securities are affiliates of the Company.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2009
Common Stock, $.001 par value per share	47,790,165 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the 2009 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

METROPOLITAN HEALTH NETWORKS, INC.

FORM 10-K
For the Year Ended
December 31, 2008

TABLE OF CONTENTS

		Page No.
ITEM
	PART I
1	Business	6
1A	Risk Factors	22
1B	Unresolved Staff Comments	30
2	Properties	30
3	Legal Proceedings	30
4	Submission of Matters to a Vote of Security Holders	30
	PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
6	Selected Financial Data	34
7	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	35
7A	Quantitative and Qualitative Disclosures about Market Risk	49
8	Financial Statements and Supplementary Data	49
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
9A	Controls and Procedures	50
	PART III
10	Directors, Executive Officers and Corporate Governance	52
11	Executive Compensation	52
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
13	Certain Relationships and Related Transactions	52
14	Principal Accounting Fees and Services	53
	PART IV
15	Exhibits, Financial Statement Schedules	53

	Exhibits Index	54

	Signatures	57

GENERAL

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “Metropolitan” or the “Company” refers to Metropolitan Health Networks, Inc. and its consolidated subsidiaries unless the context suggests otherwise. We disclaim any intent or obligation to update “forward looking statements.”

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

Specifically, this report contains forward-looking statements, including statements regarding the following topics:

•	the ability of our provider service network (the “PSN”) to renew those Humana Agreements (as defined below) with one-year renewable terms and maintain all of the Humana Agreements on favorable terms;

•	our ability to make reasonable estimates of Medicare retroactive premium adjustments; and

•	our ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported (“IBNR”) claims.

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.  The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	reductions in government funding of the Medicare program and changes in the political environment that may affect public policy and have an adverse impact on the demand for our services;

•	the loss of or material, negative price amendment to significant contracts;

•	disruptions in the PSN’s or Humana's healthcare provider networks;

•	failure to receive accurate and timely claims processing, billing services, data collection and other information from Humana;

•	future legislation and changes in governmental regulations;

•	increased operating costs;

•	reductions in premium payments to Medicare Advantage plans;

•	the impact of Medicare Risk Adjustments on payments we receive from Humana;

•	the impact of the Medicare prescription drug plan on our operations;

•	general economic and business conditions;

•	increased competition;

•	the relative health of our customers;

•	changes in estimates and judgments associated with our critical accounting policies;

•	federal and state investigations;

•	our ability to successfully recruit and retain key management personnel and qualified medical professionals; and

•	impairment charges that could be required in future periods.

PART I

ITEM 1	DESCRIPTION OF BUSINESS

Through our PSN, we provide and arrange for medical care primarily to Medicare Advantage beneficiaries in 19 counties in the State of Florida who have enrolled in health plans primarily operated by Humana, Inc. (“Humana”), one of the largest participants in the Medicare Advantage program in the United States.  Until the end of August 2008, we also operated a health maintenance organization (the “HMO”) which provided healthcare benefits to Medicare Advantage beneficiaries in 13 Florida counties.   As discussed in greater detail below, the HMO was sold to Humana Medical Plan, Inc. (the “Humana Plan”) on August 29, 2008.

Medicare is the national, federally-administered health insurance program that covers the cost of hospitalization, medical care, and some related health services for U.S. citizens aged 65 and older, qualifying disabled persons and persons suffering from end-staged renal disease.  Substantially all of our revenue in 2008 and 2007 was generated by providing services to Medicare beneficiaries through arrangements that require us to assume responsibility to provide and/or manage the care for our customers’ medical needs in exchange for a monthly fee, also known as a capitation fee or capitation arrangement.  Our concentration on Medicare customers provides us the opportunity to focus our efforts on understanding the specific needs of Medicare beneficiaries in our local service areas, and designing plans and programs intended to meet such needs.  Our management team has extensive experience developing and managing providers and provider networks.

As of December 31, 2008, the PSN provided healthcare benefits to approximately 33,000 Medicare Advantage beneficiaries, an increase of approximately 7,600 from the number of customers served by the PSN as of December 31, 2007.  In connection with the sale of the HMO, we entered into a five year independent practice association participation agreement (the “IPA Agreement”) with Humana covering the 13 Florida counties where the HMO operated at the time of the sale.  As a result of the sale of the HMO and the IPA Agreement, the customer base of the PSN grew by approximately 7,400 customers upon the closing of the transaction.

The sale of the HMO and the IPA Agreement have been designed to allow for the expansion of our relationship with Humana, with each party focusing on its core competencies.  Going forward, we expect that our business efforts will be exclusively concentrated on managing the PSN.  We believe the sale of the HMO and the IPA Agreement offers us an opportunity to improve upon our ability to operate cost efficiently and profitably. For instance, we anticipate that, Humana’s existing contracts with providers, the IPA Agreement will allow the PSN to reduce the costs of  providing certain medical services to theses customers.

To mitigate our exposure to high cost medical claims, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  See “Insurance.”

Our corporate headquarters are located at 250 South Australian Avenue, Suite 400, West Palm Beach, Florida 33401 and our telephone number is (561) 805-8500. Our corporate website is www.metcare.com. Information contained on our website is not incorporated by reference into this report and we do not intend the information on or linked to our website to constitute part of this report. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports on our website, free of charge, to individuals interested in acquiring such reports. The reports can be accessed at our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The public may read and copy these materials at the SEC’s public reference room at 100 F Street, N.E., Washington D.C. 20549 or on their website at http://www.sec.gov. Questions regarding the operation of the public reference room may be directed to the SEC at 1-800-732-0330.

Provider Service Network

We operate the PSN through our wholly owned subsidiary, Metcare of Florida, Inc.  The PSN currently operates under three network agreements with Humana (collectively, the “Humana Agreements”) pursuant to which the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in certain Florida counties who have elected to receive benefits under a Humana Medicare Advantage HMO Plan (a “Humana Plan Customers”).

Humana directly contracts with the Centers for Medicare & Medicaid Services (“CMS”) and is paid a monthly premium payment for each Humana Participating Customer.  Among other factors, the monthly premium varies by customer, county, age and severity of health status.  Pursuant to the Humana Agreements, the PSN provides or arranges for the provision of covered medical services to each Humana Plan Customer who selects one of the PSN physicians as his or her primary care physician (a “Humana Participating Customer”).  In return for the provision of these medical services, the PSN receives from Humana a fee for each Humana Participating Customer.  The fee rates are established by the Humana Agreements and represent a substantial percentage of the monthly premiums received by Humana from CMS with respect to Humana Participating Customers.

Collectively, the Humana Agreements currently cover 30 counties within the State of Florida and at December 31, 2008, we have customers in 19 counties.  The counties covered by and the number of customers being served under each agreement as of December 31, 2008 are summarized in the following table.

Network Agreement	Counties Covered As of December 31, 2008	Number of Customers as of December 31, 2008	Number of Customers as of February 1, 2009
Central Florida Agreement	Flagler, Volusia, Pinellas, Baker*, Clay*, Duval*, Nassau*, St. Johns*, Putnam*, Orange*, Osceola*, Seminole*, Pasco*, Hillsborough*	19,200	20,500

South Florida Agreement	Miami-Dade, Broward, Palm Beach	6,400	6,300

IPA Agreement	Lee, Charlotte, Sarasota, Martin, St. Lucie, Okeechobee, Polk, Glades, Manatee, Marion, Lake, Sumter, Collier	7,400	8,500
	TOTAL CUSTOMERS	33,000	35,300

Effective October 1, 2008, the Central Florida Agreement was amended to include the counties indicated by an asterisk in the foregoing table (the “Additional Counties”).

At December 31, 2008, the PSN was operating in Flagler, Volusia and St. Johns counties under the Central Florida Agreement.  During 2009, we intend to begin to make investments to commence business in several of the Additional Counties where we do not currently have provider networks.  However, we believe that we will not begin to realize any significant revenues from services provided in these Additional Counties until at least 2010.

On January 1, 2009, we commenced service to approximately 1,000 Humana Participating Customers who utilized a special election period to transition to a Humana Medicare Advantage HMO plan from a healthcare plan that is now being liquidated.

As of December 31, 2008, the Humana Agreements covered approximately 33,000 Humana Plan Customers.  Approximately 83.0% of the Company’s consolidated revenue for 2008 was generated through the Humana Agreements.   As a result of the sale of the HMO and the IPA Agreement,  this percentage will increase substantially in future periods.

We have built our PSN physician network by contracting with independent primary care physician practices (each, an “IPA”) for their services and acquiring and operating our own physician practices.  Through the Humana Agreements, we have established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout the counties covered by the Humana Agreements.

Our PSN assumes full responsibility for the provision or management of all necessary medical care for each of the approximately 33,000 Humana Participating Customers covered by the Humana Agreements, even for services we do not provide directly.  For the approximately 6,400 Humana Participating Customers covered under the South Florida Humana Agreement, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. For the remaining 26,600 Humana Participating Customers covered under the Central Florida Humana Agreement and the IPA Agreement, our PSN is responsible for the cost of all medical care provided. To the extent the costs of providing such medical care are less than the related fees received from Humana; our PSN generates a gross profit.  Conversely, if medical expenses exceed the fees received from Humana, our PSN experiences a deficit in gross profit.

Effective as of August 1, 2007, our PSN entered into a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage HMO in Florida.  CarePlus is a wholly-owned subsidiary of Humana.  Pursuant to the CarePlus Agreement (prior to its amendment to include additional counties on September 1, 2008 as discussed below (the “Amendment”), the PSN can manage, on a non-exclusive basis, healthcare services to Medicare beneficiaries in nine Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans (each, a “CarePlus Plan Customer”).

Like Humana, CarePlus directly contracts with CMS and is paid a monthly premium payment for each CarePlus Plan Customer, which premium varies by, among other things, customer, county, age and severity of health status.  Pursuant to the CarePlus Agreement, the PSN provides or arranges for the provision of covered medical services to each CarePlus Plan Customer who selects one of the PSN physicians as his or her primary care physician (each a “CarePlus Participating Customer”).  In return for managing these healthcare services, the PSN receives a monthly network administration fee for each CarePlus Participating Customer.  Effective March 31, 2009, the PSN will begin to receive a capitation fee from CarePlus and will assume full responsibility for the cost of all medical services provided to each CarePlus Participating Customer.  The capitation fee represents a substantial portion of the monthly premium CarePlus is to receive from CMS.

The counties covered by the CarePlus Agreement prior to the Amendment include Miami-Dade, Broward, Palm Beach, Orange, Osceola, Seminole, Pasco, Pinellas and Hillsborough counties (collectively, the “Pre-Amendment CarePlus Counties”).  Effective September 1, 2008, the PSN’s provider relationship with CarePlus was extended to include the 13 counties covered by the IPA Agreement (“Additional CarePlus Counties”).  CarePlus expects to have operations in three of these Additional CarePlus Counties as of January 1, 2009. The CarePlus Agreement covered approximately 100 CarePlus Participating Customers at December 31, 2008 and 249 CarePlus Participating Customers at February 1, 2009.

In the Pre-Amendment CarePlus Counties, the PSN physicians who provide services to the Humana Participating Customers are not allowed to provide services to CarePlus Participating Customers.  In these counties, the PSN must (i) locate and contract with new independent primary care physician practices and/or (ii) acquire or establish and operate its own physician practices to service the CarePlus Participating Customers.  In the Additional CarePlus Counties, the PSN is allowed to use the PSN physicians who provide services to the Humana Participating Customers.

Substantially all of our PSN’s revenue is generated from the Humana Agreements.  We do receive additional revenue pursuant to the CarePlus Agreement and, in the medical practices we own and operate, by providing primary care services to non-Humana or CarePlus Participating Customers on a fee-for-service basis.

Health Maintenance Organization

Between July 2005 and August 2008, we operated the HMO through our wholly owned subsidiary Metcare Health Plans, Inc.  The HMO was first issued a Healthcare Provider Certificate by Florida's Agency for Health Care Administration ("AHCA") on March 16, 2005. The Department of Financial Services, Office of Insurance Regulation ("OIR") approved the HMO's application and a Certificate of Authority to operate a HMO in the State of Florida (“COA”) on April 22, 2005.

Effective July 1, 2005, the HMO entered into a contract with CMS (the “CMS Contract”) to begin offering Medicare Advantage plans to Medicare beneficiaries in the following six Florida counties:  Lee, Charlotte, Sarasota, Martin, St. Lucie and Okeechobee.  The HMO began marketing its "AdvantageCare" branded plan in July 2005.  Beginning January 1, 2006, the HMO began to also provide services in Polk, Glades, Manatee, Marion, Lake and Sumter counties.  Effective January 1, 2007, the HMO began to operate in Collier County.

On August 29, 2008 (the “Closing Date”), we completed the sale of all of the outstanding capital stock of the HMO to the Humana Plan pursuant to the terms of the Stock Purchase Agreement, dated as of June 27, 2008, by and between the Company and the Humana Plan for a cash purchase price of approximately $14.6 million (the “Purchase Price”).  Approximately ten percent of the Purchase Price has been deposited in escrow for 24 months to secure our payment of any post-closing adjustments, described below, and indemnification obligations.  Concurrently with the sale, the PSN and Humana entered into the IPA Agreement to provide or coordinate the provision of healthcare services to the HMO’s members pursuant to a per customer fee arrangement.

The Purchase Price is subject to positive or negative post-closing adjustment based upon the difference between the HMO’s estimated closing net equity, which was approximately $5.1 million, and the HMO’s actual net equity as of the Closing Date as determined nine months following the Closing Date (the “Closing Net Equity”).  In addition to the Purchase Price adjustment discussed above, the Stock Purchase Agreement requires that the Humana Plan reconcile any changes in CMS Part D payments and Medicare payments received by the HMO after the Closing Date for services provided prior to the Closing Date to the amounts recorded for such items as part of the Closing Net Equity determination.  Substantially all of the reconciliations will be determined in 2009 and will be paid to us or the Humana Plan, as applicable.  The ultimate settlements, if any, will increase or decrease the gain on the sale of the HMO.

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

The HMO’s revenue was generated by premiums consisting of monthly payments per customer that were established by the CMS Contract through the competitive bidding process.  The HMO contracted directly with CMS and was paid a monthly premium payment for each customer enrolled in the HMO.  Among other things, the monthly premium varied by customer, county, age and severity of health status.

Additional information regarding our PSN and HMO segments for 2008, 2007 and 2006 is set forth in Note 19 to the “Notes to Consolidated Financial Statements” contained in this Form 10-K.

The Medicare Program and Medicare Managed Care

Medicare

The Medicare program has four primary components:

(i)
Part A - Medicare Part A helps cover inpatient hospital, skilled nursing facility, hospice and home health care.  Most individuals in the United States are automatically enrolled in Medicare Part A upon reaching the age of 65.

(ii)
Part B - Medicare's Part B is optional and is financed largely by monthly premiums paid by individuals enrolled in the program.  Medicare Part B covers almost all reasonable and necessary medical services, including doctors' services, laboratory and x-ray services, durable medical equipment (i.e. wheelchairs and hospital beds), ambulance services, outpatient hospital care, home health care, blood and medical supplies.  Individuals are eligible to enroll in Part B if they are entitled to benefits under Part A and meet certain other criteria.  Participants often have the Medicare Part B monthly premium automatically deducted from their Social Security check. The monthly Medicare Part B premium, which was $96.40 in 2008 will remain the same in 2009 for a majority of beneficiaries although some higher income beneficiaries will have to pay a higher deductible.  Once the deductible has been met, Medicare Part B generally pays 80% of the Medicare allowable fee schedule and beneficiaries pay the remaining 20%.

(iii)
Part C - Medicare Part C is an alternative to the traditional fee-for-service Medicare program and is commonly known as the Medicare Advantage program.  Medicare Advantage plans are health plan options offered by managed care companies pursuant to contractual arrangements with CMS. Each entity offering a Medicare Advantage plan must be licensed and certified as a risk bearing entity eligible to offer health insurance or benefits coverage in each state where the company offers a Medicare Advantage plan.  In geographic areas where one or more managed care plans have contracted with CMS pursuant to the Medicare Advantage program, Medicare eligible beneficiaries may choose to receive benefits from managed care plans.

(iv)
Part D – First available in 2006, Medicare Part D permits every Medicare recipient to select a prescription drug plan.  Part D permits eligible individuals to choose from at least two prescription drug plans in their geographic area, including a standard coverage plan and an alternative plan with actuarially equivalent benefits.  Part D plans cover generic and brand name drugs that are approved by the Food and Drug Administration and used for medically-accepted reasons. Medicare Part D replaces the transitional prescription drug discount program and replaces Medicaid prescription drug coverage for dual-eligible beneficiaries.

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

This participation of private health plans in the Medicare Advantage Program under full risk contracts began in the 1980’s and grew to 6.9 million customers in 1999.  According to information provided by the Henry J. Kaiser Family Foundation, after a drop to 5.3 million customers in 2003, the number of enrollees in Medicare Advantage plans in the United States has increased to 10.1 million as of July 2008.  Also, since 2002, the number of Medicare Advantage contracts in the United States has increased from 204 to 523 in 2008.  Medicare Advantage plans contract with CMS to provide benefits that exceed those offered under the traditional fee-for-service Medicare program by a significant percentage in exchange for a fixed premium payment per customer per month from CMS (the “PCPM”).  The monthly premium varies based on the county in which the customer resides, as adjusted to reflect the customer’s demographic profile and health status.

The current risk adjusted payment system bases the CMS reimbursement payments on various clinical and demographic factors including, among other things, hospital inpatient diagnoses, additional diagnosis data from ambulatory treatment settings, hospital outpatient department and physician visits, gender, age, and Medicaid eligibility. During 2005, risk adjusted payments accounted for 50% of Medicare health plan payments, with the remaining 50% being reimbursed in accordance with the traditional demographic rate book. The portion of risk adjusted payments was increased to 75% in 2006 and 100% in 2007 and thereafter.  CMS requires that all managed care companies capture, collect, and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. Under this system, the risk adjusted portion of the total CMS payment to the Medicare Advantage plans equals the local rate set forth in the traditional demographic rate book, adjusted to reflect the plan’s customers average gender, age, and disability demographics.

The Medicare Modernization Act

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, known as the Medicare Modernization Act (“MMA”), provided sweeping changes to the Medicare program.  In part, the MMA established the Medicare Advantage program under Medicare Part C as a replacement for the Medicare+Choice program.  In so doing, the MMA revised the payment methodology used to calculate the monthly capitation rates to be paid to Medicare Advantage plans, modifying the minimum annual rate increase to be the larger of (i) 102% of the previous year’s rate or (ii) the prior year’s rate increased by the Medicare growth percentage.  We believe that the changes enacted by the MMA have enabled Medicare Advantage plans to offer more attractive and comprehensive benefits and increase preventive care to their customers, while also reducing out-of-pocket expenses for beneficiaries.

In addition to generally increasing the rates payable to Medicare Advantage plans from CMS, the MMA, among other things, (i) added the Medicare Part D prescription drug benefit beginning in January 2006, (ii) implemented a competitive bidding process for the Medicare Advantage Program and (iii) provided a limited annual enrollment period.  The MMA also established regional Medicare Advantage plan offerings on a preferred provider organization (“PPO”) model and private fee-for-service plans, thereby expanding Medicare beneficiary healthcare options, and introduced provisions intended to increase competition among Medicare Advantage plans by establishing cost benchmarks and bonus payments for PPO’s that enter or remain in less competitive markets.  In addition, the MMA mandates that each Medicare Advantage organization have an on-going quality improvement program to improve the quality of care provided to enrollees.

The MMA made favorable changes to the premium rate calculation methodology and generally provides for program rates that will better reflect the increased cost of medical services provided by managed care organizations to Medicare beneficiaries.  CMS has announced that the Medicare Advantage program rates for 2009 are expected to reflect an average increase of 4.3% over 2008.

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

Individuals who are enrolled in a Medicare Advantage plan that offers drug coverage must receive their drug coverage through the prescription drug plan offered by their Medicare Advantage plan (“MA-PD”) and may not enroll in a stand-alone PDP.  For example, Humana Plan Customers and the HMO’s customers were automatically enrolled in their MA-PD’s as of January 1, 2006 unless they affirmatively chose to use another provider’s prescription drug coverage.  Any customer of a Medicare Advantage plan that enrolls in a stand-alone PDP is automatically disenrolled from the Medicare Advantage plan altogether, thereby resuming traditional fee-for-service Medicare coverage. Beneficiaries who are eligible for both Medicare and Medicaid, known as dual eligible beneficiaries (discussed in greater detail below), who have not enrolled in a MA-PD or a stand-alone PDP have been automatically enrolled by CMS with approved stand-alone PDP’s in their region.  Medicare Advantage customers have the right to change drug plans, either MA-PD or stand-alone PDP, one time per year, during the open enrollment period.  Dual eligible beneficiaries and other customers qualified for the low-income subsidy may change plans throughout the year.

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

 A “dual-eligible” beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Medicaid, because of economic status. Health plans that serve dual-eligible beneficiaries receive a higher premium from CMS for dual-eligible customers. The additional premium for a dually-eligible beneficiary is based upon the estimated incremental cost CMS incurs, on average, to care for dual-eligible beneficiaries. By managing utilization and implementing disease management programs, many Medicare Advantage plans can profitably care for dually-eligible customers. The MMA provides subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals. Pursuant to the MMA, since January 1, 2007 dual-eligible individuals receive their drug coverage from the Medicare program rather than the Medicaid program. Companies offering stand-alone PDP with bids at or below the regional weighted average bid resulting from the annual bidding process received a pro-rata allocation and automatic enrollment of the dual-eligible beneficiaries within their applicable region.

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

If the bid is less than the benchmark for that year, Medicare pays the plan its bid amount, as adjusted, based on its customers’ risk scores plus a rebate equal to 75% of the amount by which the benchmark exceeds the bid, resulting in an annual adjustment in reimbursement rates. Plans must use the rebate to provide beneficiaries with extra benefits, reduced cost sharing, or reduced premiums, including premiums for MA-PDs and other supplemental benefits. CMS has the right to audit the use of these proceeds. The remaining 25% of the excess amount will be retained in the statutory Medicare trust fund. If a Medicare Advantage plan’s bid is greater than the benchmark, the plan will be required to charge a premium to enrollees equal to the difference between the bid amount and the benchmark.

Enrollment Period

Beginning in 2006, Medicare beneficiaries have defined enrollment periods, similar to commercial plans, in which they can select or change a Medicare Advantage plan, a stand-alone PDP, or traditional fee-for-service Medicare coverage.  The annual enrollment period for a stand alone PDP is from November 15 through December 31 of each year.  The annual enrollment for a Medicare Advantage plan is from November 15 through March 31 of the subsequent year.  Enrollment prior to December 31 will generally be effective as of January 1 of the following year and enrollment on or after January 1 and within the enrollment period is effective the first day of the month following enrollment. After the defined enrollment period ends, generally only seniors turning 65 during the year, Medicare beneficiaries who permanently relocate to another service area, dual-eligible beneficiaries, others who qualify for special needs plans, and employer group retirees will be permitted to enroll in or change health plans during the year. In addition, in certain circumstances, such as the bankruptcy of a health plan, CMS may offer a special election period during which the customers affected are allowed to change plans.

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

The Florida Medicare Advantage Market

Over the last several decades, Florida has generally been a highly attractive, rapidly growing market.  According to information published by the Office of Economic & Demographic Research of the Florida Legislature in November 2008, Florida had a total population of over 19 million in 2008.  In 2005, Florida’s population of those 65 and older was 3.0 million and was forecast to increase to 3.4 million by 2010 and to 4.7 million by 2020.

Behind only California, which has approximately 4.5 million Medicare eligible beneficiaries, Florida has the second largest Medicare population in the U.S. with an estimated 3.2 million Medicare eligible beneficiaries. At December 31, 2008, California’s Medicare Advantage penetration was approximately 32% while Florida’s was 27%.  Our Humana Agreements cover 30 counties throughout Florida and we have established provider networks in 19 of these counties.  We believe that of the approximate 1.8 million Medicare eligible individuals in the counties in which we have established networks, approximately 30% are customers of Medicare Advantage plans.

In the eleven counties where we do not yet have provider networks, we believe that of the approximate 800,000 Medicare eligible individuals in these counties, approximately 30% are customers of Medicare Advantage plans. During 2009, we intend to begin to make investments to develop networks in several of these counties. We believe that we will not begin to realize any material revenues from services provided in these counties until at least 2010.

Business Model

Provider Services Network

Our PSN provides and arranges healthcare services to Medicare Advantage beneficiaries who participate in a Medicare Advantage plan through Humana or CarePlus.

Humana Agreements

Pursuant to each of the Humana Agreements, the PSN receives a capitation fee with respect to each Humana Participating Customer, which fee represents a significant portion of the premium that Humana receives from CMS with respect to that Humana Plan Customer.  In return for such fees, the PSN assumes full responsibility for the provision or management of all necessary medical care for each of the Humana Participating Customers covered by the Humana Agreements, even for services we do not provide directly.  Under both the Central Florida Humana Agreement and the IPA Agreement, the PSN is responsible for the full cost of all medical care provided.  Under the South Florida Humana Agreement, the PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for full cost of all other medical care provided to the Humana Participating Customers.  To the extent the costs of providing such medical care are less than the related fees received from Humana; our PSN generates a gross profit.  Conversely, if medical expenses exceed the fees received from Humana, our PSN experiences a deficit in gross profit.  In accordance with the Humana Agreements, we are required to comply with Humana’s general policies and procedures, including Humana’s policies regarding referrals, approvals, utilization management and quality assurance.

Both the Central Florida Humana Agreement and the South Florida Humana Agreement have one-year terms and renew automatically each December 31 for additional one-year terms unless terminated for cause or upon 180 days’ prior notice.  In addition, Humana may immediately terminate either of these agreements and/or any individual physician credentialed under these agreement upon written notice, (i) if the PSN and/or any of the PSN physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) in the event of one of the PSN physician’s death or incompetence; (iii) if any of  the PSN physicians fail to meet Humana’s credentialing criteria; (iv) in accordance with Humana’s policies and procedures as specified in Humana’s manual, (v) if the PSN engages in or acquiesces to any act of bankruptcy, receivership or reorganization; or (vi) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). The PSN and Humana may also each terminate each of the Central Florida Humana Agreement and the South Florida Humana Agreement upon 90 days’ prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other’s material breach of the applicable Pre-Existing Humana Network Agreements.

The IPA Agreement has a five-year term and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term.  After the initial five year term, either party may terminate the agreement without cause by providing to the other party 120 days prior notice.  Humana may immediately terminate the IPA Agreement and/or any individual physician credentialed under the IPA Agreement, upon written notice, (i) if the PSN and/or any of the PSN physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) if the PSN or any of its physicians fail to meet Humana’s credentialing or re-credentialing criteria; (iii) if the PSN or any of its physicians is excluded from participation in any federal healthcare program; (iv) if the PSN or any of its physicians engages in or acquiesces to any act of bankruptcy, receivership or reorganization; or (v) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). The PSN and Humana may also each terminate the IPA Agreement upon 60 days’ prior written notice (with a 30 day opportunity to cure, if possible) in the event of the other’s material breach of the IPA Agreement.

Humana may provide 30 days notice as to certain amendments or modifications to the Humana Agreements, including but not limited to, compensation rates, covered benefits and other terms and conditions. If Humana exercises its right to amend the Humana Agreements, the PSN may object to such amendment within the 30 day notice period. If the PSN objects to such amendment within the requisite time frame, Humana may terminate the applicable Humana Agreement upon 90 days’ written notice.

The Humana Agreements are also subject to changes to the covered benefits that Humana elects to provide to Humana Plan Customers and other terms and conditions.

In four of the counties covered by the IPA Agreement (Martin, St. Lucie, Okeechobee and Glades), unless otherwise agreed to in writing by Humana, the PSN is restricted from entering into any risk contract with any other Medicare Advantage plan through December 31, 2013.

For the term of the Central Florida Humana Agreement:

•
Humana has agreed that it will not, with the exception of one existing service provider, enter into any new global risk agreements for Humana’s Medicare Advantage HMO products in Volusia and Flagler counties; and

•
The PSN has agreed that it will not enter into any global, full or limited risk contracts with respect to Medicare Advantage customers with any non-Humana Medicare Advantage HMO or provider sponsored organization in Volusia and Flagler counties in which Humana has a Medicare Advantage contract.

In addition, for the term plus one year for each of the Humana Agreements, the PSN and its affiliated providers will not, directly or indirectly, engage in any activities which are in competition with Humana’s health insurance, HMO or benefit plans business, including obtaining a license to become a managed healthcare plan offering HMO or point of service (“POS”) products, or (ii) acquire, manage, establish or have any direct or indirect interest in any provider sponsored organization or network for the purpose of administering, developing, implementing or selling government sponsored health insurance or benefit plans, including Medicare and Medicaid, or (iii) contract or affiliate with another licensed managed care organization, where the purpose of such affiliation is to offer and sponsor a HMO or POS products and where the PSN and/or its affiliated providers obtain an ownership interest in the HMO or POS products to be marketed, and (iv) enter into agreements with other managed care entities, insurance companies or provider sponsored networks for the provision of healthcare services to Medicare HMO, Medicare POS and/or other Medicare replacement patients at the same office sites or within five miles of the office sites where services are provided to the Humana Plan Customers.

CarePlus Agreement

Pursuant to the CarePlus Agreement, the PSN provides or arranges for the provision of covered medical services to each CarePlus Participating Customer.  In return for the provision of these medical services, the PSN receives a monthly network administration fee for each CarePlus Participating Customer.  Effective March 31, 2009, the PSN will begin receiving a capitation fee for each CarePlus Participating Customer and, in connection therewith, the PSN will assume full responsibility for the cost of all necessary medical care for each CarePlus Participating Customer, even for services the PSN does not provide directly.

Physician Network

At December 31, 2008, the PSN owned and operated nine primary care centers and an oncology practice.  These centers provide and arrange for medical care to approximately 24% of the PSN’s customers.

The PSN also has contracts with IPA’s to provide and manage care to our remaining customers.  Some of these contracts provide for payment on a fixed per customer per month amount and require the providers to provide all the necessary primary care medical services to Humana Participating Customers.  The monthly amount is negotiated and is subject to change based on certain quality metrics under the PSN’s Partners In Quality (“PIQ”) program, a proprietary care management model.  Other contracts provide for payments on a fee for service basis, pursuant to which the provider is paid only for the services provided.

PIQ is a “pay for performance” program that measures performance based on quality metrics including patient satisfaction, disease state management of high-risk, chronically ill patients, frequency of physician-patient encounters, and enhanced medical record documentation.  Management believes that the PIQ program differentiates our PSN from other PSN’s or Management Service Organizations (“MSO’s”).

The contracts with our IPA’s generally have one-year terms and renew automatically for one-year periods unless either party provides written notice at least 60 days prior to the end of the term.  The IPA providers, during the term of their contract with the PSN, and for a period of six months after the expiration or termination of such contract, are generally prohibited from participating in any other PSN, HMO or other agreement which contracts directly or indirectly with the Medicare or Medicaid Program on a capitated or risk basis.  The IPA providers are further prohibited during the term and for a period of six months after the expiration of the terms from encouraging or soliciting the Humana Participating Customers to change their primary care provider, disenroll from their health plan, or leave the PSN’s network.

The PSN has established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout the PSN’s service area that are under contract with Humana.  These providers have contracted with Humana to deliver services to our PSN patients based on certain fee schedules and care requirements.  Specialist physicians, ancillary service providers and hospitals are generally paid on a contractual fee-for-service basis. Certain specialist physicians dealing with a high volume of cases are paid on a capitated basis.

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

Utilization Management

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

•
selectively expanding the PSN’s network of providers to include additional physician practices within the geographic markets covered by the Humana Agreements and the CarePlus Agreement other than the Additional Counties;

•	commencing operations in the Additional Counties, including by, among other things, locating and contracting with physician practices within these Additional Counties;

•	acquiring existing physician practices; and

•	acquiring other medical service organizations.

Increasing Patient Volume

We believe the PSN’s existing network of providers has the capacity to care for additional Humana Plan Customers and could realize certain additional economies of scale if the number of Humana Plan Customers utilizing the network increased.  We seek to increase the number of customers using the PSN network through the general marketing efforts of Humana and through our own targeted marketing efforts towards Medicare eligible patients.

Selectively Expanding Its Network of Physician Practices Including Acquisition of Existing Physician Practices or Other Medical Services Organizations

In October 2008, the Central Florida Humana Agreement was amended to include nine Additional Counties where neither the PSN nor the HMO had previously provided healthcare services.  During 2009, we anticipate that we will seek to build a provider network in several of these counties.  In addition, within our existing geographic markets, we are seeking to add additional physician practices to the PSN’s existing network either through acquisition, start up or affiliation with a current PSN physician or medical service organization. We identify and select opportunities based in large part on the following broad criteria:

•	a history of profitable operations or a perceived synergy such as opportunities for economies of scale through a consolidation of management or service provision functions;

•	a high concentration of Medicare patients;

•	a geographic proximity to underserved areas within our service regions; and

•	a geographic proximity to our current operations.

PSN Competition

Some of our direct competitors in the PSN industry, all of which are operating in Florida are Continucare Corporation, MCCI, Primary Care Associates, Inc., Island Doctors and WellMed. We believe that Continucare Corporation, MCCI, and Primary Care Associates, Inc. provide PSN services to Humana in South Florida, Island Doctors provides PSN services to Humana in the counties covered by the Central Florida Humana Agreement and WellMed provides PSN services to Humana in the counties covered by the IPA Agreement.  See “RISK FACTORS – Our Industry is Already Very Competitive…”

Health Maintenance Organization

As discussed above, on the Closing Date, we completed the sale of all of the outstanding capital stock of the HMO to the Humana Plan.  The following discussion generally summarizes the HMO’s business as operated by us prior to its sale.

At the time of its sale, the HMO was offering its Medicare Advantage health plan in 13 Florida counties. Our Medicare Advantage plan covered Medicare eligible customers who resided at least six months or more in the service area and offered more expansive benefits than those offered under the traditional Medicare fee-for-service plan. Through our Medicare Advantage plan, we had the flexibility to offer benefits not covered under traditional fee-for-service Medicare. These benefits were designed to be attractive to seniors and included prescription drug benefits, eye glasses, hearing aids, dental care, over-the-counter drug plans and health club memberships. In addition we offered a “special needs” zero premium, zero co-payment plan to dual-eligible individuals in our markets.

The HMO’s Medicare Advantage customers did not pay a monthly premium in 2008.  In some cases, the HMO customers were subject to co-payments and deductibles, depending upon the market and benefit. Except in limited cases, including emergencies, our HMO customers were required to use primary care physicians within the HMO’s network of providers and generally received referrals from their primary care physician in order to see a specialist or ancillary provider.

Pursuant to the CMS Contract, the HMO had agreed to provide services to Medicare beneficiaries pursuant to the Medicare Advantage program.  Under the CMS Contract, CMS paid the HMO a capitation payment based on the number of customers enrolled, which payment was adjusted for demographic and health risk factors. Inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs were also considered in the calculation of the fixed capitation payment by CMS.

The amount of premiums we received for each Medicare customer was established by the CMS Contract through the competitive bidding process.  The premium varied according to various demographic factors, including the customer’s geographic location, age, and gender, and was further adjusted based on our plans’ average risk scores. In addition to the premiums paid to us, the CMS Contract regulated, among other matters, benefits provided, quality assurance procedures, and marketing and advertising for our Medicare products.

Medical Health Services Management and Provider Networks

One of our primary goals was to arrange for high quality healthcare services for our HMO customers. To achieve our goal of ensuring high quality, cost-effective healthcare, we established various quality, disease and utilization management programs.

The disease management programs were focused on prevention and care and were designed to support the coordination of healthcare intervention, physician/patient relationships and plans of care, preventive care, and patient empowerment with the goal of improving the quality of patient care and controlling related costs. These disease management programs were focused primarily on high-risk patient management and the treatment of our chronically ill customers and were designed to efficiently treat patients with specific high risk or chronic conditions such as coronary artery disease, congestive heart failure, diabetes, asthma related conditions, and certain other conditions. In addition to internal disease management efforts, the HMO had engaged disease management companies to educate customers on chronic medical conditions, help them comply with medication regimens, and counsel customers on healthy lifestyles.

We also had implemented utilization and case management programs to seek to provide more efficient and effective use of healthcare services by our HMO customers. The case management programs were designed to improve outcomes for customers with chronic conditions through standardization, proactive management, coordinating fragmented healthcare systems to reduce duplication, and improve collaboration with physicians. These programs monitor hospitalization, coordinate care, and ensured timely discharge from the hospital. In addition, the HMO used internal case management programs and contracts with other third parties to manage severely and chronically ill patients. The HMO utilized on-site critical care intensivists, hospitalists and concurrent review nurses, who manage the appropriate times for outpatient care, hospitalization, rehabilitation or home care.

As more fully described below under “Provider Arrangements and Payment Methods” the HMO’s reimbursement methods were designed to encourage providers to utilize preventive care, and the disease and case management services in an effort to improve clinical outcomes.

The HMO contracted for pharmacy services through an unrelated pharmacy benefits manager (“PBM”), who was reimbursed at a discount to the “average wholesale price” for the provision of covered outpatient drugs. In addition, the HMO was entitled to share in the PBM’s rebates based on pharmacy utilization relating to certain qualifying medications.

Provider Arrangements and Payment Methods

Our HMO had primarily structured its non-exclusive provider contracts on a fee-for-service basis. At times, we also supplemented provider payments with incentive arrangements based, in general, on the quality of healthcare delivery.  We also sought to implement financial incentives relating to other operational matters where appropriate.

In some cases, particularly with respect to contracts between hospitals or healthcare systems and our HMO, the HMO was at risk for medical expenses above and beyond a negotiated amount (a so-called “stop loss” provision), which amount is typically calculated by reference to a percentage of billed charges, in some cases back to the first dollar of medical expense. In the case of a Medicare patient who is admitted to a non-contracting hospital, the HMO was only obligated to pay the amount that the hospital would have received from CMS under traditional fee-for-service Medicare.

Management Services

The HMO had contracted with a third party service provider, HF Administrative Services, Inc. (“HFAS”), to provide various administrative and management services to the HMO, including, but not limited to, claims processing and adjudication, certain management information services, and customer services pursuant to the terms of an Administrative Services Agreement (the “Services Agreement”).

The HMO compensated HFAS for its management services based upon the number of customers enrolled in the HMO, subject to various monthly minimum payments. The minimum monthly fee was $25,000 per month through July 2007 which increased to $60,000 per month for the remaining term of the Services Agreement. In addition, HFAS was compensated for providing additional programming services on an hourly basis. The initial term of the Services Agreement was for five years ending on June 30, 2010. During 2008 and 2007, we paid an aggregate of $968,000 and $1.2 million to HFAS for services in accordance with the Services Agreement.  In connection with the sale of the HMO, the Humana Plan agreed to make all payments due under the Services Agreement during a transition period beginning on the Closing Date and ending on the first day of the month following the date the Humana Plan ceased using HFAS’ systems to process new claims for the HMO (the “Transition Period”).  Following the Transition Period, we are responsible for the payment of all minimum fees due under the Services Agreement until its termination in accordance with its terms.  At the time of the sale we had estimated and accrued this liability of approximately $1.1 million for these fees and reduced the gain on the sale of the HMO by this amount.  As anticipated, the Transition Period ended on December 31, 2008.

Sales and Marketing Programs

The HMO’s sales force consisted of internally licensed sales employees and third party agents. The third party agents were compensated on a commission basis.

Insurance

We rely upon insurance to protect us from many business risks, including medical malpractice, errors and omissions and certain significantly higher than average customer medical expenses.  For example, to mitigate our exposure to high cost medical claims, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  For 2008, our deductible per customer per year for the PSN was $40,000 in Miami-Dade, Broward and Palm Beach counties and $200,000 in the counties covered by the Central Florida and IPA Agreements, with a maximum benefit per customer per policy period of $1.0 million.  The deductible per customer per year for the HMO in 2008, to the date of sale, was $150,000, with a maximum benefit per customer per policy period of $1.0 million for each year.  Although we maintain insurance of the types and in the amounts that we believe are reasonable, there can be no assurances that the insurance policies maintained by us will insulate us from material expenses and/or losses in the future.  See "RISK FACTORS - Claims Relating to Medical Malpractice and Other Litigation...."

Employees

As of December 31, 2008, we had 178 full-time employees, 25 of which are on the corporate staff at our executive offices and 153 of which are employed by the PSN. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our employee relations to be good.

Government Regulation

Our business is regulated by the federal government and the State of Florida. The laws and regulations governing our operations are generally intended for the benefit of health plan customers and providers and are intended to limit healthcare program expenditures. These laws and regulations, along with the terms of our contracts, regulate how we do business, what services we offer, and how we interact with Humana Participating Customers, CarePlus Participating Customers, affiliated providers and the public.  The government agencies administering these laws and regulations have broad latitude to interpret and enforce them.  We are subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations.

We believe that we are in material compliance with all government regulations applicable to our business.  We further believe that we have implemented reasonable systems and procedures to assist us in maintaining compliance with such regulations.  Nonetheless, we face a variety of regulatory related risks.  See “Risk Factors - Reductions in Government Funding…”, “-The MMA Materially Impacted Our Operations…”, “CMS Risk Adjustment Payment System…”, “Our Business Activities Are Highly Regulated…”, “The Healthcare Industry is Highly Regulated…”, “” and “We Are Required to Comply with Laws…”

A summary of material aspects of the government regulations to which we are subject is set forth below.

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

Federal “Fraud and Abuse” Laws and Regulations

Health care fraud and abuse laws at the federal and state levels regulate both the provision of services to government program beneficiaries and the submission of claims for services rendered to such beneficiaries.  Individuals and organizations can be punished for submitting claims for services that were not provided, not medically necessary, provided by an improper person, accompanied by an illegal inducement to utilize or refrain from utilizing a service or product, or billed in a manner that does not comply with applicable governmental requirements.  Federal and state governments have a range of criminal, civil and administrative sanctions available to penalize and remediate health care fraud and abuse, including recovery of amounts improperly paid, imprisonment, exclusion from participation in the Medicare/Medicaid programs, civil monetary penalties and suspension of payments.  Fraud and abuse claims may be initiated and prosecuted by one or more government entities and/or private individuals, and more than one of the available penalties may be imposed for each violation.

Laws governing fraud and abuse apply to virtually all health care providers (including the PSN Physicians and other physicians employed or otherwise engaged by the PSN) and the entities with which a health care provider does business.

Federal Anti-Kickback Law

The federal Anti-Kickback Law prohibits the knowing and willful, offer, payment, solicitation, or receipt of any remuneration, overtly or covertly, in cash or in kind, to reduce or reward (i) referrals of goods, facilities, items or services reimbursable (in whole or in part) by a federal health care program (including, without limitation, Medicare and/or Medicaid), or (ii) the purchasing, leasing, ordering, or arranging for or recommending the purchasing, leasing or ordering of such goods, facilities, items or services..  Violations of the Anti-Kickback Law are punishable by imprisonment, criminal fines, civil monetary penalties, exclusion from care programs and forfeiture of amounts collected in violation of such laws. “Remuneration” is defined broadly and includes virtually all economic arrangements involving hospitals, physicians and other health care providers, and any third party including joint ventures, space and equipment rentals, purchases of physician practices and management and personal services contracts.

However, in response to the breadth of the Anti-Kickback Law and a concern that it prohibited some common and appropriate arrangements, regulatory “safe harbors” were established such that if a particular transaction or relationship satisfied all of the requirements of a particular safe harbor, the transaction or relationship will be protected from prosecution under the Anti-Kickback Law.  Further, the Anti-Kickback Law is an intent-based statute, meaning that the failure of an arrangement to meet all of the requirements of a safe harbor does not render such arrangement illegal per se.  Rather, those arrangements that do not satisfy the requirements of a safe harbor will be subject to review on a case-by-case basis to determine whether the parties involved possessed the requisite improper intent.

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

Federal False Claims Act

We are subject to a number of laws that regulate the presentation of false claims or the submission of false information to the federal government.  For example, the federal False Claims Act prohibits any party from knowingly presenting, or causing to be presented, a false or fraudulent request for payment from the federal government, or making a false statement or using a false record to get a claim approved.  The federal government has taken the position that claims presented in violation of the federal Anti-Kickback Law or the Stark Law may be considered a violation of the federal False Claims Act as well as by imprisonment for up to five years.  Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim.  In addition to suits filed by the government, a special provision under the False Claims Act allows a private individual (e.g., a “whistleblower” such as a disgruntled former employee, competitor or patient) to bring an action under the False Claims Act on behalf of the government alleging that an entity has defrauded the federal government and permits the whistleblower to share in any settlement or judgment that may result from that lawsuit.

Florida Fraud and Abuse Regulations

Florida enacted “The Patient Brokering Act” which imposes criminal penalties, including jail terms and fines, for offering, soliciting, receiving or paying any commission, bonus, rebate, kickback, or bribe, directly or indirectly in cash or in kind, or engaging in any split-fee arrangement, in any form whatsoever, to induce the referral of patients or patronage from a healthcare provider or healthcare facility. The Florida statutory provisions regulating the practice of medicine include similar language as grounds for disciplinary action against a physician.

Restrictions on Physician Referrals

The federal Ethics on Patient Referrals Law (the “Stark Law”), enacted as part of the Social Security Act, prohibits a physician from referring Medicare or Medicaid beneficiaries to an entity for the furnishing of “designated health services~~”.~~ ,” which includes a broad range of inpatient and outpatient health care services, if the physician (or the physician’s immediate family member) has a direct or indirect “financial relationship” with the entity.  The Stark Law also prohibits an entity from billing Medicare or Medicaid for services furnished pursuant to a prohibited referral.  A financial relationship is defined broadly to include a direct or indirect ownership or investment in, or compensation relationship with, a health care entity. The Stark Law, and the regulations promulgated thereunder, contains certain exceptions that permit referrals that would otherwise be prohibited if the parties comply with all of the requirements of the applicable exception. The sanctions under the Stark Law include denial of claims and repayment of claims previously paid, civil monetary penalties and exclusions from participation in the Medicare programs.

Privacy Laws

The privacy, security, and use and disclosure of patient health information is subject to federal and state laws and regulations, including the Healthcare Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations. Final regulations with respect to the privacy of certain individually identifiable health information (the “Protected Health Information”) became effective in April 2003 (the “Privacy Rule”). The Privacy Rule specifies authorized or required uses and disclosures of the Protected Health Information, as well as the rights patients have with respect to their health information. The Privacy Rule also provides that to the extent that state laws impose stricter privacy standards than the HIPAA privacy rule, such standards are not preempted, requiring compliance with any stricter state privacy law.  In addition, in October 2002, the electronic data standards regulations under HIPAA became effective.  The final HIPAA security rule became effective in February 2003, and established security standards with respect to Protected Health Information transmitted or maintained electronically.  These regulations establish uniform standards relating to data reporting, formatting, and coding that many health care providers and health plans must use when conducting certain transactions involving health information.

HIPAA added a new provision to an existing criminal statute that prohibits the knowing and willful falsification or concealment of a material fact or the making of a materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.  HIPAA established criminal sanctions for health care fraud and applies to all health care benefit programs, whether public or private.  HIPAA also imposes and fines for unintentional disclosure of Protected Health Information.

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

Medicare Marketing Restrictions

We are subject to federal marketing rules and regulations that limit, among other things, offering any gift or other inducement to Medicare beneficiaries to encourage them to come to us for their healthcare.

Our Executive Officers

Set forth below are: (1) the names and ages of our executive officers at February 1, 2009, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Age	Position

Michael M. Earley	53	Chairman and Chief Executive Officer

Jose A. Guethon, M.D.	46	COO and President

Robert J. Sabo, CPA	58	Chief Financial Officer

Roberto L. Palenzuela, Esq.	45	General Counsel and Secretary

MICHAEL M. EARLEY has served as our Chairman and Chief Executive Officer since March 2003 and was appointed Chairman of the Board in September 2004.  He previously served as a member on our Board of Directors from June 2000 to December 2002.  From January 2002 until February 2003, Mr. Earley was self-employed as a corporate consultant.  Previously, from January 2000 through December 2002, he served as Chief Executive Officer of Collins Associates, an institutional money management firm.  From 1997 through December 1999, Mr. Earley served as Chief Executive Officer of Triton Group Management, a corporate consulting firm.  From 1986 to 1997, he served in a number of senior management roles, including CEO and CFO of Intermark, Inc. and Triton Group Ltd., both publicly traded diversified holding companies and from 1978 to 1983, he was an audit and tax staff member of Ernst & Whinney.  From 2002 until its sale in 2007, Mr. Earley served as a director and member of the audit committee of MPower Communications, a publicly traded telecommunications company.  Mr. Earley received his undergraduate degrees in Accounting and Business Administration from the University of San Diego.

JOSE A. GUETHON, M.D. has served as our Chief Operating Officer and President since September 2008.  Prior to his appointment, he served as President of the PSN since January 2006.  Dr. Guethon initially joined us in October 2001 and has served in a variety of positions, including as Medical Director and Staff Physician from October 2001 through June 2004, as Senior Vice President of Utilization and Quality Improvement from June 2004 through January 2006 and as Chief Medical Officer of our HMO from January 2006 through December 2006.  Dr. Guethon has approximately 15 years of healthcare experience both in clinical and administrative medicine, and is board-certified in family practice. Prior to joining us, Dr. Guethon served as the Regional Medical Director for JSA Healthcare Corporation, a provider service network located in Tampa, Florida from April 2001 through October 2001 and as the Medical Director of Humana’s Orlando market operations from April 1998 through April 2001.  Dr. Guethon earned his undergraduate degree from the University of Miami, his doctorate in medicine degree from the University Of South Florida College Of Medicine, and completed an MBA program at Tampa College.

ROBERT J. SABO, C.P.A. has served as our Chief Financial Officer since November 15, 2007. Mr. Sabo has over 35 years of financial expertise focused substantially in the Florida healthcare industry.  From November 2003 to October 2007, he was the Chief Financial Officer of Hospital Partners of America, LLC, a privately held North Carolina healthcare services and hospital partnership company, where his duties included the day to day financial operations of the organization as well the company’s significant business development and merger and acquisition work. He began his career as a CPA in South Florida with Ernst & Young in 1972, and was admitted to the partnership in 1984, with his most recent responsibility from January 1999 until June 2003 as Market Leader of the Health Science Practice of the Carolinas.  Mr. Sabo graduated with a B.B.A. in Accounting from the University of Miami.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

ITEM 1A.  RISK FACTORS

Our Operations are Dependent on Humana, Inc.

We have historically derived a substantial majority of our consolidated revenues from our Central Florida and South Florida Humana Agreements and, following the sale of the HMO to Humana on August 29, 2008 and our entry into the IPA Agreement in connection with such sale, we expect that substantially all of our revenues will be derived under the Humana Agreements.  For the twelve months ended December 31, 2008, approximately 99.4% of the PSN’s total revenue and 83.0% of our consolidated revenue (the “Consolidated Revenue Percentage”) was obtained through the Humana Agreements.  For the four-month period subsequent to the sale of the HMO, approximately 98.7% of our consolidated revenue was obtained through the Humana Agreements.  Humana may immediately terminate either of the Humana Agreements and/or any individual physician credentialed under the Humana Agreements upon the occurrence of certain events.  Humana may also amend the material terms of the Humana Agreements under certain circumstances.  See “ITEM 1.  BUSINESS - Humana Agreements” for a detailed discussion of the Humana Agreements.

Failure to maintain the Humana Agreements on favorable terms, for any reason, would adversely affect our results of operations and financial condition. A material decline in enrollees in Humana’s Medicare Advantage program could also have a material adverse effect on our results of operations.

Because Substantially All of Our Revenue Is Established by Contract and Cannot Be Modified During the Contract Terms, Our Operating Margins Could be Negatively Impacted if We Are Unable to Manage Our Medical Expenses Effectively.

The Humana Agreements are risk agreements under which we receive monthly payments for each Humana Participating Customer at a rate established by the agreements, also called a capitation fee.  In accordance with the agreements, the total monthly payment is a function of the number of Humana Participating Customers, regardless of the actual utilization rate of covered services. In return, the PSN through its affiliated providers, assumes financial responsibility for the provision of all necessary medical care to the Humana Participating Customers, regardless of whether or not its affiliated providers directly provide the covered medical services.

To the extent that the Humana Participating Customers require more care than is anticipated, aggregate capitation rates may be insufficient to cover the costs associated with the treatment of such Humana Participating Customers. If medical expenses exceed our estimates, except in very limited circumstances, we will be unable to increase the premiums received under these contracts during the then-current terms.

Relatively small changes in our ratio of medical expense to revenue can create significant changes in our financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, claims, may have a material adverse effect on our financial condition, results of operations, or cash flows.

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

A Failure to Estimate Incurred But Not Reported Medical Benefits Expense Accurately Could Affect Our Profitability.

Medical claims expense includes estimates of future medical claims that have been incurred by the customer but for which the provider has not yet billed us (“IBNR claims”).  IBNR claim estimates are made utilizing actuarial methods and are continually evaluated and adjusted by management, based upon our historical claims experience.  Adjustments, if necessary, are made to medical claims expense when the assumptions used to determine our IBNR claims liability changes and when actual claim costs are ultimately determined.  Due to the inherent uncertainties associated with the factors used in these estimates and changes in the patterns and rates of medical utilization, materially different amounts could be reported in our financial statements for a particular period under different conditions or using different, but still reasonable, assumptions.  Although our past estimates of IBNR have typically been adequate, they may be inadequate in the future, which would adversely affect our results of operations.  Further, the inability to estimate IBNR accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

Reductions in Government Funding for Medicare Programs Could Adversely Affect Our Results of Operations

Substantially all of our revenue is directly or indirectly derived from reimbursements generated by Medicare Advantage health plans. As a result, our revenue and profitability are dependent on government funding levels for Medicare Advantage programs.  The Medicare programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels.  These government programs, as well as private insurers such as Humana, have taken and may continue to take steps to control the cost, use and delivery of healthcare services.  It is widely anticipated that the new Presidential and Congressional administration will seek to reduce reimbursements to private health insurers under Medicare Advantage and make changes to the Medicare prescription drug benefit starting in 2010. Any changes that limit or reduce Medicare reimbursement levels could have a material adverse effect on our business.  For example, the following events could result in an adverse effect on our results of operations:

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

The MMA Materially Impacted Our Operations and Could Reduce Our Profitability and Increase Competition for Customers.

The MMA substantially changed the Medicare program and is complex and wide-ranging.  While many of these changes have generally benefited and are expected to continue to benefit the Medicare Advantage sector, certain provisions of the MMA have increased competition, created challenges with respect to educating the PSN’s existing and potential customers about the changes, and created other risks and substantial and potentially adverse uncertainties, including the following:

•
Increased reimbursement rates for Medicare Advantage plans could continue to result in a further increase in the number of plans that participate in the Medicare program.  This could create new competition that could adversely affect the number of customers the PSN serves and our operating results.

•
Managed care companies began offering various new products in 2006 pursuant to the MMA, including regional PPOs and private fee-for-service plans. Medicare PPOs and private fee-for-service plans allow their customers more flexibility in selecting physicians than Medicare Advantage HMOs, which typically require customers to coordinate care with a primary care physician. The MMA has encouraged the creation of regional PPOs through various incentives, including certain risk corridors, or cost-reimbursement provisions, a stabilization fund for incentive payments, and special payments to hospitals not otherwise contracted with a Medicare Advantage plan that treat regional plan enrollees. The formation of regional Medicare PPOs and private fee-for-service plans has affected our PSN’s relative attractiveness to existing and potential Medicare customers in their service areas.

•
The payments for the local and regional Medicare Advantage plans are based on a competitive bidding process that may directly or indirectly cause the PSN to decrease the amount of premiums paid to it or cause it to increase the benefits it offers.

•
Medicare beneficiaries generally have a more limited annual enrollment period during which they can choose between participating in a Medicare Advantage plan or receiving benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries will not be permitted to change their Medicare benefits. The new annual enrollment process and subsequent “lock-in” provisions of the MMA may adversely affect our level of revenue growth as it will limit Humana’s ability to market to and enroll new customers in its established service areas outside of the annual enrollment period.  Such limitations could adversely and materially affect our profitability and results of operations.

•
Managed care companies that offer Medicare Advantage plans are required to offer prescription drug benefits as part of their Medicare Advantage plans.  Managed care plans offering drug benefits are, under the new law, called MA-PDs. Individuals who are enrolled in a Medicare Advantage plan that offers qualified Part D coverage must receive their drug coverage through their Medicare Advantage prescription drug plan, with the exception of those Medicare Advantage enrollees who are also enrolled in a Medical Savings Account plan, who may choose a stand-alone PDP.  Enrollees may prefer a stand-alone drug plan and may cease to be a Medicare Advantage customer in order to participate in a stand-alone PDP. Accordingly, the new Medicare Part D prescription drug benefit could reduce Humana Participating Customer enrollment and revenue.

CMS’s Risk Adjustment Payment System and Budget Neutrality Payment Adjustments Make Our Revenue and Profitability Difficult to Predict and Could Result In Material Retroactive Adjustments to Our Results of Operations.

As previously described, CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish incentives for Medicare plans to enroll and treat less healthy Medicare beneficiaries.  During 2005, risk adjusted payments accounted for 50% of Medicare health plan payments, with the remaining 50% being reimbursed in accordance with the traditional CMS demographic rate books. The portion of risk adjusted payments was increased to 75% in 2006 and to 100% in 2007 and beyond. As a result of this phase-in process, it is difficult to predict with certainty our future revenue or profitability. In addition, Humana’s risk scores for any period may result in favorable or unfavorable adjustments to the payments directly or indirectly received from CMS and our Medicare premium revenue. There can be no assurance that our contracting physicians and hospitals will be successful in improving the accuracy of recording diagnostic code information and thereby enhancing its risk scores.

Since 2003, payments to Medicare Advantage plans have also been adjusted by a “budget neutrality” factor that was implemented by Congress and CMS to prevent health plan payments from being reduced overall while, at the same time, directing higher, risk adjusted payments to plans with more chronically ill enrollees. In general, this adjustment has favorably impacted payments to all Medicare Advantage plans. The Deficit Reduction Act of 2006, among other changes, provides for an accelerated phase-out of budget neutrality for risk adjustment of payments made to Medicare Advantage plans.  The phase out began in 1997 and will be complete by 2011, when Medicare Advantage plans will no longer receive any budget neutrality payment adjustment.  As a result of this phase-out, we expect the premiums we receive could be reduced, dependent on the risk scores of Humana Participating Customers.

A Disruption in Our Health Care Provider Networks Could Have an Adverse Effect on Our Operations and Profitability.

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

A Disruption in Humana’s Healthcare Provider Networks Could Have an Adverse Effect on Our Operations and Profitability.

A significant portion of the PSN’s total medical expenses are payable to entities that are not directly contracted with the PSN.  Although virtually all of such entities are Humana approved service providers, and although the PSN can provide Humana input with respect to Humana’s service providers, the PSN does not control the process by which Humana negotiates and/or contracts with service providers in the Humana Medicare Advantage network.

We Depend on Humana  to Provide Us with Crucial Information and Data.

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

Claims Relating to Medical Malpractice and Other Litigation Could Cause Us to Incur Significant Expenses.

From time to time, we are a party to various litigation matters, some of which seek monetary damages. Managed care organizations may be sued directly for alleged negligence, including in connection with the credentialing of network providers or for alleged improper denials or delay of care. In addition, providers affiliated with the PSN involved in medical care decisions may be exposed to the risk of medical malpractice claims. Some of these providers do not have malpractice insurance. As a result of increased costs or inability to secure malpractice insurance, the percentage of physicians who do not have malpractice insurance may increase. Although most of its network providers are independent contractors, claimants sometimes allege that a PSN should be held responsible for alleged provider malpractice, particularly where the provider does not have malpractice insurance, and some courts have permitted that theory of liability.

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

We compete in the highly competitive and regulated healthcare industry, which is subject to continuing changes with respect to the provisioning of services and the selection and compensation of providers.  In 2008, approximately 83.0% of our total consolidated revenue was generated pursuant to the Humana Agreements.  For the four-month period subsequent to the sale of the HMO, approximately 98.7% of our total consolidated revenue is generated pursuant to the Humana Agreements.  Humana competes with other health plans in securing and serving patients in the Medicare Advantage Program.  Companies in other healthcare industry segments, some of which have financial and other resources comparable to or greater than Humana, are competitors to Humana.  The market in Florida has become increasingly attractive to health plans that may compete with Humana.  For example, HealthSpring and Coventry Health Plans, both based outside of Florida, have in recent years announced acquisitions of health plans in Florida.  Humana may not be able to continue to compete profitably in the healthcare industry if additional competitors enter the same market.

The PSN competes with other service providers for Humana’s business and Humana competes with other health plans in securing and serving patients in the Medicare Advantage Program.  Failure to maintain favorable terms in the Humana Agreements would adversely affect our results of operations and financial condition.

Competitors of our PSN vary in size and scope and in terms of products and services offered.  Our PSN competes directly with various regional and local companies that provide similar services.  Some of the PSN’s direct competitors are WellCare, Continucare Corporation, Primary Care Associates, Inc., MCCI and Island Doctors, all based or operating in Florida. Additionally, companies in other healthcare industry segments, some of which have financial and other resources greater than ours, may become competitors in providing similar services at any given time.  The market in Florida has become increasingly attractive to competitors of the PSN due to the large population of Medicare participants.  We and Humana may not be able to continue to compete effectively in the healthcare industry if additional competitors enter the same markets.

We believe that many of our competitors and potential competitors are substantially larger than our PSN and have significantly greater financial, sales and marketing, and other resources.  Furthermore, it is our belief that some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves.

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

The Healthcare Industry is Highly Regulated.  Our or Humana’s Failure to Comply with Laws or Regulations, or a Determination that in the Past We Had Failed to Comply with Laws or Regulations, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations.

The healthcare services that we and our affiliated professionals, including the PSN physicians, provide are subject to extensive federal, state and local laws and regulations governing various matters such as the licensing and certification of our facilities and personnel, the conduct of our operations, billing and coding policies and practices, policies and practices with regard to patient privacy and confidentiality, and prohibitions on payments for the referral of business and physician self-referrals.  These laws and regulations generally aimed at protecting patients and federal healthcare programs, and the agencies charged with the administration of these laws and regulations have broad authority to enforce them.  See ITEM 1.  BUSINESS - Government Regulation for a discussion of the various federal government and state laws and regulations to which we are subject.

The federal and state agencies administering the laws and regulations applicable to us have broad discretion to enforce them. We are subject, on an ongoing basis, to various governmental reviews, audits, and investigations to verify our compliance with our contracts, licenses, and applicable laws and regulations. These reviews, audits and investigations can be time consuming and costly. An adverse review, audit, or investigation could result in one or more of the following:

•	loss of the PSN’s right to directly or indirectly participate in the Medicare program;
•	loss of one or more of the PSN’s licenses to act as a service provider or third party administrator or to otherwise provide or bill for a service;
•	forfeiture or recoupment of amounts the PSN has been paid pursuant to its contracts;
•	imposition of significant civil or criminal penalties, fines, or other sanctions on us and/or our affiliated professionals and employees, including the PSN physicians;
•	damage to our reputation in existing and potential markets;
•	increased restrictions on marketing of the PSN’s services; and
•	inability to obtain approval for future products and services, geographic expansions, or acquisitions.

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

We are seeking to continue to increase the PSN customer base and to expand to new service areas within our existing markets and in other markets.

We are likely to incur additional costs if the PSN enters service areas where it does not currently operate. Our rate of expansion into new geographic areas may also be limited by:

•	the PSN’s inability to develop a network of physicians, hospitals, and other healthcare providers that meets their respective requirements and those of the applicable regulators;

•	competition, which could increase the costs of recruiting customers, reduce the pool of available customers, or increase the cost of attracting and maintaining providers;

•	the cost of providing healthcare services in those areas;

•	demographics and population density; and

•	the annual enrollment period and lock-in provisions of the MMA.

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

We cannot predict the effect, if any, that future sales or the possibility of future sales may have on the market price of our Common Stock.  As of December 31, 2008, there were approximately 48.3 million shares of our Common Stock outstanding, all of which are freely tradable without restriction or tradable in accordance with Rule 144 of the Securities Act with the exception of approximately 5.7 million shares owned by certain of our officers, directors and affiliates which may be sold publicly at any time subject to the volume and other restrictions promulgated pursuant to Rule 144 of the Securities Act and subject to legal restrictions such as insider trading laws  and (ii) approximately 435,000 restricted shares of our Common Stock owned by certain of our employees and directors which are subject to forfeiture until vested in accordance with their terms..  In addition, as of December 31, 2008, approximately 3.5 million shares of our Common Stock were reserved for issuance upon the exercise of options which were previously granted and 518,000 shares of our Common Stock were reserved for future issuance upon conversion of the Series A Preferred Stock.

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

Delisting of Our Common Stock from NYSE Alternext US Would Adversely Affect Us and Our Shareholders.

Our Common Stock is listed on the NYSE Alternext US.  To maintain listing of securities, the NYSE Alternext US requires satisfaction of certain maintenance criteria that we may not be able to continue to be able to satisfy.  If we are unable to satisfy such maintenance criteria in the future and we fail to comply, our Common Stock may be delisted from trading on NYSE Alternext US.  If our Common Stock is delisted from trading on NYSE Alternext US, then trading, if any, might thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. and consequently an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our Common Stock.

Our Common Stock May Not be Excepted from “Penny Stock” Rules, Which May Adversely Affect the Market Liquidity of Our Common Stock.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a “penny stock”.  The Securities and Exchange Commission’s (the “Commission” or the “SEC”) regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  For example, such exceptions include any equity security listed on a national securities exchange such as the NYSE Alternext US.  Currently, our Common Stock meets this exception.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.  In addition, if our Common Stock becomes delisted from the NYSE Alternext US and we do not meet another exception to the penny stock regulations, trading in our Common Stock would be covered by the Commission's Rule 15g-9 under the Exchange Act for non-national securities exchange listed securities.  Under this rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.  Securities also are exempt from this rule if the market price is at least $5.00 per share.  If our Common Stock becomes subject to the regulations applicable to penny stocks, the market liquidity for our Common Stock could be adversely affected.  In such event, the regulations on penny stocks could limit the ability of broker/dealers to sell our Common Stock and thus the ability of purchasers of our Common Stock to sell their shares in the secondary market.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

Our principal executive office is located at 250 South Australian Avenue, Suite 400, West Palm Beach, Florida where we occupy 18,100 square feet at a current monthly rent of approximately $25,600 pursuant to a lease expiring March 31, 2011.

We have a satellite office in Daytona Beach, Florida where we occupy 5,700 square feet at a monthly rent of $9,400 pursuant to a lease expiring in January 2012.

The PSN leases nine offices serving patients in Central Florida and South Florida with aggregate monthly rental payments of $49,100 pursuant to lease agreements with expiration dates ranging from one to seven years from December 31, 2008.

ITEM 3	LEGAL PROCEEDINGS

On March 13, 2007, a complaint was filed by Mr. Noel Guillama, who served as our President, Chairman of the Board and Chief Executive Officer from January 1996 through February 2000, in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, naming us as a defendant.  The dispute involves 1,500,000 restricted shares of common stock issued to Mr. Guillama in connection with his personal guarantee of a Company line of credit in 1999.   We repaid the line of credit and expected, based on documentation signed by Mr. Guillama, the 1,500,000 shares issued as collateral to be returned to us.  Mr. Guillama alleges that we have breached an agreement to remove the transfer restrictions from these shares and is seeking damages for breach of contract and specific performance.  We believe this lawsuit is without merit and intend to assert an appropriate defense.  We filed a motion to dismiss the complaint in May 2007.  On April 22, 2008, Mr. Guillama filed a First Amended Complaint and Request for Jury Trial. We responded and made counter claims on May 16, 2008 and we anticipate defending this action vigorously. These shares have not been reflected as issued or outstanding in the accompanying condensed consolidated balance sheets or in the computations of earnings per share. The parties are currently engaging in discovery.

We are a party to various legal proceedings which are either immaterial in amount to us or involve ordinary routine litigation incidental to our business and the business of our subsidiaries.  There are no material pending legal proceedings, other than routine litigation incidental to our business to which we are a party or of which any of our property is the subject.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the NYSE Alternext US Exchange under the symbol “MDF”. The following table sets forth the high and low sales prices for our Common Stock, as reported by NYSE Alternext US Exchange, for each full quarterly period within the two most recent years:

	High	Low
	($)	($)

Quarter ended March 31, 2007	$3.13	$1.99

Quarter ended June 30, 2007	$2.00	$1.68

Quarter ended September 30, 2007	$2.33	$1.66

Quarter ended December 31, 2007	$2.57	$2.21

Quarter ended March 31, 2008	$2.48	$2.18

Quarter ended June 30, 2008	$2.28	$1.66

Quarter ended September 30, 2008	$2.28	$1.69

Quarter ended December 31, 2008	$2.07	$1.30

At February 16, 2009, we believe we had approximately 3,396 beneficial shareholders.

Issuer Purchases of Equity Securities

In October 2008, our Board of Directors authorized the repurchase of up to 10 million shares of our outstanding common stock.  The number of shares to be repurchased and the timing of the purchases  are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements. As of December 31, 2008, 5,808,202 shares remained available for repurchase under the existing repurchase authorization.

Common stock repurchases under our authorized plan during the fourth quarter of 2008 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share, Including Commission	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1, 2008 - October 31, 2008	1,092,800	$1.91	1,092,800	8,907,200
November 1, 2008 - November 30, 2008	2,753,998	$1.84	3,846,798	6,153,202
December 1, 2008 - December 31, 2008	345,000	$1.41	4,191,798	5,808,202

(1) On October 3, 2008, we announced a stock repurchase plan pursuant to which our Board of Directors authorized us to repurchase up to 10 million shares of our common stock.  The plan does not have a scheduled expiration date.

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

Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders	3,500,681	$1.84	4,672,042

Performance Graph

The following graph depicts our cumulative total return for the last five fiscal years relative to the cumulative total returns of the NASDAQ Stock Market Index and a group of peer companies (the “Peer Group”). All indices shown in the graph have been reset to a base of $100 as of December 31, 2003 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date.

	12/03	12/04	12/05	12/06	12/07	12/08
Metropolitan Health Networks, Inc.	$100	$372	$316	$403	$314	$210
NASDAQ Composite	100	109	111	123	140	84
NASDAQ Health Services	100	126	173	173	226	165
SIC Code 8000-8099 Health Services	100	113	122	133	136	96

ITEM 6         SELECTED FINANCIAL DATA

Set forth below is our selected historical consolidated financial data for the five years ended December 31, 2008.  The selected historical consolidated financial data should be read in conjunction with the consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report.  The consolidated statement of operations data and balance sheet data as of and for the years ended December 31, 2004 and 2005 are derived from our audited consolidated financial statements which have been audited by Kaufman, Rossin & Co., P.A. The consolidated statement of operations data and balance sheet data as of and for the years ended December 31, 2006, 2007 and 2008 are derived from our audited consolidated financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm.

	For the years ended December 31,
	2008 (4)		2007 (3)		2006 (2)		2005 (1)	2004
Statement of Operations Data
Revenue	$317,211,727		$277,577,289		$228,216,073		$183,765,191	$158,069,791
Operating income (loss)	$16,540,974		$8,071,571		$(232,952)		$3,232,678	$11,855,915
Income from continuing operations before income taxes	$16,618,535	(5)	$9,440,738	(5)	$825,561	(5)	$3,849,549	$11,473,732
Net income	$10,204,467	(6)	$5,913,998		$472,561		$2,381,743	$18,822,712
Basic earnings per share	$0.21		$0.12		$0.01		$0.05	$0.42
Diluted earnings per share	$0.20		$0.11		$0.01		$0.05	$0.38
Weighted average common shares outstanding-basic	49,093,039		50,573,349		50,032,555		48,975,803	45,123,843
Weighted average common shares outstanding-diluted	50,353,644		51,796,185		51,472,616		51,007,396	50,028,303
Cash dividend declared	-		-		-		-	-
Balance Sheet Data
Cash and equivalents	$2,701,243		$38,682,186		$23,110,042		$15,572,862	$11,344,113
Short-term investments	$33,641,140		$-		$-		$-	$1,500,000
Total current assets	$40,867,225		$44,763,752		$30,464,838		$24,479,528	$18,923,011
Total assets	$49,144,355		$53,811,047		$41,841,033		$33,115,106	$28,037,263
Total current liabilities	$6,339,625		$15,545,068		$10,911,770		$3,416,244	$3,224,633
Total liabilities	$6,339,625		$15,545,068		$10,911,770		$3,416,244	$3,474,633
Total working capital	$34,527,600		$29,218,684		$19,553,068		$21,063,284	$15,698,378
Long - term obligations, including current portion	-		-		-		-	$1,132,000
Total stockholders' equity	$42,804,730		$38,265,979		$30,929,263		$29,698,862	$24,562,630

(1)	The financial data for 2005 includes a deferred tax asset of $7,993,000 and an income tax expense of $1,467,806.
(2)	The financial data for 2006 includes a deferred tax asset of $7,367,000 and an income tax expense of $353,000.
(3)	The financial data for 2007 includes a deferred tax asset of $4,308,837 and an income tax expense of $3,526,740.
(4)	The financial data for 2008 includes a deferred tax asset of $1,243,716 and an income tax expense of $6,414,068.
(5)	In accordance with FASB Statement No. 123(R), 2008, 2007 and 2006 results of operations include stock based compensation expense of $1,228,650, $615,776 and $736,315, respectively.
(6)	Includes a gain on the sale of our HMO of $5.9 million and realted stay bonuses and termination costs of $1.6 million.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The year ended December 31, 2008, was one of transition.  As previously discussed, on August 29, 2008, we completed the sale of the HMO to the Humana Plan.  The sale resulted in a gain of approximately $5.9 million and we incurred termination and stay bonus costs of approximately $1.6 million.  Following the sale, the Company operates only the PSN segment.

The operating results for 2008 include the results of operations of the HMO through August 29, 2008.  After that date, as a result of the IPA Agreement, we began providing services to the members of the HMO through the PSN.   Similar to the Central Florida and South Florida Humana Agreements (the “Pre-Existing Humana Network Agreements”), under the IPA Agreement, the PSN is paid by Humana a percentage of the premium received by Humana from CMS for each Humana Participating Customer, also called a capitation fee.  Medical costs incurred under the Pre-Existing Humana Network Agreements and the IPA Agreement are included in the medical expenses of the PSN.

The Humana Agreements are risk agreements under which the PSN receives monthly payments per Humana Participating Customer at a rate established by the Humana Agreements. In accordance with the Humana Agreements, the capitation fee is a function of the premiums received from CMS for Humana Participating Customers, regardless of the actual costs of covered services.  To the extent that the Humana Participating Customers require more or costlier care than is anticipated, aggregate capitation fees may be insufficient to cover the costs associated with the treatment of such customers. If medical expenses exceed our estimates, except in very limited circumstances, we will be unable to increase the premiums we receive under these contracts during the then-current terms.

Since under the IPA Agreement, which was executed concurrent with the sale of the HMO, we receive a percentage of the CMS premium received by Humana (instead of the entire amount we were receiving from CMS when operating the HMO), we will realize less per customer revenue for the HMO members than we would have if we had continued to operate the HMO.  In addition,  during the last four months of 2008 that the IPA Agreement was in effect, we did not realize any substantial medical cost savings.  These factors, when taken together, negatively impacted our gross profit and our ratio of medical expense to revenue (“MER”) in 2008.  We anticipate that, as a result of Humana’s existing contracts with various service providers, the IPA Agreement will assist the PSN to reduce the cost of providing certain services to the HMO’s members.  We believe that it may take another quarter or more to realize a substantial portion of these projected cost savings.  However, as a result of the sale, in the last four months of 2008 we realized a reduction in monthly operating costs associated with the HMO.  During the fourth quarter of 2008, our operating costs were approximately $1.0 million per month less than 2007.

Substantially all of our revenue was directly or indirectly derived from premiums generated by Medicare Advantage health plans.  As a result, our revenue and profitability are dependent on government funding levels for Medicare Advantage programs.  See “ITEM 1 - DESCRIPTION OF BUSINESS - Medicare”, “The Medicare Modernization Act”.

In 2008, approximately 83.0% of our revenue came from the Humana Agreements.  The HMO generated 16.5% of our revenue with fee for service revenue through the PSN making up the balance.  We believe that in 2009, substantially all of our revenue will come from the Humana Agreements.

The HMO’s revenue was generated by premiums consisting of monthly payments per customer that were established by the CMS Contract through the competitive bidding process.  The HMO contracted directly with CMS and was paid a monthly premium payment for each customer enrolled in the HMO.  Among other things, the monthly premium varied by patient, county, age and severity of health status.

Relatively small changes in our MER can create significant changes in our financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported (“IBNR”) claims, may have a material adverse effect on our financial condition, results of operations and/or cash flows.

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

Use of Estimates, Revenue, Expense and Receivables.

Our revenue is primarily derived from risk-based health insurance arrangements in which the premium is paid to us monthly and varies depending on the county, age and severity of illness of the Humana Participating Customer.  We assume the economic risk of funding our customers’ healthcare services and related administrative costs. Premium revenue is recognized in the period in which eligible individuals are entitled to receive healthcare services.  Because we have the obligation to fund medical expenses, we recognize gross revenue and medical expenses associated with the Humana Agreements in our consolidated financial statements. We record healthcare premium payments we receive in advance of the service period as unearned premiums.

Periodically we receive retroactive adjustments to the premiums paid to us based on the updated health status of our customers (known as a medical risk adjustment or “MRA” score).  The factors considered in this update include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program.  In addition, the number of customers for whom we receive capitation fees may be retroactively adjusted due to enrollment changes not yet processed, or not yet reported. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded.  We record any adjustments to revenue at the time the information necessary to make the determination of the adjustment is available and the collectibility of the amount is reasonably assured.

Medical expenses are recognized in the period in which services are provided and include an estimate of our obligations for medical services that have been provided to our customers but for which we have neither received nor processed claims, and for liabilities for physician, hospital and other medical expense disputes. We develop our estimated medical claims payable by using an actuarial process that is consistently applied. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care provider contract rate changes, medical care consumption and other medical expense trends.  The actuarial process and models develop a range of projected medical claims payable and we record to the amount within the range that is our best estimate of the ultimate liability.  The actual liability incurred could differ materially from the amount recorded.

Each period we re-examine previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As the estimate of medical claims payable recorded in prior periods become more exact, we adjust the amount of our liability estimates, and include the changes in such estimates in medical expense in the period in which the change is identified.  In each reporting period, our operating results include the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our medical expenses payable are adequate to cover future claims payments required, such estimates are based on claims experience to date and various assumptions. Therefore, the actual liability could differ materially from the amounts recorded.  See Notes 2 and 8 to the Consolidated Financial Statements and RISK FACTORS - “A Failure To Estimate Incurred But Not Reported…”

Pending Adoption of an Accounting Pronouncement

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

Contractual Obligations and Other Contractual Commitments

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2008.

	Payment Due by Period
Contractual		Less Than	1 - 3	3 - 5	More Than
Obligations	Total	1 Year	Years	Years	5 years
Operating lease obligations	$6,442,000	$1,439,000	$2,522,000	$1,407,000	$1,074,000
Service Agreements	750,000	579,000	171,000	-	-
Employment obligations	3,058,000	3,058,000	-	-	-
Accrued termination costs of HMO administrative services agreement	1,080,000	720,000	360,000
	$11,330,000	$5,796,000	$3,053,000	$1,407,000	$1,074,000

As of December 31, 2008, we had no outstanding long-term debt and no payment obligations that would constitute capital lease obligations.

Impact of Inflation

Inflation has a significant impact on the cost of medical care. According to a report issued in February 2009 by the Office of the Actuary at CMS, healthcare outlays are projected to grow at a rate of 6.2% in 2008, 5.5% in 2009 and at an annual average rate of 6.2% over the period 2008 through 2018. The principal projected drivers for this growth include continued cost-increasing medical innovation, inflation, continued strong demand for prescription drugs and the aging baby-boomer demographic.  We seek to minimize the impact of these increases by developing fixed fee or capitation arrangements with our healthcare providers that run for multiple years and which include built-in price increases that are more in line with the projected increases in Medicare reimbursement, which we are estimating to be approximately 3% annually.

Comparison of 2008 and 2007
Summary

During 2007 and through August 28, 2008, we operated two financial reporting segments, the PSN business and the HMO business.  On August 29, 2008, we sold the HMO and subsequently only operated the PSN business.

For 2008, we realized revenue of $317.2 million compared to $277.6 million in the prior year, an increase of approximately $39.6 million or 14.3%.  Medical expenses for 2008 were $280.5 million, an increase of $39.8 million or 16.5% over 2007.  Our MER increased to 88.4% in 2008 compared to 86.7% in 2007.

Income before income taxes for 2008 was $16.6 million compared to $9.4 million in 2007.  Income before income taxes in 2008 includes a gain on the sale of the HMO of $5.9 million and stay bonus and terminations costs associated with the sale of $1.6 million.  The $4.3 million difference between the gain on the sale and the stay bonus and termination costs is equivalent to approximately $0.05 per share, basic and diluted, of our outstanding common stock.   The PSN reported a segment gain before income taxes and allocated overhead of $24.8 million for 2008, compared to $29.2 million for 2007, a decrease of $4.4 million or 15.1%. The HMO segment incurred a loss before income taxes and allocated overhead of $2.2 million for 2008, compared to a loss of $10.5 million in 2007, a decrease of 79.0%.  Allocated overhead was $10.2 million and $9.3 million for 2008 and 2007, respectively.  The 2008 segment information above excludes the gain on the Sale and the related stay bonus and termination costs.

Net income for 2008 was $10.2 million compared to $5.9 million for 2007.  Net earnings per share, basic was $0.21 and net earnings per share, diluted was $0.20 for 2008 compared to net earnings per share, basic of $0.12 and net earnings per share, diluted of $0.11 for 2007.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN and HMO as of December 31, 2008 and 2007 and (ii) the aggregate customer months for the PSN and the HMO during 2008 and 2007.  Customer months are the aggregate number of months of healthcare services we have provided to our customers during a period of time.

Following the sale of the HMO and consummation of the related IPA Agreement, the customer base of the HMO was assumed by the PSN.

	Customers at December 31		Customer Months In		Percentage Change in Customer Months
	2008	2007	2008	2007	Between Years

PSN	33,000	25,400	338,300	302,100	12.0%
HMO	-	6,200	58,100	65,100	-10.8%
Total	33,000	31,600	396,400	367,200	8.0%

At February 1, 2009, the PSN was providing services to approximately 35,300 customers.  The increase in the number of customers is due to net new customers added during the current open enrollment period.  This amount will change as customers may enroll and disenroll through March 31, 2009.

The increase in total customer months for 2008 as compared to 2007 is primarily a result of the following:

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

•	HMO enrollments during a special enrollment period that occurred in the summer of 2007 for customers of a competing Medicare Advantage plan that had its contract terminated by CMS in July 2007; and
•
the net effect of new enrollments and disenrollments, deaths, customers moving from the covered areas, customers transferring to another physician practice or customers making other insurance selections;

•	offset by a reduction of approximately 450 customers in South Florida from a PSN practice that we closed in August 2007, all of which were moved to other providers outside of the PSN.

Revenue

The following table provides a breakdown of our sources of revenue.

	Year Ended December 31		$
	2008	2007	Increase (Decrease)	% Change

PSN revenue from Humana	$263,268,000	$221,255,000	$42,013,000	19.0%
PSN fee-for-service revenue	1,570,000	1,257,000	313,000	24.9%
Total PSN revenue	264,838,000	222,512,000	42,326,000	19.0%
Percentage of total revenue	83.5%	80.2%
HMO revenue	52,374,000	55,065,000	(2,691,000)	-4.9%
Percentage of total revenue	16.5%	19.8%
Total revenue	$317,212,000	$277,577,000	$39,635,000	14.3%

The PSN’s most significant source of revenue during both 2008 and 2007 was the premium revenue generated pursuant to the Humana Agreements (the “Humana Related Revenue”).  The Humana Related Revenue increased from $221.3 million in 2007 to $263.3 million in 2008, an increase of approximately $42.0 million or 19.0%.

Approximately $21.5 million of the increase in the Humana Related Revenue is attributable to the IPA Agreement pursuant to which we began providing services to the customers of the HMO following its sale to the Humana Plan.  The balance of the increase is primarily attributable to a 6.5% increase in the PSN’s per customer per month (“PCPM”) premium in 2008 as compared to 2007.

This PCPM premium increase is primarily a result of an increase in the base premium in 2008 and an additional premium as a result of an increase in the average Medicare risk score of our customers.  The base premium rate in 2009, excluding any potential change attributable to the current Medicare risk score of our customers, will increase between 3% and 4%.

Premiums paid to us are retroactively adjusted based on the updated health status of our customers (known as a Medicare risk adjustment or “MRA”).  We record an estimate of the retroactive MRA premium that we expect to receive in subsequent periods.  At December 31, 2008, we have recorded $3.8 million receivable representing our estimate of the retroactive MRA premium for 2008 that we expect to receive in the summer of 2009.  The final 2007 and 2006 retroactive MRA premium adjustments, which were received in 2008 and 2007, respectively, were not materially different than the estimates we had recorded for those years.

The payment we receive for providing prescription drug benefits (the “Medicare Part D payment”) is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the estimated prescription  drug benefit costs (the "Estimated  Costs") to actual incurred  prescription  drug benefit  costs (the "Actual  Costs").  To the extent the Actual Costs exceed the Estimated Costs by more than the risk corridor, we may receive additional payments.  Conversely, to the extent the Estimated Costs exceed the Actual Costs by more than the risk corridor,  we may be  required  to refund a portion of the Medicare Part D payment.  The final settlement for the Part D program occurs in the subsequent year.

At December 31, 2008, we estimated that we may be required to refund approximately $100,000 related to Medicare Part D payments received and recorded a liability for this amount.  Based upon CMS’ final determination of the Actual Costs of the PSN for providing prescription drug benefits in 2007 and 2006, we recorded additional revenue in the third quarter of both 2008 and 2007 of approximately $1.0 million, representing the amount by which our 2007 and 2006 year-end estimated Part D refund liability exceeded the final amount.

The fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers in our owned physician practices.

Revenue for the HMO was $52.4 million in 2008 as compared to $55.1 million in 2007.  The decrease in revenue of $2.7 million is primarily attributable to the fact that the HMO was sold as of August 29, 2008 and, accordingly, the results of operations for 2008 reflect eight months of revenue.   This decrease was partially offset by an overall increase in the HMO’s customer base and monthly revenue in 2008 as compared to 2007.

Total Medical Expense

Total medical expense represents the estimated total cost of providing patient care and is comprised of two components, medical claims expense and medical center costs.  Medical claims expense is recognized in the period in which services are provided and includes an estimate of our obligations for medical services that have been provided to our customers but for which we have neither received nor processed claims, and for liabilities for physician, hospital and other medical expense disputes.  Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the physician practices owned by the PSN (collectively “Non-Affiliated Providers”).  Medical center costs represent the operating costs of the physician practices owned by the PSN.

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

Total medical expenses were $280.5 million and $240.7 million for the years ended December 31, 2008 and 2007, respectively.   Our reported MER increased from 86.7% in 2007 to 88.4% in 2008.  Approximately $268.0 million or 95.5% of our total medical expenses in 2008 are attributable to medical claims expense.  In 2007, approximately $229.4 million or 95.3% of our total medical expenses were attributable to medical claims expense.  The balance was the expenses associated with operating our medical centers.

Medical costs and MER are as follows:

	Year Ended December 31,
	2008			2007
	HMO	PSN	Consolidated	HMO	PSN	Consolidated

Estimated medical expense for the year, excluding prior period claims development	$46,826,000	$234,800,000	$281,626,000	$51,813,000	$187,456,000	$239,269,000
(Favorable) unfavorable prior period medical claims development in current year based on actual claims submitted	(780,000)	(374,000)	(1,154,000)	(638,000)	2,065,000	1,427,000
Total reported medical expense for the year	$46,046,000	$234,426,000	$280,472,000	$51,175,000	$189,521,000	$240,696,000

Medical Expense Ratio for year	87.9%	88.5%	88.4%	92.9%	85.2%	86.7%

In the table above, favorable adjustments to amounts we recorded in prior periods for estimated claims payable appear in parentheses while unfavorable adjustments do not appear in parentheses.  Favorable adjustments reduce total medical expense for the respective applicable period and unfavorable claims development increases total medical expense for the applicable period.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, medical claims expense includes the cost of medical services provided to Humana Participating Customers by Non-Affiliated Providers.  During 2008, the PSN’s medical claims expense increased by approximately $39.8 million or 16.5%, primarily as a result of the PSN’s provision of services to the HMO’s customers under the IPA Agreement and higher medical costs associated with our PSN customers’ increasing medical needs as reflected in the higher average  risk scores of our customers in 2008.

The MER for the PSN increased to 88.5% in 2008 as compared to 85.2% in 2007. During the period subsequent to the sale of the HMO, we did not realize any substantial medical cost savings for services provided under the IPA Agreement, which negatively impacted our gross profit and our MER for the period subsequent to the sale.  Since, under the IPA Agreement we receive a percentage of the CMS premium received by Humana (instead of the entire amount we were receiving when operating the HMO), we also realized less revenue in the last four months following the sale of the HMO than we would have if we had continued to operate the HMO.  The combination of these factors increased the consolidated MER for the PSN in 2008 by 1.7%.   We anticipate that, as a result of Humana’s existing contracts with various service providers, the IPA Agreement will ultimately assist the PSN in reducing the cost of providing certain services to the former HMO’s .  We believe that it may take another quarter or more to realize a substantial portion of these projected cost savings.

Medical center costs include the salaries, taxes and benefits of the PSN’s employed health professionals and staff providing primary care services, as well as the costs associated with the operations of those practices.  Approximately $12.5 million of our total medical expenses in 2008 related to physician practices we own as compared to $11.3 million in 2007.

The MER for the HMO declined to 87.9% in 2008 from 92.9% in 2007. This decline is primarily a result of our ability to renegotiate certain contracts with hospitals and outpatient service providers in 2008, which reduced the amount we paid for services, improvements in our medical management techniques, and higher premiums from CMS attributable to an increase in the 2008 base rate and increased risk scores.  Total medical expense for the HMO in 2008 decreased by $5.1 million over that incurred in 2007 primarily due to the fact that the HMO was sold effective August 29, 2008 and, accordingly, the results of operations for 2008 include only eight months of total medical expense.

The MER is impacted by both revenue and expense.  Retroactive adjustments of prior period premiums that are recorded in the current period impact the MER of the current period.  If the retroactive adjustment increases revenue of the period then the adjustment reduces the recorded MER.  Conversely, if the retroactive adjustment reduces revenue of the period, then the MER for the period is higher.  These retroactive adjustments include, among other things, the mid-year and annual risk score premium adjustments and settlement of Part D program premiums.  In addition, actual medical claims expense usually develops differently than estimated during the period.  Therefore, the MER shown in the above table will likely change as additional claims are submitted.  Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense and the MER for the current period.  Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases total reported medical expense and the MER for the current period.

For the PSN, a change in either revenue or medical claims expense of approximately $2.6 million impacts the PSN’s MER by 1% in 2008 and a change of approximately $2.0 million impacts the PSN’s MER by 1% in 2007.

The estimated medical expense payable for the PSN at December 31, 2008 was determined to be between $22.7 million and $24.5 million and, as is our policy, we recorded a liability of $23.1 million, which approximates the actuarial mid-point of the range.  At December 31, 2007, our estimated medical expenses payable for the PSN was $14.7 million.  Claims paid in 2008 for 2007 totaled $14.3 million, a favorable variance of $374,000.  This $374,000 difference decreased the PSN’s medical expense in 2008 and decreased the PSN’s MER by .2%.

At December 31, 2007, our estimated medical expense payable for the HMO was $7.0 million.  Claims paid in 2008 for 2007 totaled $6.2 million which was less than the estimated accrual by $780,000.  This difference was recorded as a reduction in claims expense in 2008 and reduced the HMO’s MER by 1.5%.

Operating Expenses

	Year Ended December 31
	2008	2007	(Decrease) Increase	% Change

Administrative payroll, payroll taxes and benefits	$12,537,000	$13,108,000	$(571,000)	-4.4%
Percentage of total revenue	4.0%	4.7%
General and administrative	10,071,000	11,158,000	(1,087,000)	-9.7%
Percentage of total revenue	3.2%	4.0%
Marketing and advertising	1,865,000	3,959,000	(2,094,000)	-52.9%
Percentage of total revenue	0.6%	1.4%
Stay bonuses and termination costs	1,598,000	-	1,598,000	100.0%
Percentage of total revenue	0.5%	0.0%
Restructuring expense	-	584,000	(584,000)	-100.0%
Percentage of total revenue	0.0%	0.2%
Total operating expenses	$26,071,000	$28,809,000	$(2,738,000)	-9.5%

 Administrative Payroll, Payroll Taxes and Benefits

Administrative payroll, payroll taxes and benefits include salaries and related costs for our executive, administrative and sales staff.  For 2008, administrative payroll, payroll taxes and benefits were $12.5 million, compared to the $13.1 million for 2007, a decrease of $571,000.  The decrease is primarily a result of a $1.9 million decrease in payroll cost associated with the HMO, primarily as a result of the sale of the HMO.  The decrease was partially offset primarily by an increase in the PSN’s payroll costs, most of which related to the increase in personnel that was needed to manage the increased number of customers serviced under the IPA Agreement.

General and Administrative

General and administrative expenses decreased to $10.1 million in 2008 as compared to $11.2 million in 2007, a decrease of $1.1 million, or 9.7%.  General and administrative costs associated with the HMO decreased $2.2 million in 2008 as compared to 2007, primarily as a result of the sale of the HMO.  The decrease was partially offset by an increase in the general and administrative costs of the PSN, most of which related to the increase in the number of customers serviced under the IPA Agreement.

Marketing and Advertising

Marketing and advertising expense, which primarily consists of advertising expenses and brokerage commissions paid to independent sales agents of the HMO, was $1.9 million in 2008 as compared to $4.0 million in 2007, a decrease of 52.9%. The primary reason for this decrease is the elimination of these costs upon the sale of the HMO as a significant portion of our marketing costs were incurred during the open enrollment period, which occurs in the last quarter of the year.

Stay Bonuses and Termination Costs

In connection with the sale of the HMO, we paid the employees of the HMO stay bonuses to seek to ensure that the HMO business would operate normally during the period between the signing of the Stock Purchase Agreement and the Closing Date and to encourage employees to assist with a smooth transition to Humana.  In addition, we made termination payments to certain HMO employees to recognize their past services to the Company.  We recognized and paid all of these costs, totaling $1.6 million, in the third quarter of 2008.

Restructuring Expense

In July 2007, we implemented a restructuring plan designed to reduce costs and improve operating efficiencies.   The restructuring plan, completed by the end of August 2007, resulted in the closure of two of the HMO’s office locations, one PSN medical practice, and a workforce reduction involving 16 employees.  In connection with this plan, we recorded approximately $584,000 of restructuring costs during the third quarter of 2007, including approximately $147,000 for severance payments, approximately $365,000 for continuing lease obligations on closed locations and approximately $72,000 for the write-off of certain leasehold improvements and equipment.  At the time of its closure on July 31, 2007, the PSN medical practice served approximately 450 customers in South Florida, all of which were moved to other providers outside of the PSN.  Prior to its closing on July 31, this PSN medical practice generated approximately $2.6 million of revenue in 2007 and had a negative gross margin. Of the $584,000 restructuring charge, approximately $400,000 related to the HMO with the balance of $184,000 associated with the PSN.

Gain on Sale of HMO Subsidiary

In 2008, we sold all of the outstanding capital stock of our HMO to the Humana Plan pursuant to the terms of the Stock Purchase Agreement, dated as of June 27, 2008, for a cash purchase price of approximately $14.6 million.  We recognized a gain on the sale of the HMO of approximately $5.9 million.  The sale price of the HMO is subject to positive or negative post-closing adjustment based upon the difference between the HMO’s estimated closing net equity, which was approximately $5.1 million, and the HMO’s actual net equity as of the Closing Date as determined nine months following the Closing Date.  The ultimate settlements, if any, will increase or decrease the gain on the sale of the HMO.

Other Income

We realized other income of $78,000 in 2008 compared to $1.4 million in 2007.  Although we did realize positive investment income in 2008, investment income did decrease by $1.3 million compared to 2007.  This was a result of a significant decline in interest rates and realized and unrealized losses in our investment portfolio of approximately $811,000 during 2008.

During the market volatility of 2008, we maintained a significant amount of our funds in cash and cash related investments.  We invested a portion of our cash in bond and money market funds and we did realize a decline in the market value of these investments.  In October 2008, we engaged asset managers to assist us in the investment of our funds and we meet regularly with these managers to evaluate our holdings.  We anticipate that we will continue to invest our funds in highly liquid securities.

Income taxes

Our effective tax rate was 38.6% in 2008 and 37.4% in 2007.   The higher effective income tax rate in 2008 is a result of adjusting deferred tax estimates related to the HMO.

Comparison of 2007 and 2006
Summary

We operated in two financial reporting segments, the PSN business and the HMO business in both 2007 and 2006.

For 2007, we realized revenue of $277.6 million compared to $228.2 million in 2006, an increase of approximately $49.4 million or 21.6%.  Medical expenses for 2007 were $240.7 million, an increase of $35.1 million or 17.1% over 2006.  Our MER decreased to 86.7% in 2007 compared to 90.1% in 2006.

Income before income taxes for 2007 was $9.4 million compared to $826,000 in 2006.  The PSN reported a segment gain before income taxes and allocated overhead of $29.2 million for 2007, compared to $19.9 million for 2006, an increase of $9.3 million or 46.7%. The HMO segment incurred a loss before income taxes and allocated overhead of $10.5 million for 2007 compared to a loss of $11.7 million in 2006, a decrease of 10.3%.  Allocated overhead amounted to $9.3 million and $7.4 million for the years ended December 31, 2007 and 2006, respectively.

Net income for 2007 was $5.9 million compared to $473,000 for 2006.  Net earnings per share, basic was $0.12 and net earnings per share, diluted was $0.11 for 2007 compared to net earnings per share – basic and diluted of $0.01 for 2006.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN and HMO as of December 31, 2007 and 2006 and (ii) the aggregate customers months for the PSN and the HMO during 2007 and 2006.

	Customers at December 31		Customer Months In		Percentage Change in Customer Months
	2007	2006	2007	2006	Between Years

PSN	25,400	25,600	302,100	309,500	-2.4%
HMO	6,200	3,800	65,100	35,600	82.9%
Total	31,600	29,400	367,200	345,100	6.4%

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

The growth in the number of HMO customers resulted primarily from the enrollment of new customers during the enrollment period that commenced November 15, 2006 and ended March 31, 2007.

Revenue

The following table provides a breakdown of our sources of revenue.

	Year Ended December 31		$
	2007	2006	Increase (Decrease)	% Change

PSN revenue from Humana	$221,255,000	$198,429,000	$22,826,000	11.5%
PSN fee-for-service revenue	1,257,000	1,552,000	(295,000)	-19.0%
Total PSN revenue	222,512,000	199,981,000	22,531,000	11.3%
Percentage of total revenue	80.2%	87.6%
HMO revenue	55,065,000	28,235,000	26,830,000	95.0%
Percentage of total revenue	19.8%	12.4%
Total revenue	$277,577,000	$228,216,000	$49,361,000	21.6%

The PSN’s most significant source of revenue during both 2007 and 2006 was the Humana Related Revenue.  The Humana Related Revenue increased from $198.4 million in 2006 to $221.3 million in 2007, an increase of approximately 11.5%.  The increase in the Humana Related Revenue is primarily attributable to premium increases and the increase in the Medicare risk score attributable to the Humana Participating Customers.

The PSN’s PCPM premium in 2007 was $737 as compared to $646 in 2006, an increase of 14.1%.   This premium increase was partially offset by a 2.4% decrease in Humana Participating Customer months from 309,500 in 2006 to 302,100 in 2007, which lowered Humana Related Revenue by approximately $5.2 million.  The decline in Humana Participating Customer months in 2007 from 2006 was partially a result of the closing of the Closed PSN Practice in August 2007 and customer attrition due to deaths, relocations and transfers to other insurance plans.

The final 2006 retroactive MRA premium increase from CMS, which was received in 2007, was not materially different than the estimate we had recorded for that year.  In 2006, CMS approved a retroactive increase in the PSN’s MRA score for 2004 and 2005 which resulted in retroactive payments in 2006 of $809,000.

At December 31, 2007, we estimated that we would be required to refund $4.0 million to CMS under the Medicare Part D program for prescription drug costs incurred during 2007.  Accordingly, we reduced revenue in 2007 and accrued a liability for the $4.0 million at December 31, 2007.

In 2007, based on the final determination by CMS of Medicare Part D costs incurred by the PSN in 2006, we recorded additional revenue of approximately $1.0 million, representing the amount by which our 2006 year-end estimate exceeded the final settlement amount.

The fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers in our owned physician practices.

Revenue for the HMO was $55.1 million in 2007 as compared to $28.2 million in 2006.  The increase in revenue in 2007 is primarily attributable to the 82.9% increase in our customer months during 2007 and a 6.8% increase in the PCPM premium in 2007 as compared to 2006.

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

Total medical expenses were $240.7 million and $205.6 million for the years ended December 31, 2007 and 2006, respectively.   Our MER decreased from 90.1% in 2006 to 86.7% in 2007.  Approximately $229.4 million or 95.3% of our total medical expenses in 2007 are attributable to medical claims expense.  In 2006, approximately $195.0 million or 94.8% of our total medical expenses were attributable to medical claims expense.

Medical costs and the MER are as follows:

	Year Ended December 31,
	2007			2006
	HMO	PSN	Consolidated	HMO	PSN	Consolidated

Estimated medical expense for the year, excluding prior period claims development	$51,813,000	$187,456,000	$239,269,000	$28,678,000	$175,941,000	$204,619,000
(Favorable) unfavorable prior period medical claims development in current year based on actual claims submitted	(638,000)	2,065,000	1,427,000	260,000	740,000	1,000,000
Total reported medical expense for the year	$51,175,000	$189,521,000	$240,696,000	$28,938,000	$176,681,000	$205,619,000

Medical Expense Ratio for year	92.9%	85.2%	86.7%	102.5%	88.3%	90.1%

In the table above, favorable adjustments to amounts we recorded in prior periods for estimated claims payable appear in parentheses while unfavorable adjustments do not appear in parentheses.  Favorable adjustments reduce total medical expense for the respective applicable period and unfavorable claims development increases total medical expense for the applicable period.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, medical claims expense includes the cost of medical services provided to Humana Participating Customers by Non-Affiliated Providers. The MER for the PSN decreased to 85.2% in 2007 as compared to 88.3% in 2006. During 2007, the PSN realized the benefit of the various medical management techniques implemented in 2006 to improve the medical management of our customers.  We believe that the impact of these techniques is a primary reason for the PSN’s reduced MER.

The PSN’s medical claims expense increased by approximately $12.8 million or 7.3%, primarily as a result of higher medical costs associated with our PSN customers’ increasing medical needs as indicated by the higher risk scores in 2007.  Medical center costs include the salaries, taxes and benefits of the PSN’s employed health professionals and staff providing primary care services, as well as other costs associated with the operations of those practices.  Approximately $11.3 million of our total medical expenses in 2007 related to physician practices we own as compared to $10.6 million in 2006.

The MER for the HMO declined to 92.9% in 2007 from 102.5% in 2006. This decline is primarily a result of our ability to renegotiate certain contracts with hospitals and outpatient service providers in 2007 that reduced the amount we paid for services provided. In addition, during 2007, the HMO made improvements to the pre-approval process for medical services provided to the HMO's customers and enhanced medical management processes.  Partially as a result of these efforts, we realized a 3.2% decrease in the per customer medical expense cost.  Total medical expense for the HMO in 2007 increased by $22.2 million over that incurred in 2006 primarily as a result of the increased customer months in 2007.

The MER is impacted by both revenue and expense.  Retroactive adjustments of prior period premiums that are recorded in the current period impact the MER of that period.  If the retroactive adjustment increases revenue of the period then the impact reduces the recorded MER.  Conversely, if the retroactive adjustment reduces revenue of the period, then the MER for the period is higher.  These retroactive adjustments include, among other things, the mid-year and annual risk score premium adjustments and settlement of Part D program premiums.  In addition, actual medical claims expense usually develops differently than estimated during the period.  Therefore, the MER shown in the above table will likely change as additional claims development occurs.  Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the medical expense and the MER for the current period.  Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases total medical expense and the MER for the current period.

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

The estimated medical expense payable for the PSN at December 31, 2007 was determined to be between $14.3 million and $15.4 million and, as is our policy, we recorded a liability at $14.7 million, the actuarial mid-point of the range.  At December 31, 2006, our estimated medical expenses payable for the PSN was $12.2 million.  Claims paid in 2007 for 2006 totaled $14.2 million, a difference of $2.0 million.    This $2.0 million difference increased the PSN’s medical expense in 2007 and increased the PSN’s MER by .9%.

At December 31, 2007, the range for  estimated medical expense payable for the HMO was determined to be between $7.0 million and $7.9 million and we recorded a liability of $7.0 million.  At December 31, 2006, our estimated medical expense payable for the HMO was $4.7 million.  Claims paid in 2007 for 2006 totaled $4.0 million which was less than the estimated accrual by $638,000.  This difference was recorded as a reduction in claims expense in 2007 and reduced the HMO’s MER by 1.1%.

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

 Administrative Payroll, Payroll Taxes and Benefits

Administrative payroll, payroll taxes and benefits include salaries and related costs for our executive, administrative and sales staff.  For 2007, administrative payroll, payroll taxes and benefits were $13.1 million, compared to the  $10.8 million in 2006, an increase of $2.3 million.  A portion of this increase was a direct result of the additional administrative personnel required as a result of the 82.9% increase in the HMO’s customer months during 2007.  The growth in customer months was the primary reason payroll, payroll taxes and benefit costs associated with the HMO segment were $5.3 million in 2007 as compared to $4.2 million in 2006, an increase of approximately 26.2%.

Corporate payroll, payroll taxes and benefits increased from $4.3 million to $5.3 million, an increase of $1.0 million or 23.3%.  This increase is primarily the result of a $500,000 charge relating to a mutually agreeable separation agreement with the individual who served as our President and Chief Operating Officer until April 7, 2007. In addition, the bonus expense awarded to our employees, which is based primarily on our operating results, was approximately $700,000 higher than bonus expense in 2006.

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

Marketing and Advertising

Marketing and advertising expense, which primarily consists of advertising expenses and brokerage commissions paid to independent sales agents of the HMO, was $4.0 million in 2007 as compared to $3.7 million in 2006, an increase of 6.7%. The 2007 increase primarily related to additional marketing costs and commissions the HMO incurred in marketing its plans during the special enrollment period afforded customers of a competing Medicare Advantage plan that had its contract terminated by CMS in July 2007.

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

Other Income (Expense)

We realized other income of $1.4 million in 2007 compared to $1.1 million in 2006.  The increase was primarily as a result of an increase in investment income of $340,000 as we had more cash to invest and interest rates increased over 2006 for most of 2007.  During 2007 and 2006, cash was invested in highly liquid securities, primarily bond funds with short term maturities and money market funds.

Income taxes

The 2007 results included income taxes of approximately $3.5 million, as compared to $353,000 in 2006.  This difference is a result of the increase in pre-tax income between 2007 and 2006.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 31, 2008 totaled approximately $36.3 million as compared to approximately $38.7 million at December 31, 2007.

As of December 31, 2008, we had a working capital surplus of approximately $34.5 million as compared to a working capital surplus of approximately $29.2 million as of December 31, 2007, an increase of approximately $5.3 million or 18.2%.  This increase in working capital is primarily attributable to the liabilities of the HMO that were assumed by Humana as part of the sale of the HMO.

Our total stockholders’ equity increased approximately $4.5 million, or 11.7%, from approximately $38.3 million at December 31, 2007 to approximately $42.8 million at December 31, 2008.  This increase was primarily a result of our net income and the exercise of stock options reduced by shares acquired under our stock repurchase plan.

In October 2008, we announced the repurchase of up to 10 million shares of our outstanding common stock.  We commenced making repurchases on October 6, 2008 and, as of December 31, 2008 and February 16, 2009, we had repurchased 4.2 million shares for $7.6 million and 5.0 million shares for $8.9 million, respectively.  The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to the Company and regulatory requirements.

We have an investment policy with respect to the investment of our cash and equivalents.  The goal of the investment policy is to obtain the highest yield possible while investing only in highly rated instruments or investments with nominal risk of loss of principal.  The investment policy sets forth a list of “Permitted Investments” and provides that any exceptions to the policy must be approved by the Chief Financial Officer or the Chief Executive Officer.  In October 2008, we engaged asset managers to assist us in the investment of our funds.

At December 31, 2008, we had no outstanding debt.

As of December 31, 2008, we had an unsecured one year commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $2.0 million.  In connection with the Sale and the IPA Agreement in August 2008, we secured an additional $1.0 million line of credit.  The initial $1.0 million line of credit has been renewed to March 2010 and the additional $1.0 million line expires in August 2009.  Any outstanding balance on these lines of credit bears interest at the bank’s prime rate plus 3.25%.  Should we borrow against this line of credit, the credit facility requires us to comply with certain financial covenants, including a minimum liquidity requirement.  The availability under the lines of credit secures a $2.0 million letter of credit that is issued in favor of Humana.

Net cash provided by operating activities for 2008 was approximately $6.6 million.  In addition to net income of $10.2 million our significant sources of cash from operating activities were:

•	a decrease in deferred income taxes of $3.3 million;
•	an increase in income taxes payable of $1.6 million;
•	stock based compensation expense of $1.4 million;
•	a decrease in accounts receivable from patients of $1.3 million;
•	an increase in accrued termination costs of HMO administrative services agreement of $1.1 million; and
•	non-cash depreciation and amortization expense of $1.1 million.

The cash provided by operating activities was partially offset by the following uses of cash:

•	the gain on the sale of the HMO of $5.9 million
•	an increase in due from/(to) Humana of $3.6 million;
•	a decrease in estimated medical expenses payable of $1.5 million; and
•	a decrease in accrued expenses of $1.2 million.

Net cash used in investing activities for 2008 was approximately $35.3 million of which $33.5 million was attributable to our investment of cash in short-term investments that are being managed by asset managers.  Of the remaining $1.8 million that was used in investing activities, $1.4 million is cash from the sale of the HMO that is being held in and subject to an escrow for twenty four months.  The sale price of the HMO is subject to positive or negative post-closing adjustment based upon the difference between the HMO’s estimated closing net equity, which was approximately $5.1 million, and the HMO’s actual net equity as of the Closing Date as determined nine months following the Closing Date.  The escrow was established to secure our payment of any post-closing adjustments, described below, and indemnification obligations.

Net cash used in financing activities for 2008 was approximately $7.3 million which consisted primarily of $7.6 million of cash used to repurchase stock, in accordance with the stock repurchase program discussed above, and repayment of a note totaling $253,000.  These amounts were offset by $323,000 from the exercise of stock options and the excess tax benefits from stock-based compensation of $261,000.

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

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests (apart from the required annual impairment test of goodwill) whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue, EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired.  We also consider the market value of our own stock and those of companies similar to ours.   As of December 31, 2008 we believe our intangible assets, including goodwill, which fully relates to the PSN, are recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item are set forth in the accompanying audited financial statements.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2008.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

(c) Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Metropolitan Health Networks, Inc.

We have audited Metropolitan Health Networks, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years ended December 31, 2008 and our report dated February 24, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Miami, Florida
February 24, 2009

 (d)   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item about our Executive Officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Our Executive Officers.” All other information required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation14A no later than April 30, 2009 (the “2009 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in our 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as a part of this Form 10-K:

(1)	Financial Statements.

(2)
All financial schedules required to be filed by Item 8 of this form, and by Item 15(d)  have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

METROPOLITAN HEALTH
NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Metropolitan Health Networks, Inc.

We have audited the accompanying consolidated balance sheets of Metropolitan Health Networks, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Health Networks, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Metropolitan Health Networks, Inc. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Miami, Florida
February 24, 2009

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and equivalents, including $13.0 million in 2007 statutorily limited to use by the HMO	$2,701,243	$38,682,186
Investments, at fair value	33,641,140	-
Accounts receivable from patients, net of allowance of $490,000 and $614,000 in 2008 and 2007, respectively	286,003	1,563,370
Due from Humana	2,823,355	-
Inventory	315,811	196,154
Prepaid expenses	570,792	739,307
Deferred income taxes	262,874	2,905,755
Other current assets	266,007	676,980
TOTAL CURRENT ASSETS	40,867,225	44,763,752

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
amortization of $2,324,000 and $2,269,000 in 2008 and 2007, respectively	1,336,094	2,181,119
RESTRICTED CASH	1,408,089	-
DEFERRED INCOME TAXES, net of current portion	980,842	1,403,082
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $524,000 and $99,000 in 2008 and 2007, respectively	1,184,142	1,609,325
GOODWILL	2,587,332	2,585,857
OTHER ASSETS	780,631	1,267,912
TOTAL ASSETS	$49,144,355	$53,811,047

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$483,621	$1,461,668
Accrued payroll and payroll taxes	2,288,224	2,546,295
Income taxes payable	1,865,926	249,077
Accrued termination costs of HMO administrative services agreement	1,080,000	-
Accrued expenses	621,854	822,843
Estimated medical expenses payable	-	7,016,632
Due to CMS	-	2,695,087
Due to Humana	-	753,466
TOTAL CURRENT LIABILITIES	6,339,625	15,545,068

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; stated value $100 per share;
10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
48,251,395 and 51,556,732 issued and outstanding at December 31, 2008 and 2007, respectively	48,251	51,557
Additional paid-in capital	37,649,331	43,311,741
Retained earnings (deficit)	4,607,148	(5,597,319)
TOTAL STOCKHOLDERS' EQUITY	42,804,730	38,265,979
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,144,355	$53,811,047

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
REVENUE	$317,211,727	$277,577,289	$228,216,073

MEDICAL EXPENSES
Medical claims expense	267,983,448	229,420,767	195,017,923
Medical center costs	12,488,679	11,275,599	10,600,971
Total Medical Expenses	280,472,127	240,696,366	205,618,894
GROSS PROFIT	36,739,600	36,880,923	22,597,179

OTHER OPERATING EXPENSES
Administrative payroll, payroll taxes and benefits	12,537,118	13,108,160	10,843,979
General and administrative	10,071,781	11,158,177	8,276,641
Marketing and advertising	1,864,822	3,959,220	3,709,511
Stay bonuses and termination costs	1,597,674	-	-
Restructuring expense	-	583,795	-
Total Other Operating Expenses	26,071,395	28,809,352	22,830,131
OPERATING INCOME (LOSS) BEFORE GAIN ON SALE OF HMO	10,668,205	8,071,571	(232,952)

Gain on sale of HMO subsidiary	5,872,769	-	-
OPERATING INCOME	16,540,974	8,071,571	(232,952)

OTHER INCOME (EXPENSE)
Investment income, net	108,137	1,396,624	1,057,007
Other income (expense), net	(30,576)	(27,457)	1,506
Total other income (expense)	77,561	1,369,167	1,058,513
INCOME BEFORE INCOME TAXES	16,618,535	9,440,738	825,561
INCOME TAX EXPENSE	6,414,068	3,526,740	353,000
NET INCOME	$10,204,467	$5,913,998	$472,561

NET EARNINGS PER SHARE:
Basic	$0.21	$0.12	$0.01
Diluted	$0.20	$0.11	$0.01

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

		$0.001		$0.001
		Par Value	Common	Par Value	Additional	Retained
	Preferred	Preferred	Stock	Common	Paid-in	Earnings
	Shares	Stock	Shares	Stock	Capital	(Deficit)	Total
BALANCES - DECEMBER 31, 2005	5,000	$500,000	49,851,526	$49,851	$40,182,889	$(11,033,878)	$29,698,862
Exercise of options and warrants	-	-	427,133	427	463,362	-	463,789
Stock-based compensation expense	-	-	-	-	736,315	-	736,315
Repurchase of shares from exercise of option	-	-	(94,695)	(94)	(326,345)	-	(326,439)
Shares issued for directors' fees	-	-	60,000	60	88,365	-	88,425
Shares issued for legal settlement	-	-	25,000	25	68,725	-	68,750
Tax benefit on exercise of options	-	-	-	-	240,000	-	240,000
Cumulative effect of adopting SAB 108	-	-	-	-	-	(513,000)	(513,000)
Net income	-	-	-	-	-	472,561	472,561
BALANCES - DECEMBER 31, 2006	5,000	500,000	50,268,964	50,269	41,453,311	(11,074,317)	30,929,263
Exercise of options and warrants, net	-	-	915,872	916	506,010	-	506,926
Stock-based compensation expense	-	-	-	-	578,267	-	578,267
Shares issued for directors' fees	-	-	157,296	157	210,859	-	211,016
Shares issued to employees			214,600	215	37,294	-	37,509
Tax benefit on exercise of options	-	-	-	-	526,000	-	526,000
Cumulative effect of adopting FASB Interpretation No. 48	-	-	-	-	-	(437,000)	(437,000)
Net income	-	-	-	-	-	5,913,998	5,913,998
BALANCES - DECEMBER 31, 2007	5,000	500,000	51,556,732	51,557	43,311,741	(5,597,319)	38,265,979
Exercise of options and warrants, net	-	-	541,261	541	322,330	-	322,871
Stock-based compensation expense	-	-	-	-	694,022	-	694,022
Shares issued for directors' fees	-	-	87,000	87	166,962	-	167,049
Shares issued to employees	-	-	258,200	258	534,370	-	534,628
Tax benefit on exercise of options	-	-	-	-	261,000	-	261,000
Stock repurchase	-	-	(4,191,798)	(4,192)	(7,641,094)	-	(7,645,286)
Net income	-	-	-	-	-	10,204,467	10,204,467
BALANCES - DECEMBER 31, 2008	5,000	$500,000	48,251,395	$48,251	$37,649,331	$4,607,148	$42,804,730

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,204,467	$5,913,998	$472,561
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sale of HMO subsidiary	(5,872,769)	-	-
Unrealized gains on short-term investments	(96,000)	-	-
Depreciation and amortization	1,098,424	951,900	554,354
Bad debt expense	34,000	549,266	1,740,000
Loss from disposal of property and equipment	10,224	110,437	-
Stock-based compensation expense	1,228,650	615,776	736,315
Shares issued for director fees	167,049	211,016	88,425
Shares issued for legal settlement	-	-	68,750
Deferred income taxes	3,326,121	3,147,163	329,000
Excess tax benefits from share-based compensation	(261,000)	(526,000)	(240,000)
Changes in operating assets and liabilities:
Accounts receivable from patients	1,277,367	(900,927)	(1,201,556)
Inventory	(119,657)	88,623	(83,347)
Prepaid expenses	133,844	(32,917)	(233,104)
Other current assets	(744,805)	441,119	(570,123)
Other assets	(28,806)	43,903	(30,332)
Accounts payable	(740,043)	574,494	(82,011)
Accrued payroll and payroll taxes	(237,789)	735,867	351,330
Income taxes payable	1,616,849	249,077	-
Accrued termination costs of HMO administrative services agreement	1,080,000	-	-
Accrued expenses	(699,760)	(194,763)	498,054
Estimated medical expenses payable	(1,454,591)	2,272,895	4,049,327
Due to CMS	261,636	(7,738)	2,702,825
Due from/(to) Humana	(3,576,821)	1,757,911	-
Total adjustments	(3,597,877)	10,087,102	8,677,907
Net cash provided by operating activities	6,606,590	16,001,100	9,150,468

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(396,475)	(745,678)	(1,929,461)
Restricted cash from sale of HMO subsidiary	(1,408,089)	-	-
Net proceeds from sale of HMO subsidiary	78,439	-	-
Cash paid for physician practice acqusition	(1,475)	(591,204)	-
Short-term investments	(33,545,140)	-	-
Investments	-	-	(61,177)
Net cash (used in) investing activities	(35,272,740)	(1,336,882)	(1,990,638)

CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES:
Repayments on notes payable	(253,378)	(125,000)	-
Proceeds from exercise of stock options and warrants, net	322,871	506,926	137,350
Stock repurchases	(7,645,286)	-	-
Excess tax benefits from stock-based compensation	261,000	526,000	240,000
Net cash (used in)/ provided by financing activities	(7,314,793)	907,926	377,350
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(35,980,943)	15,572,144	7,537,180
CASH AND EQUIVALENTS - beginning of year	38,682,186	23,110,042	15,572,862
CASH AND EQUIVALENTS - end of year	$2,701,243	$38,682,186	$23,110,042

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years ended December 31,
	2008	2007	2006
Supplemental Disclosures:

Interest paid	$26,272	$34,182	$28,086

Cash paid for income taxes	$1,471,000	$130,500	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:

Issuance of note payable for physician practice acquisition	$-	$375,000	$-

Liabilities assumed in connection with assumption of contracts	$-	$1,429,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

Metropolitan Health Networks, Inc. and Subsidiaries

Year Ended December 31, 2008

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITY

At December 31, 2008, our business was focused on the operation of a provider services network (“PSN”) in the State of Florida through our wholly owned subsidiary, Metcare of Florida, Inc.  Prior to August 29, 2008 (the “Closing Date”), we also owned and operated a health maintenance organization (the “HMO”) through our wholly owned subsidiary, Metcare Health Plans, Inc.

On the Closing Date, and as discussed in more detail in Note 3, we completed the sale (the “Sale”) of the HMO to Humana Medical Plan, Inc. (the “Humana Plan”).  Concurrently with the Sale, the PSN entered into a five-year independent practice association participation agreement (the “IPA Agreement”) with Humana, Inc. (“Humana”)  to provide or coordinate the provision of healthcare services to the HMO’s customers pursuant to a per customer fee arrangement.  Under the IPA Agreement, the PSN will, on a non-exclusive basis, provide and arrange for the provision of covered medical services, in all 13 Florida counties served by the HMO, to each customer of Humana’s Medicare Advantage health plans who selects one of our PSN primary care physicians as his or her primary care physician.  The IPA Agreement has a five-year term and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term.

As of August 30, 2008, the PSN operated under the IPA Agreement and two other network contracts (the “Pre-Existing Humana Network Agreements” and, together with the IPA Agreement, (the “Humana Agreements”) with Humana, one of the largest participants in the Medicare Advantage program in the United States, to provide medical care to Medicare beneficiaries enrolled under Humana’s health plans.  To deliver care, we utilize our wholly-owned medical practices and have also contracted directly or indirectly through Humana with medical practices, service providers and hospitals (collectively the “Affiliated Providers”).

Effective as of October 1, 2008, the Pre-Existing Humana Network Agreement covering the Central Florida service area were expanded to include nine additional counties in North and Central Florida.  With these additional counties, as of December 31, 2008, the PSN has agreements that enable it to provide services to Humana customers in 30 Florida counties.  We currently have operations in 19 of these counties and anticipate developing operations in several of the remaining counties in 2009.

On January 1, 2009, we commenced service to approximately 1,000 Humana Participating Customers who utilized a special election period to transition to a Humana Medicare Advantage HMO plan from a healthcare plan that is now being liquidated.

Effective as of August 1, 2007, the PSN entered into a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage health plan in Florida.  CarePlus is a wholly-owned subsidiary of Humana.  Pursuant to the CarePlus Agreement, the PSN manages, on a non-exclusive basis, healthcare services to Medicare beneficiaries in nine Florida counties.  Effective September 1, 2008, the PSN’s provider relationship with CarePlus was extended to include the 13 Florida counties covered by the IPA Agreement.  CarePlus commenced operations in four of these counties on January 1, 2009.

Under the PSN’s agreements with Humana and CarePlus, the PSN assumes full responsibility for the provision of all necessary medical care for each customer of Humana’s Medicare Advantage plans and CarePlus’ Medicare Advantage plans, as applicable, who selects one of the PSN’s primary care physicians as his or her primary care physician, even for services it does not provide directly.

Prior to the Sale, we managed the PSN and the HMO as separate business segments.   Subsequent to the Sale, we operate only the PSN business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Metropolitan Health Networks, Inc., and subsidiaries that we control, including the HMO through the date of Sale.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The areas involving the most significant use of estimates are medical expenses payable, premium revenue, the impact of risk sharing provisions related to our Humana contracts and prior to the Sale, our Medicare contract, the future benefit of our deferred tax asset and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events. We adjust these estimates each period as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted. Actual results may ultimately differ materially from those estimates.

Revenue

Revenue is primarily derived from risk-based health insurance arrangements in which the premium is paid to us on a monthly basis.  We assume the economic risk of funding our customers’ healthcare services and related administrative costs. Premium revenue is recognized in the period in which our customers are entitled to receive healthcare services.  Because we have the obligation to fund medical expenses, we recognize gross revenue and medical expenses for these contracts in our consolidated financial statements. We record healthcare premium payments received in advance of the service period as unearned premiums.

Periodically we receive retroactive adjustments to the premiums paid to us based on the updated health status of our customers (known as a medical risk adjustment or “MRA” score).  The factors considered in this update include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program.  In addition, the number of customers for whom we receive capitation fees may be retroactively adjusted due to enrollment changes not yet processed, or not yet reported. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded.  We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is available, the collectibility of the amount is reasonably assured, or the likelihood of repayment is probable.

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

Medicare Part D

On January 1, 2006, we began providing prescription drug benefits to our Medicare Advantage customers in accordance with the requirements of Medicare Part D. The benefits covered under Medicare Part D are in addition to the benefits covered by the PSN under Medicare Parts A and B.   We recognize premium revenue for the provision of Part D insurance coverage ratably.

The Part D Payment is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the estimated prescription  drug benefit costs (“Estimated Costs”) to actual  prescription  drug benefit  incurred costs (the "Actual  Costs").  To the extent the Actual Costs exceed the Estimated Costs by more than the risk corridor, we may receive additional payments.  Conversely, to the extent the Estimated Costs exceed the Actual Costs by more than the risk corridor, we may be required to refund to a portion of the Part D Payment. We estimate and recognize an adjustment to premium revenue based upon pharmacy claims experience to date as if the contract to provide Part D coverage were to end at the end of each reporting period.  Accordingly, this estimate does not take into consideration projected future pharmacy claims experience.  It is reasonably possible that this estimate could change in the near term by an amount that could be material. Since these amounts represent additional premium or premium that is to be returned, any adjustment is recorded as an increase or decrease to revenue. The final settlement for the Part D program occurs in the subsequent year.

Medical Expenses and Medical Claims Payable

Medical expenses are recognized in the period in which services are provided and include an estimate of our obligations for medical services that have been provided to our customers but for which we have neither received nor processed claims, and for liabilities for physician, hospital and other medical expense disputes. We develop estimates for medical expenses incurred but not reported using an actuarial process that is consistently applied. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care provider contract rate changes, medical care consumption and other medical expense trends.   The actuarial process and models develop a range for medical claims payable and we record to the amount in the range that is our best estimate of the ultimate liability.  Each period, we re-examine previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability recorded in prior periods becomes more exact, we adjust the amount of the estimates, and include the changes in medical expense in the period in which the change is identified. In each reporting period, our operating results include the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our medical expenses payable are adequate to cover future claims payments required, such estimates are based on the claims experience to date and various assumptions. Therefore, the actual liability could differ materially from the amounts recorded.

Medical expenses also include, among other things, the expense of operating our wholly owned practices, capitated payments made to affiliated primary care physicians and specialists, hospital costs, outpatient costs, pharmaceutical expense and premiums we pay to reinsurers net of the related reinsurance recoveries.  Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to customers. Pharmacy expense represents payments for customers’ prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when the rebates are earned according to the contractual arrangements with the respective vendors.

We assume responsibility for the cost of all medical services provided to the customer.  To the extent that customers require more frequent or expensive care than was anticipated, the premium received may be insufficient to cover the costs of care provided. When it is probable that expected future healthcare costs and maintenance costs will exceed the anticipated capitated revenue on the agreement, we would recognize a premium deficiency liability in current operations. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as future operating losses under these contracts are charged to the liability previously established. There are no premium deficiency liabilities recorded at December 31, 2008 or 2007 and we do not anticipate recording a premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

Pharmacy costs are recognized when incurred by the customer.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. From time to time, we maintain cash balances with financial institutions in excess of federally insured limits.

Investments

Investment securities at December 31, 2008 consisted of U.S. Treasury securities, municipal bonds and corporate debt.  The Company classifies its debt securities as trading and does not classify any securities as available-for-sale or held to maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Available-for-sale securities are all securities not classified as trading or held to maturity.   Cash and cash equivalents that have been set aside to invest in trading securities are classified as investments.

Trading securities are recorded at fair value based on the closing market price of the security. Unrealized holdings gains and losses on trading securities are included in operations.

Effective January 1, 2008, we adopted SFAS 157 and effective October 10, 2008, we adopted FSP No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS 157, we measure our investments at fair value. Our investments are in Level 1 because our investments are valued using quoted market prices in active markets.

Premiums and discounts are amortized or accreted over the life of the available-for-sale security as an adjustment to yield using the effective interest method.  Dividend and interest income is recognized when earned.

Accounts Receivable from Patients

Accounts receivable from patients represents amount due for medical services provided to individuals that are not customers of our PSN who are serviced by our owned physician practices. Accounts receivable from patients are shown net of allowances for estimated uncollectible accounts.

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

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are charged to the asset accounts, while replacements, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.  At December 31, 2008, we are not aware of any indicators of impairment.

We calculate depreciation using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining term of the lease. The range of useful lives is as follows:

Medical equipment	5 - 7 years
Computer and office equipment	3 - 5 years
Furniture and equipment	5 - 7 years
Auto equipment	5 years
Leasehold improvements	3 years or term of lease

Deferred Tax Asset

Realization of our deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of our various deferred tax items.  The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and such changes could be material.

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

SFAS No. 142 requires a two-step process to review intangible assets for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan, annual planning process, and the market value of our shares and metrics of comparable companies.  Goodwill impairment tests completed for 2008, 2007 and 2006 did not result in an impairment loss.

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

Stock Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006.

SFAS 123R requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income.

Because stock-based compensation expense recognized in the Consolidated Statement of Income for fiscal 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

Advertising Costs

Advertising expense was approximately $1,865,000, $3,047,000 and $3,254,000 for the years ended December 31, 2008, 2007 and 2006, respectively and is expensed as incurred.

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

Reinsurance and Capitation

To mitigate our exposure to high cost medical claims, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  Our deductible per customer per year was $125,000 for the HMO for the first six months of 2008 and $150,000 during the period between July 1, 2008 and August 29, 2008, with a maximum benefit per customer per policy period of $1,000,000.  For the PSN the deductibles for 2008 were $40,000 in Miami-Dade, Broward and Palm Beach Counties and $200,000 for all other counties, with a maximum benefit per customer per policy period of $1,000,000.  As of January 1, 2009, the deductible for the PSN is $200,000 in the counties covered by the Central Florida and IPA Agreements and $40,000 for Miami-Dade, Broward and Palm Beach Counties.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable,  and accrued expenses approximate fair value due to the short-term nature of these instruments.

Other Comprehensive Income

For all years presented, other than net income we had no comprehensive income items.

New Accounting Pronouncements

In May 2008, FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. FAS 162 shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. FAS 162 will not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), and other U.S. generally accepted accounting principles. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The requirements of this FSP will be effective for the Company’s 2009 fiscal year and are not expected to have a material impact on our consolidated financial statements.

In February, 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays for one year the effective date of FASB Statement No. 157 (“FAS 157”), “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157, which became effective for fiscal years beginning after November 15, 2007 (and for interim periods within those years). The requirements of FSP No. 157-2 will be effective for the Company’s 2009 fiscal year and are not expected to be material.

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

NOTE 3 - SALE OF HMO

On the Closing Date, we completed the previously announced sale of all of the outstanding capital stock of our HMO, to the Humana Plan pursuant to the terms of the Stock Purchase Agreement, dated as of June 27, 2008, by and between the Company and the Humana Plan, (the “Stock Purchase Agreement”) for a cash purchase price of approximately $14.6 million (the “Purchase Price”).  We recognized a gain on the sale of the HMO of approximately $5.9 million.

Approximately ten percent of the Purchase Price has been deposited in escrow for 24 months to secure the Company’s payment of any post-closing adjustments, described below, and indemnification obligations.  This amount is presented as restricted cash on the consolidated balance sheet.  Concurrent with the Sale, our PSN and Humana entered into the IPA Agreement.

The Purchase Price is subject to positive or negative post-closing adjustment based upon the difference between the HMO’s estimated closing net equity, which was approximately $5.1 million, and the HMO’s actual net equity as of the Closing Date as determined nine months following the Closing Date (the “Closing Net Equity”).  In addition to this Purchase Price adjustment, the Stock Purchase Agreement requires that the Humana Plan reconcile any changes in CMS Part D payments and Medicare payments received by the HMO after the Closing Date for services provided prior to the Closing Date to the amounts recorded for such items as part of the Closing Net Equity determination.  The net amount of such reconciliations is expected to be substantially determined in 2009 and will be paid to the Company or the Humana Plan, as applicable.  The ultimate settlements, if any, will increase or decrease the gain on the sale of the HMO. At December 31, 2008, we are not aware of any significant adjustments that would impact the recorded gain.

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

In 2005, we engaged a third party service provider (the “service provider”) to provide various administrative and management services to the HMO, including, but not limited to, claims processing and adjudication, certain management information services, regulatory reporting and customer services pursuant to the terms of an Administrative Services Agreement (the “Services Agreement”).  The initial non-cancelable term of the Services Agreement is for five years expiring on June 30, 2010 and thereafter is automatically renewable for additional one-year terms unless terminated by either party for any reason upon 180 days notice.  We compensate the service provider for its management services based upon the number of enrolled customers in the HMO subject to monthly minimum payments.  The minimum monthly fee was $25,000 per month through June 30, 2007 and increased to $60,000 per month for the remaining term of the Service Agreement.  In addition, the service provider is compensated for providing additional programming services on an hourly basis.  During 2008, 2007 and 2006, we paid an aggregate of $1.2 million, $1.2 million and $751,000 for services in accordance with the Services Agreement.

Upon the Sale, this contract was assumed by Humana through December 31, 2008.  Beginning January 1, 2009, we will be responsible for the minimum payments through June 30, 2010.  This liability and expense has been recorded as a part of the Sale.

We also entered into a five year IPA Agreement with Humana.  The IPA Agreement, which pertains to the 13 Florida counties where the HMO currently operates, provides that the PSN will provide and arrange for the provision of covered medical services to individuals who have elected to receive benefits under a Humana Medicare Advantage HMO Plan and selects one of the PSN’s Physicians as his or her primary care physician.

NOTE 4 – PHYSICIAN PRACTICES

Effective July 31, 2007, the PSN acquired certain assets of one of our contracted independent primary care physician practices in the Central Florida market for approximately $875,000, plus transaction costs of approximately $91,000.   The acquisition price was paid in cash and a note payable of $375,000.  The note, which was payable in 6 equal installments, was satisfied at December 31, 2008.  This transaction was accounted for under the purchase method of accounting.  The purchase price was allocated as follows:

Goodwill	$594,000
Patient base	142,000
Non-compete agreement	116,000
Medical equipment	114,000
$966,000

The patient base was being amortized over one year and the non-compete agreement is being amortized over a 3 year period.

Effective December 1, 2007, the PSN assumed responsibility for managing the healthcare of approximately 1,000 Humana Medicare Advantage customers in South Florida.  The 1,000 Humana Medicare Advantage customers were being treated at three physician practices, not affiliated with the PSN, with five locations in Broward and Palm Beach Counties.  In connection with this transaction, we assumed liabilities of approximately $1.4 million.  The related contract acquisition cost is being amortized over 5 years.

In addition, the PSN opened a medical center in its Central Florida market on December 1, 2007.

NOTE 5 - MAJOR CUSTOMERS

Humana

Our PSN receives a monthly fee from Humana for each Humana Medicare Advantage Plan customer that chooses a physician that the PSN owns or has contracted with as her or his primary care physician.  The monthly fee the PSN receives to cover the medical care required of that customer is typically based on a percentage of the premium received by Humana from CMS. Fees received by the PSN under these Humana Agreements are reported as revenue.

Revenue from Humana accounted for approximately 83.0%, 79.7% and 86.9% of our total revenue in 2008, 2007 and 2006, respectively.

At December 31, 2008 we accrued $3.8 million representing our estimate of the retroactive MRA premium for services provide in 2008 that we expect to receive in the summer of 2009.  This includes amounts for both the PSN and for the HMO for the period it was owned by us, as provided for in the Stock Purchase Agreement.  The amount is included in due from Humana.  The final 2006 and 2007 retroactive MRA premium increases for the PSN, which were received in 2007 and 2008, respectively, were not materially different than the estimates we had recorded for those years.  In 2006, CMS approved a retroactive increase in the PSN’s MRA score for 2004 and 2005 which resulted in retroactive payments in 2006 from Humana of $809,000.

Humana may immediately terminate any of the Humana Agreements in the event that, among other things, the PSN and/or any of its Affiliated Provider's continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; in the event of one of the PSN's physician's death or incompetence; if the PSN engages in or acquiesces to any act of bankruptcy, receivership or reorganization; or if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). The PSN and Humana may also terminate each of the Pre-Existing Humana Agreements upon 90 days' prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement. The Humana Agreements may also be terminated upon 180-day notice of non-renewal by either party. Failure to maintain the Humana Agreements on favorable terms, for any reason, would adversely affect our results of operations and financial condition. The IPA Agreement has a five-year term and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term. After the initial five year term, either party may terminate the agreement without cause by providing to the other party 120 days prior notice.

CMS

Prior to the Sale, the HMO provided services to Medicare beneficiaries pursuant to the Medicare Advantage program.  Under our agreement with CMS, the HMO was paid a fixed capitation payment each month based on the number of customers enrolled in our plan, adjusted for demographic and health risk factors. Inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs are also considered in the calculation of the fixed capitation payment by CMS.  The initial term of the CMS contract had been renewed to December 31, 2008.

Premium revenue for the HMO was approximately, 16.5%, 19.8%, and 12.4% of our total revenue in 2008, 2007 and 2006, respectively.

In 2008 and 2007, we received the final retroactive MRA premium increase for premiums paid by CMS to the HMO for 2007 and 2006, respectively.  These amounts were not materially different than the estimates we had recorded for those years.

NOTE 6 - DUE TO/FROM HUMANA

Amounts due to/from Humana consisted of the following:

	December 31,
	2008	2007
Due from Humana	$27,951,000	$19,665,000
Due to Humana	(25,128,000)	(20,418,000)
Total Due From/(To) Humana	$2,823,000	$(753,000)

Under our Agreements with Humana we have the right to offset amounts owed to us with amounts we owe to Humana.

During 2005, the PSN incurred approximately $4.0 million of medical expenses related to the implantation of certain Implantable Automatic Defibrillators (“AICD”). CMS has directed that the costs of certain of these procedures that meet 2005 eligibility requirements be paid by CMS rather than billed to Medicare Advantage plans.  At December 31, 2005, we had estimated a recovery for AICD claims we had paid of approximately $2.2 million, which was recorded as a reduction of medical expenses in 2005.  During 2006, we continued to work with Humana to make certain that these cases met the eligibility criteria for payment by CMS. As a result of this effort, during 2006 we collected approximately $260,000 of this amount and recorded a charge of $1.6 million to direct medical expenses to reflect management’s concern about the ultimate collectability of this amount in light of, among other things, revised guidance by CMS regarding its reimbursement policies.  At December 31, 2006, we estimated future recoveries of approximately $270,000 related to AICD’s implanted in 2005.  During 2007, the remaining balance of approximately $270,000 was written off to direct medical expenses.

NOTE 7 – INVESTMENTS

Investments consist solely of trading securities.  Trading securities are reported at fair value, with unrealized gains and losses included in earnings.  For trading securities still held at December 31, 2008, the amount of unrealized gain for 2008 was $96,000.   In 2008, included in investment income was $907,000 of net realized losses on our investments.

We did not have an investment in trading securities at December 31, 2006 or 2007.  We invested our excess cash in those years in cash equivalents.  During 2008, we began to utilize asset managers to invest our excess funds.  Investments that no longer meet the criteria of a cash equivalent are classified as investments on the consolidated balance sheet.  These investments include securities with varying maturities issued by federal agencies, states or municipalities.

NOTE 8 - ESTIMATED MEDICAL EXPENSES PAYABLE

Activity in estimated medical expenses payable is as follows:

	Year Ended December 31,
	2008	2007	2006

Balance at beginning of year	$21,709,000	$16,929,000	$13,144,000
Incurred related to:
Current year	229,413,000	191,297,000	166,003,000
Prior years	(1,153,000)	1,427,000	1,009,000
Total incurred	228,260,000	192,724,000	167,012,000
Paid related to:
Current year	(200,602,000)	(169,736,000)	(149,073,000)
Prior years	(20,352,000)	(18,208,000)	(14,154,000)
Total paid	(220,954,000)	(187,944,000)	(163,227,000)
HMO IBNR transferred upon Sale	(5,871,000)	-	-
Balance at end of year	$23,144,000	$21,709,000	$16,929,000

Estimated medical expenses payable for the PSN and HMO are as follows:

	December 31,
	2008	2007	2006
Estimated Medical Expenses Payable
PSN	$23,144,000	$14,692,000	$12,185,000
HMO	-	7,017,000	4,744,000
	$23,144,000	$21,709,000	$16,929,000

At December 31, 2008, we determined that the range for estimated medical expenses payable was between $22.7 million and $24.5 million and we recorded a liability at the approximate actuarial mid-range of $23.1 million. This amount is included within the due from Humana in the accompanying consolidated balance sheets.

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. In 2008, amounts paid subsequent to year end for 2007 were less than the amount of the liability that had been recorded at December 31, 2007 by $1.2 million resulting in favorable claims development.  Of this amount, $374,000 of favorable development related to the PSN and $780,000 of favorable development related to the HMO.  Favorable claims development occurs when claims paid are less than the amount accrued at the end of the year and this results in lower medical expenses in the following year.  In 2008, this favorable claims development reduced consolidated medical claims expense by .4%.

The estimated medical expenses payable at December 31, 2006 ultimately settled during 2007 for $1.4 million more than the amounts originally estimated with $2.1 million of unfavorable development related to the PSN and $638,000 of favorable development related to the HMO.  This represents 1.2% of total medical expenses recorded in 2007.

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

We maintain stop loss insurance with a commercial insurance company.  Included in medical expense for 2008, 2007 and 2006 was stop loss premium expense of $1.5 million, $2.6 million and $2.5 million, respectively, and stop loss recoveries of $1.1 million, $1.4 million and $1.0 million, respectively.

NOTE 9 - PRESCRIPTION DRUG BENEFITS UNDER MEDICARE PART D

At December 31, 2008, we recorded an estimated Part D refund liability for 2008 of $100,000.  This amount is included in the due from Humana account in the accompanying consolidated balance sheet as of December 31, 2008.  Based upon CMS’ final determination of Part D costs incurred by the PSN in 2007 and 2006, we recorded additional revenue in both the third quarter of 2008 and 2007 of approximately $1.0 million, representing the amount by which our 2007 and 2006 year-end estimated Part D refund liability exceeded the final amount.

Under the terms of the Stock Purchase Agreement, if the Part D final settlement for the periods we owned the HMO is different than what we accrued at the time of the Sale, then we will either receive any additional premiums or pay any premiums that are required to be refunded.

NOTE 10 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment consisted of the following:

	December 31,
	2008	2007
Medical equipment	$112,000	$90,000
Furniture and equipment	434,000	551,000
Leasehold improvements	1,493,000	2,088,000
Computers and office equipment	1,599,000	1,699,000
Other	22,000	22,000
	3,660,000	4,450,000
Less Accumulated Depreciation and Amortization	(2,324,000)	(2,269,000)
	$1,336,000	$2,181,000

Depreciation and amortization of property and equipment totaled approximately $676,000, $843,000 and $554,000 in 2008, 2007, and 2006, respectively.

Intangible assets consisted of:

	December 31,
	2008	2007
Customer lists	$1,592,000	$1,592,000
Non-compete agreement	116,000	116,000
	1,708,000	1,708,000
Less Accumulated Amortization	(524,000)	(99,000)
	$1,184,000	$1,609,000

Amortization of intangible assets totaled $425,000 in 2008 and $99,000 in 2007.  Amortization expense will be approximately $328,000 in 2009, $308,000 in 2010, $286,000 in 2011, and $262,000 in 2012.

NOTE 11 - LINES OF CREDIT

As of December 31, 2008, we had an unsecured one year commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $2.0 million.  In connection with the Sale and the IPA Agreement in August 2008, we secured an additional $1.0 million line of credit.  The initial $1.0 million line of credit has been renewed to March 2010 and the additional $1.0 million line expires in August 2009.  Any outstanding balance on these lines of credit bears interest at the bank’s prime rate plus 3.25%.  Should we borrow against this line of credit, the credit facility requires us to comply with certain financial covenants, including a minimum liquidity requirement.  The availability under the lines of credit secures a $2.0 million letter of credit that is issued in favor of Humana.

NOTE 12 - RESTRUCTURING EXPENSES AND SEPARATION

As part of our continuing efforts to enhance our profitability, in July 2007, we implemented a restructuring plan designed to reduce costs and improve operating efficiencies.   The restructuring plan, which was completed by the end of August 2007, resulted in the closure of two of the HMO’s office locations, one PSN medical practice (the “PSN Practice”), and a workforce reduction involving 16 employees.  In connection with this plan, we recorded approximately $584,000 of restructuring costs during the third quarter of 2007 including approximately $147,000 for severance payments, approximately $365,000 for continuing lease obligations on closed locations and approximately $72,000 for the write-off of certain leasehold improvements and equipment.  During the third quarter of 2007, we made cash payments related to the restructuring of $191,000. Severance payments associated with the restructuring were substantially paid in 2007.  The continuing lease obligations will result in additional future cash expenditures and are expected to be paid over the remaining lease terms.  At the time of its closure on July 31, 2007, the PSN Practice served approximately 450 customers in South Florida, all of which were moved to other providers outside of the PSN.  Prior to its closing on July 31, the PSN practice generated approximately $2.6 million of revenue in 2008 and had a negative gross margin. Of the $584,000 restructuring charge, approximately $401,000 relates to the HMO with the balance of $183,000 associated with the PSN.

A summary of the restructuring activity is as follows:

Restructuring costs accrued in 2007	$584,000
Cash paid	(457,000)
Fixed assets disposed of	(110,000)
Balance at December 31, 2008	$17,000

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

NOTE 13 - INCOME TAXES

The components of the provision for income taxes are as follows:

	December 31
	2008	2007	2006
Current
Federal	$2,699,000	$165,000	$24,000
State	654,000	-	-
Deferred
Federal	2,890,000	2,915,000	299,000
State	171,000	447,000	30,000
Income Tax Expense	$6,414,000	$3,527,000	$353,000

A reconciliation of the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes with our income tax expense is as follows:

	Years ended December 31,
	2008	2007	2006
Statutory federal tax	$5,650,000	$3,304,000	$281,000
State income taxes, net of federal income tax benefit	545,000	291,000	30,000
Permanent differences and other, net	219,000	(68,000)	42,000
Income tax expense	$6,414,000	$3,527,000	$353,000

Deferred tax assets are as follows:

DEFERRED TAX ASSETS:

	December 31,
	2008	2007

Allowances for doubtful accounts	$238,000	$285,000
Net operating loss carryforward	-	2,182,000
Stock-based compensation expense	725,000	495,000
Accrued expenses	29,000	395,000
Depreciation and amortization	213,000	342,000
Deferral of HMO start-up costs	-	490,000
Alternative minimum tax Carryforward	-	380,000
Other, net	39,000	(260,000)
Total deferred tax assets	$1,244,000	$4,309,000

Deferred income taxes - current	$263,000	$2,906,000
Deferred income taxes - noncurrent	981,000	1,403,000
	$1,244,000	$4,309,000

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

As a result of the adoption of Interpretation No. 48 in 2007, we derecognized certain deferred tax assets totaling approximately $437,000, which was accounted for as an addition to the accumulated deficit at January 1, 2007.  In 2008 and 2007, we recognized tax benefits of $260,000 and $177,000, which reduced our income tax expense, upon the expiration of the statute of limitations applicable to the tax years during which the benefits were generated.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31
	2008	2007
Balance at beginning of year	$260,000	$437,000
Reductions as a result of lapse of applicable statute of limitations	(260,000)	(177,000)
Balance at end of year	$-	$260,000

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

We recognize interest related to unrecognized tax benefits in interest expense, which is included in other income in the condensed consolidated statements of operations, and penalties in operating expenses for all periods presented.  Interest expense of $25,000 was accrued in the first nine months of 2007 and was reversed in 2008 when the statute of limitations expired.

There are no unrecognized tax benefits at December 31, 2008.

In, 2008, 2007 and 2006, tax benefits of $261,000, $526,000 and $240,000, respectively, were recorded directly to equity as a result of the exercise of non-qualified stock options.

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

NOTE 14 - STOCKHOLDERS' EQUITY

As of December 31, 2008 and 2007, we had designated 10,000,000 preferred shares as Series A Preferred Stock, par value $.001, of which 5,000 were issued and outstanding. Each share of Series A Preferred Stock has a stated value of $100 and pays dividends equal to 10% of the stated value per annum. At December 31, 2008 and 2007, the aggregate and per share amounts of cumulative dividend arrearages were approximately $566,667 ($113 per share) and $516,667 ($103 per share), respectively. Each share of Series A Preferred Stock is convertible into shares of common stock at the option of the holder at the lesser of 85% of the average closing bid price of the common stock for the ten trading days immediately preceding the conversion or $6.00. We have the right to deny conversion of the Series A Preferred Stock at which time the holder shall be entitled to receive, and we shall pay, additional cumulative dividends at 5% per annum together with the initial dividend rate to equal 15% per annum. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock shall be entitled to receive a liquidating distribution before any distribution may be made to holders of our common stock.  We have the right to redeem the Series A Preferred Stock at a price equal to 105% of the price paid for the shares. The Series A Preferred Stock has no voting rights.  Through December 31, 2008, none of the holders of our Series A Preferred Stock have converted any shares to common stock.

We have also designated 7,000 shares of preferred stock as Series B Preferred Stock, with a stated value of $1,000 per share. No shares of series B preferred stock have been issued.

During 2008, we issued 268,200 restricted shares and options to purchase 982,000 shares of common stock to employees.  During 2007, we issued 193,500 restricted shares and options to purchase 482,500 shares of common stock to employees. The restricted shares vest in equal annual installments over a four year period from the date of grant.  The options, which vest in equal annual installments over a four year period from the date of grant, have an exercise price equal to the closing price of our common stock on the day preceding the grant date. Compensation expense related to the restricted stock and options is recognized ratably over the vesting period.

During 2008, we issued 87,000 restricted shares of common stock and options to purchase 43,500 shares of common stock to the non-management members of our Board of Directors. During 2007, we issued 157,300 restricted shares of our common stock and options to purchase 78,600 shares of our common stock to the non-employee members of our Board of Directors.  The options have an exercise price equal to the closing price of our common stock on the day preceding the grant date.  These restricted shares and stock options are scheduled to vest on the first anniversary of the date of grant.  Compensation expense related to the restricted shares and stock options is recognized ratably over the vesting period.

During 2007, we also issued options to a consultant to purchase 100,000 shares of our common stock.  These options, which fully vested on December 31, 2007 and originally expired on June 30, 2008, have an exercise price equal to the closing price of our common stock on the day preceding the grant date.  During the first quarter of 2008, we extended the expiration date from June 30, 2008 to September 30, 2008 for the options issued to the consultant in 2007.  In accordance with FAS 123(R), Share-Based Payment, we revalued the options and accounted for the increase in value as additional expense which is being amortized ratably over the vesting period.

Shares reserved for future issuance at December 31, 2008 are as follows:

Number of Shares
Shares Issuable Upon the Exercise of Outstanding Stock Options	3,501,000
Shares Issuable Upon the conversion of Preferred Stock	518,000
Total	4,019,000

In October 2008, we announced that the Board of Directors has authorized the repurchase of up to 10 million shares of our outstanding common stock.  We commenced making stock repurchases on October 6, 2008 and, as of December 31, 2008, we had repurchased 4.2 million shares for $7.6 million.  Between January 1, 2009 and February 16, 2009 we had repurchased an additional 828,000 shares for $1.3 million.  We cancel the stock that has been repurchased and reduce common stock and paid-in capital for the acquisition price of the stock.

NOTE 15 - STOCK -BASED COMPENSATION

As of December 31, 2008, we had three nonqualified stock option plans, the 2001 Stock Option Plan, the Supplemental Stock Option Plan, and the Omnibus Equity Compensation Plan (together the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  A total of 9,000,000 shares of our common stock are authorized for issuance pursuant to awards granted under the Omnibus Equity Compensation Plan.  Total compensation cost that has been charged against income in 2008, 2007 and 2006 for nonqualified stock options under the Plans was $602,000, $588,000 and $736,000, respectively (excluding termination costs on sale of the HMO).

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

	Year Ended December 31,
	2008	2007	2006
Risk Free Interest Rate	1.98%-3.13%	4.53% - 4.92%	4.56% - 4.99%
Expected Option Life (in years)	2-4.5	1 - 4.5	2 - 4.5
Expected Volatility	50%	50%	50%
Dividends to be Paid	None	None	None

A summary of option activity under the Plans and the changes during the year ended December 31, 2008 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,887,062	$1.53	5.84	$3,400,883
Granted during 2008	1,025,500	$2.29
Exercised	(575,334)	$0.69
Forfeited	(84,000)	$2.19
Expired	(752,547)	$1.68
Outstanding at December 31, 2008	3,500,681	$1.84	6.86	$431,166

Vested or expected to vest at December 31, 2008	3,293,704	$1.82	6.74	$431,166
Exercisable at December 31, 2008	2,120,831	$1.64	5.60	$431,166

The weighted average grant date fair value of option grants during the years 2008, 2007 and 2006 was $0.84, $0.60, and $0.84, respectively.  The fair value of non vested options is determined based on the opening trading price of our shares at grant date.  The aggregate intrinsic value of options exercised in 2008, 2007 and 2006 was approximately $745,000, $1.4 million and $749,000, respectively, and is based on the difference between the exercise price and quoted market value at the end of each period.

A summary of the status of our non vested options as of December 31, 2008 and changes during the year then ended presented below:

Non Vested Options	Shares	Weighted Average Grant Date Fair Value
Non vested at January 1, 2008	1,249,798	$0.96
Granted	1,025,500	$0.84
Vested	(811,448)	$0.83
Forfeited	(84,000)	$0.88
Non vested at December 31, 2008	1,379,850	$0.82

As of December 31, 2008, there was $517,000 of total unrecognized compensation cost related to non-vested nonqualified stock options granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.0 years.  The total fair value of options vested during 2008, 2007 and 2006 was $695,000, $910,000,  and $769,000, respectively.

Cash received from option exercises under all share based payment arrangements for the years ended December 31, 2008, 2007 and 2006 was $323,000, $507,000, and $137,000 respectively.  A tax benefit of $261,000, $526,000, and $240,000 was realized from option exercise of the share-based payment arrangements in 2008, 2007, and 2006 respectively.

It is our policy to issue new shares to satisfy share option purchases.

NOTE 16 - EARNINGS PER SHARE

The following table sets forth the computations of earnings per share, basic and earnings per share, diluted:

	Year Ended December 31,
	2008	2007	2006
Net Income	$10,204,000	$5,914,000	$473,000
Less: Preferred stock dividend	(50,000)	(50,000)	(50,000)
Income available to common shareholders	$10,154,000	$5,864,000	$423,000
Denominator:
Weighted average common shares outstanding	49,093,000	50,573,000	50,033,000
Basic earnings per common share	$0.21	$0.12	$0.01

Income available to common shareholders	$10,154,000	$5,864,000	$423,000
Add: Preferred stock dividend	50,000	-	-
	$10,204,000	$5,864,000	$423,000

Denominator:
Weighted average common shares outstanding	49,093,000	50,573,000	50,033,000
Common share equivalents of outstanding stock:
Convertible preferred stock	518,000	-	-
Nonvested stock	170,000	172,000	-
Options and warrants	573,000	1,051,000	1,440,000
Weighted average common shares outstanding	50,354,000	51,796,000	51,473,000
Diluted earnings per common share	$0.20	$0.11	$0.01

The following securities were not included in the computation of diluted earnings per share for the years ended December 31, 2008, 2007 and 2006, as their effect would be anti-dilutive:

	Year Ended December 31,
Security Excluded From Computation	2008	2007	2006
Stock Options	1,688,000	636,000	557,000
Convertible Preferred Stock	-	355,000	496,000

NOTE 17 - EMPLOYEE BENEFIT PLAN

We have adopted a tax qualified employee savings and retirement plan covering our eligible employees, the Metropolitan Health Network 401(k) Plan (the “401(k) Plan”). The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code (the “Code”) and contains a feature described in Code Section 401(k) under which a participant may elect to reduce their taxable compensation by the statutorily prescribed annual limit of $15,000 for 2008. Under the 401(k) Plan, new employees are eligible to participate after three consecutive months of service. At our discretion, we may make a matching contribution and a non-elective contribution to the 401(k) Plan. We expensed approximately $243,000, $100,000, and $148,000 for purposes of making matching contributions for the 2008, 2007, and 2006 plan years, respectively. The rights of the participants in the 401(k) Plan to our contributions do not fully vest until such time as the participant has been employed by us for three years.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Leases

We lease office and medical facilities under various non-cancelable operating leases.  Approximate future minimum payments under these leases for the years subsequent to December 31, 2008 are as follows:

			Less	Net
			Sublease	Minimum
	Buildings	Equipment	Amount	Payment
2009	$1,195,000	$244,000	$114,000	$1,325,000
2010	1,166,000	213,000	117,000	1,262,000
2011	969,000	174,000	120,000	1,023,000
2012	710,000	98,000	93,000	715,000
2013	599,000	-	-	599,000
Thereafter	1,074,000	-	-	1,074,000
Total	$5,713,000	$729,000	$444,000	$5,998,000

The renewal options on the leases range from 3 to 5 years and contain escalation clauses of up to 5%.  Rental expense for 2008, 2007, and 2006 was $1.9 million each year.

In connection with the sale of the pharmacy division in 2004, we have subleased pharmacy facilities to the purchaser of the pharmacy division.  In the event of such purchaser’s default, we could potentially be responsible to fulfill these lease commitments.  At December 31, 2008, the total lease payments remaining totaled $444,000.  At February 1, 2009, we are not aware of any default by the purchaser.

Litigation

On March 13, 2007, a complaint was filed by Mr. Noel Guillama, who served as our President, Chairman of the Board and Chief Executive Officer from January 1996 through February 2000, in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, naming us as a defendant.  The dispute involves 1,500,000 restricted shares of common stock issued to Mr. Guillama in connection with his personal guarantee of a Company line of credit in 1999.   We repaid the line of credit and expected, based on documentation signed by Mr. Guillama, the 1,500,000 shares issued as collateral to be returned to us.  Mr. Guillama alleges that we have breached an agreement to remove the transfer restrictions from these shares and is seeking damages for breach of contract and specific performance.  We believe this lawsuit is without merit and intend to assert an appropriate defense.  We filed a motion to dismiss the complaint in May 2007.  On April 22, 2008, Mr. Guillama filed a First Amended Complaint and Request for Jury Trial. We responded and made counter claims on May 16, 2008 and we anticipate defending this action vigorously. These shares have not been reflected as issued or outstanding in the accompanying condensed consolidated balance sheets or in the computations of earnings per share. The parties are currently engaging in discovery.

We are a party to various legal proceedings which are either immaterial in amount to us or involve ordinary routine litigation incidental to our business and the business of our subsidiaries.  There are no material pending legal proceedings, other than routine litigation incidental to our business to which we are a party or of which any of our property is the subject.

NOTE 19 - SEGMENTS

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

Effective with the Sale, we operate only the PSN segment.  The 2008 results of operations for the HMO segment are for the period from January 1, 2008 through the date of the Sale.

YEAR ENDED DECEMBER 31, 2008	PSN	HMO	Total
Revenue from external customers	$264,838,000	$52,374,000	$317,212,000
Investment income	-	146,000	146,000
Depreciation and amortization	672,000	137,000	809,000
Segment profit (loss) before allocated overhead excluding gain on sale of HMO, related stay bonuses and termination costs and income taxes	24,748,000	(1,859,000)	22,889,000
Allocated corporate overhead	6,875,000	3,298,000	10,173,000
Segment profit (loss) after allocated overhead excluding gain on sale of HMO, related stay bonuses and termination costs and income taxes	17,876,000	(5,533,000)	12,343,000
Segment assets	46,832,000	-	46,832,000

Included in allocated corporate overhead in 2008 is $35,000 of investment losses and depreciation and amortization of approximately $290,000.  To allow for comparison between periods, the gain on the sale of the HMO of $5.9 million and the related stay bonuses and termination costs of $1.6 million have been excluded from the above segment information.  Corporate assets were approximately $2,312,000 at December 31, 2008.

YEAR ENDED DECEMBER 31, 2007	PSN	HMO	Total
Revenue from external customers	$222,512,000	$55,065,000	$277,577,000
Investment income	-	651,000	651,000
Depreciation and amortization	319,000	315,000	634,000
Segment profit (loss) before allocated overhead and income taxes	29,228,000	(10,463,000)	18,765,000
Allocated corporate overhead	4,668,000	4,657,000	9,325,000
Segment profit (loss) after allocated overhead and before income taxes	24,560,000	(15,120,000)	9,440,000
Segment assets	31,193,000	17,022,000	48,215,000

Included in allocated corporate overhead in 2007 is $745,000 of investment income and depreciation and amortization of approximately $318,000.  Corporate assets were approximately $5,596,000 at December 31, 2007.

YEAR ENDED DECEMBER 31, 2006	PSN	HMO	Total
Revenue from external customers	$199,981,000	$28,235,000	$228,216,000
Investment income	-	424,000	424,000
Depreciation and amortization	224,000	152,000	376,000
Segment profit (loss) before allocated overhead and income taxes	19,884,000	(11,700,000)	8,184,000
Allocated corporate overhead	4,049,000	3,309,000	7,358,000
Segment profit (loss) after allocated overhead and before income taxes	15,835,000	(15,009,000)	826,000
Segment assets	18,070,000	15,131,000	33,201,000

Included in allocated corporate overhead in 2006 is approximately $633,000 of investment income and depreciation and amortization of approximately $178,000.  This amount is reduced by interest income of approximately $633,000.  Corporate assets were approximately $8,640,000 at December 31, 2006.

NOTE 20 - VALUATION AND QUALIFYING ACCOUNTS

Activity in our Valuation and Qualifying Accounts consists of the following:

	Year Ended December 31,
	2008	2007	2006
Allowance for doubtful trade accounts - continuing operations:
Balance at beginning of period	$614,000	$601,000	$556,000
Charged to costs and expenses	-	282,000	119,000
Increase (Deductions - accounts written off)	(124,000)	(269,000)	(74,000)
Balance at end of period	$490,000	$614,000	$601,000

Allowance for note receivable:
Balance at beginning of period	$143,000	$143,000	$161,000
Charged to costs and expenses	34,000	-	-
Increase (Deductions - accounts written off)	-	-	(18,000)
Balance at end of period	$177,000	$143,000	$143,000

Allowance for AICD receivable:
Balance at beginning of period	$-	$1,621,000	$-
Charged to costs and expenses	-	267,000	1,621,000
Increase (Deductions - accounts written off)	-	(1,888,000)	-
Balance at end of period	$-	$-	1,621,000

NOTE 21 - SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	For the Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Revenue	$80,036,000	$78,950,000	$82,211,000	$76,014,000

Gross profit	$9,335,000	$7,701,000	$11,930,000	$7,773,000

Net income (loss)	$2,570,000	$4,268,000	$3,705,000	$(338,000)

Net income (loss) per share - basic	$0.05	$0.08	$0.07	$(0.01)
Net income (loss) per share - diluted	$0.05	$0.08	$0.07	$(0.01)

	For the Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Revenue	$69,917,000	$69,622,000	$69,937,000	$68,101,000

Gross profit	$11,015,000	$9,117,000	$8,831,000	$7,917,000

Net income	$2,558,000	$1,597,000	$1,531,000	$228,000

Net income per share - basic	$0.05	$0.03	$0.03	$-
Net income per share - diluted	$0.05	$0.03	$0.03	$-

Gross profit in the above chart for the first and second quarters of 2008 differ from the gross profit reported in the 10Qs for those quarters by approximately $147,000 and $170,000, respectively.  These differences resulted from the reclassification of certain expenses that did not relate to the costs associated with operating a physician practice, primarily amortization related to intangible assets of acquired practices.

Significant Fourth Quarter Adjustments

As a result of new information that became available, in the fourth quarter of 2008, we recorded a $3.8 million adjustment for the estimated retroactive premium that we expect to receive in the summer of 2009 related to the final MRA premium adjustment for 2008.  Of this amount, $3 million relates to premium revenue recorded in the first three quarters of 2008.

During the fourth quarter of 2008, estimated medical claims expense related to dates of service prior to this quarter were greater than the amount recorded at September 30, 2008 by approximately $452,000 (favorable variance).  This reduction was a result of actual utilization and settlement amounts being less than those used in our original estimate of medical expenses payable at the end of the third quarter of 2008.  This amount was recorded as a decrease in medical claims expense in the fourth quarter of 2008.

During the fourth quarter, we determined that our effective tax rate for 2008 would be approximately 1% higher in 2008 than we had estimated.  As a result, we increased income tax expense by $337,000 in the fourth quarter.

The final settlement for the Part D program occurs in the subsequent year.  We record a receivable/payable in our financial statements for this amount.  Based upon CMS’ final determination of Part D costs incurred by the PSN in 2007 and 2006, we recorded additional revenue in both the third quarter of 2008 and 2007 of approximately $1.0 million, representing the amount by which our 2007 and 2006 year-end estimated Part D refund liability exceeded the final amount.  Also in the fourth quarter of 2008, we determined that, based on our continued review of actual pharmacy costs in 2008, our accrual for the Part D liability for 2008 was too high.  Accordingly, we reduced the estimated liability and increased premium revenue by approximately $1.5 million to reduce the liability that had been accrued over the first three quarters.

In the fourth quarter of 2007, we recorded a receivable and recorded revenue of approximately $1.3 million related to 2007 retroactive premium payments for certain of our HMO customers in 2007 that had not been recognized by CMS for inclusion in the HMO customer base.  Of this amount, approximately $900,000 were premiums earned prior to the fourth quarter.  In accordance with our policy, we recognized this revenue when we were reasonably assured that CMS would recognize these individuals as customers of our HMO.  We received these premium payments from CMS in 2008.  We paid the medical costs associated with these customers during 2007, even while we were submitting these customers to CMS for reconsideration.  In December 2007 and January 2008, CMS finalized the transactions to recognize these customers.  We received retroactive premium payments in 2008 totaling $1.3 million to cover the premiums for those months in 2007 that these customers were covered by the HMO.

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

METROPOLITAN HEALTH NETWORKS, INC.

EXHIBIT INDEX

Year Ended December 31, 2008

(3) Exhibits

2.1	Stock Purchase Agreement, dated as of June 27, 2008, by and between Humana Medical Plans, Inc. and Metropolitan Health Networks, Inc. (12)

3.1.	Articles of Incorporation, as amended (1)

3.2	Amended and Restated Bylaws (2)

10.1	Physician Practice Management Participation Agreement, dated August 2, 2001, between Metropolitan of Florida, Inc. and Humana, Inc. (3)

10.2.	Letter of Agreement, dated February 2003, between Metropolitan of Florida, Inc. and Humana, Inc. (4)

10.3.	Physician Practice Management Participation Agreement, dated December 1, 1998, between Metcare of Florida, Inc. and Humana, Inc.(5)

10.4.	Supplemental Stock Option Plan (6)

10.5.	Omnibus Equity Compensation Plan (7)

10.6.	Amended and Restated Employment Agreement between Metropolitan and Michael M. Earley dated January 3, 2006 (8)

10.7.	Amended and Restated Employment Agreement between Metropolitan and Robert J. Sabo dated November 9, 2007 (9)

10.8.	Amended and Restated Employment Agreement between Metropolitan and Roberto L. Palenzuela dated January 3, 2006 (8)

10.9	Employment Agreement between Metcare of Florida, Inc. and Jose A. Guethon, M.D. (5)

10.10.	Form of Option Award Agreement for Option Grants to Directors pursuant to the Omnibus Compensation Plan (5)

10.11.	Form of Option Award Agreement for Option Grants to Key Employees pursuant to the Omnibus Compensation Plan (5)

10.12.	Form of Option Award Agreement for Option Grants to Employees pursuant to the Omnibus Compensation Plan (5)

10.13.	Agreement between Metcare of Florida, Inc. and the Centers for Medicare and Medicaid Services (5)

10.14	Transition and Severance Agreement between Metropolitan and Debra A. Finnel, dated April 9, 2008 (10)

10.15	Summary of 2008 Annual Bonus Plan for Executive Officers and certain key management employees (11)

10.16	Summary of Director Compensation Plan*

10.17	Form of Restricted Stock Award Agreement for Restricted Stock Grants to Directors pursuant to the Omnibus Compensation Plan*

10.18	Form of Restricted Stock Award Agreement for Restricted Stock Grants to Management pursuant to the Omnibus Compensation Plan*

10.19	Amendment to Employment Agreement, dated as of December 22, 2008, by and between Metropolitan and Michael M. Earley (14)

10.20	Amendment to Employment Agreement, dated as of December 22, 2008, by and between Metropolitan and Jose A. Guethon, M.D. (14)

10.21	Amendment to Employment Agreement, dated as of December 22, 2008, by and between Metropolitan and Robert J. Sabo (14)

10.22	Amendment to Employment Agreement, dated as of December 22, 2008, by and between Metropolitan and Roberto L. Palenzuela (14)

10.23	Summary of 2009 Bonus Plan for Executive Officers and certain key management employees (15)

10.24	Independent Practice Association Agreement, dated as of August 29, 2008, by and between Metcare of Florida, Inc. and Humana, Inc (16)

10.25
Physician Practice Management Participation Amendment, dated as of September 4, 2008, by and between Metcare of Florida, Inc. and Humana Medical Plan, Inc. and Humana Health Insurance Company of Florida, Inc. and Humana Insurance Company, Employers Health Insurance Company and their affiliates who underwrite or administer health plans (17)

21.1	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1.	Certification of the Chief Executive Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2.	Certification of the Chief Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*     filed herewith
**    furnished herewith

(1)	Incorporated by reference to Metropolitan's Registration Statement on Form 8-A12B filed with the Commission on November 19, 2004 (No. 001-32361).

(2)	Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on September 30, 2004.

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

(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Commission on March 16, 2007.

(6)	Incorporated by reference to Metropolitan's Amendment to Annual Report for the year ended December 31, 2003 on Form 10-K/A filed with the Commission on July 28, 2004.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Commission on August 5, 2008 (No. 333-122976).

(8)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 22, 2006.

(9)	Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on October 20, 2007.

(10)	Incorporated by reference to Metropolitan's Current Report on Form 8-K filed with the Commission on April 9, 2008.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 12, 2008.

(12)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Commission on March 26, 2008.

(13)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 1, 2008.

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 23, 2008.

(15)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 11, 2009.

(16)
Incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 2, 2008.  Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the Commission on September 2, 2008.

(17)
Incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 9, 2008. Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the Commission on September 9, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of February 2009.

METROPOLITAN HEALTH NETWORKS, INC.

By:	/s/ MICHAEL M. EARLEY
Michael M. Earley, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

February 24, 2009	/s/ MICHAEL M. EARLEY
Michael M. Earley
Chairman and Chief Executive Officer

February 24, 2009	/s/ ROBERT J. SABO
Robert J. Sabo
Chief Financial Officer

February 24, 2009	/s/ KARL M. SACHS
Karl M. Sachs
Director

February 24, 2009	/s/ MARTIN W. HARRISON
Martin W. Harrison
Director

February 24, 2009	/s/ ERIC HASKELL
Eric Haskell
Director

February 24, 2009	/s/ BARRY T. ZEMAN
Barry T. Zeman
Director

February 24, 2009	/s/ DAVID A. FLORMAN
David A. Florman
Director

February 24, 2009	/s/ ROBERT E. SHIELDS
Robert E. Shields
Director