Form 10-Q
period 2009-03-31
METROPOLITAN HEALTH NETWORKS INC
filed 2009-05-05
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒                                      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                                      No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                      No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2009
Common Stock, $.001 par value per share	46,645,147 shares

Metropolitan Health Networks, Inc.

Index

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31,
	(unaudited)	2008

ASSETS

CURRENT ASSETS
Cash and equivalents	$2,494,005	$2,701,243
Investments, at fair value	32,400,796	33,641,140
Accounts receivable, net	107,585	286,003
Due from Humana	7,660,741	2,823,355
Inventory	267,453	315,811
Prepaid expenses	719,589	570,792
Deferred income taxes	283,522	262,874
Other current assets	53,538	266,007
TOTAL CURRENT ASSETS	43,987,229	40,867,225

PROPERTY AND EQUIPMENT, net	1,254,831	1,336,094
RESTRICTED CASH	1,412,054	1,408,089
DEFERRED INCOME TAXES	1,030,985	980,842
OTHER INTANGIBLE ASSETS, net	1,101,946	1,184,142
GOODWILL, net	2,587,332	2,587,332
OTHER ASSETS	777,493	780,631
TOTAL ASSETS	$52,151,870	$49,144,355

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$646,478	$483,621
Accrued payroll and payroll taxes	1,687,650	2,288,224
Income taxes payable	3,227,981	1,865,926
Accrued termination costs of HMO administrative services agreement	900,000	1,080,000
Accrued expenses	811,228	621,854
TOTAL CURRENT LIABILITIES	7,273,337	6,339,625

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; stated value $100 per share; 10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized; 47,104,047 and 48,251,395 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	47,104	48,251
Additional paid-in capital	35,689,810	37,649,331
Retained earnings	8,641,619	4,607,148
TOTAL STOCKHOLDERS' EQUITY	44,878,533	42,804,730
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$52,151,870	$49,144,355

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
REVENUE	$90,440,732	$76,014,498

MEDICAL EXPENSE
Medical claims expense	75,921,028	65,237,005
Medical center costs	3,584,522	3,151,534
Total Medical Expense	79,505,550	68,388,539
GROSS PROFIT	10,935,182	7,625,959

OPERATING EXPENSES
Payroll, payroll taxes and benefits	2,709,095	3,752,437
Marketing and advertising	39,047	1,368,103
General and administrative	1,826,258	3,131,096
Total Operating Expenses	4,574,400	8,251,636
OPERATING INCOME (LOSS)	6,360,782	(625,677)

OTHER INCOME:
Investment income	231,968	81,067
Other income	2,985	2,859
Total Other Income	234,953	83,926

INCOME (LOSS) BEFORE INCOME TAXES	6,595,735	(541,751)
INCOME TAX EXPENSE (BENEFIT)	2,561,264	(203,850)
NET INCOME (LOSS)	$4,034,471	$(337,901)

NET EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.09	$(0.01)
Diluted	$0.08	$(0.01)

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,034,471	$(337,901)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of property and equipment	572	-
Unrealized losses on short-term investments	29,384	-
Restricted cash from sale of HMO subsidiary	(3,965)	-
Depreciation and amortization	220,023	329,105
Share-based compensation expense	247,416	290,598
Shares issued for director fees	33,725	69,280
Excess tax benefits from share-based compensation	-	(12,000)
Deferred income taxes	(70,791)	(203,850)
Changes in operating assets and liabilities:
Accounts receivable	178,419	1,124,253
Due from/(to) Humana	(4,837,386)	1,344,632
Inventory	48,358	(33,019)
Prepaid expenses	(148,797)	(110,854)
Other current assets	212,469	(369,971)
Other assets	3,138	(6,349)
Accounts payable	162,858	(185,864)
Accrued payroll and payroll taxes	(600,575)	(875,752)
Income taxes payable	1,362,055	-
Accrued termination costs of HMO administrative services agreement	(180,000)	-
Accrued expenses	189,374	614,108
Estimated medical expenses payable	-	270,138
Due to CMS	-	106,957
Net cash provided by operating activities	880,748	2,013,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(57,137)	(62,097)
Sale of short-term investments	1,210,960	-
Cash paid for physician practice acquisition	-	(1,475)
Net cash provided by/(used in) investing activities	1,153,823	(63,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock repurchases	(2,241,809)	-
Proceeds from exercise of stock options	-	25,000
Excess tax benefits from share-based compensation	-	12,000
Net cash (used in)/provided by financing activities	(2,241,809)	37,000
NET (DECREASE)/INCREASE IN CASH AND EQUIVALENTS	(207,238)	1,986,939
CASH AND EQUIVALENTS - beginning of period	2,701,243	38,682,186
CASH AND EQUIVALENTS - end of period	$2,494,005	$40,669,125

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1       UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Metropolitan Health Networks, Inc. and subsidiaries (referred to as “Metropolitan,” “the Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2009 or future periods.

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are medical claims payable, premium revenue, the impact of risk sharing provisions related to our contracts with Humana, Inc. (“Humana”), and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events. We adjust these estimates each period as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted. Actual results may ultimately differ materially from those estimates.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accompanying December 31, 2008 condensed consolidated balance sheet has been derived from these audited financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in that report.

NOTE 2        ORGANIZATION AND BUSINESS ACTIVITY

Our business is focused on the operation of a provider services network (“PSN”) in the State of Florida through our wholly owned subsidiary, Metcare of Florida, Inc.  Prior to August 29, 2008 (the “Closing Date”), we also owned and operated a health maintenance organization (the “HMO”) through our wholly owned subsidiary, Metcare Health Plans, Inc.

On the Closing Date, we completed the sale (the “Sale”) of the HMO to Humana Medical Plan, Inc. (the “Humana Plan”).  Concurrently with the Sale, the PSN entered into a five-year independent practice association participation agreement (the “IPA Agreement”) with Humana, Inc. (“Humana”)  to provide or coordinate the provision of healthcare services to the HMO’s customers pursuant to a per customer fee arrangement.  Under the IPA Agreement, the PSN will, on a non-exclusive basis, provide and arrange for the provision of covered medical services, in all 13 Florida counties served by the HMO, to each customer of Humana’s Medicare Advantage health plans who selects one of our PSN’s primary care physicians as his or her primary care physician.  The IPA Agreement has a five-year term and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term.

Since August 30, 2008, the PSN operated under the IPA Agreement and two other network contracts (the “Pre-Existing Humana Network Agreements” and, together with the IPA Agreement, (the “Humana Agreements”) with Humana, to provide medical care to Medicare beneficiaries enrolled under Humana’s health plans.  To deliver care, we utilize our wholly-owned medical practices and have also contracted directly or indirectly through Humana with medical practices, service providers and hospitals (collectively the “Affiliated Providers”).   For the approximately 6,100 Humana Participating Customers covered under our network agreement covering Miami-Dade, Broward and Palm Beach counties, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. For the remaining 28,600 Humana Participating Customers covered under our other two network agreements, our PSN is responsible for the cost of all medical care provided.

At March 31, 2009, the PSN has agreements that enable it to provide services to Humana customers in 27 Florida counties.  We currently have operations in 19 of these counties.

Effective as of August 1, 2007, the PSN entered into a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage health plan in Florida.  CarePlus is a wholly-owned subsidiary of Humana.  Pursuant to the CarePlus Agreement the PSN has the right to manage, on a non-exclusive basis, healthcare services to Medicare beneficiaries in 22 Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans (each, a “CarePlus Plan Customer”).  Like Humana, CarePlus directly contracts with CMS and is paid a monthly premium payment for each CarePlus Plan Customer.  In return for managing these healthcare services, the PSN receives a monthly network administration fee for each CarePlus Participating Customer.  Effective on September 1, 2009 in nine of the counties covered by the CarePlus Agreement and on January 31, 2010 in 13 of the counties covered by the CarePlus Agreement, the PSN will begin to receive a capitation fee from CarePlus and will assume full responsibility for the cost of all medical services provided to each CarePlus Participating Customer.  The capitation fee represents a substantial portion of the monthly premium CarePlus is to receive from CMS.

At March 31, 2009, we operated in six of the 22 Florida counties covered by the CarePlus Agreement.

Prior to the Sale, we managed the PSN and the HMO as separate business segments.   Subsequent to the Sale, we operate only the PSN business.

NOTE 3       RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), and other U.S. generally accepted accounting principles. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The requirements of this FSP are effective for the Company’s 2009 fiscal year and are not expected to have a material impact on our consolidated financial statements.

In February, 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays for one year the effective date of FASB Statement No. 157 (“FAS 157”), Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157, which became effective for fiscal years beginning after November 15, 2007 (and for interim periods within those years). The requirements of FSP No. 157-2 are effective for the Company’s 2009 fiscal year and are not expected to have a material impact on our consolidated financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 141(R) (“Statement No. 141(R)”) which replaces FASB Statement No. 141, Business Combinations (“Statement No. 141”).   Statement No. 141(R) fundamentally changes many aspects of existing accounting requirements for business combinations.  It requires, among other things, the accounting for any entity in a business combination to recognize the full value of the assets acquired and liabilities assumed in the transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. Statement No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Statement No. 141(R) retains the guidance in Statement No. 141 for identifying and recognizing intangible assets separately from goodwill. If we enter into any business combination after the adoption of Statement No. 141(R), a transaction may significantly impact our financial position and earnings, but not cash flows, compared to acquisitions prior to the adoption of Statement No. 141(R). We adopted Statement No. 141(R) on January 1, 2009.

On April 1, 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies, (“FAS 141(R)-1”).  FAS 141(R)-1 amends Statement No. 141(R) to require that assets acquired and liabilities assumed in a business combination that arise from contingencies (a “pre-acquisition contingency”) be recognized at fair value in accordance with FAS 157, if the fair value can be determined during the measurement period.  If the fair value of a pre-acquisition contingency cannot be determined during the measurement period, FAS 141(R)-1 requires that the contingency be recognized at the acquisition date in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of Loss.  FAS 141(R)-1 has the same effective date as Statement No. 141(R).

In December 2007, FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements: an Amendment of ARB No. 51 was issued by the FASB.  Statement No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of Statement No. 141(R), Business Combinations.  We adopted Statement No. 160 on January 1, 2009.

NOTE 4        REVENUE

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

Periodically we receive retroactive adjustments to the premiums paid to us based on the updated health status of our customers (known as a medical risk adjustment or “MRA” score).  The factors considered in this update include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program.  In addition, the number of customers for whom we receive capitation fees may be retroactively adjusted due to enrollment changes not yet processed or reported. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded.  We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is available, the collectibility of the amount is reasonably assured, or the likelihood of repayment is probable.

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

NOTE 5        MEDICAL EXPENSE

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

As of March 31, 2009, we estimate that our medical claims cost for services provided prior to December 31, 2008 will be approximately $134,000 greater than the amount originally estimated, resulting in an unfavorable development.   This increases the medical expense ratio for the three month period ended March 31, 2009 by 0.2%.

As of March 31, 2008, we estimated that our medical claims cost for services provided prior to December 31, 2007 would be approximately $1.1 million less than the amount originally estimated, resulting in a favorable development.   This reduced the medical expense ratio for the three month period ended March 31, 2008 by 1.5%. Of this amount, $86,000 of favorable development related to the PSN and $1.1 million of favorable development related to the HMO.

At March 31, 2009, we determined that the range for estimated medical claims payable was between $26.0 million and $29.3 million and we recorded a liability at the actuarial mid-range of $27.9 million.  Based on historical results, we believe that the actuarial mid-range represents the best estimate of the ultimate liability.  This amount is included within the Due from Humana in the accompanying condensed consolidated balance sheets.

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

NOTE 6     PRESCRIPTION DRUG BENEFITS UNDER MEDICARE PART D

We provide prescription drug benefits to our Medicare Advantage customers in accordance with the requirements of Medicare Part D. The benefits covered under Medicare Part D are in addition to the benefits covered by the PSN under Medicare Parts A and B.   We recognize premium revenue for the provision of Part D insurance coverage ratably.

The Part D Payment is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the estimated prescription  drug benefit costs (“Estimated Costs”) to actual  prescription  drug benefit  incurred costs (the "Actual  Costs").  To the extent the Actual Costs exceed the Estimated Costs by more than the risk corridor, we may receive additional payments.  Conversely, to the extent the Estimated Costs exceed the Actual Costs by more than the risk corridor, we may be required to refund a portion of the Part D Payment. We estimate and recognize an adjustment to premium revenue based upon pharmacy claims experience to date as if the contract to provide Part D coverage were to end at the end of each reporting period.  Accordingly, this estimate does not take into consideration projected future pharmacy claims experience.  It is reasonably possible that this estimate could change in the near term by an amount that could be material. Since these amounts represent additional premium or premium that is to be returned, any adjustment is recorded as an increase or decrease to revenue. The final settlement for the Part D program occurs in the subsequent year.

At March 31, 2009, we estimate that there will be no liability for excess Part D payments related to first quarter 2009 premiums.

We estimated that in the first quarter of 2008 the PSN would have a $500,000 liability for excess Part D payments related to 2008’s first quarter premiums and the HMO would have a liability of approximately $107,000.

NOTE 7        INCOME TAXES

We applied an estimated effective income tax rate of 38.8% and 37.6% for the three months ended March 31, 2009 and 2008, respectively.

We are subject to income taxes in the U.S. federal jurisdiction and the state of Florida.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.  We have utilized all of our available net operating loss carryforwards, including net operating loss carryforwards related to years prior to 2005.  These net operating losses are open for examination by the relevant taxing authorities.  Upon adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, we evaluated our tax positions with regard to these years.  The statute of limitations for the federal and Florida 2005 tax years will expire in the next twelve months.

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

	Three months ended March 31,
	2009	2008
Net income (loss)	$4,034,000	$(338,000)
Less: Preferred stock dividend	(13,000)	(13,000)
Income (loss) available to common stockholders	$4,021,000	$(351,000)
Denominator:
Weighted average common shares outstanding	47,116,000	51,185,000
Basic earnings (loss) per common share	$0.09	$(0.01)

Income (loss) available to common stockholders, diluted	$4,021,000	$(351,000)
Add: Preferred stock dividend	13,000	-
	$4,034,000	$(351,000)

Denominator:
Weighted average common shares outstanding	47,116,000	51,185,000
Common share equivalents of outstanding stock:
Convertible preferred stock	881,000	-
Unvested restricted stock	143,000	-
Options	165,000	-
Weighted average common shares outstanding	48,305,000	51,185,000
Diluted earnings (loss) per common share	$0.08	$(0.01)

The following securities were not included in the computation of diluted loss per share at March 31, 2009 and 2008 as their effect would be anti-dilutive:

	Three Months Ended March 31,
Security Excluded From Computation	2009	2008
Stock Options	3,921,000	4,360,000
Convertible Preferred Stock	-	5,000
Unvested restricted stock	342,000	636,000

NOTE 9       STOCKHOLDERS’ EQUITY

In October 2008, we announced that the Board of Directors authorized the repurchase of up to 10 million shares of our outstanding common stock.  During the three months ended March 31, 2009, we repurchased 1.5 million shares for $2.2 million.  Since we commenced making stock repurchases on October 6, 2008, as of March 31, 2009, we have repurchased 5.7 million shares for $9.9 million.  We cancel the stock that has been repurchased and reduce common stock and paid-in capital for the acquisition price of the stock.

During the three months ended March 31, 2008, we issued 25,000 shares of common stock in connection with the exercise of stock options.

During the first quarter of 2009, we issued 366,700 restricted shares of common stock and options to purchase 1.4 million shares of common stock to employees.  The restricted shares and stock options vest in equal annual installments over a four-year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the day preceding the grant date.  Compensation expense related to the restricted stock and options is recognized ratably over the vesting period.

NOTE 10 - INVESTMENTS

Investments

Investment securities at March 31, 2009 consisted of U.S. Treasury securities, municipal bonds and corporate debt.  The Company classifies its debt securities as trading and does not classify any securities as available-for-sale or held to maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Available-for-sale securities are all securities not classified as trading or held to maturity.  Cash and cash equivalents that have been set aside to invest in trading securities are classified as investments.

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

NOTE 11      COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In March 2009, we settled our ongoing litigation with Noel J. Guillama, who served as our President, Chairman of the Board and Chief Executive Officer from January 1996 thorough February 2000. The dispute involved 1.5 million restricted shares of common stock (the "Restricted Shares") issued to Mr. Guillama in connection with his personal guarantee of a Company line of credit in 1999.  We repaid the line of credit and expected, based on documentation signed by Mr. Guillama, the Restricted Shares issued as collateral to be returned to us. In his complaint, filed on March 13, 2007, Mr. Guillama alleged that we breached an agreement to remove the transfer restrictions from these Restricted Shares.  We have paid Mr. Guillama $50,000 in cash for the return of the Restricted Shares and in full settlement of all claims.  We have never reflected these shares as issued or outstanding in the accompanying condensed consolidated balance sheets or in the computations of earnings per share and, accordingly, the settlement does not have any impact on our outstanding share count.

We are a party to various legal proceedings which are either immaterial in amount to us or involve ordinary routine litigation incidental to our business and the business of our subsidiaries.  There are no material pending legal proceedings, other than routine litigation incidental to our business to which we are a party or of which any of our property is the subject.

Sale of HMO

The sale price of the HMO is subject to positive or negative post-closing adjustment based upon the difference between the HMO’s estimated closing net equity, which was approximately $5.1 million, and the HMO’s actual net equity as of the Closing Date as determined nine months following the Closing Date (the “Closing Net Equity”).  In addition to this Purchase Price adjustment, the Stock Purchase Agreement requires that the Humana Plan reconcile any changes in CMS Part D payments and Medicare payments received by the HMO after the Closing Date for services provided prior to the Closing Date to the amounts recorded for such items as part of the Closing Net Equity determination.  The net amount of such reconciliations is expected to be substantially determined in 2009 and will be paid to the Company or the Humana Plan, as applicable.  The ultimate settlements, if any, will increase or decrease the gain on the sale of the HMO. At March 31, 2009 we are not aware of any significant adjustments that would impact the recorded gain.

Guarantees

In connection with the sale of the assets of our pharmacy division in 2003, the purchaser of the pharmacy assets agreed to assume our obligation under a lease which ran through 2012.  In the event of the purchaser’s default, we could be responsible for future lease payments totaling approximately $416,000 at March 31, 2009.  We are not currently aware of any defaults.

NOTE 12      PHYSICIAN PRACTICE ACQUISITION

Effective as of April 13, 2009, Metcare of Florida, Inc., the Company's wholly owned subsidiary, entered into a Definitive Agreement to acquire the assets and assume certain liabilities of one of our contracted independent primary care physician practices in the Central Florida market for approximately $1.9 million.

NOTE 13      BUSINESS SEGMENT INFORMATION

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

Effective with the Sale, we operate only the PSN segment and, since we operated in only one segment during the three months ended March 31, 2009 segment information is not presented for this period.  Segment information as of and for the period ended March 31, 2008, follows:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO.

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

Specifically, this report contains forward-looking statements, including statements regarding the following topics:

•	the ability of our PSN to renew those Humana Agreements (as defined below) with one-year renewable terms and maintain all of the Humana Agreements on favorable terms;

•	our ability to make reasonable estimates of Medicare retroactive premium adjustments; and

•	our ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported (“IBNR”) claims.

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.  The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	reductions in government funding of the Medicare program and changes in the political environment that may affect public policy and have an adverse impact on the demand for our services;

•	the loss of or material, negative price amendment to significant contracts;

•	disruptions in the PSN’s or Humana's healthcare provider networks;

•	failure to receive accurate and timely claims processing, billing services, data collection and other information from Humana;

•	future legislation and changes in governmental regulations;

•	increased operating costs;

•	reductions in premium payments to Medicare Advantage plans;

•	the impact of Medicare Risk Adjustments on payments we receive from Humana;

•	the impact of the Medicare prescription drug plan on our operations;

•	general economic and business conditions;

•	increased competition;

•	the relative health of our customers;

•	changes in estimates and judgments associated with our critical accounting policies;

•	federal and state investigations;

•	our ability to successfully recruit and retain key management personnel and qualified medical professionals;

•	impairment charges that could be required in future periods; and

•	Our ability to successfully integrate any physician practices that we acquire.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission (the “Commission”), including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

BACKGROUND

Through our PSN, we provide and arrange for medical care primarily to Medicare Advantage beneficiaries in various counties in the State of Florida who have enrolled in health plans primarily operated by Humana, Inc. (“Humana”) or its subsidiaries, one of the largest participants in the Medicare Advantage program in the United States.  We operate the PSN through our wholly owned subsidiary, Metcare of Florida, Inc.  As of March 31, 2009, the PSN provided healthcare benefits to approximately 34,900 Medicare Advantage beneficiaries.  Until the end of August 2008, we also operated a health maintenance organization (the “HMO”) which provided healthcare benefits to Medicare Advantage beneficiaries in 13 Florida counties.  The HMO was sold to Humana Medical Plan, Inc. on August 29, 2008.

Our Agreements with Humana

The PSN currently operates under three network agreements with Humana (collectively, the “Humana Agreements”) pursuant to which the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in certain Florida counties who have elected to receive benefits under a Humana Medicare Advantage HMO Plan (“Humana Plan Customers”).  Collectively, the Humana Agreements cover 27 counties within the State of Florida and, at March 31, 2009, we serve Humana Plan Customers in 19 counties and we may develop operations in several  of the others in 2009.  We entered into the most recent of these network agreements (“the IPA Agreement”) in connection with the sale of the HMO.  The IPA agreement has a five-year term and covers the 13 Florida counties where the HMO operated at the time of its sale to the Humana Plan.  As a result of the sale of the HMO and the IPA Agreement, the customer base of the PSN grew by approximately 7,400 customers upon the closing of the transaction.

Humana directly contracts with the Centers for Medicare & Medicaid Services (“CMS”) and is paid a monthly premium payment for each Humana Plan Customer.   Among other factors, the monthly premium varies by customer, county, age and severity of health status.  Pursuant to the Humana Agreements, the PSN provides or arranges for the provision of covered medical services to each Humana Plan Customer who selects one of the PSN physicians as his or her primary care physician (a “Humana Participating Customer”).  In return for the provision of these medical services, the PSN receives from Humana a fee for each Humana Participating Customer.  The fee rates are established by the Humana Agreements and represent a substantial percentage of the monthly premiums received by Humana from CMS with respect to Humana Participating Customers.

Our PSN assumes full responsibility for the provision or management of all necessary medical care for each of the approximately 34,700 Humana Participating Customers covered by the Humana Agreements, even for services we do not provide directly.  For the approximately 6,100 Humana Participating Customers covered under our network agreement covering Miami-Dade, Broward and Palm beach counties, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. For the remaining 28,600 Humana Participating Customers covered under our other two network agreements, our PSN is responsible for the cost of all medical care provided. To the extent the costs of providing such medical care are less than the related fees received from Humana; our PSN generates a gross profit.  Conversely, if medical expenses exceed the fees received from Humana, our PSN experiences a deficit in gross profit.

Substantially all of our PSN’s revenue is generated from the Humana Agreements.  We do receive additional revenue pursuant to the CarePlus Agreement (described below) and, in the medical practices we own and operate, by providing primary care services to non-Humana or CarePlus Participating Customers on a fee-for-service basis.

CMS recently announced that it will reduce the premiums paid to Medicare Advantage Plans in 2010 by between 4% and 5% starting in 2010.  In addition, in February 2009, CMS announced its expectation that annual health spending will increase by 6.2% between 2008 and 2018.  We believe that the impact of the anticipated premium reduction and increased costs will be, to some degree, mitigated by, among other things, reduced benefit offerings, increased co-pays and deductibles, and improved risk score compliance.   While we are unable to predict what, if any, impact the 2010 premium decrease, coupled with the uncertainties of broader healthcare reform efforts that have been initiated by the current administration, will have on our consolidated results of operations in the future, these uncertainties have caused us to more sharply focus on the profitability of our existing markets and operations and to re-evaluate various growth initiatives and strategies.

Our agreement with CarePlus

Effective as of August 1, 2007, our PSN entered into a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage HMO in Florida.  CarePlus is a wholly-owned subsidiary of Humana.  Pursuant to the CarePlus Agreement the PSN has the right to manage, on a non-exclusive basis, healthcare services to Medicare beneficiaries in 22 Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans (each, a “CarePlus Plan Customer”).  Like Humana, CarePlus directly contracts with CMS and is paid a monthly premium payment for each CarePlus Plan Customer.  In return for managing these healthcare services, the PSN receives a monthly network administration fee for each CarePlus Participating Customer.  Effective on September 1, 2009 in nine of the counties covered by the CarePlus Agreement and on January 31, 2010 in 13 of the counties covered by the CarePlus Agreement, the PSN will begin to receive a capitation fee from CarePlus and will assume full responsibility for the cost of all medical services provided to each CarePlus Participating Customer.  The capitation fee represents a substantial portion of the monthly premium CarePlus is to receive from CMS.

In nine of the counties covered by the CarePlus Agreement, including Miami-Dade, Broward, Palm Beach, Orange, Osceola, Seminole, Pasco, Pinellas and Hillsborough counties, the PSN physicians who provide services to the Humana Participating Customers are not allowed to provide services to CarePlus Participating Customers.  In these counties, the PSN must (i) locate and contract with new independent primary care physician practices and/or (ii) acquire or establish and operate its own physician practices to service the CarePlus Participating Customers.  In the remaining counties covered by the CarePlus Agreement, the PSN is allowed to use the PSN physicians who provide services to the Humana Participating Customers.

The CarePlus Agreement covered 235 CarePlus Participating Customers at March 31, 2009 and 85 CarePlus Participating Customers at March 31, 2008.  We have operations in  six of the counties covered by the CarePlus Agreement as of March 31, 2009.

Our Physician Network

We have built our PSN physician network by contracting with independent primary care physician practices (each, an “IPA”) for their services and by acquiring and operating our own physician practices.  Through the Humana Agreements, we have established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout the counties covered by the Humana Agreements.

Effective as of April 13, 2009, Metcare of Florida, Inc., the Company's wholly owned subsidiary, entered into a Definitive Agreement to acquire the assets and assume certain liabilities of one of our contracted independent primary care physician practices in the Central Florida market for approximately $1.9 million.

Health Maintenance Organization

As discussed above, on the Closing Date, we completed the sale of all of the outstanding capital stock of the HMO to the Humana Plan.  The following discussion generally summarizes the HMO’s business as operated by us prior to its sale.

At the time of its sale, the HMO was offering its Medicare Advantage health plan in 13 Florida counties. Our Medicare Advantage plan covered Medicare eligible customers who resided at least six months or more in the service area and offered more expansive benefits than those offered under the traditional Medicare fee-for-service plan. Through our Medicare Advantage plan, we had the flexibility to offer benefits not covered under traditional fee-for-service Medicare. These benefits were designed to be attractive to seniors and included prescription drug benefits, eye glasses, hearing aids, dental care, over-the-counter drug plans and health club memberships. In addition we offered a “special needs” zero premium, zero co-payment plan to dual-eligible individuals (as that term is defined by CMS) in our markets.

The HMO’s Medicare Advantage customers did not pay a monthly premium in 2008.  The HMO’s customers were subject to co-payments and deductibles, depending upon the market and benefit. Except in limited cases, including emergencies, our HMO customers were required to use primary care physicians within the HMO’s network of providers and generally received referrals from their primary care physician in order to see a specialist or ancillary provider.

Pursuant to the agreement between the HMO and CMS (the “CMS Contract”),  the HMO had agreed to provide services to Medicare beneficiaries pursuant to the Medicare Advantage program. Under the CMS Contract, CMS paid the HMO a capitation payment based on the number of customers enrolled, which payment was adjusted for demographic and health risk factors. Inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs were also considered in the calculation of the fixed capitation payment by CMS.

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

Insurance Arrangements

We rely upon insurance to protect us from many business risks, including medical malpractice, errors and omissions and certain significantly higher than average customer medical expenses.  For example, to mitigate our exposure to high cost medical claims, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  For 2009, our deductible per customer per year for the PSN is $40,000 in Miami-Dade, Broward and Palm Beach counties and $200,000 in the other counties in which we operate, with a maximum benefit per customer per policy period of $1.0 million.  Although we maintain insurance of the types and in the amounts that we believe are reasonable, there can be no assurances that the insurance policies maintained by us will insulate us from material expenses and/or losses in the future.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies

A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

Summary

During the three months ended March 31, 2009 we operated only the PSN business segment as we sold the HMO on August 29, 2008.  During the first quarter of 2008, we operated in two business segments, the PSN business and the HMO business.

Our operating results for the first quarter of 2009 showed substantial improvement as compared to the first quarter of 2008.  For the first quarter of 2009, our net income was $4.0 million or $0.09 per basic share and $0.08 per diluted share compared to a net loss of $337,900 or $(0.01) per basic and diluted share for the first quarter of 2008.  This improvement is primarily attributable to:

•
a $14.4 million, or 19.0%, increase in our consolidated revenue, from $76.0 million in the first quarter of 2008 to $90.4 million in the first quarter of 2009, resulting mainly from a 5.9% increase in our consolidated customer base, an increase in the base premium of approximately 3.5% and an increase in the weighted average risk score of our members between the first quarter of 2008 and the first quarter of 2009 of approximately 12% ; and

•	a $3.7 million, or 44.6%, decrease in our operating expenses, from $8.3 million in the first quarter of 2008 to $4.6 million for the first quarter for 2009, resulting mainly from our sale of the HMO.

Partially offsetting the impact on our net income of the above items was an increase in our medical claims expense in the first quarter of 2009 as compared to the first quarter of 2008.  Consolidated medical expense for the 2009 first quarter was $79.5 million, an increase of $11.1 million over the 2008 first quarter medical expense of $68.4 million.  The increase in costs is primarily attributable to the growth in our customer base as well as increasing medical costs and utilization. However, our ratio of medical expense to revenue (“Medical Expense Ratio” or “MER”) of 87.9% in the first quarter of 2009 compares favorably to the MER of 90.0% in the first quarter of 2008.

Our gross profit was $10.9 million for the first three months of 2009 as compared to $7.6 million for the first three months of 2008, an increase of $3.3 million or 43.3%.

Customer months, the aggregate number of months of healthcare service provided to our customers during the applicable period, with one month of service to one customer counting as one customer month, increased to approximately 105,500 in the first quarter of 2009 from approximately 98,600 in the first quarter of 2008, an increase of approximately 6,900 customer months.

Income before income tax expense for the first quarter of 2009 was $6.6 million compared to a loss before income tax benefit of $542,000 in the first quarter of 2008.  The increase in the income before income tax expense between the quarters is primarily a result of the increased gross profit and reduced operating expenses discussed above.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN as of March 31, 2009 and through the PSN and the HMO as of March 31, 2008 and (ii) the aggregate customer months of the PSN for the first quarter of 2009 and for the PSN and the HMO for the first quarter of 2008.

Through the IPA Agreement, our PSN began providing services to the customers of our HMO following its sale to the Humana Plan.

	March 31, 2009		March 31, 2008
	Customers at End of Period	Customer Months For Quarter	Customers at End of Period	Customer Months for Quarter	Percentage Change in Customer Months Between Quarters
PSN	34,900	105,500	25,800	77,400	36.3%
HMO	-	-	7,200	21,200	-100.0%
Total	34,900	105,500	33,000	98,600	7.0%

The increase in total customer months for 2009 as compared to 2008 is primarily a result of the following:

•
On January 1, 2009, we commenced service to approximately 1,000 Humana Participating Customers who utilized a special election period to transition to a Humana Medicare Advantage HMO plan from a healthcare plan that is now being liquidated and

•
the net effect of new enrollments and disenrollments, deaths, customers moving from the covered areas, customers transferring to another physician practice or customers making other insurance selections.

Revenue

The following table provides a breakdown of our sources of revenue by segment for the 2009 first quarter and the 2008 first quarter:

	Three Months Ended March 31		$	%
	2009	2008	Increase (Decrease)	Change

PSN revenue from Humana	$90,107,000	$57,245,000	$32,862,000	57.4%
PSN fee-for-service revenue	334,000	474,000	(140,000)	-29.5%
Total PSN revenue	90,441,000	57,719,000	32,722,000	56.7%
Percentage of total revenue	100.0%	75.9%
HMO revenue	-	18,295,000	(18,295,000)	-100.0%
Percentage of total revenue	0.0%	24.1%
Total revenue	$90,441,000	$76,014,000	$14,427,000	19.0%

The average premium we received per customer per month (“PCPM”) on a consolidated basis in the 2009 first quarter was approximately $857 as compared to $770 in the first quarter of 2008.  This PCPM premium increase is primarily a result of an increase in the base premium paid by CMS in 2009 of approximately 3.5% and an increase in the average Medicare risk score of our customers between the first quarter of 2008 and the first quarter of 2009 of approximately 12%.  These premium increases were partially offset by a reduction in the percentage of the CMS premium we receive for customers of our former HMO.  More specifically, prior to the sale of the HMO in August 2008, we received 100% of the premium paid by CMS for the HMO’s customers.  Following the sale of the HMO and under the related IPA Agreement, we receive a percentage of the CMS premium received by Humana for  care for these customers through our PSN.

We have invested in people and processes to assure that our customers are assigned the proper risk scores. These processes include ongoing training of medical staff responsible for coding and routine auditing of patient charts to assure risk-coding compliance.   Customers with higher risk codes generally require more healthcare resources than those with lower risk code.  Proper coding assures that we receive premiums consistent with the cost of treating these customers. Our efforts related to coding compliance are ongoing and we continue to commit additional resources to this important discipline.

Premiums paid to us are retroactively adjusted based on the updated health status of our customers (known as a Medicare Risk Adjustment or “MRA”).  We record an estimate of the retroactive MRA premium that we expect to receive in subsequent periods.  Included in revenue in the first quarter of 2009 and 2008 is an estimate for retroactive receivable related to that quarter of $6.8 million and $486,000, respectively.

The PSN’s most significant source of revenue during both the 2009 and 2008 first quarters was the premium revenue generated pursuant to the Humana Agreements (the “Humana Related Revenue”).  The Humana Related Revenue increased from $57.2 million in the 2008 first quarter to $90.1 million in the 2009 first quarter, an increase of approximately 57.4%.  The significant increase in the Humana revenue is a result of the PSN’s subsequent provision of services under the IPA Agreement to the customers of the HMO following the Sale of the HMO to the Humana Plan.

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

Total medical expenses and the MER for the three month periods ended March 31 are as follows:

	2009	2008
	Consolidated (PSN Only)	HMO	PSN	Consolidated

Estimated medical expense for the quarter, excluding prior period claims development	$79,372,000	$17,611,000	$51,920,000	$69,531,000
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	$134,000	$(1,056,000)	$(86,000)	$(1,142,000)
Total medical expense for quarter	$79,506,000	$16,555,000	$51,834,000	$68,389,000

Medical Expense Ratio for quarter	87.9%	90.5%	89.8%	90.0%

Medical Expense PCPM	$754	$780	$669	$693

In the table above, favorable adjustments to amounts we recorded in prior periods for estimated medical claims payable appear in parentheses while unfavorable adjustments do not appear in parentheses.  Favorable adjustments reduce total medical expense for the respective applicable period and unfavorable claims development increases total medical expense for the applicable period.

The Medical Expense Ratio is impacted by both revenue and expense.  Retroactive adjustments of prior period’s premiums that are recorded in the current period impact the MER of that period.  If the retroactive adjustment increases premium revenue then the impact reduces the MER for the period.  Conversely, if the retroactive adjustment reduces revenue, then the MER for the period is higher.  These retroactive adjustments include, among other things, the mid-year and annual MRA adjustments and settlement of Part D program premiums.  In addition, actual medical claims expense usually develops differently than estimated during the period.  Therefore, the reported MER shown in the above table will likely change as additional claim development occurs.  Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense and the MER for the current period.  Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases total reported medical expense and the MER for the current period.

A change in either revenue or medical claims expense of approximately $900,000 impacts the consolidated MER by 1% in the first quarter of 2009 while a change of approximately $760,000 impacts the consolidated MER by 1% in the first quarter of 2008.

Total Medical Expense

Total  medical expense was $79.5 million and $68.4 million for the 2009 and 2008 first quarters, respectively. Approximately $75.9 million or 95.5% of our total medical expense in the 2009 first quarter and $65.2 million or 95.4% of total medical expense in the 2008 first quarter are attributable to direct medical services such as inpatient and outpatient services, pharmacy benefits and physician services by non-affiliated providers.  The increase in the 2009 quarter was primarily due to the increase in the number of customers and higher medical costs. Our consolidated MER decreased from 90.0% in the 2008 first quarter to 87.9% in the 2009 first quarter.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, total medical expense includes the cost of medical services provided to Humana Participating Customers by providers other than the PSN’s affiliated providers (“Non-Affiliated Providers”).

Medical center costs include the salaries, taxes and benefits of the PSN’s employed health professionals and staff providing primary care services, as well as the costs associated with the operations of those practices.  Approximately $3.6 million of our total medical expenses in 2009 related to physician practices we own as compared to $3.2 million in 2008.

As of March 31, 2009, we estimated that our medical claims cost for services provided prior to December 31, 2008 will be approximately $134,000 greater than the amount originally estimated, resulting in an unfavorable claims development.   This increases the medical expense ratio for the three month period ended March 31, 2009 by 0.2%.

As of March 31, 2008, we estimated that our medical claims cost for services provided prior to December 31, 2007 would be approximately $1.1 million less than the amount originally estimated, resulting in a favorable development.   This reduced the medical expense ratio for the three month period ended March 31, 2008 by 1.5%. Of this amount, $86,000 of favorable development related to the PSN and $1.1 million of favorable development related to the HMO.

At March 31, 2009, we determined that the range for estimated medical claims payable was between $26.0 million and $29.3 million and we recorded a liability of $27.9 million.  Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Operating Expenses

	2009	2008	(Decrease)	Change

Payroll, payroll taxes and benefits	$2,709,000	$3,752,000	$(1,043,000)	-27.8%
Percentage of total revenue	3.0%	4.9%
General and administrative	1,826,000	3,131,000	(1,305,000)	-41.7%
Percentage of total revenue	2.0%	4.1%
Marketing and advertising	39,000	1,368,000	(1,329,000)	-97.1%
Percentage of total revenue	0.0%	1.8%
Total operating expenses	$4,574,000	$8,251,000	$(3,677,000)	-44.6%

Payroll, Payroll Taxes and Benefits

In 2009, payroll, payroll taxes and benefits include salaries and benefits for our executive and administrative personnel.  In 2008, these costs also included the salaries and benefits of the HMO’s administrative staff, as well as salaries and sales commissions of the employed members of the HMO’s sales staff.  For the 2009 first quarter, payroll, payroll taxes and benefits were $2.7 million compared to $3.7 million for the 2008 first quarter, a decrease of approximately $1.0 million.  The decrease is primarily a result of a $1.6 million decrease in payroll cost associated with the sale of the HMO.  The decrease was partially offset by an increase in the PSN’s payroll costs, most of which related to the increase in personnel that was required to manage the increased number of customers serviced under the IPA Agreement.

General and Administrative

General and administrative expenses for the 2009 first quarter totaled $1.8 million, a decrease of $1.3 million or 41.7% over the 2008 first quarter.  General and administrative expenses associated with the HMO decreased $1.4 million in the first quarter of 2009 as compared to 2008 as a result of the sale of the HMO.

Marketing and Advertising

As a result of the sale of the HMO, our marketing and advertising costs were significantly reduced from $1.4 million in the first quarter of 2008 to $39,000 in the first quarter of 2009.

Other Income

We realized other income of $235,000 in the 2009 first quarter as compared to $84,000 in the 2008 first quarter.  Investment income in the 2009 first quarter increased by $151,000 over the 2008 first quarter.  Realized and unrealized losses in our investment portfolio were approximately $29,000 in the 2009 first quarter as compared to approximately $265,000 in the first quarter of 2008.

Income taxes

Our effective income tax rate was 38.8% and 37.6% in the first quarter of 2009 and 2008, respectively.    The effective income tax rate applied for the first quarter of 2009 is the same as the full year effective rate for 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at March 31, 2009 were approximately $34.9 million as compared to approximately $36.3 million at December 31, 2008.  We had a working capital surplus of approximately $36.7 million as of March 31, 2009 and $34.5 million at December 31, 2008.

Our total stockholders’ equity was approximately $44.9 million at March 31, 2009 and $42.8 million at December 31, 2008.  The $2.1 million increase was primarily a result of our net income reduced by the cost of shares acquired under our stock repurchase plan.

In October 2008, we announced the repurchase of up to 10 million shares of our outstanding common stock.  We commenced making repurchases on October 6, 2008 and, as of March 31, 2009 we have repurchased 5.7 million shares for $9.9 million.   During the first quarter of 2009, we repurchased 1.5 million shares for $2.2 million a per share cost of $1.48. Between April 1, 2009 and April 21, 2009, we repurchased an additional 459,000 shares for $708,000.  The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to the Company and regulatory requirements.

At March 31, 2009, we had no outstanding debt.  However, as of such date, as discussed below, we have a credit line that secures a $2.0 million letter of credit issued in favor of Humana.

During the first quarter of 2009, our cash and equivalents decreased $207,000 over the balance at December 31, 2008.   Net cash provided by operating activities during the quarter was approximately $881,000 in cash and equivalents.  Large sources of cash from operating activities were:

•	net income for the quarter of $4.0 million;
•	an increase in income taxes payable of $1.4 million;
•	share based compensation expense of $247,000;
•	non-cash depreciation and amortization expense of $220,000 and
•	a decrease in other assets of $212,000;

These sources of cash were partially offset by the following uses of cash:

•	an increase in due from Humana of $5.0 million and
•	a decrease in accrued payroll and payroll taxes of $601,000.

The increase in the due from Humana substantially relates to the receivable we recorded in the first quarter of 2009 of approximately $6.8 million for the estimate of the retroactive MRA premium that we expect to receive in August 2009.  In addition, the due from Humana includes a $3.1 million receivable for the estimated retroactive MRA premium for 2008 that we expect to collect in the summer of 2009.

Net cash provided by investing activities for the quarter ended March 31, 2009 was approximately $1.2 million which primarily related to the sale of some of our short-term investments.

Net cash used in financing activities for the quarter ended March 31, 2009 was approximately $2.2 million for the repurchase of our common stock, in accordance with the stock purchase program.

As of December 31, 2008, we had an unsecured one year commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $2.0 million.  The line of credit expires with respect to $1.0 million in August 2009 and with respect to the balance in March 2010.  Any outstanding balance on these lines of credit bears interest at the bank’s prime rate plus 3.25%.  Should we borrow against this line of credit, the credit facility requires us to comply with certain financial covenants, including a minimum liquidity requirement.  The availability under the lines of credit secures a $2.0 million letter of credit that is issued in favor of Humana.

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

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue and EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired.  We also consider the market value of our own stock and those of companies similar to ours.   At March 31, 2009, we believe our intangible assets are recoverable; however, changes in the economy, the business in which we operate, and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended March 31, 2009.

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

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 2009, we settled our ongoing litigation with Noel J. Guillama, who served as our President, Chairman of the Board and Chief Executive Officer from January 1996 thorough February 2000. The dispute involved 1.5 million restricted shares of common stock (the "Restricted Shares") issued to Mr. Guillama in connection with his personal guarantee of a Company line of credit in1999.  We repaid the line of credit and expected, based on documentation signed by Mr. Guillama, the Restricted Shares issued as collateral to be returned to us. In his complaint, filed on March 13, 2007, Mr. Guillama alleged that we breached an agreement to remove the transfer restrictions from these Restricted Shares.  We have paid Mr. Guillama $50,000 in cash for the return of the Restricted Shares and in full settlement of all claims.  We have never reflected these shares as issued or outstanding in the accompanying condensed consolidated balance sheets or in the computations of earnings per share accordingly, the settlement does not have any impact on our outstanding share count.

We are a party to various legal proceedings which are either immaterial in amount to us or involve ordinary routine litigation incidental to our business and the business of our subsidiaries.  There are no material pending legal proceedings, other than routine litigation incidental to our business to which we are a party or of which any of our property is the subject.

ITEM 1A.  RISK FACTORS

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 other than as set forth herein.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Common stock repurchases under our authorized plan during the first quarter of 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1, 2009 - January 31, 2009	563,736	$1.54	4,755,534	5,244,466
February 1, 2009 - February 28, 2009	322,594	$1.57	5,078,128	4,921,872
March 1, 2009 - March 31, 2009	627,718	$1.35	5,705,846	4,294,154

(1)
On October 3, 2008, we announced a stock repurchase plan pursuant to which our Board of Directors authorized us to repurchase up to 10 million shares of our common stock.  The plan does not have a scheduled expiration date.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

METROPOLITAN HEALTH NETWORKS, INC.
Registrant

Date: April 29, 2009	/s/ Michael M. Earley
Michael M. Earley
Chairman, Chief Executive Officer

/s/ Robert J. Sabo
Robert J. Sabo
Chief Financial Officer