Form 10-Q
period 2009-06-30
METROPOLITAN HEALTH NETWORKS INC
filed 2009-08-05
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐                                      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                      No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $.001 par value per share	45,611,294 shares

Metropolitan Health Networks, Inc.

Index

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31,
	(unaudited)	2008

ASSETS
CURRENT ASSETS
Cash and equivalents	$3,756,480	$2,701,243
Investments, at fair value	25,945,647	33,641,140
Accounts receivable, net	712,856	286,003
Due from Humana	9,125,953	2,823,355
Inventory	175,826	315,811
Prepaid expenses	860,048	570,792
Deferred income taxes	954,342	262,874
Other current assets	191,224	266,007
TOTAL CURRENT ASSETS	41,722,376	40,867,225

PROPERTY AND EQUIPMENT, net	1,249,353	1,336,094
RESTRICTED CASH	1,413,305	1,408,089
DEFERRED INCOME TAXES	1,112,896	980,842
OTHER INTANGIBLE ASSETS, net	1,019,751	1,184,142
GOODWILL, net	2,587,332	2,587,332
OTHER ASSETS	763,216	780,631
TOTAL ASSETS	$49,868,229	$49,144,355

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$337,324	$483,621
Accrued payroll and payroll taxes	1,509,154	2,288,224
Income taxes payable	1,261,316	1,865,926
Accrued termination costs of HMO administrative services agreement	-	1,080,000
Accrued expenses	1,033,547	621,854
TOTAL CURRENT LIABILITIES	4,141,341	6,339,625

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; stated value $100 per share;
10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
45,753,394 and 48,251,395 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	45,753	48,251
Additional paid-in capital	33,387,539	37,649,331
Retained earnings	11,793,596	4,607,148
TOTAL STOCKHOLDERS' EQUITY	45,726,888	42,804,730
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,868,229	$49,144,355

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$177,516,763	$158,225,536	$87,076,031	$82,211,038

MEDICAL EXPENSE
Medical claims expense	150,470,830	132,450,182	74,624,933	67,213,177
Medical center costs	7,213,369	6,389,936	3,553,716	3,238,402
Total Medical Expense	157,684,199	138,840,118	78,178,649	70,451,579
GROSS PROFIT	19,832,564	19,385,418	8,897,382	11,759,459

OPERATING EXPENSES
Payroll, payroll taxes and benefits	5,161,418	7,014,102	2,452,323	3,261,665
General and administrative	3,568,027	5,582,621	1,741,769	2,451,525
Marketing and advertising	83,758	1,600,527	44,711	232,424
Total Operating Expenses	8,813,203	14,197,250	4,238,803	5,945,614
OPERATING INCOME BEFORE GAIN ON SALE OF HMO	11,019,361	5,188,168	4,658,579	5,813,845

Gain on sale of HMO subsidiary	445,000	-	445,000	-
OPERATING INCOME	11,464,361	5,188,168	5,103,579	5,813,845

OTHER INCOME (EXPENSE)
Investment income, net	265,463	225,917	33,494	144,850
Other income (expense)	(508)	(6,416)	(3,494)	(9,279)
Total other income (expense)	264,955	219,501	30,000	135,571

INCOME BEFORE INCOME TAX EXPENSE	11,729,316	5,407,669	5,133,579	5,949,416
INCOME TAX EXPENSE	4,542,868	2,041,048	1,981,604	2,244,898
NET INCOME	$7,186,448	$3,366,621	$3,151,975	$3,704,518

NET EARNINGS PER COMMON SHARE
Basic	$0.15	$0.07	$0.07	$0.07
Diluted	$0.15	$0.06	$0.07	$0.07

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS (USED IN) OPERATING ACTIVITIES:
Net income	$7,186,448	$3,366,621
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	441,740	641,178
Gain on sale of HMO subsidiary	(445,000)	-
Unrealized gains on short-term investments	(50,170)	-
Restricted cash from sale of HMO subsidiary	(5,216)	-
Share-based compensation expense	531,953	578,825
Shares issued for director fees	72,887	98,077
Excess tax benefits from share-based compensation	-	(50,000)
Deferred income taxes	(823,522)	2,039,950
Loss on sale of fixed assets	572	1,028
Changes in operating assets and liabilities:
Accounts receivable	(426,853)	1,324,160
Due from Humana	(6,302,598)	(6,187,618)
Inventory	139,985	(93,038)
Prepaid expenses	(289,256)	(592,907)
Net change in operating assets of HMO subsidiary held for sale, including cash of $14.8 million	-	7,584,461
Other current assets	74,783	600,609
Other assets	9,848	500,311
Accounts payable	178,702	(962,595)
Accrued payroll and payroll taxes	(779,070)	(800,387)
Income taxes payable	(604,610)	-
Estimated medical expenses payable	-	(7,016,632)
Due to CMS	-	(2,695,088)
Accrued expenses	(548,307)	523,952
Net cash (used in) operating activities	(1,637,684)	(1,139,093)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Sale of short-term investments	7,745,663	-
Cash paid for physician practice acquisition	-	(1,475)
Capital expenditures	(183,613)	(132,309)
Net cash provided by (used in) investing activities	7,562,050	(133,784)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Stock repurchases	(4,869,129)	-
Proceeds from exercise of stock options	-	63,842
Excess tax benefits from share-based compensation	-	50,000
Net cash (used in) provided by financing activities	(4,869,129)	113,842
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,055,237	(1,159,035)
CASH AND EQUIVALENTS - beginning of period	2,701,243	38,682,186
CASH AND EQUIVALENTS - end of period	$3,756,480	$37,523,151

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1	UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Metropolitan Health Networks, Inc. and subsidiaries (referred to as “Metropolitan,”  “the Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period and three month period ended June 30, 2009 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2009 or future periods.

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

Our business is focused on the operation of a provider services network (“PSN”) in the State of Florida through our wholly-owned subsidiary, Metcare of Florida, Inc.  Prior to August 29, 2008 (the “Closing Date”), we also owned and operated a health maintenance organization (the “HMO”) through our wholly-owned subsidiary, Metcare Health Plans, Inc.

On the Closing Date, we completed the sale (the “Sale”) of the HMO to Humana Medical Plan, Inc. (the “Humana Plan”).  Concurrently with the Sale, the PSN entered into a five-year independent practice association participation agreement (the “IPA Agreement”) with Humana  to provide or coordinate the provision of healthcare services to the HMO’s customers pursuant to a per customer fee arrangement.  Under the IPA Agreement, the PSN, on a non-exclusive basis, provides and arranges for the provision of covered medical services, in all 13 Florida counties previously served by the HMO, to each customer of Humana’s Medicare Advantage health plans who selects one of our PSN’s primary care physicians as his or her primary care physician.  The IPA Agreement has a five-year term and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term.

Since August 30, 2008, the PSN has operated under the IPA Agreement and two other network contracts (the “Pre-Existing Humana Network Agreements” and, together with the IPA Agreement, the “Humana Agreements”) with Humana, to provide medical care to Medicare beneficiaries enrolled under Humana’s health plans.  To deliver care, we utilize our wholly-owned medical practices and have also contracted directly or indirectly through Humana with medical practices, service providers and hospitals (collectively the “Affiliated Providers”).   For the approximately 6,100 Humana Participating Customers covered under the Humana Agreement covering Miami-Dade, Broward and Palm Beach counties, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. For the remaining 29,000 Humana Participating Customers covered under our other two Humana Agreements, our PSN is responsible for the cost of all medical care provided.

At June 30, 2009, pursuant to the Humana Agreements, we have the contractual right to provide services to Humana customers in 27 Florida counties.  We currently have operations in 19 of these counties.

The PSN also has a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage health plan in Florida, which covers approximately 200 customers at June 30, 2009.  CarePlus is a wholly-owned subsidiary of Humana.  Pursuant to the CarePlus Agreement the PSN has the right to manage, on a non-exclusive basis, healthcare services to Medicare beneficiaries in 22 Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans (each, a “CarePlus Plan Customer”).  Like Humana, CarePlus directly contracts with CMS and is paid a monthly premium payment for each CarePlus Plan Customer.  In return for managing these healthcare services, the PSN receives a monthly network administration fee for each CarePlus Participating Customer.  Commencing on September 1, 2009 in nine of the counties covered by the CarePlus Agreement and on January 31, 2010 in 13 of the counties covered by the CarePlus Agreement, the PSN will begin to receive a capitation fee from CarePlus and will assume full responsibility for the cost of all medical services provided to each CarePlus Participating Customer.  The capitation fee will represent a substantial portion of the monthly premium CarePlus is to receive from CMS.

At June 30, 2009, we operated in six of the 22 Florida counties covered by the CarePlus Agreement.

Prior to the Sale, we managed the PSN and the HMO as separate business segments.   Subsequent to the Sale, we operate only the PSN business.

NOTE 3	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), and other U.S. generally accepted accounting principles. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The requirements of this FSP are effective for the Company’s 2009 fiscal year and did not have a material impact on our consolidated financial statements.

In February, 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays for one year the effective date of FASB Statement No. 157 (“FAS 157”), Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay was intended to allow additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157, which became effective for fiscal years beginning after November 15, 2007 (and for interim periods within those years). The requirements of FSP No. 157-2 are effective for the Company’s 2009 fiscal year and did not have a material impact on our consolidated financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 141(R) (“Statement No. 141(R)”) which replaces FASB Statement No. 141, Business Combinations (“Statement No. 141”).   Statement No. 141(R) fundamentally changes many aspects of existing accounting requirements for business combinations.  It requires, among other things, the accounting for any entity in a business combination to recognize the full value of the assets acquired and liabilities assumed in the transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. Statement No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Statement No. 141(R) retains the guidance in Statement No. 141 for identifying and recognizing intangible assets separately from goodwill. If we enter into any business combination after the adoption of Statement No. 141(R), accounting for the transaction may significantly impact our financial position and earnings, but not cash flows, compared to accounting for acquisitions prior to the adoption of Statement No. 141(R). We adopted Statement No. 141(R) on January 1, 2009.

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

Periodically we receive retroactive adjustments to the premiums paid to us based on the updated health status of our customers (known as a Medicare risk adjustment or “MRA” score).  The factors considered in this update include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program.  In addition, the number of customers for whom we receive capitation fees may be retroactively adjusted due to enrollment changes not yet processed or reported. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded.  We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is available, the collectibility of the amount is reasonably assured, or the likelihood of repayment is probable.

In July 2009, we were notified by Humana of the amount of the retroactive mid-year MRA premium increase from CMS for 2009 based on the increased risk scores of our customer base.  This increase is effective July 1 and was retroactively applied to all premiums paid in the first half of 2009.  The retroactive mid-year adjustment totaled $10.5 million of which approximately $5.5 million relates to premiums earned in the first quarter of 2009 with the balance relating to premiums earned in the second quarter of 2009.  At March 31, 2009, we had recorded a receivable for the estimated retroactive premium earned during the first quarter of 2009 of approximately $6.8 million.  As a result, our revenue in the second quarter of 2009 was reduced by the $1.3 million being the difference between the originally estimated $6.8 million of retroactive premium adjustment recorded during the first quarter of 2009 and the $5.5 million of retroactive premium payments actually received for that period.  The 2009 mid-year MRA premium increase of $10.5 million is included in the Due from Humana at June 30, 2009 and is expected to be paid to us in August 2009.

In July 2008, we were notified of the amount of the retroactive mid-year MRA premium increase from CMS for 2008.  This increase was effective July 1, 2008 and was retroactively applied to all premiums paid in the first half of 2008.  The retroactive mid-year adjustment totaled $6.6 million of which approximately $3.4 million relates to premiums earned in the first quarter of 2008 with the balance relating to premiums earned in the second quarter of 2008.  At March 31, 2008, we had recorded a receivable for the estimated retroactive premium earned during the first quarter of 2008 of approximately $500,000.  Our revenue in the second quarter of 2008 was increased by the $2.9 million difference between the originally estimated $500,000 of retroactive premium adjustment recorded during the first quarter of 2008 and the $3.4 million of retroactive premium payments actually received for that period.

Our PSN’s wholly-owned medical practices also provide medical care to non-Humana customers on a fee-for-service basis.  These services are typically billed to patients, Medicare, Medicaid, health maintenance organizations and insurance companies. Fee-for-service revenue is recorded at the net amount expected to be collected from the patient or from the insurance company paying the bill.  Often this amount is less than the charge that is billed and such discounts, or contractual allowances, reduce the revenue recorded.

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

At June 30, 2009, we estimate that, on a consolidated basis, 2008 claims paid in 2009 will exceed the amount originally recorded as estimated medical expenses payable at December 31, 2008 by $48,000.  This amount increased total medical expense by approximately 0.03% for the six months ended June 30, 2009. We also estimated that, at June 30, 2008, on a consolidated basis, 2007 claims paid in 2008 would be less than the amount originally recorded as estimated medical expenses payable at December 31, 2007 by $361,000.  This amount decreased total medical expense by approximately 0.3% for the six months ended June 30, 2008.  The difference between the amount incurred and the estimated medical expenses payable that was recorded at December 31, 2008 and 2007 was primarily a result of unfavorable and favorable developments in our medical claims expense, respectively.

At June 30, 2009, we estimate that, on a consolidated basis, claims paid subsequent to March 31, 2009 for services provided prior to that date will be less than the consolidated estimated medical expenses payable recorded at that date by approximately $1.4 million or approximately 1.8% of consolidated total medical expense recorded for the quarter ended June 30, 2009.  We also estimated that, at June 30, 2008, on a consolidated basis, claims paid subsequent to March 31, 2008 for services provided prior to that date would exceed the consolidated estimated medical expenses payable recorded at that date by approximately $1.1 million or approximately 1.6% of consolidated total medical expense recorded for the quarter ended June 30, 2008.  The difference between the amount incurred and the estimated medical claims payable that had been recorded at March 31, 2009 and 2008 was primarily a result of favorable and unfavorable developments in our medical claims expense, respectively.

At June 30, 2009, we determined that the range for estimated medical claims payable was between $24.4 million and $28.3 million and we recorded a liability at the actuarial mid-range of $25.5 million.  Based on historical results, we believe that the actuarial mid-range represents the best estimate of the ultimate liability.  This amount is included in the Due from Humana in the accompanying condensed consolidated balance sheets.

Medical expenses also include, among other things, the expense of operating our wholly-owned practices, capitated payments made to affiliated primary care physicians and specialists, hospital costs, outpatient costs, pharmaceutical expense and premiums we pay to reinsurers net of the related reinsurance recoveries.  Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to customers. Pharmacy expense represents payments for customers’ prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when the rebates are earned according to the contractual arrangements with the respective vendors.

NOTE 6	PRESCRIPTION DRUG BENEFITS UNDER MEDICARE PART D

We provide prescription drug benefits to our Humana Participating Customers in accordance with the requirements of Medicare Part D. The benefits covered under Medicare Part D are in addition to the benefits covered by the PSN under Medicare Parts A and B.  We recognize premium revenue for the provision of Part D insurance coverage ratably.

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

At June 30, 2009, we estimate that there will be no liability for excess Part D payments related to premiums earned in the second quarter of 2009 or premiums earned during the first six months of 2009.

NOTE 7	INCOME TAXES

We applied an estimated effective income tax rate of 38.6% and 38.7% for the three month and six month periods ended June 30, 2009, respectively. For the three month and six month periods ended June 30, 2008, the effective income tax rate for each period was 37.7%.

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

NOTE 8	EARNINGS PER SHARE

Net earnings per common share, basic is computed using the weighted average number of common shares outstanding during the period.  Net earnings per common share, diluted is computed using the weighted average number of common shares outstanding during the period, adjusted for incremental shares attributed to outstanding options, convertible preferred stock and unvested shares of restricted stock.

Net earnings per common share, basic and diluted are calculated as follows:

	For the six months ended June 30,		For the three months ended June 30,
	2009	2008	2009	2008
Basic
Net income	$7,186,000	$3,367,000	$3,152,000	$3,705,000
Less: Preferred stock dividend	(25,000)	(25,000)	(13,000)	(13,000)
Income available to common stockholders	$7,161,000	$3,342,000	$3,139,000	$3,692,000

Weighted average common shares outstanding	46,376,000	51,249,000	45,644,000	51,312,000
Basic earnings per common share	$0.15	$0.07	$0.07	$0.07

Diluted
Net income	$7,186,000	$3,367,000	$3,152,000	$3,705,000

Denominator:
Weighted average common shares outstanding	46,376,000	51,249,000	45,644,000	51,312,000
Common share equivalents of outstanding stock:
Convertible preferred stock	880,000	517,000	896,000	537,000
Restricted stock	205,000	189,000	266,000	191,000
Options	178,000	743,000	192,000	658,000
Weighted average common shares outstanding	47,639,000	52,698,000	46,998,000	52,698,000
Diluted earnings per common share	$0.15	$0.06	$0.07	$0.07

The following securities were not included in the computation of diluted earnings per share for the three month and six month periods ended June 30, 2009 and 2008, as their effect would be anti-dilutive:

	For the six months ended June 30,		For the three months ended June 30,
Security Excluded From Computation	2009	2008	2009	2008
Stock Options	4,076,000	2,688,000	4,233,000	1,845,000
Unvested restricted stock	178,000	-	14,000	-

NOTE 9	STOCKHOLDERS’ EQUITY

In October 2008, we announced that the Board of Directors authorized the repurchase of up to 10 million shares of our outstanding common stock. On August 3, 2009, the Board of Directors approved a 5 million share increase to the share repurchase program bringing the total number of shares of common stock authorized for repurchase under the program to 15 million shares.  During the three months ended June 30, 2009, we repurchased 1.5 million shares for $2.6 million.  In the first six months of 2009, we have repurchased 3.0 million shares for $4.9 million.  During the period commencing on October 6, 2008 (the date of our first repurchases under the plan) and ending on June 30, 2009, we have repurchased 7.2 million shares for $12.5 million, an average price of $1.73 per share.  We cancel the stock that has been repurchased and reduce common stock and paid-in capital for the acquisition price of the stock.

During the three and six months ended June 30, 2009, no options to purchase shares of our common stock were exercised.

During the three month and six month periods ended June 30, 2009, we issued a total of 101,000 restricted shares of common stock and options to purchase 50,000 shares of common stock to the non-management members of our Board of Directors. The restricted shares and stock options vest one year from date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date. Compensation expense related to the restricted stock and options is recognized ratably over the vesting period.

No restricted shares or options were issued to our employees in the second quarter of 2009.  During the six month period ended June 30, 2009, we issued to our employees 367,000 restricted shares of common stock and options to purchase 1.4 million shares of common stock. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date.  Compensation expense related to the restricted stock and options is recognized ratably over the vesting period.

NOTE 10 - INVESTMENTS

Securities at June 30, 2009 consisted of U.S. Treasury securities, municipal bonds and corporate debt.  We classify our debt securities as trading securities and do not classify any securities as available-for-sale or held to maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Available-for-sale securities are all securities not classified as trading or held to maturity.  Cash and cash equivalents that have been set aside to invest in trading securities are classified as investments.

Trading securities are recorded at fair value based on the closing market price of the security. Unrealized gains and losses on trading securities are included in operations.

Effective January 1, 2008, we adopted SFAS 157 and effective October 10, 2008, we adopted FSP No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. SFAS 157 clarifies that fair value is based on exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

In accordance with SFAS 157, we measure our investments at fair value. Our investments are classified as Level 1 because our investments are valued using quoted market prices for identical securities in active markets.

Premiums and discounts are amortized or accreted over the life of the security as an adjustment to yield using the effective interest method.  Dividend and interest income is recognized when earned.

NOTE 11	COMMITMENTS AND CONTINGENCIES

Sale of HMO

The sale price of the HMO is subject to positive or negative post-closing adjustment based upon the difference between the HMO’s estimated closing net equity, which was approximately $5.1 million and the HMO’s actual net equity as of  the Closing Date (the “Closing Net Equity”).  In the second quarter of 2009, we and Humana agreed to defer the settlement period for determining the HMO’s actual net equity from nine months following the Closing Date to December 31, 2010.  In addition to this settlement, the Stock Purchase Agreement requires that the Humana Plan reconcile any changes in CMS Part D payments and Medicare payments received by the HMO after the Closing Date for services provided prior to the Closing Date to the amounts recorded for such items as part of the Closing Net Equity determination.  The ultimate settlements, if any, will increase or decrease the gain on the sale of the HMO. At June 30, 2009 we are not aware of any significant adjustments that would impact the recorded gain.

Included in the Gain on Sale of the HMO for the three and six month periods ended June 30, 2009 is the net effect of the settlement of certain obligations related to the HMO that were retained by us.

Guarantees

In connection with the sale of the assets of our pharmacy division in 2003, the purchaser of the pharmacy assets agreed to assume our obligation under a lease which ran through 2012.  In the event of the purchaser’s default, we could be responsible for future lease payments totaling approximately $387,000 at June 30, 2009.  We are not currently aware of any defaults.

Commitment

In July 2009, we entered into a contract to install unified electronic medical records (“EMR”) and practice management solutions for our wholly-owned medical offices. The EMR is expected to equip our physicians with paperless patient information that can be securely accessed anytime, anywhere.   The estimated cost of installation of the EMR and practice management system is approximately $1 million.  We are projecting that the installation will be completed within two years.

NOTE 12	PHYSICIAN PRACTICE ACQUISITION

Effective as of April 13, 2009, Metcare of Florida, Inc., our wholly-owned subsidiary, entered into a definitive agreement to acquire the assets and assume certain liabilities of one of our contracted independent primary care physician practices in the Central Florida market with approximately 1,100 of our current customers for approximately $1.9 million.  This transaction closed effective July 31, 2009.

Effective as of July 24, 2009, Metcare of Florida, Inc. entered into a definitive agreement to acquire the assets and assume certain liabilities of an unaffiliated independent primary care physician practice in the South Florida market with approximately 600 active patients including 200 Humana Plan Customers for approximately $600,000.  This transaction is expected to close during the third quarter of 2009.

NOTE 13	BUSINESS SEGMENT INFORMATION

Prior to the Sale, we managed the PSN and HMO as separate business segments.  We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards (“FASB”) No. 131, Disclosures about Segments of an Enterprise and Related Information, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and the nature of the services and benefits provided. The results of each segment were measured by income before income taxes. We allocated all selling, general and administrative expenses, investment and other income, interest expense, goodwill and certain other assets and liabilities to our segments.  Our segments shared overhead costs.

Effective with the Sale, we operate only the PSN segment and, since we operated in only one segment during the three and six month periods ended June 30, 2009 segment information is not presented for those periods.  Segment information as of and for the three and six month periods ended June 30, 2008 is as follows:

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

Specifically, this report contains forward-looking statements, including the following:

•	the ability of our PSN to renew those Humana Agreements (as defined below) with one-year renewable terms and maintain all of the Humana Agreements on favorable terms;

•	our ability to make reasonable estimates of Medicare retroactive premium adjustments; and

•	our ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported (“IBNR”) medical claims.

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.  The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	reductions in government funding of the Medicare program and changes in the political environment that may affect public policy and have an adverse impact on the demand for our services;

•	the loss of or material, negative price amendment to significant contracts;

•	disruptions in the PSN’s or Humana's healthcare provider networks;

•	failure to receive accurate and timely claims processing, billing services, data collection and other information from Humana;

•	future legislation and changes in governmental regulations;

•	increased operating costs;

•	reductions in premium payments to Medicare Advantage plans;

•	the impact of Medicare Risk Adjustments on payments we receive from Humana;

•	the impact of the Medicare prescription drug plan on our operations;

•	general economic and business conditions;

•	increased competition;

•	the relative health of our customers;

•	changes in estimates and judgments associated with our critical accounting policies;

•	federal and state investigations;

•	our ability to successfully recruit and retain key management personnel and qualified medical professionals;

•	impairment charges that could be required in future periods; and

•	our ability to successfully integrate and retain the customers of any physician practices that we acquire.

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

BACKGROUND

Through our provider services network (“PSN”), we provide and arrange for medical care primarily to Medicare Advantage beneficiaries in 19 counties in the State of Florida who have enrolled in health plans primarily operated by Humana, Inc. (“Humana”) and/or its subsidiaries, one of the largest participants in the Medicare Advantage program in the United States.  We operate the PSN through our wholly-owned subsidiary, Metcare of Florida, Inc.  As of June 30, 2009, the PSN provided healthcare benefits to approximately 35,300 Medicare Advantage beneficiaries (including 200 beneficiaries covered under our agreement with CarePlus).  Until the end of August 2008, we also operated a health maintenance organization (the “HMO”) which provided healthcare benefits to approximately 7,400 Medicare Advantage beneficiaries in 13 Florida counties.  The HMO was sold to Humana Medical Plan, Inc. on August 29, 2008.

Our Agreements with Humana

The PSN currently operates under three network agreements with Humana (collectively, the “Humana Agreements”) pursuant to which the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in certain Florida counties who have elected to receive benefits under a Humana Medicare Advantage HMO Plan (“Humana Plan Customers”) and who have selected a primary care physician employed by or contracted with us.  Collectively, the Humana Agreements cover 27 counties within the State of Florida and, at June 30, 2009, we serve Humana Plan Customers in 19 counties.  We entered into the most recent of these Humana Agreements (“the IPA Agreement”) in connection with the sale of the HMO.  The IPA Agreement has a five-year term and covers the 13 Florida counties where the HMO operated at the time of its sale to the Humana Plan.  As a result of the sale of the HMO and the IPA Agreement, the customer base of the PSN grew by approximately 7,400 customers upon the closing of the transaction.

With the ongoing debate on healthcare reform, we have decided to, at least temporarily, suspend plans to expand our operations in any additional counties covered under the Humana Agreement except those where we already operate, until we have more clarity on the changes, if any, that are going to be legislated.  In the meantime, we are continuing to seek opportunities to expand our business in our existing markets.

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

Our PSN assumes full responsibility for the provision or management of all necessary medical care for each of the approximately 35,100 Humana Participating Customers covered by the Humana Agreements, even for services we do not provide directly.  For the approximately 6,100 Humana Participating Customers covered under our network agreement covering Miami-Dade, Broward and Palm beach counties, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. For the remaining 29,000 Humana Participating Customers covered under our other two network agreements, our PSN is responsible for the cost of all medical care provided. To the extent the costs of providing such medical care are less than the related fees received from Humana; our PSN generates a gross profit.  Conversely, if medical expenses exceed the fees received from Humana, our PSN experiences a deficit in gross profit.

Substantially all of our PSN’s revenue is generated from the Humana Agreements.  We do receive additional revenue pursuant to the CarePlus Agreement (described below) and, in the medical practices we own and operate, by providing primary care services to non-Humana or CarePlus Participating Customers on a fee-for-service basis.

CMS recently announced that it will reduce the premiums paid to Medicare Advantage Plans by between 4% and 5% starting in 2010.  In addition, in February 2009, CMS announced its expectation that annual health spending will increase by 6.2% between 2008 and 2018.  We believe that the impact of the anticipated premium reduction and increased costs will be, to some degree, mitigated by, among other things, reduced benefit offerings, increased co-pays and deductibles, and improved risk score compliance.   While we are unable to predict what impact the 2010 premium decrease, coupled with the uncertainties of broader healthcare reform efforts that have been initiated by the current administration, will have on our consolidated results of operations in the future, these uncertainties are causing us to more sharply focus on the profitability of our existing markets and operations and to re-evaluate various growth initiatives and strategies.

Our Agreement with CarePlus

Effective as of August 1, 2007, our PSN entered into a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage HMO in Florida.  CarePlus is a wholly-owned subsidiary of Humana.  Pursuant to the CarePlus Agreement the PSN has the right to manage, on a non-exclusive basis, healthcare services to Medicare beneficiaries in 22 Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans (each, a “CarePlus Plan Customer”) and who have selected a primary care physician employed by or contracted with us.  Like Humana, CarePlus directly contracts with CMS and is paid a monthly premium payment for each CarePlus Plan Customer.  In return for managing these healthcare services, the PSN receives a monthly network administration fee for each CarePlus Participating Customer.  Commencing on September 1, 2009 in nine of the counties covered by the CarePlus Agreement and on January 31, 2010 in 13 of the counties covered by the CarePlus Agreement, the PSN will begin to receive a capitation fee from CarePlus and will assume full responsibility for the cost of all medical services provided to each CarePlus Participating Customer.  The capitation fee will represent a substantial portion of the monthly premium CarePlus is to receive from CMS.

In nine of the counties covered by the CarePlus Agreement the PSN physicians who provide services to the Humana Participating Customers are not allowed to provide services to CarePlus Participating Customers.  In these counties, the PSN must (i) locate and contract with new independent primary care physician practices and/or (ii) acquire or establish and operate its own physician practices to service the CarePlus Participating Customers.  In the remaining counties covered by the CarePlus Agreement, the PSN is allowed to use the PSN physicians who provide services to the Humana Participating Customers.

The CarePlus Agreement covered approximately 200 CarePlus Participating Customers at June 30, 2009 and 85 CarePlus Participating Customers at June 30, 2008.  We have operations in six of the counties covered by the CarePlus Agreement as of June 30, 2009.

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

Effective as of April 13, 2009, Metcare of Florida, Inc., our wholly-owned subsidiary, entered into a definitive agreement to acquire the assets and assume certain liabilities of one of our contracted independent primary care physician practices with approximately 1,100 of our current customers in the Central Florida market for approximately $1.9 million.  This transaction closed effective July 31, 2009.

Effective as of July 24, 2009, Metcare of Florida, Inc. entered into a definitive agreement to acquire the assets and assume certain liabilities of an unaffiliated independent primary care physician practice in the South Florida market with approximately 600 active patients including 200 Humana Plan Customers for approximately $600,000.  This transaction closed effective July 31, 2009.

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

Pursuant to the agreement between the HMO and CMS (the “CMS Contract”),  the HMO had agreed to provide services to Medicare beneficiaries pursuant to the Medicare Advantage program. Under the CMS Contract, CMS paid the HMO a capitation payment based on the number of customers enrolled, which payment was adjusted for, among others, demographic and health risk factors. Inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs were also considered in the calculation of the fixed capitation payment by CMS.

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

Insurance Arrangements

We rely upon insurance to protect us from many business risks, including medical malpractice, errors and omissions and certain significantly higher than average customer medical expenses.  For example, to mitigate our exposure to high cost medical claims, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  For 2009, our deductible per customer per year for the PSN is $40,000 in Miami-Dade, Broward and Palm Beach counties and $200,000 in the other counties in which we operate, with a maximum annual benefit per customer of $1.0 million.  Although we maintain insurance of the types and in the amounts that we believe are reasonable, there can be no assurances that the insurance policies maintained by us will insulate us from material expenses and/or losses in the future.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies

A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

During the three months ended June 30, 2009, we operated only the PSN business segment as we sold the HMO on August 29, 2008.  During the second quarter of 2008, we operated in two business segments, the PSN business and the HMO business.

Net income for the second quarter of 2009 was $3.2 million or $0.07 per basic and diluted share compared to net income of $3.7 million or $0.07 per basic and diluted share for the second quarter of 2008.

The estimates and adjustments discussed below relate to the first and second quarter of each year and have no impact on the results of operations for the six month periods. As a result, we believe that the results for the six month periods ended June 30, 2009 and 2008 provide a more meaningful performance picture and comparison of our operating results.

Our net income for the second quarter of 2009 and the second quarter of 2008 was impacted by a change, in both years, of our estimate of the first quarter’s retroactive Medicare risk adjustment (“MRA”) premium and changes in our estimate of medical claims payable.  In 2009, we over estimated the first quarter’s retroactive premium adjustment by $1.3 million, which reduced revenue in the second quarter of 2009, and over estimated medical claims payable at March 31, 2009, which reduced total medical expense in the 2009 second quarter, by $1.4 million   The net impact of these two items increased gross profit and income before income taxes in the second quarter of 2009 by $100,000.   In 2008, we under estimated the first quarter’s retroactive MRA premium adjustment by $2.9 million, which increased revenue in the second quarter of 2008, and under estimated medical claims payable at March 31, 2008, which increased total medical expense in the 2008 second quarter, by $1.1 million   The net impact of these two items increased gross profit and income before income taxes in the second quarter of 2008 by $1.8 million.

Revenue increased $4.9 million or 5.9% between the second quarter of 2008 and the second quarter of 2009.  Eliminating the impact in both quarters of the change in our estimate of the first quarter’s retroactive mid-year premium adjustment discussed above, revenue increased in the second quarter of 2009 compared to the second quarter of 2008 by $9.0 million or 11.3%.   This improvement is primarily attributable to:

•	a 6.6% increase in our consolidated customer base between the second quarter of 2008 and the second quarter of 2009;
•	a 3.5% increase in the base premium between the second quarter of 2008 and the second quarter of 2009; and
•	a 9.9% increase in the weighted average risk score of our customers between the second quarter of 2008 and the second quarter of 2009.

Our increase in revenue in the second quarter of 2009 was partially offset by the impact of the sale of our HMO and the IPA Agreement.  More specifically, prior to the sale of the HMO in August 2008, we received 100% of the premium paid by CMS for the HMO’s customers.  Following the sale of the HMO and under the related IPA Agreement, we receive a percentage of the CMS premium received by Humana for care for these customers through our PSN.

Partially offsetting the impact on our net income of the increase in revenue was an increase in our medical expense of $7.7 million or 11.0% between the second quarter of 2008 and the second quarter of 2009.  This increase primarily resulted from a 6.6% increase in customer months and a 4.1% increase in medical costs.

Our Medical Expense Ratio (“MER”), which is total medical expense divided by our total revenue, of 89.8% in the second quarter of 2009 compared to a MER of 85.7% in the second quarter of 2008.   Excluding the impact of the portion of the 2009 and 2008 retroactive mid-year MRA premium increase and change in the estimate of medical claims payable attributable to the first quarter of each year, our MER for the 2009 second quarter would have been 90.0% compared to 87.4% for the second quarter of 2008.  The reduction in the premium we receive for our former HMO customers under the IPA Agreement increased our MER by approximately 3.1% in the 2009 second quarter.

Income before income tax expense for the second quarter of 2009 was $5.1 million compared to income before income tax expense of $5.9 million in the second quarter of 2008.  The decrease in the income before income tax expense between the second quarter of 2009 and 2008 is primarily related to the impact of the changes in the first quarter’s estimated retroactive risk score adjustment in 2009 and 2008 offset, to some degree, by the impact of our lower operating expenses in the second quarter of 2009.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN as of June 30, 2009 and through the PSN and the HMO as of June 30, 2008 and (ii) the aggregate customer months of the PSN for the second quarter of 2009 and for the PSN and the HMO for the second quarter of 2008.

Through the IPA Agreement, our PSN began providing services to the customers of our HMO following its sale to the Humana Plan.

	June 30, 2009		June 30, 2008
	Customers at End of Period	Customer Months For Quarter	Customers at End of Period	Customer Months for Quarter	Percentage Change in Customer Months Between Quarters
PSN	35,300	106,000	25,700	77,300
HMO	-	-	7,400	22,100
Total	35,300	106,000	33,100	99,400	6.6%

The increase in total customer months for 2009 as compared to 2008 is primarily a result of the net effect of new enrollments and disenrollments, deaths, customers moving from the covered areas, customers transferring to another physician practice or customers making other insurance selections.

Revenue

The following table provides a breakdown of our sources of revenue by segment for the 2009 and 2008 second quarters:

			$
	Three Months Ended June 30		Increase	%
	2009	2008	(Decrease)	Change
PSN revenue from Humana	$86,548,000	$61,886,000	$24,662,000	39.9%
PSN fee-for-service revenue	528,000	315,000	213,000	67.6%
Total PSN revenue	87,076,000	62,201,000	24,875,000	40.0%
Percentage of total revenue	100.0%	75.7%
HMO revenue	-	20,010,000	(20,010,000)	-100.0%
Percentage of total revenue	0.0%	24.3%
Total revenue	$87,076,000	$82,211,000	$4,865,000	5.9%

Periodically we receive retroactive adjustments to the premiums paid to us based on the updated MRA score.  The factors considered in this update include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program.  In addition, the number of customers for whom we receive capitation fees may be retroactively adjusted due to enrollment changes not yet processed or reported. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded.  We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is available, the collectibility of the amount is reasonably assured, or the likelihood of repayment is probable.

In July 2009, we were notified by Humana of the amount of the retroactive mid-year MRA premium increase from CMS for 2009 based on the increased risk scores of our customer base.  This increase is effective July 1 and was retroactively applied to all premiums paid in the first half of 2009.  The retroactive mid-year adjustment totaled $10.5 million of which approximately $5.5 million relates to premiums earned in the first quarter of 2009 with the balance relating to premiums earned in the second quarter of 2009.  At March 31, 2009, we had recorded a receivable for the estimated retroactive premium earned during the first quarter of 2009 of approximately $6.8 million.  As a result, our revenue in the second quarter of 2009 was reduced by the $1.3 million being the difference between the originally estimated $6.8 million of retroactive premium adjustment recorded during the first quarter of 2009 and the $5.5 million of retroactive premium payments actually received for that period. The 2009 mid-year MRA premium increase of $10.5 million is included in the Due from Humana at June 30, 2009 and is expected to be paid to us in August.

In July 2008, we were notified of the amount of the retroactive mid-year MRA premium increase from CMS for 2008.  This increase was effective July 1, 2008 and was retroactively applied to all premiums paid in the first half of 2008.  The retroactive mid-year adjustment totaled $6.6 million of which approximately $3.4 million relates to premiums earned in the first quarter of 2008 with the balance relating to premiums earned in the second quarter of 2008.  At March 31, 2008, we had recorded a receivable for the estimated retroactive premium earned during the first quarter of 2008 of approximately $500,000.  Our revenue in the second quarter of 2008 was increased by the $2.9 million difference between the estimated $500,000 of retroactive premium adjustment recorded during the first quarter of 2008 and the$3.4 million actually received for the period.

The average per customer per month (“PCPM”) premium we received on a consolidated basis in the 2009 second quarter was approximately $822 as compared to $827 in the second quarter of 2008.  Adjusting for the impact of the first quarter’s retroactive premium revenue on the second quarters of 2009 and 2008, the PCPM for the second quarters of 2009 and 2008 was $834 and $799, respectively.  The adjusted PCPM increase in the second quarter of 2009 is primarily a result of the approximate 3.5% premium increase in the base premium paid by CMS in 2009 and a 9.9% increase in the average Medicare risk score of our customers between the second quarter of 2008 and the second quarter of 2009. These increases were partially offset by a reduction in the percentage of the CMS premium we receive for customers of our former HMO under the IPA Agreement.

The PSN’s most significant source of revenue during both the 2009 and 2008 second quarters was the premium revenue generated to the Humana Agreements (the “Humana Related Revenue”).  The Humana Related Revenue increased from $61.9 million in the 2008 second quarter to $86.5 million in the 2009 second quarter, an increase of approximately 39.9%.  The significant increase in the Humana Related Revenue is primarily a result of the PSN’s subsequent provision of services under the IPA Agreement to the customers of the HMO following the Sale of the HMO to the Humana Plan and the increase in premium revenue as a result of increased risk scores.

We have invested resources in people and processes to assure that our customers are assigned the proper risk scores. These processes include ongoing training of medical staff responsible for coding and routine auditing of patient charts to assure risk-coding compliance.   Customers with higher risk codes generally require more healthcare resources than those with lower risk codes.  Proper coding helps to assure that we receive premiums consistent with the cost of treating these customers. Our efforts related to coding compliance are ongoing and we continue to commit additional resources to this important discipline.

Fee-for-service revenue represents amounts earned from medical services provided to non-Humana Medicare Advantage customers by the PSN’s owned physician practices.

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

Medical costs and the MER for the three month period ended June 30 are as follows:

	2009	2008
	Consolidated	HMO	PSN	Consolidated
Estimated medical expense for the quarter, excluding prior period claims development	$79,622,000	$18,821,000	$50,507,000	$69,328,000
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	(1,443,000)	(726,000)	1,850,000	1,124,000
Total reported medical expense for quarter	$78,179,000	$18,095,000	$52,357,000	$70,452,000

Reported Medical Expense Ratio for quarter	89.8%	90.4%	84.2%	85.7%

Medical Expense PCPM	$738	$819	$678	$709

In the table above, favorable adjustments to amounts we recorded in prior periods for estimated medical claims payable appear in parentheses while unfavorable adjustments do not appear in parentheses.  Favorable adjustments reduce total medical expense for the applicable period and unfavorable claims development increases total medical expense for the applicable period.

The reported MER is impacted by both revenue and expense. Periodically we receive retroactive adjustments to the premiums paid to us based on the updated MRA score.  Retroactive adjustments of prior period’s premiums that are recorded in the current period impact the MER of that period.  If the retroactive adjustment increases premium revenue then the impact reduces the MER for the period.  Conversely, if the retroactive adjustment reduces revenue, then the MER for the period is higher.  These retroactive adjustments include, among other things, the mid-year and annual MRA premium adjustments and settlement of Part D program premiums.  In addition, actual medical claims expense usually develops differently than estimated during the period.  Therefore, the reported MER shown in the above table will likely change as additional claim development occurs.  Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense and the MER for the current period.  Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases total reported medical expense and the MER for the current period.

A change in either revenue or medical claims expense of approximately $900,000 would have impacted the consolidated MER by 1% in the second quarters of 2009 and 2008.

Total Medical Expense

Total consolidated medical expense was $78.2 million and $70.5 million for the 2009 and 2008 second quarters, respectively.  At June 30, 2009, we estimate that claims paid subsequent to March 31, 2009 for services provided prior to that date will be less than the consolidated estimated medical expenses payable recorded at that date by approximately $1.4 million or approximately 1.8% of consolidated total medical expense recorded for the quarter ended June 30, 2009.  We also estimated that, at June 30, 2008, on a consolidated basis, claims paid subsequent to March 31, 2008 for services provided prior to that date would exceed the consolidated estimated medical expenses payable recorded at that date by approximately $1.1 million or approximately 1.6% of consolidated total medical expense recorded for the quarter ended June 30, 2008.  The difference between the amount incurred and the estimated medical claims payable that had been recorded at March 31, 2009 and 2008 was primarily a result of favorable and unfavorable developments in our medical claims expense, respectively.

Our consolidated MER increased from 85.7% in the 2008 second quarter to 89.8% in the 2009 second quarter. Excluding the impact of the first quarter’s portion of the retroactive mid-year MRA premium increases and change in the estimate of medical claims payable attributable to the first quarter of each year, our MER for the 2009 and 2008 second quarter would have been 90.0% and 87.4%, respectively.  The reduction in the premium we receive for our former HMO customers under the IPA Agreement increased our MER by approximately 3.1% in the 2009 second quarter.

Medical expense on a PCPM basis was $709 for the second quarter of 2008 as compared to $738 for the second quarter of 2009.  Excluding the impact of the change in the estimated medical claims payable attributable to the first quarter of each year, our medical expense PCPM for the second quarter of 2009 and 2008 was $751 and $698, respectively.  The increase is primarily a result of a 7.6% increase in medical costs and utilization between the quarters.

Approximately $74.6 million or 95.4% of our total medical expense in the 2009 second quarter and $67.2 million or 95.4% of total medical expense in the 2008 second quarter are attributable to medical claims expense such as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the PSN’s affiliated providers (“Non-Affiliated Providers”).  The increase in total medical expense in the 2009 second quarter was primarily due to the increase in the number of customer months and higher medical costs.

We are currently in the process of assessing the anticipated future impact of the H1N1 pandemic on our future medical expenses and utilization rates. The Centers for Disease Control and Prevention (CDC) has indicated that it anticipates that there will be more cases, hospitalizations and deaths associated with the H1N1 virus in the United States over the summer and into the fall and winter.  It is our understanding that, although a vaccine for H1N1 is expected to have been developed by the fall, sufficient quantities of the vaccine may not be available to treat all persons at risk.  Fortunately, at present, persons 65 and older who do not have pre-existing conditions have not been identified as a group at high risk from H1N1. We are still in the process of seeking to ascertain the risks faced by persons 65 and older with pre-existing conditions and the risk of the H1N1 virus becoming more virulent.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, total medical expense includes the cost of medical services provided to Humana Participating Customers by Non-Affiliated Providers.

Medical center costs include expenses incurred in connection with the operation of our wholly-owned physician practices and oncology center including salaries, taxes and benefits, malpractice insurance, office rent and other practice related expenses. Approximately $3.6 million of the PSN’s total medical expense in the first quarter of 2009 related to physician practices we own as compared to $3.2 million in the first quarter of 2008.

At June 30, 2009, we determined that the range for estimated medical claims payable was between $24.4 million and $28.3 million and we recorded a liability of $25.5 million, the actuarial mid-point of the range.  Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Operating Expenses

	Three Months Ended June 30,		Increase	%
	2009	2008	(Decrease)	Change
Payroll, payroll taxes and benefits	$2,452,000	$3,262,000	$(810,000)	-24.8%
Percentage of total revenue	2.8%	4.0%
General and administrative	1,742,000	2,452,000	(710,000)	-29.0%
Percentage of total revenue	2.0%	3.0%
Marketing and advertising	45,000	232,000	(187,000)	-80.6%
Percentage of total revenue	0.1%	0.3%
Total operating expenses	$4,239,000	$5,946,000	$(1,707,000)	-28.7%

Payroll, Payroll Taxes and Benefits

In 2009, payroll, payroll taxes and benefits include salaries and benefits for our executive and administrative staff.  For the 2009 second quarter, payroll, payroll taxes and benefits were $2.5 million, compared to $3.3 million for the 2008 second quarter.   In 2008, these costs also included the salaries and benefits of the HMO’s administrative staff, as well as salaries and sales commissions of the employed members of the HMO’s sales staff.

The decrease in expenses between the second quarter of 2008 and the second quarter of 2009 is primarily a result of a $1.1 million decrease in the payroll cost associated with the HMO which was sold in August 2008.  The decrease was partially offset by an increase in the PSN’s payroll costs, most of which related to the increase in personnel that was required to manage the increased number of customers covered under the IPA Agreement.

General and Administrative

General and administrative expenses for the 2009 second quarter totaled $1.7 million, a decrease of $710,000 or 29.0% as compared to the 2008 second quarter.  General and administrative expenses of the HMO were $1.3 million in the second quarter of 2008. The decrease resulting from the sale of the HMO was partially offset by an increase in the overhead costs of the PSN that were required to manage the increased number of customers covered under the IPA Agreement.

Marketing and Advertising

As a result of the sale of the HMO, our marketing and advertising costs were significantly reduced from $232,000 in the second quarter of 2008 to $45,000 in the second quarter of 2009.

Gain on Sale of HMO Subsidiary

We recorded $445,000 as gain on sale of our HMO subsidiary during the three month period ended June 30, 2009, which relates to the net effect of the favorable settlements of certain obligations related to the HMO that were retained by us.

Other Income

We realized other income of $30,000 in the 2009 second quarter as compared to $136,000 in the 2008 second quarter.  Investment income in the 2009 second quarter decreased $111,000 from the 2008 second quarter.  Realized and unrealized losses in our investment portfolio were approximately $20,000 in the 2009 second quarter compared to $210,000 in the 2008 second quarter.

Income taxes

Our effective tax rate was 38.6% in the 2009 second quarter and 37.7% in the 2008 second quarter.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

During the six months ended June 30, 2009, we operated only the PSN business segment as we sold the HMO on August 29, 2008.  During the first six months of 2008, we operated in two business segments, the PSN business and the HMO business.

Our net income for the first six months of 2009 showed substantial improvement as compared to the first six months of 2008.  For the first half of 2009, our net income was $7.2 million or $0.15 per basic and diluted share compared to a net income of $3.4 million or $0.07 per basic share and $0.06 per diluted share for the first half of 2008.  This improvement is primarily attributable to:

•
a $19.3 million, or 12.2%, increase in our consolidated revenue, from $158.2 million in the first half of 2008 to $177.5 million in the first half of 2009, resulting mainly from a 6.8% increase in our consolidated customer base, a 3.5% increase in the base premium and an approximate 9.9% increase in the weighted average risk score of our customers between the first six months of 2008 and the first half  of 2009 ; and

•
a $5.4 million, or 37.9%, decrease in our operating expenses, from $14.2 million in the first half of 2008 to $8.8 million for the first six months of 2009,  resulting primarily from our sale of the HMO.

Our increase in revenue in the first half of 2009 was partially offset by the impact of the sale of our HMO and the IPA Agreement.  More specifically, prior to the sale of the HMO in August 2008, we received 100% of the premium paid by CMS for the HMO’s customers.  Following the sale of the HMO and under the related IPA Agreement, we receive a percentage of the CMS premium received by Humana for care for these customers through our PSN.

Partially offsetting the impact on our net income of the increase in revenue was an increase in our medical expense from the first half of 2008 to the first half of 2009.  Consolidated medical expense for the first six months of 2009 was $157.7 million, an increase of $18.9 million over the $138.8 million of medical expense incurred in the first six months of 2008.  The increase in costs is primarily attributable to the 6.8% growth in our customer base as well as a 6.4% increase in medical costs and utilization.

Our MER was 88.8% in the first half of 2009 compared to the MER of 87.7% for the same period in 2008.   The increase in our MER is primarily a result of the decrease in revenue we receive for customers of our former HMO under the IPA Agreement that we discussed above.  This change increased our MER for the first six months of 2009 by 2.9%.

Income before income tax expense for the first six months of 2009 was $11.7 million compared to income before income tax expense of $5.4 million for the same period in 2008.  The increase in the income before income tax expense between the periods is primarily a result of the reduced operating expenses discussed above.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN as of June 30, 2009 and through the PSN and the HMO as of June 30, 2008 and (ii) the aggregate customer months of the PSN for the first six months of 2009 and for the PSN and the HMO for the first six months of 2008.

Through the IPA Agreement, our PSN began providing services to the customers of our HMO following its sale to the Humana Plan.

	June 30, 2009		June 30, 2008
	Customers at End of Period	Customer Months for Period	Customers at End of Period	Customer Months for Period	Percentage Change in Customer Months Between Periods
PSN	35,300	211,500	25,700	154,700
HMO	-	-	7,400	43,300
Total	35,300	211,500	33,100	198,000	6.8%

The increase in total customer months for 2009 as compared to 2008 is primarily a result of the net effect of new enrollments and disenrollments, deaths, customers moving from the covered areas, customers transferring to another physician practice or customers making other insurance selections.

Revenue

The following table provides a breakdown of our sources of revenue by segment for the first six months of 2009 and the first six months of 2008:

			$
	Six Months Ended June 30		Increase	%
	2009	2008	(Decrease)	Change
PSN revenue from Humana	$176,655,000	$119,131,000	$57,524,000	48.3%
PSN fee-for-service revenue	862,000	789,000	73,000	9.3%
Total PSN revenue	177,517,000	119,920,000	57,597,000	48.0%
Percentage of total revenue	100.0%	75.8%
HMO revenue	-	38,306,000	(38,306,000)	-100.0%
Percentage of total revenue	0.0%	24.2%
Total revenue	$177,517,000	$158,226,000	$19,291,000	12.2%

The average PCPM premium we received on a consolidated basis during the first six months of 2009 was approximately $839 as compared to $799 in the first half of 2008.  This PCPM increase of 5.1% is primarily a result of a 3.5% increase in the base premium paid by CMS in 2009 and an approximate increase of 9.9% in the average Medicare risk score of our customers between the first six months of 2008 and the same period in 2009.  These increases were partially offset by a reduction in the percentage of the CMS premium we receive for customers of our former HMO under the previously discussed IPA Agreement.

The PSN’s most significant source of revenue during the first six months of 2009 and 2008 was the premium revenue generated pursuant to the Humana Related Revenue.  The Humana Related Revenue increased from $119.1 million in the first six months of 2008 to $176.7 million in the first six months of 2009, an increase of approximately 48.3%.  The significant increase in the Humana Related Revenue is a result of the PSN’s subsequent provision of services under the IPA Agreement to the customers of the HMO following the Sale of the HMO to the Humana Plan.

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

Medical costs and the MER for the six month period ended June 30 are as follows:

	2009	2008
	Consolidated	HMO	PSN	Consolidated
Estimated medical expense for the period, excluding prior period claims development	$157,636,000	$35,462,000	$103,739,000	$139,201,000
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	48,000	(811,000)	450,000	(361,000)
Total reported medical expense for period	$157,684,000	$34,651,000	$104,189,000	$138,840,000

Reported Medical Expense Ratio for period	88.8%	90.5%	86.9%	87.7%

Medical Expense PCPM	$746	$800	$673	$701

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

A change in either revenue or medical claims expense of approximately $1.9 million would have impacted the MER by 1% in the first six months of 2009 while a change in either revenue or medical claims expense of approximately $1.8 million would have impacted the MER by 1% in the first six months of 2008.

Total Medical Expense

Our consolidated MER increased from 87.7% in the first six months of 2008 to 88.8% in the first six months of 2009.   Prior to the sale of the HMO in August 2008, we received 100% of the premium paid by CMS for the HMO’s customers.  Following the sale of the HMO and under the related IPA Agreement, we receive a percentage of the CMS premium received by Humana for care for these customers through our PSN.  This change increased our MER for the first six months of 2009 by 2.9%.

Medical expense on a PCPM basis was $701 for the first six months of 2008 as compared to $746 for the first six months of 2009.  This increase of 6.4% is primarily a result of increasing medical costs and utilization.

Total consolidated medical expense was $157.7 million and $138.8 million for the first six months of 2009 and 2008, respectively.  Approximately $150.5 million or 95.4% of our total medical expense in the first six months of 2009 and $132.5 million or 95.4% of total medical expense in the first six months of 2008 are attributable to medical claims expense such as inpatient and outpatient services, pharmacy benefits and physician services by Non-Affiliated Providers.  The increase in consolidated medical expense in the first six months of 2009 was primarily due to the increase in the number of customers and higher medical costs.

Medical center costs include expenses incurred in connection with the operation of our wholly-owned physician practices and oncology center including salaries, taxes and benefits, malpractice insurance, office rent and other practice related expenses. Approximately $7.2 million of the PSN’s total medical expense in the first six months of 2009 related to physician practices we own as compared to $6.4 million in the first six months of 2008.

Operating Expenses

	Six Months Ended June 30,		Increase	%
	2009	2008	(Decrease)	Change
Payroll, payroll taxes and benefits	$5,161,000	$7,014,000	$(1,853,000)	-26.4%
Percentage of total revenue	2.9%	4.4%
General and administrative	3,568,000	5,583,000	(2,015,000)	-36.1%
Percentage of total revenue	2.0%	3.5%
Marketing and advertising	84,000	1,600,000	(1,516,000)	-94.8%
Percentage of total revenue	0.0%	1.0%
Total operating expenses	$8,813,000	$14,197,000	$(5,384,000)	-37.9%

Payroll, Payroll Taxes and Benefits

In 2009, payroll, payroll taxes and benefits include salaries and benefits for our executive and administrative personnel.  In 2008, these costs also included the salaries and benefits of the HMO’s administrative staff, as well as salaries and sales commissions of the employed members of the HMO’s sales staff.  For the first six months of 2009, payroll, payroll taxes and benefits were $5.2 million compared to $7.0 million for the first half of 2008, a decrease of approximately $1.8 million.   The decrease is primarily a result of a $2.7 million decrease in payroll cost associated with the HMO that was sold in August 2008.  The decrease was partially offset by an increase in the PSN’s payroll costs, most of which related to the increase in personnel that was required to manage the increased number of customers covered under the IPA Agreement.

General and Administrative

General and administrative expenses for the first six months of 2009 totaled $3.6 million, a decrease of $2.0 million or 36.1% from the first six months of 2008.  General and administrative expenses associated with the HMO prior to its sale decreased $2.7 million in the first six months of 2009 as compared to 2008.  The decrease was partially offset by an increase in the PSN’s administrative costs that was required to manage the increased number of customers covered under the IPA Agreement.

Marketing and Advertising

As a result of the sale of the HMO, our marketing and advertising costs were significantly reduced from $1.6 million in the first half of 2008 to $84,000 during the same period in 2009.

Gain on Sale of HMO Subsidiary

We recorded $445,000 as gain on sale of our HMO subsidiary during the six month period ended June 30, 2009, which relates to the net effect of the favorable settlements of certain obligations related to the HMO that were retained by us.

Other Income

We realized other income of $265,000 in the first six months of 2009 as compared to $220,000 in the first six months of 2008.  Investment income in the first six months of 2009 increased by $40,000 compared to the first six months of 2008.  Realized and unrealized gains in our investment portfolio for the first six months of 2009 were approximately $75,000 while realized and unrealized losses in our investment portfolio for the first half of 2008 were approximately $475,000.

Income taxes

Our effective income tax rate was 38.7% and 37.7% in the six months of 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at June 30, 2009 was approximately $29.7 million as compared to approximately $36.3 million at December 31, 2008.   We had a working capital surplus of approximately $37.6 million as of June 30, 2009 and $34.5 million at December 31, 2008.

Our total stockholders’ equity was approximately $45.7 million and $42.8 million at June 30, 2009 and December 31, 2008, respectively.  The increase in stockholders’ equity was primarily a result of net income of $7.2 million and stock based compensation of $532,000 during the six month period ended June 30, 2009, which was reduced by the $4.9 million spent to acquire shares under our stock repurchase plan.

In October 2008, we announced that the Board of Directors authorized the repurchase of up to 10 million shares of our outstanding common stock. On August 3, 2009, the Board of Directors approved a 5 million share increase to the share repurchase program bringing the total number of shares of common stock authorized for repurchase under this program to 15 million shares. During the three months ended June 30, 2009, we repurchased 1.5 million shares for $2.6 million.  In the first six months of 2009, we have repurchased 3.0 million shares for $4.9 million.  During the period commencing on October 6, 2008 (the date of our first repurchases under the plan) and ending on June 30, 2009, we have repurchased 7.2 million shares for $12.5 million, an average price of $1.73 per share.  We cancel the stock that has been repurchased and reduce common stock and paid-in capital for the acquisition price of the stock.  The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.

At June 30, 2009, we had no outstanding debt.  However, as of such date, and as discussed below, we have a credit line that secures a $2.0 million letter of credit issued in favor of Humana.

During the six months ended June 30, 2009, our cash, equivalents and investments decreased by approximately $6.6 million from the balance at December 31, 2008.

Net cash used in operating activities during the first six months of 2009 was approximately $1.6 million in cash and equivalents.  Significant uses of cash from operating activities were:

•	an increase in due from Humana of $6.3 million;
•	an increase in deferred income taxes of $823,000;
•	a decrease in accrued payroll and payroll taxes of $779,000;
•	a decrease in income taxes payable of $605,000; and
•	a decrease in accrued expenses of $548,000.

These uses of cash were partially offset by net income of $7.2 million.

The increase in the due from Humana substantially relates to the $10.5 million mid-year premium receivable we have recorded at June 30, 2009. In addition, the due from Humana includes a $3.1 million receivable for the estimated retroactive MRA premium for 2008 that we expect to collect in September 2009.  We have been notified by Humana that they intend to pay us the retroactive mid-year premium receivable for the first half of 2009 in August 2009.

Net cash provided by investing activities for the six months ended June 30, 2009 was primarily from the sale of $7.7 million of short term investments, partially offset by capital expenditures of $184,000.

Our financing activities for the six months ended June 30, 2009 used $4.9 million of cash in connection with the repurchase of our common stock.

In July 2009, we entered into a contract to install unified electronic medical records (“EMR”) and practice management solutions for our wholly-owned medical offices. The EMR is expected to equip our Metcare physicians with paperless patient information that can be securely accessed anytime, anywhere.   The estimated cost of installation of the EMR and practice management system is approximately $1 million.  We are projecting that the installation will be completed within two years.

Effective as of April 13, 2009, Metcare of Florida, Inc., our wholly-owned subsidiary, entered into a definitive agreement to acquire the assets and assume certain liabilities of one of our contracted independent primary care physician practices in the Central Florida market with approximately 1,100 of our current customers for approximately $1.9 million.  This transaction closed effective July 31, 2009.

Effective as of July 24, 2009, Metcare of Florida, Inc. entered into a definitive agreement to acquire the assets and assume certain liabilities of an unaffiliated independent primary care physician practice in the South Florida market with approximately 600 active patients including 200 Humana Plan Customers for approximately $600,000.  This transaction is expected to close during the third quarter of 2009.

We have used and expect to continue to use cash on hand to pay for the EMR and acquisitions.

As of June 30, 2009, we had an unsecured one year commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $2.0 million.  The line of credit expires with respect to $1.0 million in August 2009 and with respect to the balance in March 2010.  Any outstanding balance on these lines of credit bears interest at the bank’s prime rate plus 3.25%.  Should we borrow against this line of credit, the credit facility requires us to comply with certain financial covenants, including a minimum liquidity requirement.  The availability under the lines of credit secures a $2.0 million letter of credit that is issued in favor of Humana.

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

ITEM 3A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates or market prices.  We do not currently have any trading derivatives nor do we expect to have any in the future.  We have established policies and internal processes related to the management of market risks, which we use in the normal course of our business operations.

Interest Rate Risk

We monitor the third-party depository institutions that hold our cash, cash equivalents and investments. We diversify our cash, cash equivalents and investments among counterparties and investment positions to minimize exposure to any one of these entities or investments.  As of June 30, 2009, none of our investment positions represented greater than 5% of our total investment portfolio. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including U.S. Treasury securities, municipal bonds and corporate debt. As of June 30, 2009, the fair value of our investment positions was approximately $25.9 million, a vast majority of which had a term to maturity of less than two years and a credit rating by a major rating agency of A or higher.  Our investments are classified as trading securities. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, the value of our investments and/or our income from investments may decrease in the future.

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests annually and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue, EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired.  We also consider the market value of our own stock and those of companies similar to ours.   As of June 30, 2009 we believe our intangible assets are recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended June 30, 2009.

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

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to certain claims arising in the ordinary course of business. We believe that the outcome of these matters will not have a material adverse effect on our financial position or the results of our operations.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our  Annual  Report on Form 10-K for the  fiscal  year ended December 31, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In October 2008, our Board of Directors authorized the repurchase of up to 10 million shares of our outstanding common stock. On August 3, 2009, the Board of Directors approved a 5 million share increase to the share repurchase program bringing the total number of shares of common stock authorized for repurchase under this program to 15 million shares. The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.

Common stock repurchases under our authorized plan during the second quarter of 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1, 2009 - April 30, 2009	537,188	$1.55	6,243,034	3,756,966

May 1, 2009 - May 31, 2009	343,000	$1.93	6,586,034	3,413,966

June 1, 2009 - June 30, 2009	571,439	$1.98	7,157,473	2,842,527

(1)
On October 3, 2008, we announced a stock repurchase plan pursuant to which our Board of Directors authorized us to repurchase up to 10 million shares of our common stock.  On August 3, 2009, the Board of Directors approved a 5 million share increase to the share repurchase program brining the total number of shares of common stock authorized for repurchase under this program to 15 million shares. The plan does not have a scheduled expiration date.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the “Annual Meeting”) was held at the Company’s offices, 250 South Australian Ave., West Palm Beach, Florida, on June 18, 2009 for the following purposes:

•	To elect seven members to our Board of Directors to hold office until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified;

•	To consider and vote upon a proposal to approve of and ratify the selection of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009; and

•
To consider and vote upon a proposal to amend and restate our Omnibus Equity Compensation Plan primarily to include certain additional terms and limitations that we believe are consistent with the long-term interests of our shareholders.

The number of outstanding shares of our Common Stock as of April 28, 2009, the record date for the Annual Meeting, was 46,895,935 shares.  43,082,676 shares of Common Stock were represented in person or by proxy at the Annual Meeting.

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

The following table sets forth the number of votes cast for, against, or withheld for each director nominee, as well as the number of abstentions and broker non-votes as to each such director nominee:

Director Nominee	Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Broker Non- Votes
Michael M. Earley	41,319,270	-	763,406	-	-
Martin W. Harrison	33,022,966	-	10,059,710	-	-
Barry T. Zeman	32,946,562	-	10,136,114	-	-
Karl M. Sachs	32,356,536	-	10,726,140	-	-
Eric Haskell	32,978,284	-	10,104,392	-	-
Robert E. Shields	32,978,667	-	10,104,009	-	-
David A. Florman	32,977,778	-	10,104,898	-	-

With respect to the proposal to approve of and ratify the selection of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009: (i) 42,619,162 votes were cast for such proposal, (ii) 54,606 votes were cast against such proposal and (iii) 408,908 shares abstained from voting on such proposal.  No votes were withheld nor were there any broker non-votes with respect to such proposal.  Accordingly, the proposal to approve of and ratify Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved by the shareholders.

With respect to the proposal to approve of the amendment and restatement of our Omnibus Equity Compensation Plan: (i) 27,806,999 votes were cast for such proposal, (ii) 1,407,715 votes were cast against such proposal and (iii) 584,266 shares abstained from voting on such proposal. In addition, there were 13,283,696 broker non-votes with respect to such proposal. No votes were withheld. Accordingly, the proposal to approve of the amendment and restatement of our Omnibus Equity Compensation Plan was approved.

ITEM 6.  EXHIBITS

10.1	Amended and Restated Omnibus Equity Compensation Plan*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*     filed herewith
**    furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

METROPOLITAN HEALTH NETWORKS, INC.
Registrant

Date: August 3, 2009	/s/ Michael M. Earley
Michael M. Earley
Chairman, Chief Executive Officer

/s/ Robert J. Sabo
Robert J. Sabo
Chief Financial Officer