Form 10-Q
period 2009-09-30
METROPOLITAN HEALTH NETWORKS INC
filed 2009-11-05
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes [     ]                                      No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                                      No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common Stock, $.001 par value per share	42,349,591 shares

Metropolitan Health Networks, Inc.

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2009	December 31,
	(unaudited)	2008
CURRENT ASSETS
Cash and equivalents	$5,163,330	$2,701,243
Investments, at fair value	32,029,904	33,641,140
Accounts receivable, net	712,459	286,003
Due from Humana	-	2,823,355
Inventory	181,214	315,811
Prepaid expenses	632,654	570,792
Deferred income taxes	599,296	262,874
Other current assets	119,350	266,007
TOTAL CURRENT ASSETS	39,438,207	40,867,225

PROPERTY AND EQUIPMENT, net	1,623,529	1,336,094
RESTRICTED CASH	1,413,528	1,408,089
DEFERRED INCOME TAXES	1,159,293	980,842
OTHER INTANGIBLE ASSETS, net	1,027,223	1,184,142
GOODWILL, net	4,362,332	2,587,332
OTHER ASSETS	774,474	780,631
TOTAL ASSETS	$49,798,586	$49,144,355

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$451,619	$483,621
Due to Humana	3,776,123	-
Accrued payroll and payroll taxes	1,300,594	2,288,224
Income taxes payable	729,762	1,865,926
Current portion of long-term debt	318,182	-
Accrued termination costs of HMO administrative services agreement	-	1,080,000
Accrued expenses	634,691	621,854
TOTAL CURRENT LIABILITIES	7,210,971	6,339,625

LONG-TERM DEBT, net of current portion	556,818	-

TOTAL LIABILITIES	7,767,789	6,339,625

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; stated value $100 per share;
10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
42,987,000 and 48,251,000 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	42,987	48,251
Additional paid-in capital	27,267,735	37,649,331
Retained earnings	14,220,075	4,607,148
TOTAL STOCKHOLDERS' EQUITY	42,030,797	42,804,730
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,798,586	$49,144,355

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$265,655,152	$237,175,320	$88,138,389	$78,949,785

MEDICAL EXPENSE
Medical claims expense	227,399,839	200,522,906	76,929,010	68,072,724
Medical center costs	10,795,722	9,247,512	3,582,353	3,175,606
Total Medical Expense	238,195,561	209,770,418	80,511,363	71,248,330
GROSS PROFIT	27,459,591	27,404,902	7,627,026	7,701,455

OPERATING EXPENSES
Payroll, payroll taxes and benefits	7,413,908	9,911,209	2,252,490	2,897,108
General and administrative	5,431,880	8,306,534	1,863,853	2,405,884
Marketing and advertising	202,092	1,739,459	118,334	138,932
Stay bonuses and termination costs	-	1,597,674	-	1,597,674
Total Operating Expenses	13,047,880	21,554,876	4,234,677	7,039,598
OPERATING INCOME BEFORE GAIN ON SALE OF HMO SUBSIDIARY	14,411,711	5,850,026	3,392,349	661,857

Gain on sale of HMO subsidiary	811,470	5,797,769	366,470	5,797,769
OPERATING INCOME	15,223,181	11,647,795	3,758,819	6,459,626

OTHER INCOME (EXPENSE)
Investment income, net	351,301	254,547	85,838	28,630
Other income (expense)	(6,592)	(16,805)	(6,081)	(10,388)
Total other income (expense)	344,709	237,742	79,757	18,242

INCOME BEFORE INCOME TAX EXPENSE	15,567,890	11,885,537	3,838,576	6,477,868
INCOME TAX EXPENSE	5,954,963	4,250,590	1,412,095	2,209,542
NET INCOME	$9,612,927	$7,634,947	$2,426,481	$4,268,326

NET EARNINGS PER COMMON SHARE
Basic	$0.21	$0.15	$0.05	$0.08
Diluted	$0.20	$0.14	$0.05	$0.08

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$9,612,927	$7,634,947
Adjustments to reconcile net income to net cash
provided by/(used in) operating activities:
Depreciation and amortization	659,989	875,369
Gain on sale of HMO subsidiary	(811,470)	(5,797,769)
Unrealized gains on short-term investments	(64,446)	-
Restricted cash from sale of HMO subsidiary	(5,439)	-
Share-based compensation expense	809,229	1,011,469
Shares issued for director fees	119,186	132,946
Excess tax benefits from share-based compensation	-	(212,000)
Deferred income taxes	(514,873)	2,749,121
Loss on sale of fixed assets	572	10,224
Changes in operating assets and liabilities:
Accounts receivable	(426,457)	1,344,507
Due to/from Humana	6,965,948	128,473
Inventory	134,599	(18,448)
Prepaid expenses	(61,862)	(57,567)
Other current assets	146,657	(577,968)
Other assets	(6,870)	(35,695)
Accounts payable	292,998	(135,818)
Accrued payroll and payroll taxes	(987,631)	(439,939)
Income taxes payable	(1,136,164)	-
Estimated medical expenses payable	-	(1,454,591)
Due to CMS	-	261,636
Accrued expenses	(947,163)	1,403,021
Net cash provided by operating activities	13,779,730	6,821,918

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Net proceeds from sale of HMO subsidiary	-	78,439
Restricted cash from sale of HMO subsidiary	-	(1,400,000)
Sale of short-term investments	1,675,682	-
Cash paid for physician practice acquisition	(1,000,000)	-
Capital expenditures	(678,050)	(361,508)
Net cash (used in) investing activities	(2,368)	(1,683,069)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Stock repurchases	(11,315,275)	-
Proceeds from exercise of stock options	-	252,158
Excess tax benefits from share-based compensation	-	212,000
Net cash (used in) provided by financing activities	(11,315,275)	464,158
NET INCREASE IN CASH AND EQUIVALENTS	2,462,087	5,603,007
CASH AND EQUIVALENTS - beginning of period	2,701,243	38,682,186
CASH AND EQUIVALENTS - end of period	$5,163,330	$44,285,193

Supplemental Schedule of Non-Cash Financing Activities
Issuance of note payable for physician practice acquisition	$875,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1    UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Metropolitan Health Networks, Inc. and subsidiaries (referred to as “Metropolitan,”  “the Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and nine month period ended September 30, 2009 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2009 or future periods.

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

Since August 30, 2008, the PSN has operated under the IPA Agreement and two other network contracts (the “Pre-Existing Humana Network Agreements” and, together with the IPA Agreement, the “Humana Agreements”), to provide medical care to Medicare beneficiaries enrolled under Humana’s health plans.  To deliver care, we utilize our wholly-owned medical practices and have also contracted directly or indirectly through Humana with medical practices, service providers and hospitals (collectively the “Affiliated Providers”).   For the approximately 6,000 Humana Participating Customers covered under the Humana Agreement covering Miami-Dade, Broward and Palm Beach counties, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. For the remaining 29,500 Humana Participating Customers covered under our other two Humana Agreements, our PSN is responsible for the cost of all medical care provided.

At September 30, 2009, pursuant to the Humana Agreements, we have the contractual right to provide services to Humana customers in 27 Florida counties.  We currently have operations in 19 of these counties.

The PSN also has a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage health plan in Florida, which covers approximately 280 customers at September 30, 2009.  CarePlus is a wholly-owned subsidiary of Humana.  Pursuant to the CarePlus Agreement the PSN has the right to manage, on a non-exclusive basis, healthcare services to Medicare beneficiaries in 22 Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans (each, a “CarePlus Plan Customer”).  Like Humana, CarePlus directly contracts with CMS and is paid a monthly premium payment for each CarePlus Plan Customer.  In return for managing these healthcare services, the PSN receives a monthly network administration fee for each CarePlus Participating Customer.  For 13 of the counties covered by the CarePlus Agreement, the PSN will begin to receive a capitation fee from CarePlus and will assume full responsibility for the cost of all medical services provided to each CarePlus Participating Customer on February 1, 2010.  The capitation fee will represent a substantial portion of the monthly premium CarePlus is to receive from CMS.  On October 23, 2009, we and Humana agreed to delay the implementation of the capitated fee arrangement for the nine remaining counties covered by the CarePlus Agreement from September 1, 2009 to February 1, 2010.

At September 30, 2009, we operated in six of the 22 Florida counties covered by the CarePlus Agreement.

Prior to the Sale, we managed the PSN and the HMO as separate business segments.   Subsequent to the Sale, we operate only the PSN business.

NOTE 3    RECENT ACCOUNTING PRONOUNCEMENTS

Effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date, in April 2008, U.S. generally accepted accounting principles (“U.S. GAAP”) amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The objective is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under U.S. GAAP. This applies to all intangible assets, and early adoption is not permitted. This requirement became effective for the Company’s 2009 fiscal year and did not have a material impact on our consolidated financial statements.

Effective for the Company’s 2009 fiscal year U.S. GAAP requires that we measure the fair value for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  These requirements did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, U.S. GAAP requires the accounting for any entity in a business combination to recognize the full value of the assets acquired and liabilities assumed in the transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. The acquirer in a business combination is defined as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  U.S. GAAP requires us to recognize intangible assets separately from goodwill. Any business combination entered into after January 1, 2009, could significantly impact our financial position and earnings, but not cash flows, compared to accounting for business combinations prior to the adoption of these criteria.

In addition, on April 1, 2009, U.S. GAAP was amended to require that assets acquired and liabilities assumed in a business combination that arise from contingencies (a “pre-acquisition contingency”) be recognized at fair value, if the fair value can be determined during the measurement period.  If the fair value of a pre-acquisition contingency cannot be determined during the measurement period, U.S. GAAP requires that the contingency be recognized at the acquisition.  This amendment is effective January 1, 2009 and could impact our accounting for future acquisitions.

In May 2009, U.S. GAAP established general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard is based on the same principles that currently exist in the auditing standards. U.S. GAAP requires disclosure of the date through which subsequent events have been evaluated and for certain nonrecognized subsequent events, the nature of the event and an estimate of its financial effect or a statement that such an estimate cannot be made. We adopted this provision for the quarter ended June 30, 2009.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, or SFAS 168. The FASB Accounting Standards CodificationTM (ASC) is the source of authoritative U.S. GAAP recognized by the FASB and supersedes all existing non-SEC accounting and reporting standards. All ASC content carries the same level of authority and anything outside of the ASC is nonauthoritative. SFAS 168 was effective for us beginning with our third quarter 2009 condensed consolidated financial statements. The adoption of this standard in the third quarter of 2009 only changed the way we reference accounting standards in our disclosures.

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

In August 2009, we were notified by Humana of the final retroactive MRA premium increase for services provided in 2008 based on the increased risk score of our customer base.  The increase totaled $3.0 million as compared to the estimated increase of $3.8 million that we had recorded at December 31, 2008 and June 30, 2009.  The difference reduced revenue and income before income taxes in the three and nine month periods ended September 30, 2009 by $800,000.  In August 2008, we were notified of the final retroactive MRA premium increase for services provided in 2007.  The amount of the increase was not materially different than the estimate we recorded at December 31, 2007.

Our PSN’s wholly-owned medical practices also provide medical care to non-Humana customers on a fee-for-service basis.  These services are typically billed to patients, Medicare, Medicaid, health maintenance organizations and insurance companies. Fee-for-service revenue is recorded at the net amount expected to be collected from the patient or third party payers paying the bill.  Often this amount is less than the charge that is billed and such discounts, or contractual allowances, reduce the revenue recorded.

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

As claims are ultimately settled, amounts incurred related to previously reported periods will vary from the estimated medical claims payable liability that had been recorded.  Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense and the Medical Expense Ratio (“MER”), which is total medical expense divided by total revenue, for the current quarter and year to date period.  Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases total reported medical expense and the MER for the current quarter and year to date period.

At September 30, 2009, we estimate that claims paid subsequent to December 31, 2008 for services provided in 2008 will approximate the estimated consolidated medical expenses payable recorded at December 31, 2008.  At September 30, 2008, we estimate that, on a consolidated basis, claims paid in 2008 for services provided in 2007 would be less than the amount originally recorded as estimated medical expenses payable at December 31, 2007 by $1.2 million, decreasing medical expense by approximately 0.6% for the nine months ended September 30, 2008.  The difference between the amount incurred and the estimated medical expenses payable that was recorded at December 31, 2007 was primarily a result of favorable developments in our medical claims expense.

At September 30, 2009, we estimate that, on a consolidated basis, claims paid subsequent to June 30, 2009 for services provided prior to that date will be less than the consolidated estimated medical expenses payable recorded at June 30, 2009 by approximately $694,000 or approximately 0.9% of consolidated total medical expense recorded for the quarter ended September 30, 2009.  The difference between the amount incurred and the estimated medical expenses payable that was recorded at June 30, 2009 was primarily a result of favorable developments in our medical claims expense.  At September 30, 2008, we estimate that claims paid for the PSN and HMO subsequent to June 30, 2008 for services provided prior to that date would approximate the estimated consolidated medical expenses payable recorded at that date.

At September 30, 2009, we determined that the range for estimated medical claims payable was between $24.7 million and $31.1 million and we recorded a liability at the actuarial mid-range of $26.7 million.  Based on historical results, we believe that the actuarial mid-range represents the best estimate of the ultimate liability.  This amount is included in the Due from/to Humana in the accompanying condensed consolidated balance sheets.

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

At September 30, 2009, we estimate that there will be no liability for excess Part D payments related to premiums earned in the third quarter of 2009 or premiums earned during the nine months ended September 30, 2009.   In the third quarter of 2008, we determined that the final Part D repayment for prescription drug coverage in 2007 was approximately $1 million higher than we had estimated.  This amount reduced revenue in the third quarter of 2008.   No adjustment was required during the third quarter of 2009.

NOTE 7       INCOME TAXES

We applied an estimated effective income tax rate of 36.8% and 38.3% for the three month and nine month periods ended September 30, 2009, respectively. For the three month and nine month periods ended September 30, 2008, the effective income tax rate for each period was 34.1% and 35.8%, respectively.  The lower effective income tax rate in 2008 is a result of tax benefits that had been reserved but were recognized upon the expiration of the statute of limitations for the tax period to which the benefits relate.

We are subject to income taxes in the U.S. federal jurisdiction and the State of Florida.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.  We have utilized all of our available net operating loss carryforwards, including net operating loss carryforwards related to years prior to 2005.  These net operating losses are open for examination by the relevant taxing authorities.  The statute of limitations for the federal and Florida 2006 tax years will expire in the next twelve months.

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

Net earnings per common share, basic and diluted, are calculated as follows:

	For the nine months ended September 30,		For the three months ended September 30,
	2009	2008	2009	2008
Basic
Net income	$9,613,000	$7,635,000	$2,426,000	$4,268,000
Less: Preferred stock dividend	(38,000)	(38,000)	(13,000)	(13,000)
Income available to common stockholders	$9,575,000	$7,597,000	$2,413,000	$4,255,000
`
Weighted average common shares outstanding	45,588,000	51,359,000	44,038,000	51,578,000
Basic earnings per common share	$0.21	$0.15	$0.05	$0.08

Diluted
Net income	$9,613,000	$7,635,000	$2,426,000	$4,268,000

Denominator:

Weighted average common shares outstanding	45,588,000	51,359,000	44,038,000	51,578,000
Common share equivalents of outstanding stock:
Convertible preferred stock	881,000	517,000	646,000	698,000
Restricted stock	239,000	177,000	307,000	154,000
Options	290,000	679,000	514,000	598,000
Weighted average common shares outstanding	46,998,000	52,732,000	45,505,000	53,028,000
Diluted earnings per common share	$0.20	$0.14	$0.05	$0.08

The following securities were not included in the computation of diluted earnings per share for the three month and nine month periods ended September 30, 2009 and 2008, as their effect would be anti-dilutive:

	For the nine months ended September 30,		For the three months ended September 30,
Security Excluded From Computation	2009	2008	2009	2008
Stock Options	3,217,000	1,277,000	1,498,000	1,542,000
Unvested restricted stock	119,000	-	-	-

NOTE 9       STOCKHOLDERS’ EQUITY

In October 2008, we announced that the Board of Directors authorized the repurchase of up to 10 million shares of our outstanding common stock.  On August 3, 2009, the Board of Directors approved a 5 million share increase to the share repurchase program bringing the total number of shares of common stock authorized for repurchase under the program to 15 million shares.  During the three and nine month periods ended September 30, 2009, we repurchased 3.3 million and 6.3 million shares for $6.4 million and $11.3 million, respectively.  From October 6, 2008 (the date of our first repurchases under the plan) through September 30, 2009, we have repurchased 10.5 million shares for $19.0 million, at an average price of $1.81 per share.  We cancel the stock that has been repurchased and reduce common stock and additional paid-in capital for the acquisition price of the stock.  The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.

On September 10, 2009 (the “Repurchase Closing Date”), we repurchased 500,000 shares of our common stock from certain of our directors and executive officers for approximately $1.1 million.  The shares were repurchased at a per share price of $2.1462, which was 2% below the closing price of our common stock on September 8, 2009, the date we entered into definitive repurchase agreements with such officers and directors.  In addition, on the Repurchase Closing Date, we repurchased options exercisable for an aggregate of 567,500 shares of our common stock from certain of our executive officers for approximately $332,000, which represents the difference between the exercise price of the options and $2.1462.  The shares underlying the options repurchased are also included in the number of shares repurchased during the third quarter of 2009 and deplete the repurchase authority granted by our Board.

No restricted stock or options were issued to our Board of Directors during the three month period ended September 30, 2009.  During the nine month period ended September 30, 2009, we issued a total of 101,000 restricted shares of common stock and options to purchase 50,000 shares of common stock to the non-management members of our Board of Directors. The restricted shares and stock options vest one year from date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date. Compensation expense related to the restricted stock and options is recognized ratably over the vesting period.

No restricted shares or options were issued to our employees in the third quarter of 2009.  During the nine month period ended September 30, 2009, we issued to our employees 367,000 restricted shares of common stock and options to purchase 1.4 million shares of common stock. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date.  Compensation expense related to the restricted stock and options is recognized ratably over the vesting period.

NOTE 10 - INVESTMENTS

Investments at September 30, 2009 consisted of U.S. Treasury securities, municipal bonds and corporate debt.  We classify our debt securities as trading securities and do not classify any securities as available-for-sale or held to maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Available-for-sale securities are all securities not classified as trading or held to maturity.  Cash and cash equivalents that have been set aside to invest in trading securities are classified as investments.

Trading securities are recorded at fair value based on the closing market price of the security. Unrealized gains and losses on trading securities are included in operations.

Effective January 1, 2008, U.S. GAAP clarified that, except for certain nonfinancial assets and nonfinancial liabilities, fair value is based on exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, a three-tier value hierarchy was established, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

In accordance with U.S. GAAP, we measure our investments at fair value. Our investments are classified as Level 1 because our investments are valued using quoted market prices for identical securities in active markets.

Premiums and discounts are amortized or accreted over the life of the security as an adjustment to yield using the effective interest method.  Dividend and interest income is recognized when earned.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. At September 30, 2009, the carrying value of the Company’s long-term debt obligation approximates fair value based on the terms of the obligation.

NOTE 11      COMMITMENTS AND CONTINGENCIES

Sale of HMO

The sale price of the HMO is subject to positive or negative post-closing adjustment based upon the difference between the HMO’s estimated closing net equity, which was approximately $5.1 million and the HMO’s actual net equity as of  the Closing Date (the “Closing Net Equity”).   The settlement period for determining the HMO’s actual net equity is December 31, 2010.  In addition to this settlement, the Stock Purchase Agreement requires that the Humana Plan reconcile any changes in CMS Part D payments and Medicare payments received by the HMO after the Closing Date for services provided prior to the Closing Date to the amounts recorded for such items as part of the Closing Net Equity determination.  The ultimate settlements, if any, will increase or decrease the gain on the sale of the HMO. At September 30, 2009 we have adjusted the net equity settlement for any additional significant adjustments that have been identified subsequent to August 29, 2008, that would impact the recorded gain.  These adjustments have been recorded as a gain on the sale of HMO subsidiary.

Included in the Gain on Sale of the HMO for the nine month period ended September 30, 2009 is the net effect of the settlement of certain obligations related to the HMO that were retained by us and amounts due to the HMO, in excess of the estimated amount, as a result of the final 2008 retroactive MRA Premium adjustment in the third quarter of 2009.

Guarantees

In connection with the sale of the assets of our pharmacy division in 2003, the purchaser of the pharmacy assets agreed to assume our obligation under a lease which ran through 2012.  In the event of the purchaser’s default, we could be responsible for future lease payments totaling approximately $359,000 at September 30, 2009.  We are not currently aware of any defaults.

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

NOTE 12      PHYSICIAN PRACTICE ACQUISITION

Effective July 31, 2009, we acquired certain assets of one of our contracted independent primary care physician practices for approximately $1.9 million.  This transaction has been accounted for under the acquisition method.  Approximately $1.8 million of the purchase price has been allocated to goodwill while approximately $76,000 has been allocated to the non-compete agreement and $24,000 has been allocated to patient records.  The amount allocated to the non-compete is being amortized over two years and the cost associated with the patient records is being amortized over one year.

Effective as of July 24, 2009, Metcare of Florida, Inc. entered into a definitive agreement to acquire the assets and assume certain liabilities of an unaffiliated independent primary care physician practice in the South Florida market with approximately 550 active patients including 150 Humana Plan Customers for approximately $600,000.  This transaction is expected to close during the fourth quarter of 2009.

NOTE 13     BUSINESS SEGMENT INFORMATION

Prior to the Sale, we managed the PSN and HMO as separate business segments.  We identified our segments in accordance with U.S. GAAP, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and the nature of the services and benefits provided. The results of each segment were measured by income before income taxes. We allocated all selling, general and administrative expenses, investment and other income, interest expense, goodwill and certain other assets and liabilities to our segments.  Our segments shared overhead costs.

Effective with the Sale, we operate only the PSN segment and, since we operated in only one segment during the three and nine month periods ended September 30, 2009 segment information is not presented for those periods.  Segment information as of and for the three and nine month periods ended September 30, 2008 is as follows:

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

(1)
Beginning September 1, 2008, the HMO members are included in the activity of the PSN under the IPA Agreement with Humana.  The information presented in this table represents the eight months of activity for the HMO prior to its Sale on August 29, 2008.

(2)
Beginning September 1, 2008, the HMO members are included in the activity of the PSN under the IPA Agreement with Humana.  The information presented in this table represents the two months of activity for the HMO prior to its Sale on August 29, 2008.

Segment assets at September 30, 2008 exclude general corporate assets of $2.9 million including deferred tax assets of $1.8 million.

NOTE 14          SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time the financial statements were issued upon filing its Quarterly Report on Form 10-Q on November 5, 2009.

Between October 1, 2009 and November 2, 2009, we repurchased approximately 687,000 shares for $1.5 million.

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

BACKGROUND

Through our provider services network (“PSN”), we provide and arrange for medical care primarily to Medicare Advantage beneficiaries in 19 counties in the State of Florida who have enrolled in health plans primarily operated by Humana, Inc. (“Humana”) and/or its subsidiaries, one of the largest participants in the Medicare Advantage program in the United States.  We operate the PSN through our wholly-owned subsidiary, Metcare of Florida, Inc.  As of September 30, 2009, the PSN provided healthcare benefits to approximately 35,800 Medicare Advantage beneficiaries (including 280 beneficiaries covered under our agreement with CarePlus).  Until the end of August 2008, we also operated a health maintenance organization (the “HMO”) which provided healthcare benefits to approximately 7,400 Medicare Advantage beneficiaries in 13 Florida counties.  The HMO was sold to Humana Medical Plan, Inc. on August 29, 2008.

Our Agreements with Humana

The PSN currently operates under three network agreements with Humana (collectively, the “Humana Agreements”) pursuant to which the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in certain Florida counties who have elected to receive benefits under a Humana Medicare Advantage HMO Plan (“Humana Plan Customers”) and who have selected a primary care physician employed by or contracted with us.  Collectively, the Humana Agreements cover 27 counties within the State of Florida and, at September 30, 2009, we serve Humana Plan Customers in 19 counties.  We entered into the most recent of these Humana Agreements (“the IPA Agreement”) in connection with the sale of the HMO.  The IPA Agreement has a five-year term and covers the 13 Florida counties where the HMO operated at the time of its sale to the Humana Plan.  As a result of the sale of the HMO and the IPA Agreement, the customer base of the PSN grew by approximately 7,400 customers upon the closing of the transaction.

With the ongoing debate on healthcare reform, we have decided to, at least temporarily, suspend plans to expand our operations in any additional counties covered under the Humana Agreements except those where we already operate, until we have more clarity on the changes, if any, that are going to be legislated.  In the meantime, we are continuing to seek opportunities to expand our business in our existing markets.

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

Our PSN assumes full responsibility for the provision or management of all necessary medical care for each of the approximately 35,500 Humana Participating Customers covered by the Humana Agreements, even for services we do not provide directly.  For the approximately 6,000 Humana Participating Customers covered under our network agreement covering Miami-Dade, Broward and Palm Beach counties, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. For the remaining 29,500 Humana Participating Customers covered under our other two network agreements, our PSN is responsible for the cost of all medical care provided. To the extent the costs of providing such medical care are less than the related fees received from Humana; our PSN generates a gross profit.  Conversely, if medical expenses exceed the fees received from Humana, our PSN experiences a deficit in gross profit.

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

The President and both houses of Congress are currently engaged in active debate concerning the reformation of the structure and funding for the U.S. healthcare system, including the Medicare program. Although none of the bills currently being considered have become law, various proposals contain items that would have a material adverse impact on Medicare Advantage members and Medicare Advantage plans including, without limitation, provisions reducing Medicare funding, requiring “competitive bidding” against a reduced plan benefit design, legally-imposed minimum medical loss ratios, and further limitations on Medicare Advantage marketing and enrollment periods. We are not able to predict with any certainty what provisions will become law, if any.

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

Our Agreement with CarePlus

Effective as of August 1, 2007, our PSN entered into a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage HMO in Florida.  CarePlus is a wholly-owned subsidiary of Humana.  Pursuant to the CarePlus Agreement the PSN has the right to manage, on a non-exclusive basis, healthcare services to Medicare beneficiaries in 22 Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans (each, a “CarePlus Plan Customer”) and who have selected a primary care physician employed by or contracted with us.  Like Humana, CarePlus directly contracts with CMS and is paid a monthly premium payment for each CarePlus Plan Customer.  In return for managing these healthcare services, the PSN receives a monthly network administration fee for each CarePlus Participating Customer.  For 13 of the counties covered by the CarePlus Agreement, the PSN will begin to receive a capitation fee from CarePlus and will assume full responsibility for the cost of all medical services provided to each CarePlus Participating Customer on February 1, 2010.  The capitation fee will represent a substantial portion of the monthly premium CarePlus is to receive from CMS.  On October 23, 2009, we and Humana agreed to delay the implementation of the capitated fee arrangement for the nine remaining counties covered by the CarePlus Agreement to February 1, 2010.

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

The CarePlus Agreement covered approximately 280 CarePlus Participating Customers at September 30, 2009. We have operations in six of the counties covered by the CarePlus Agreement as of September 30, 2009.

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

Effective July 31, 2009, Metcare of Florida, Inc., our wholly-owned subsidiary, acquired the assets and assumed certain liabilities of one of our contracted independent primary care physician practices with approximately 1,100 of our current customers in the Central Florida market for approximately $1.9 million.

Effective as of July 24, 2009, Metcare of Florida, Inc. entered into a definitive agreement to acquire the assets and assume certain liabilities of an unaffiliated independent primary care physician practice in the South Florida market with approximately 550 active patients including 150 Humana Plan Customers for approximately $600,000.  This transaction is expected to close in the fourth quarter of 2009.

Health Maintenance Organization

As discussed above, on the Closing Date, we completed the sale of all of the outstanding capital stock of the HMO to the Humana Plan.  The following discussion generally summarizes the HMO’s business as operated by us prior to its sale.

At the time of its sale, the HMO was offering its Medicare Advantage health plan in 13 Florida counties. Our Medicare Advantage plan covered Medicare eligible customers who resided at least nine months or more in the service area and offered more expansive benefits than those offered under the traditional Medicare fee-for-service plan. Through our Medicare Advantage plan, we had the flexibility to offer benefits not covered under traditional fee-for-service Medicare. These benefits were designed to be attractive to seniors and included prescription drug benefits, eye glasses, hearing aids, dental care, over-the-counter drug plans and health club memberships. In addition we offered a “special needs” zero premium, zero co-payment plan to dual-eligible individuals (as that term is defined by CMS) in our markets.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

During the three months ended September 30, 2009, we operated only the PSN business segment as we sold the HMO on August 29, 2008.  The operating results for the three months ended September 30, 2008 include the results of operations of the HMO through August 29, 2008.  After that date, as a result of the IPA Agreement, the customers of the HMO became customers of the PSN.   Similar to the Humana Agreements, under the IPA Agreement, the PSN is paid by Humana a percentage of the premium paid by CMS for each member of Humana’s Medicare Advantage Plans who selects one of the PSN’s Physicians as his or her primary care physician.  Medical costs incurred under the IPA Agreement are included in the medical expenses of the PSN.

Income before income tax expense was $6.5 million for the third quarter of 2008 and included a $5.8 million gain on the sale of our HMO which was offset by related stay bonuses and termination costs of $1.6 million.  Excluding these amounts, income before income taxes for the third quarter of 2008 was $2.3 million.  In the third quarter of 2009 income before income tax expense was $3.8 million.  Excluding the gain on sale of $366,000, income before income taxes for the third quarter of 2009 was $3.5 million.

Revenue increased $9.2 million or 11.6% between the third quarter of 2008 and the third quarter of 2009.  The improvement between these periods is primarily attributable to:

•	a 7.6% increase in our consolidated customer base
•	a 3.5% increase in the base premium; and
•	an approximate 8.7% increase in the weighted average risk score of our customers.

Our increase in revenue in the third quarter of 2009 was partially offset by the impact of the sale of our HMO and the IPA Agreement.  More specifically, prior to the sale of the HMO in August 2008, we received 100% of the premium paid by CMS for the HMO’s customers.  Following the sale of the HMO and under the related IPA Agreement, we receive a percentage of the CMS premium received by Humana for care for these customers through our PSN.

Our medical expense increased $9.3 million or 13.0% between the third quarter of 2008 and the third quarter of 2009.  This increase primarily resulted from a 7.6% increase in customer months and a 5.0% increase in per customer medical costs between the two periods.

Our Medical Expense Ratio (“MER”), which is our total medical expense divided by our total revenue,  of 91.3% in the third quarter of 2009 compared to a MER of 90.2% in the third quarter of 2008.   The reduction in the premium we receive for providing services to our former HMO customers under the IPA Agreement increased our MER by approximately 3.2% in the 2009 third quarter as compared to 0.9% in the third quarter of 2008.

Net income for the third quarter of 2009 was $2.4 million or $0.05 per basic and diluted share compared to net income of $4.3 million or $0.08 per basic and diluted share for the third quarter of 2008.  Impacting net income in the third quarter of 2008 was the gain on the sale of our HMO subsidiary and the related one time termination and stay bonus costs.  Excluding these items, net income for the three months ended September 30, 2008 would have been $1.7 million or $0.03 per basic and diluted share.  The gain on sale in the third quarter of 2009 of $366,000 does not change the reported earnings per share.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN as of September 30, 2009 and through the PSN and the HMO as of September 30, 2008 and (ii) the aggregate customer months of the PSN for the third quarter of 2009 and for the PSN and the HMO for the third quarter of 2008. Customer months is the aggregate number of months of healthcare service provided to our customers during the applicable period, with one month of service to one customer counting as one customer month,

Through the IPA Agreement, our PSN began providing services to the customers of our HMO following its sale to the Humana Plan.

	September 30, 2009		September 30, 2008
	Customers at End of Period	Customer Months For Quarter	Customers at End of Period	Customer Months for Quarter	Percentage Change in Customer Months Between Quarters
PSN	35,800	106,800	33,100	84,500
HMO	-	-	-	14,800
Total	35,800	106,800	33,100	99,300	7.6%

The increase in total customer months for 2009 as compared to 2008 is primarily a result of the net effect of new enrollments and disenrollments, deaths, customers moving from the covered areas, customers transferring to another physician practice or customers making other insurance selections.

Revenue

The following table provides a breakdown of our sources of revenue by segment for the 2009 and 2008 third quarters:

			$
	Three Months Ended September 30		Increase	%
	2009	2008	(Decrease)	Change
PSN revenue from Humana	$87,427,000	$65,226,000	$22,201,000	34.0%
PSN fee-for-service revenue	711,000	397,000	314,000	79.1%
Total PSN revenue	88,138,000	65,623,000	22,515,000	34.3%
Percentage of total revenue	100.0%	83.1%
HMO revenue	-	13,327,000	(13,327,000)	-100.0%
Percentage of total revenue	0.0%	16.9%
Total revenue	$88,138,000	$78,950,000	$9,188,000	11.6%

Revenue PCPM	$825	$795

The average per customer per month (“PCPM”) premium we received on a consolidated basis in the 2009 third quarter was approximately $825 as compared to $795 in the third quarter of 2008.  The PCPM increase in the third quarter of 2009 is primarily a result of the approximate 3.5% increase in the base premium paid by CMS in 2009 and an 8.7% increase in the average Medicare risk score of our customers between the third quarter of 2008 and the third quarter of 2009. These increases were partially offset by a reduction in the percentage of the CMS premium we receive for customers of our former HMO under the IPA Agreement.

The PSN’s most significant source of revenue during both the 2009 and 2008 third quarters was the premium revenue generated pursuant to the Humana Agreements (the “Humana Related Revenue”).  The Humana Related Revenue increased from $65.2 million in the 2008 third quarter to $87.4 million in the 2009 third quarter, an increase of approximately 34.0%.  The increase in the Humana Related Revenue is primarily a result of the PSN’s subsequent provision of services under the IPA Agreement to the customers of the HMO following the sale of the HMO to the Humana Plan and the increase in premium revenue as a result of increased risk scores.

Periodically, we receive retroactive adjustments to the premiums paid to us based on the updated MRA scores of our customers.  The factors considered in this update include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program.  In addition, the number of customers for whom we receive capitation fees may be retroactively adjusted due to enrollment changes not yet processed or reported. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded.  We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is available, the collectibility of the amount is reasonably assured, or the likelihood of repayment is probable.

In the third quarter of 2009, we received the final MRA premium increase for services provided in 2008 in the amount of $3.0 million as compared to the estimated increase of $3.8 million that had been recorded at December 31, 2008 and June 30, 2009.  The difference of $800,000 reduced revenue in the third quarter of 2009.  In August 2008, we were notified of the final retroactive MRA premium adjustment for services provided in 2007 from CMS based on the increased risk scores of its customer base.  The amount of the adjustment was not materially different than the estimate we recorded at December 31, 2007 and June 30, 2008.

In the third quarter of 2008, we determined that the final Part D settlement payable for prescription drug coverage in 2007 was over accrued by approximately $1 million and increased premium revenue by this amount.  No adjustment was required during the third quarter of 2009.

We continue to invest resources in people and processes to assure that our customers are assigned the proper risk scores. These processes include ongoing training of medical staff responsible for coding and routine auditing of patient charts to assure risk-coding compliance.   Customers with higher risk codes generally require more healthcare resources than those with lower risk codes.  Proper coding helps to assure that we receive premiums consistent with the cost of treating these customers. Our efforts related to coding compliance are ongoing and we continue to commit additional resources to this important discipline.

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

Medical costs and the MER for the three month periods ended September 30 are as follows:

	2009	2008
	Consolidated	PSN	HMO	Consolidated
Estimated medical expense for the quarter, excluding prior period claims development	$81,205,000	$58,590,000	$12,651,000	$71,241,000
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	(694,000)	1,261,000	(1,254,000)	7,000
Total reported medical expense for quarter	$80,511,000	$59,851,000	$11,397,000	$71,248,000

Reported Medical Expense Ratio for quarter	91.3%	91.2%	85.5%	90.2%

Medical Expense PCPM	$754	$708	$770	$718

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

A change in either revenue or medical claims expense of approximately $900,000 would have impacted the consolidated MER by 1% in the third quarter of 2009 while a change in either revenue or medical claims expense of approximately $800,000 would have impacted the MER by 1% in the third quarter of  2008.

Total Medical Expense

Total consolidated medical expense was $80.5 million and $71.2 million for the 2009 and 2008 third quarters, respectively.  The increase in total medical expense in the 2009 third quarter was primarily due to the increase in the number of customer months and higher medical costs.

Our consolidated MER increased from 90.2% in the 2008 third quarter to 91.3% in the 2009 third quarter.  Prior to the sale of the HMO in August 2008, we received 100% of the premium paid by CMS for the HMO’s customers.  Following the sale of the HMO and under the related IPA Agreement, we receive a percentage of the CMS premium received by Humana for care for these customers through our PSN.  The reduction in the premium we receive for our former HMO customers under the IPA Agreement increased our MER by approximately 3.2% in the 2009 third quarter and by 0.9% in the third quarter of 2008.

Medical expense on a PCPM basis was $718 for the third quarter of 2008 as compared to $754 for the third quarter of 2009.  This increase of 5.0% is primarily a result of increasing medical costs and utilization between the quarters.

At September 30, 2009, we estimate that claims paid subsequent to June 30, 2009 for services provided prior to that date will be less than the consolidated estimated medical expenses payable recorded at that date by approximately $694,000 or approximately 0.9% of consolidated total medical expense recorded for the quarter ended September 30, 2009.  The difference between the amount incurred and the estimated medical claims payable that had been recorded at June 30, 2009 was primarily a result of favorable developments in our medical claims expense.  At September 30, 2008, we estimate that claims paid for the PSN and HMO subsequent to June 30, 2008 for services provided prior to that date would approximate the estimated consolidated medical expenses payable recorded at June 30, 2008.

Approximately $76.9 million or 95.5% of our total medical expense in the 2009 third quarter and $68.1 million or 95.5% of total medical expense in the 2008 third quarter are attributable to medical claims expense such as inpatient and outpatient services, pharmacy benefits and physician services provided by Non-Affiliated Providers.

We are assessing the anticipated future impact of the H1N1 pandemic on our future medical expenses and utilization rates. The Centers for Disease Control and Prevention (CDC) has indicated that it anticipates that there will be more cases, hospitalizations and deaths associated with the H1N1 virus in the United States  into the fall and winter.  The government is providing and funding the cost of the H1N1 vaccine however, it is our understanding that sufficient quantities of the vaccine may not be available to treat all persons at risk.  At present, persons 65 and older who do not have pre-existing conditions have not been identified as a group at high risk from H1N1. We are still in the process of seeking to ascertain the risks faced by persons 65 and older with pre-existing conditions and the risk of the H1N1 virus proving more virulent than commonly encountered strains of influenza.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, total medical expense includes the cost of medical services provided to Humana Participating Customers by Non-Affiliated Providers.

Medical center costs include expenses incurred in connection with the operation of our wholly-owned physician practices and oncology center including salaries, taxes and benefits, malpractice insurance, office rent and other practice related expenses. Approximately $3.6 million of the PSN’s total medical expense in the third quarter of 2009 related to physician practices we own as compared to $3.2 million in the third quarter of 2008.

At September 30, 2009, we determined that the range for estimated medical claims payable was between $24.7 million and $31.1 million and we recorded a liability of $26.7 million, the actuarial mid-point of the range.  Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Operating Expenses

	Three Months Ended September 30,		Increase	%
	2009	2008	(Decrease)	Change
Payroll, payroll taxes and benefits	$2,253,000	$2,897,000	$(644,000)	-22.2%
Percentage of total revenue	2.6%	3.7%
General and administrative	1,864,000	2,406,000	(542,000)	-22.5%
Percentage of total revenue	2.1%	3.0%
Marketing and advertising	118,000	139,000	(21,000)	-15.1%
Percentage of total revenue	0.1%	0.2%
Stay bonus and termination costs	-	1,598,000	(1,598,000)	-100.0%
Percentage of total revenue	-	2.0%
Total operating expenses	$4,235,000	$7,040,000	$(2,805,000)	-39.8%

Payroll, Payroll Taxes and Benefits

In 2009, payroll, payroll taxes and benefits include salaries and benefits for our executive and administrative staff.  For the 2009 third quarter, payroll, payroll taxes and benefits were $2.3 million, compared to $2.9 million for the 2008 third quarter.   In 2008, these costs also included two months of salaries and benefits of the HMO’s administrative staff, as well as salaries and sales commissions of the employed members of the HMO’s sales staff.

The decrease in expenses between the third quarter of 2008 and the third quarter of 2009 is primarily a result of a $654,000 decrease in the payroll cost associated with the HMO which was sold in August 2008.

General and Administrative

General and administrative expenses for the 2009 third quarter totaled $1.9 million, a decrease of $542,000 or 22.5% as compared to the 2008 third quarter.  General and administrative expenses of the HMO were $663,000 in the third quarter of 2008. The decrease attributable to the sale of the HMO was partially offset by an increase in the overhead costs of the PSN that were required to manage the increased number of customers covered under the IPA Agreement.

Marketing and Advertising

As a result of the sale of the HMO, our marketing and advertising costs were reduced from $139,000 in the third quarter of 2008 to $118,000 in the third quarter of 2009.

Stay Bonuses and Termination Costs

In connection with the sale of the HMO, we paid the employees of the HMO stay bonuses to assure that the HMO business would operate normally through the Closing Date and to assist with a smooth transition to Humana.  In addition, we made termination payments to HMO employees to recognize their past services to the Company.  We recognized and paid all of these costs, totaling $1.6 million, in the third quarter of 2008.

Gain on Sale of HMO Subsidiary

On August 29, 2008, we completed the previously announced sale of all of the outstanding capital stock of our HMO to the Humana Plan pursuant to the terms of the Stock Purchase Agreement, dated as of June 27, 2008, by and between the Company and the Humana Plan for a cash purchase price of approximately $14.6 million.  We recognized a gain on the sale of the HMO in the third quarter of 2008 of approximately $5.8 million.

In the third quarter of 2009 we adjusted the final estimated working capital settlement related to the sale of the HMO by $366,000, which represents the amount that the final 2008 retroactive MRA increase received during the third quarter of 2009 exceeded the receivable we recorded for this estimated settlement at the date of the sale of the HMO.

Other Income

We realized other income of $80,000 in the 2009 third quarter as compared to $18,000 in the 2008 third quarter.  Investment income in the 2009 third quarter increased $57,000 from the 2008 third quarter.  Realized and unrealized gains in our investment portfolio were approximately $14,000 in the 2009 third quarter compared to realized and unrealized losses of $193,000 in the 2008 third quarter.

Income taxes

Our effective tax rate was 36.8% in the 2009 third quarter and 34.1% in the 2008 third quarter.   The lower effective income tax rate in 2008 is a result of tax benefits that had been reserved but which were recognized upon the expiration in the third quarter of 2008 of the statute of limitations for the tax period to which the benefits relate.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

During the nine months ended September 30, 2009, we operated only the PSN business segment as we sold the HMO on August 29, 2008.  During the nine months ended September 30, 2008, we operated in two business segments, the PSN business and, through August 2008, the HMO business.

Income before income tax expense for the nine months ended September 30, 2009 was $15.6 million compared to $11.9 million for the comparable period of 2008.  Included in income before income tax expense in 2008 was a $5.8 million gain on the sale of our HMO and related stay bonuses and termination costs of $1.6 million.  Excluding these amounts, income before income taxes for the nine months ended September 30, 2008 was $7.7 million.  Excluding the gain on sale of $811,000 in 2009, income before income taxes for the nine months ended September 30, 2009 was $14.8 million.

Revenue increased $28.5 million or 12.0% between the nine month periods ended September 30, 2008 and 2009.  This improvement is primarily attributable to:

•	a 7.1% increase in our consolidated customer base;
•	a 3.5% increase in the base premium; and
•	an approximate 12.6% increase in the weighted average risk score of our customers.

Our increase in revenue for the nine months ended September 30, 2009 was partially offset by the impact of the sale of our HMO and the IPA Agreement.  More specifically, prior to the sale of the HMO in August 2008, we received 100% of the premium paid by CMS for the HMO’s customers.  Following the sale of the HMO and under the related IPA Agreement, we receive a percentage of the CMS premium received by Humana for care for these customers through our PSN.

Our medical expense for the nine months ended September 30, 2009 was $238.2 million, an increase of $28.4 million or 13.6% over the $209.8 million of medical expense incurred for the nine months ended September 30, 2008.  The increase in costs is primarily attributable to the 7.1% growth in our customer base as well as a 6.1% increase in medical costs and utilization.

Our MER was 89.7% for the nine months ended September 30, 2009 compared to the MER of 88.4% for the same period in 2008.   The increase in our MER is primarily a result of the decrease in revenue we receive for customers of our former HMO under the IPA Agreement that we discussed above.  This change increased our MER for the nine months ended September 30, 2009 by 3.1% and 0.3% for the nine months ended September 30, 2008.

Net income for the nine months ended September 30, 2009 increased as compared to the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, our net income was $9.6 million or $0.21 per basic share and $0.20 per diluted share compared to a net income of $7.6 million or $0.15 per basic share and $0.14 per diluted share for the nine months ended September 30, 2008.   Impacting net income in the third quarter of 2008 was the gain on the sale of our HMO subsidiary and the related one time termination and stay bonus costs.  Excluding these items, net income for the nine months ended September 30, 2008 would have been $5.1 million or $0.10 per basic and diluted share. The $811,000 gain on sale recorded during the nine months ended September 30, 2009, reduces net income to $9.1 million or $0.20 per basic share and $0.19 per diluted share for the nine months ended September 30, 2009.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN as of September 30, 2009 and through the PSN and the HMO as of September 30, 2008 and (ii) the aggregate customer months of the PSN for the nine months ended September 30, 2009 and for the PSN and the HMO for the nine months ended September 30, 2008.

Through the IPA Agreement, our PSN began providing services to the customers of our HMO following its sale to the Humana Plan.

	September 30, 2009		September 30, 2008
	Customers at End of Period	Customer Months for Period	Customers at End of Period	Customer Months for Period	Percentage Change in Customer Months Between Periods
PSN	35,800	318,300	33,100	239,200
HMO	-	-	-	58,100
Total	35,800	318,300	33,100	297,300	7.1%

The increase in total customer months for 2009 as compared to 2008 is primarily a result of the net effect of new enrollments and disenrollments, deaths, customers moving from the covered areas, customers transferring to another physician practice or customers making other insurance selections.

Revenue

The following table provides a breakdown of our sources of revenue by segment for the nine month periods ended September 30, 2009 and 2008:

			$
	Nine Months Ended September 30		Increase	%
	2009	2008	(Decrease)	Change
PSN revenue from Humana	$264,082,000	$184,357,000	$79,725,000	43.2%
PSN fee-for-service revenue	1,573,000	1,185,000	388,000	32.7%
Total PSN revenue	265,655,000	185,542,000	80,113,000	43.2%
Percentage of total revenue	100.0%	78.2%
HMO revenue	-	51,633,000	(51,633,000)	-100.0%
Percentage of total revenue	0.0%	21.8%
Total revenue	$265,655,000	$237,175,000	$28,480,000	12.0%

Revenue PCPM	$835	$798

The PCPM premium we received on a consolidated basis during the nine months ended September 30, 2009 was approximately $835 as compared to $798 for the nine months ended September 30, 2008.  This PCPM increase is primarily a result of a 3.5% increase in the base premium paid by CMS in 2009 and an approximate increase of 12.6% in the average Medicare risk score of our customers between the nine months ended September 30, 2008 and the same period in 2009.  These increases were partially offset by a reduction in the percentage of the CMS premium we receive for customers of our former HMO under the previously discussed IPA Agreement.

The PSN’s most significant source of revenue during the nine months ended September 30, 2009 and 2008 was the Humana Related Revenue.  The Humana Related Revenue increased from $184.4 million for the nine months ended September 30, 2008 to $264.1 million for the nine months ended September 30, 2009, an increase of approximately 43.2%.  The significant increase in the Humana Related Revenue is a result of the PSN’s subsequent provision of services under the IPA Agreement to the customers of the HMO following the Sale of the HMO to the Humana Plan and the increase in premium revenue as a result of increased risk scores.

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

In the third quarter of 2009, we received the final MRA premium increase for services provided in 2008 in the amount of $3.0 million.  At December 31, 2008, we estimated that we would receive $3.8 million and, accordingly, the difference of $800,000 reduced revenue for the nine month period ended September 30, 2009.  In August 2008, we were notified of the final retroactive MRA premium adjustment for services provided in 2007 from CMS based on the increased risk scores of our customer base.  The amount of the adjustment was not materially different than the estimate we recorded at December 31, 2007.

In the third quarter of 2008, we determined that the final Part D settlement payable associated with 2007 was over accrued by approximately $1 million and increased premium revenue by this amount.  There have been no such adjustments in 2009.

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

Medical costs and the MER for the nine month periods ended September 30 are as follows:

	2009	2008
	Consolidated	PSN	HMO	Consolidated
Estimated medical expense for the period, excluding prior period claims development	$237,987,000	$164,244,000	$46,686,000	$210,930,000
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	209,000	(521,000)	(639,000)	(1,160,000)
Total reported medical expense for period	$238,196,000	$163,723,000	$46,047,000	$209,770,000

Reported Medical Expense Ratio for period	89.7%	88.2%	89.2%	88.4%

Medical Expense PCPM	$748	$684	$793	$706

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

A change in either revenue or medical claims expense of approximately $2.8 million would have impacted the MER by 1% for the nine months ended September 30, 2009 while a change in either revenue or medical claims expense of approximately $2.5 million would have impacted the MER by 1% for the nine months ended September 30, 2008.

Total Medical Expense

Total consolidated medical expense was $238.2 million and $209.8 million for the nine months ended September 30, 2009 and 2008, respectively.  The increase in consolidated medical expense for the nine months ended September 30, 2009 was primarily due to the increase in the number of customers and higher medical costs.

Our consolidated MER increased from 88.4% for the nine months ended September 30, 2008 to 89.7% for the nine months ended September 30, 2009.   The reduction in the premium we receive for our former HMO customers under the IPA Agreement increased our MER for the nine months ended September 30, 2009 by 3.1% and 0.3% for the nine months ended September 30, 2008.

Medical expense on a PCPM basis was $706 for the nine months ended September 30, 2008 as compared to $748 for the nine months ended September 30, 2009.  This increase of 6.1% is primarily a result of increasing medical costs and utilization.

At September 30, 2009, we estimate that claims paid subsequent to December 31, 2008 for services provided prior to that date would approximate the estimated consolidated medical expenses payable recorded at December 31, 2008.  At September 30, 2008, we estimate that, on a consolidated basis, claims paid in 2008 for services provided in 2007 would be less than the amount originally recorded as estimated medical expenses payable at December 31, 2007 by $1.2 million, decreasing medical expense by approximately 0.6% for the nine months ended September 30, 2008.  The difference between the amount incurred and the estimated medical expenses payable that was recorded at December 31, 2007 was primarily a result of favorable developments in our medical claims expense.

Approximately $227.4 million or 95.5% of our total medical expense for the nine months ended September 30, 2009 and $200.5 million or 95.6% of total medical expense for the nine months ended September 30, 2008 are attributable to medical claims expense such as inpatient and outpatient services, pharmacy benefits and physician services by Non-Affiliated Providers.

In the third quarter of 2008, we determined that the final Part D repayment for prescription drug coverage in 2007 was approximately $1 million higher than we had estimated.  This amount reduced revenue in the third quarter of 2008.   No adjustment was required during the third quarter of 2009.

Medical center costs include expenses incurred in connection with the operation of our wholly-owned physician practices and oncology center including salaries, taxes and benefits, malpractice insurance, office rent and other practice related expenses. Approximately $10.8 million of the PSN’s total medical expense for the nine months ended September 30, 2009 related to physician practices we own as compared to $9.2 million for the nine months ended September 30, 2008.   The increase is due primarily to an increase in our offices’ staff and additional technology costs as we transition to a patient center medical home model.

Operating Expenses

	Nine Months Ended September 30,		Increase	%
	2009	2008	(Decrease)	Change
Payroll, payroll taxes and benefits	$7,414,000	$9,911,000	$(2,497,000)	-25.2%
Percentage of total revenue	2.8%	4.2%
General and administrative	5,432,000	8,307,000	(2,875,000)	-34.6%
Percentage of total revenue	2.0%	3.5%
Marketing and advertising	202,000	1,739,000	(1,537,000)	-88.4%
Percentage of total revenue	0.1%	0.7%
Stay bonuses and termination costs	-	1,598,000	(1,598,000)	-100.0%
Percentage of total revenue	-	0.7%
Total operating expenses	$13,048,000	$21,555,000	$(8,507,000)	-39.5%

Payroll, Payroll Taxes and Benefits

In 2009, payroll, payroll taxes and benefits include salaries and benefits for our executive and administrative personnel.  Prior to the sale of the HMO in August 2008, these costs also included the salaries and benefits of the HMO’s administrative staff, as well as salaries and sales commissions of the employed members of the HMO’s sales staff.  For the nine months ended September 30, 2009, payroll, payroll taxes and benefits were $7.4 million compared to $9.9 million for the same period in 2008, a decrease of approximately $2.5 million.   The decrease is primarily a result of a $3.3 million decrease in payroll cost associated with the HMO that was sold in August 2008.  The decrease was partially offset by an increase in the PSN’s payroll costs, most of which related to the increase in personnel that was required to manage the increased number of customers covered under the IPA Agreement.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2009 totaled $5.4 million, a decrease of $2.9 million or 34.6% from the nine months ended September 30, 2008.  General and administrative expenses associated with the HMO prior to its sale decreased $3.3 million for the nine months ended September 30, 2009 as compared to 2008.  The decrease was partially offset by an increase in the PSN’s administrative costs that was required to manage the increased number of customers covered under the IPA Agreement.

Marketing and Advertising

As a result of the sale of the HMO, which incurred significant marketing and sales costs in connection with the HMO’s annual sales cycle, our marketing and advertising costs were significantly reduced from $1.7 million for the nine months ended September 30, 2008 to $202,000 during the same period in 2009.

Stay Bonuses and Termination Costs

In connection with the sale of the HMO, we paid the employees of the HMO stay bonuses to assure that the HMO business would operate normally through the Closing Date and to assist with a smooth transition to Humana.  In addition, we made termination payments to HMO employees to recognize their past services to the Company.  We recognized and paid all of these costs, totaling $1.6 million, in the third quarter of 2008.

Gain on Sale of HMO Subsidiary

On August 29, 2008, we completed the previously announced sale of all of the outstanding capital stock of our HMO to the Humana Plan pursuant to the terms of the Stock Purchase Agreement, dated as of June 27, 2008, by and between the Company and the Humana Plan for a cash purchase price of approximately $14.6 million.  For the nine month period ended September 30, 2008, we recognized a gain on the sale of the HMO of approximately $5.8 million.

We recorded a $811,000 gain on sale of our HMO subsidiary for the nine month period ended September 30, 2009.  This gain relates to the net effect of the favorable settlements of certain obligations related to the HMO that were retained by us and the amount in excess of the recorded receivable at the date of the sale of the HMO for the 2008 retroactive premium increase received during the third quarter of 2009.

Other Income

We realized other income of $345,000 for the nine months ended September 30, 2009 as compared to $238,000 for the nine months ended September 30, 2008.  Investment income for the nine months ended September 30, 2009 increased by $96,000 compared to the nine months ended September 30, 2008.  Realized and unrealized gains in our investment portfolio for the nine months ended September 30, 2009 were approximately $90,000 while realized and unrealized losses in our investment portfolio for the nine months ended September 30, 2008 were approximately $442,000.

Income taxes

Our effective income tax rate was 38.3% and 35.8% for the nine months ended September 30, 2009 and 2008, respectively.  The lower effective income tax rate in 2008 is a result of tax benefits that had been reserved but are now being recognized upon the expiration of the statute of limitations for the tax period to which the benefits relate.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at September 30, 2009 was approximately $37.2 million as compared to approximately $36.3 million at December 31, 2008. We had working capital of approximately $32.2 million as of September 30, 2009 and $34.5 million at December 31, 2008.

Our total stockholders’ equity was approximately $42.0 million and $42.8 million at September 30, 2009 and December 31, 2008, respectively.  The net decrease in stockholders’ equity was primarily a result of the $11.3 million  of cash spent to reacquire shares under our stock repurchase plan partially offset by net income of $9.6 million and share-based compensation of $928,000 during the nine month period ended September 30, 2009.

In October 2008, we announced that the Board of Directors authorized the repurchase of up to 10 million shares of our outstanding common stock. On August 3, 2009, the Board of Directors approved a 5 million share increase to the share repurchase program bringing the total number of shares of common stock authorized for repurchase under the program to 15 million shares. During the three and nine month periods ended September 30, 2009, we repurchased 3.3 million and 6.3 million shares for $6.4 million and $11.3 million, respectively. From October 6, 2008 (the date of our first repurchases under the plan) through September 30, 2009, we have repurchased 10.5 million shares for $19.0 million, at an average price of $1.81 per share. Between October 1, 2009 and November 2, 2009, we repurchased approximately 687,000 shares for $1.5 million. We cancel the stock that has been repurchased and reduce common stock and additional paid-in capital for the acquisition price of the stock. The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.

At September 30, 2009, we had $875,000 of outstanding debt related to the acquisition of a physician practice.  In addition, as of such date, and as discussed below, we have a credit line that secures a $2.0 million letter of credit issued in favor of Humana.

During the nine months ended September 30, 2009, our cash, cash equivalents and investments increased by approximately $851,000 from the balance at December 31, 2008.

Net cash provided by operating activities during the nine months ended September 30, 2009 was approximately $13.8 million.  The most significant sources of cash from operating activities were:

•	net income of $9.6 million; and
•	an increase in the due to Humana of $3.8 million and a decrease in due from Humana of $2.8 million.

These sources of cash were partially offset by:

•	a decrease in income taxes payable of $1.1 million;
•	a decrease in accrued payroll and payroll taxes of $988,000; and
•	a decrease in accrued expenses of $947,000.

The decrease in the due from Humana substantially relates to the receipt of the funds associated with the 2009 retroactive MRA mid-year and 2008 MRA premium increases.

Net cash used in investing activities for the nine months ended September 30, 2009 was primarily a result of $1.0 million paid to acquire a physician practice and capital expenditures of $678,000 which were virtually offset by our receipt of $1.7 million upon the sale of short-term investments.

Our financing activities for the nine months ended September 30, 2009 used $11.3 million of cash in connection with the repurchase of our common stock.

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

Effective as of July 24, 2009, Metcare of Florida, Inc. entered into a definitive agreement to acquire the assets and assume certain liabilities of an unaffiliated independent primary care physician practice in the South Florida market with approximately 550 active patients including 150 Humana Plan Customers for approximately $600,000.  This transaction is expected to close during the fourth quarter of 2009.

We have used and expect to continue to use cash on hand to pay for the EMR and the pending acquisition.

As of September 30, 2009, we had an unsecured one year commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $2.0 million.  The maturity date on the August 2009 $1.0 million line of credit was extended in the third quarter of 2009 to August 2010.  The maturity date on the remaining $1.0 million line of credit is March 2010.  Any outstanding balance on these lines of credit bears interest at the bank’s prime rate plus 3.25%.  Should we borrow against this line of credit, the credit facility requires us to comply with certain financial covenants, including a minimum liquidity requirement.  The availability under the lines of credit secures a $2.0 million letter of credit that is issued in favor of Humana.

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

Interest Rate Risk

We monitor the third-party depository institutions that hold our cash, cash equivalents and investments. We diversify our cash, cash equivalents and investments among counterparties and investment positions to minimize exposure to any one of these entities or investments.  As of September 30, 2009, none of our investment positions represented greater than 5% of our total investment portfolio. Our emphasis is primarily on safety of principal while maximizing yield on those funds. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including U.S. Treasury securities, municipal bonds and corporate debt. As of September 30, 2009, the fair value of our investment positions was approximately $32.0 million, a vast majority of which had a term to maturity of less than two years and a credit rating by a major rating agency of A or higher.  Our investments are classified as trading securities. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, the value of our investments and/or our income from investments may decrease in the future.

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests annually and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the values of our intangible assets need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue, EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired.  We also consider the market value of our own stock and those of companies similar to ours.   As of September 30, 2009, we believe our intangible assets are recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended September 30, 2009.

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

Common stock repurchases under our authorized plan during the third quarter of 2009 were as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1, 2009 - July 31, 2009	142,100		$2.12	142,100	7,700,427
August 1, 2009 - August 31, 2009	1,192,283		$2.25	1,192,283	6,508,144
September 1, 2009 - September 30, 2009	1,999,670	(2)	$1.73	1,199,670	4,508,474

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

(2)
On September 10, 2009 (the “Repurchase Closing Date”), we repurchased 500,000 shares of our common stock from certain of our directors and executive officers for approximately $1.1 million.  The shares were repurchased at a per share price of $2.1462, which was 2% below the closing price of our common stock on September 8, 2009, the date we entered into definitive repurchase agreements with such officers and directors.  In addition, on the Repurchase Closing Date, we repurchased options exercisable for an aggregate of 567,500 shares of our common stock from certain of our executive officers for approximately $332,000, which represents the difference between the exercise price of the options and $2.1462. The shares underlying the options repurchased are included in the number of shares repurchased between September 1, 2009 and September 30, 2009 and deplete the repurchase authority granted by our Board.

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

METROPOLITAN HEALTH NETWORKS, INC.
Registrant
Date: November 5, 2009	By:	/s/ Michael M. Earley
Michael M. Earley
Chairman, Chief Executive Officer

/s/ Robert J. Sabo
Robert J. Sabo
Chief Financial Officer