Form 10-K
period 2009-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 2010-03-02
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  0-28456

METROPOLITAN HEALTH NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0635748
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

250 South Australian Avenue, Suite 400 West Palm Beach, Fl.	33401
(Address of principal executive offices)	(Zip Code)

(561) 805-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share	NYSE Amex

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
Yes ☐            No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $91,964,322 based on the closing sale price as reported on the NYSE Amex.   This calculation has been performed under the assumption that all directors, officers and stockholders who own more than 10% of our outstanding voting securities are affiliates of the Company.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2010
Common Stock, $.001 par value per share	39,846,684 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the 2010 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

METROPOLITAN HEALTH NETWORKS, INC.

FORM 10-K
For the Year Ended
December 31, 2009

TABLE OF CONTENTS

ITEM		Page No.
	PART I
1	Business	5
1A	Risk Factors	18
1B	Unresolved Staff Comments	26
2	Properties	26
3	Legal Proceedings	27
4	Submission of Matters to a Vote of Security Holders	27
	PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
6	Selected Financial Data	30
7	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	31
7A	Quantitative and Qualitative Disclosures about Market Risk	44
8	Financial Statements and Supplementary Data	45
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45
9A	Controls and Procedures	45
	PART III
10	Directors, Executive Officers and Corporate Governance	48
11	Executive Compensation	48
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
13	Certain Relationships and Related Transactions and Director Independence	48
14	Principal Accounting Fees and Services	49
	PART IV
15	Exhibits, Financial Statement Schedules	49

	Exhibits Index	50

	Signatures	53

GENERAL

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “Metropolitan” or the “Company” refer to Metropolitan Health Networks, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

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

Specifically, this report contains forward-looking statements, including statements regarding the following topics:

•	the ability of our provider services network (the “PSN”) to renew those Humana Agreements (as defined below) with one-year renewable terms and maintain all of the Humana Agreements on favorable terms;

•	our ability to make reasonable estimates of Medicare retroactive premium adjustments; and

•	our ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported (“IBNR”) claims.

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.  The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	reductions in government funding of the Medicare program and changes in the political environment that may affect public policy and have an adverse impact on the demand for our services;

•	the loss of or material, negative price amendment to significant contracts;

•	disruptions in the PSN’s or Humana's healthcare provider networks;

•	failure to receive accurate and timely claims processing, billing services, data collection and other information from Humana;

•	future legislation and changes in governmental regulations;

•	increased operating costs;

•	reductions in premium payments to Medicare Advantage plans;

•	the impact of Medicare Risk Adjustments on payments we receive from Humana;

•	the impact of the Medicare prescription drug plan on our operations;

•	general economic and business conditions;

•	increased competition;

•	the relative health of our customers;

•	changes in estimates and judgments associated with our critical accounting policies;

•	federal and state investigations;

•	our ability to successfully recruit and retain key management personnel and qualified medical professionals; and

•	impairment charges that could be required in future periods.

We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements.

PART I

ITEM 1	DESCRIPTION OF BUSINESS

We operate a provider services network (the “PSN”), through which we provide and arrange for medical care primarily to Medicare Advantage beneficiaries in the State of Florida who have enrolled in health plans primarily operated by Humana, Inc. (“Humana”), or subsidiaries of Humana, one of the largest participants in the Medicare Advantage program in the United States.  As of December 31, 2009, our PSN operated in 16 counties in the state of Florida.

Medicare is the national, federally-administered health insurance program that covers the cost of hospitalization, medical care, and some related health services for U.S. citizens aged 65 and older, qualifying disabled persons and persons suffering from end-staged renal disease.  Substantially all of our revenue in 2009 and 2008 was generated by providing services to Medicare beneficiaries through arrangements that require us to assume responsibility to provide and/or manage the care for our customers’ medical needs in exchange for a monthly fee, also known as a capitation fee or capitation arrangement.  To mitigate our exposure to high cost medical claims, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  See “Insurance.”

Our concentration on Medicare customers provides us the opportunity to focus our efforts on understanding the specific needs of Medicare beneficiaries in our local service areas.  Our management team has extensive experience developing and managing providers and provider networks.

As of December 31, 2009, the PSN provided healthcare benefits to approximately 35,500 Medicare Advantage beneficiaries, an increase of approximately 2,500 from the number of customers served by the PSN as of December 31, 2008.

Until the end of August 2008, we also operated a health maintenance organization (the “HMO”) which provided healthcare benefits to Medicare Advantage beneficiaries in 13 Florida counties.   As discussed in greater detail below, the HMO was sold to Humana Medical Plan, Inc. (the “Humana Plan”) on August 29, 2008.

See also Note 19 to the “Notes to the Consolidated Financial Statements” contained in this Form 10-K.

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

Provider Services Network

We operate the PSN through our wholly owned subsidiary, Metcare of Florida, Inc.  The PSN currently operates under three network agreements with Humana (collectively, the “Humana Agreements”) pursuant to which the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in certain Florida counties who have elected to receive benefits under a Humana Medicare Advantage HMO Plan (“Humana Plan Customers”).  We entered into the most recent of the Humana Agreements, a five year independent practice association participation agreement (the “IPA Agreement”), in connection with the sale of the HMO.  The IPA Agreement covers the 13 Florida counties where the HMO operated at the time of the sale.

Collectively, the Humana Agreements cover 30 counties within the State of Florida.  At December 31, 2009, we have customers in 16 counties throughout Florida.

We are closely monitoring the healthcare reform debate.  Until we have more clarity on the changes, if any, that are going to be legislated, we have suspended plans to expand our operations in any additional counties covered under the Humana Agreements.  In the meantime, we will continue to seek opportunities to expand our operations where we already operate.

Humana directly contracts with the Centers for Medicare & Medicaid Services (“CMS”), an agency of the United States Department of Health and Human Services, which administers the Medicare program.  Humana is paid a monthly premium payment for each Humana Plan Customer who selects one of the PSN physicians as his or her primary care physician (a “Humana Participating Customer”).  Among other factors, the monthly premium varies by customer, county, age and severity of health status.  Pursuant to the Humana Agreements, the PSN provides or arranges for the provision of covered medical services to each Humana Participating Customer.  In return for the provision of these medical services, the PSN receives from Humana a fee for each Humana Participating Customer established pursuant to the Humana Agreements.  The amount we receive from Humana represents a substantial percentage of the monthly premiums received by Humana from CMS with respect to Humana Participating Customers.

Our PSN assumes full responsibility for the provision or management of all necessary medical care for each of the approximately 35,300 Humana Participating Customers covered by the Humana Agreements, even for services we do not provide directly.  For the approximately 6,000 Humana Participating Customers covered under our network agreement covering Miami-Dade, Broward and Palm Beach counties, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. For the remaining 29,300 Humana Participating Customers covered under our other two network agreements, our PSN is responsible for the cost of all medical care provided. To the extent the costs of providing such medical care are less than the related fees received from Humana; our PSN generates a gross profit.  Conversely, if medical expenses exceed the fees received from Humana, our PSN experiences a deficit in gross profit.

In 2008 and 2009, substantially all of our revenue was directly or indirectly derived from premiums generated by Medicare Advantage health plans.  In 2009, substantially all of our revenue was earned through our contracts with Humana.

We have built our PSN by contracting with independent primary care physician practices (each, an “IPA”) for their services and acquiring and operating our own physician practices.  Through the Humana Agreements, we have established referral relationships with a large number of specialist physicians, ancillary service providers, pharmacies and hospitals throughout the counties covered by the Humana Agreements.

Effective as of August 1, 2008, our PSN entered into a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage HMO in Florida.  CarePlus is a wholly-owned subsidiary of Humana.  Pursuant to the CarePlus Agreement, the PSN manages, on a non-exclusive basis, healthcare services for Medicare beneficiaries in certain Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans (each, a “CarePlus Plan Customer”) and who have selected one of the PSN physicians as their primary care physician (each a “CarePlus Participating Customer”).   At December 31, 2009, we operated in six of the 22 Florida counties covered by the CarePlus Agreement.  Effective January 1, 2010 we began to operate in six additional counties and we terminated services in one county.

Like Humana, CarePlus directly contracts with CMS and is paid a monthly premium payment for each CarePlus Plan Customer, which premium varies by, among other things, customer, county, age and severity of health status.  Pursuant to the CarePlus Agreement, the PSN provides or arranges for the provision of covered medical services to CarePlus Participating Customers.  Since the establishment of the CarePlus Agreement, the PSN has received a monthly network administration fee for each CarePlus Participating Customer.  Effective February 1, 2010, the PSN began to receive a capitation fee from CarePlus and assumed full responsibility for the cost of all medical services provided to each CarePlus Participating Customer.  The capitation fee represents a substantial portion of the monthly premium CarePlus is to receive from CMS.

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

The CarePlus Agreement covered approximately 200 CarePlus Participating Customers at December 31, 2009.

The Medicare Program and Medicare Managed Care

Medicare

Medicare is a federal program that provides persons age 65 and over, qualifying disabled persons and persons suffering from end-stage renal disease with certain hospital and medical insurance benefits. The Medicare program, created in 1965, offers both hospital insurance, known as Medicare Part A, and medical insurance, known as Medicare Part B. In general, Medicare Part A covers hospital care and some nursing home, hospice, and home care. Although there is no monthly premium for Medicare Part A, beneficiaries are responsible for paying deductibles and co-payments. All United States citizens eligible for Medicare are automatically enrolled in Medicare Part A when they turn 65. Enrollment in Medicare Part B is voluntary. In general, Medicare Part B covers outpatient hospital care, physician services, laboratory services, durable medical equipment, and some other preventive tests and services. Beneficiaries that enroll in Medicare Part B pay a monthly premium, which was $96.40 in 2009, which is usually withheld from their Social Security checks. Medicare Part B generally pays 80% of the cost of services and beneficiaries pay the remaining 20% after the beneficiary has satisfied a deductible, which was $135 in 2009. To fill the gaps in traditional fee-for-service Medicare coverage, individuals may purchase Medicare supplement products, commonly known as “Medigap,” to cover deductibles, copayments, and coinsurance.

Initially, Medicare was offered only on a fee-for-service basis. Under the Medicare fee-for-service payment system, an individual can choose any licensed physician accepting Medicare payments and use the services of any hospital, healthcare provider, or facility certified by Medicare. CMS reimburses providers if Medicare covers the service and CMS considers it “medically necessary.” Subject to limited exceptions, Medicare fee-for-service does not cover transportation, eyeglasses, hearing aids, and certain preventive services, such as annual physicals and wellness visits. However, the Medicare Improvements for Patients and Providers Act (“MIPPA”), enacted in July 2008, permits the Secretary of the Department of Health and Human Services to extend fee-for-service coverage to certain additional preventive services that are reasonable and necessary for the prevention or early detection of an illness or disability.

Medicare Advantage

As an alternative to the traditional fee-for-service Medicare program, in geographic areas where a managed care plan has contracted with CMS pursuant to the Medicare Advantage program, Medicare beneficiaries may choose to receive benefits from a managed care plan. Pursuant to Medicare Part C and Medicare Part D, Medicare Advantage plans contract with CMS to provide benefits at least comparable to those offered under the traditional fee-for-service Medicare program in exchange for a monthly per customer premium payment from CMS.

Participation of private health plans, such as Humana, in the Medicare Advantage Program under full risk contracts began in the 1980’s and grew to 6.9 million customers in 1999.  According to information provided by the Henry J. Kaiser Family Foundation, after a drop to 5.3 million customers in 2003, the number of enrollees in Medicare Advantage plans in the United States has increased to 10.2 million in 2009.

The Medicare Advantage program provides a comprehensive array of health insurance benefits, including wellness programs, to Medicare eligible persons under HMO, Preferred Provider Organizations (“PPO”), and Private Fee-For-Service (“PFFS”) plans in exchange for contractual payments received from CMS, usually a per customer per month payment.  Substantially all of our customers are enrolled in a Medicare Advantage HMO plan.  Under a Medicare Advantage HMO plan, the beneficiary receives benefits in excess of traditional Medicare, typically including reduced cost sharing, enhanced prescription drug benefits, eye exams, hearing aids and routine physical exams, care coordination, data analysis techniques to help identify customer needs, complex case management, tools to guide customers in their health care decisions, disease management programs, wellness and prevention programs, and in some instances a reduced monthly Part B premium.  Most Medicare Advantage plans offer the prescription drug benefit under Part D as part of the basic plan, subject to cost sharing and other limitations.  Medicare Advantage plans may charge beneficiaries monthly premiums and other co-payments for Medicare-covered services or for certain extra benefits.

Medicare Advantage HMO plans may eliminate or reduce coinsurance or the level of deductibles on many other medical services while seeking care from participating in-network providers or in emergency situations. Except in emergency situations, HMO plans provide no out-of-network benefits.  While out-of-pocket costs for the Medicare beneficiary enrolled in a Medicare Advantage plan may be lower than under the traditional fee-for-service Medicare program, customers are generally required to use only the services and provider networks offered by the customer’s Medicare Advantage plan.

CMS uses monthly rates per person for each county to determine the monthly per customer payments made to health benefit plans. These rates are adjusted under CMS’s risk-adjustment model which uses health status indicators, or risk scores, to improve the adequacy of payment. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (“BBA”) and the Benefits and Improvement Protection Act of 2000 (“BIPA”), generally pays more for customers with predictably higher costs and uses principal hospital inpatient diagnoses as well as diagnosis data from ambulatory treatment settings (hospital outpatient department and physician visits). Under the risk-adjustment methodology, all health benefit organizations must capture, collect, and submit the necessary diagnosis code information to CMS within prescribed deadlines.

HMO plans covered under Medicare Advantage contracts with CMS are renewed generally for a one-year term each December 31 unless CMS notifies the plan of its decision not to renew by August 1 of the year in which the contract would end, or the plan notifies CMS of its decision not to renew by the first Monday in June of the year in which the contract would end.  All material contracts between Humana and CMS relating to our Medicare Advantage business have been renewed for 2010.

Medicare Part D

Effective January 1, 2006, all Medicare beneficiaries became eligible to receive assistance paying for prescription drugs through Medicare Part D.  The drug benefit is not part of the traditional fee-for-service Medicare program, but rather is offered through private insurance plans. Medicare beneficiaries are able to choose and enroll in a prescription drug plan through Medicare Part D.  Prescription drug coverage under Part D is voluntary.  Fee-for-service beneficiaries may purchase Part D coverage from a stand-alone prescription drug plan (a “stand-alone PDP”) that is included on a list approved by CMS.

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

All of our Humana Plan Customers receive prescription drug coverage through Medicare Part D.  We are responsible for the costs of pharmaceuticals and our capitation fee from Humana is intended to cover these costs.

Dual-Eligible Beneficiaries

 A “dual-eligible” beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Medicaid, because of economic status. Health plans that serve dual-eligible beneficiaries receive a higher premium from CMS for dual-eligible customers. The additional premium for a dually-eligible beneficiary is based upon the estimated incremental cost CMS incurs, on average, to care for dual-eligible beneficiaries. By managing utilization and implementing disease management programs, many Medicare Advantage plans can profitably care for dually-eligible customers. The Medicare Modernization Act of 2003 (the “MMA”) provides subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals. Pursuant to the MMA, since January 1, 2006, dual-eligible individuals receive their drug coverage from the Medicare program rather than the Medicaid program. Companies offering stand-alone PDP with bids at or below the regional weighted average bid resulting from the annual bidding process received a pro-rata allocation and automatic enrollment of the dual-eligible beneficiaries within their applicable region.

Enrollment Period

Medicare beneficiaries have defined enrollment periods, similar to commercial plans, in which they can select or change a Medicare Advantage plan.  The annual enrollment for a Medicare Advantage plan is from November 15 through March 31 of the subsequent year.  Enrollment prior to December 31 will generally be effective as of January 1 of the following year and enrollment on or after January 1 and within the enrollment period is effective the first day of the month following enrollment. After the defined enrollment period ends, generally only seniors turning 65 during the year, Medicare beneficiaries who permanently relocate to another service area, dual-eligible beneficiaries, others who qualify for special needs plans, and employer group retirees will be permitted to enroll in or change health plans during the year. In addition, in certain circumstances, such as the bankruptcy of a health plan, CMS may offer a special election period during which the customers affected are allowed to change plans.

Bidding Process.

Since January 1, 2006, CMS has used a rate calculation system for Medicare Advantage plans based on a competitive bidding process that allows the federal government to share in any cost savings achieved by Medicare Advantage plans. In general, the statutory payment rate for each county, which is primarily based on CMS’s estimated per beneficiary fee-for-service expenses, is known as the “benchmark” amount, and local Medicare Advantage plans annually submit bids that reflect the costs they expect to incur in providing the base Medicare Part A and Part B benefits in their applicable service areas. If the bid is less than the benchmark for that year, Medicare will pay the plan its bid amount, adjusted based on county of residence and customers’ risk scores, plus a rebate equal to 75% of the amount by which the benchmark exceeds the bid, resulting in an annual adjustment. in reimbursement rates. Plans are required to use the rebate to provide beneficiaries with extra benefits, reduced cost sharing, or reduced premiums, including premiums for MA-PD and other supplemental benefits and CMS has the right to audit the use of these proceeds. The remaining 25% of the excess amount is retained in the statutory Medicare trust fund. If a Medicare Advantage plan’s bid is greater than the benchmark, the plan is required to charge a premium to enrollees equal to the difference between the bid amount and the benchmark, which has made such plans charging premiums less attractive to potential customers.

The Medicare Improvements for Patients and Providers Act of 2008

MIPPA addressed several aspects of the Medicare program. With respect to Medicare Advantage and Medicare Part D plans, MIPPA increased restrictions on marketing and sales activities, including limitations on compensation systems for agents and brokers, limitations on solicitation of beneficiaries, and prohibitions regarding many sales activities. MIPPA also imposed restrictions on special needs plans, increased penalties for reimbursement delays by Medicare Part D plans, required weekly reporting of pricing standards by Medicare Part D plans, and implemented focused cuts to certain Medicare Advantage programs. The Congressional Budget Office has estimated that the Medicare Advantage provisions of MIPPA will reduce federal spending on Medicare Advantage by $48.7 billion over the 2008-2018 period.

The Florida Medicare Advantage Market

Over the last several decades, Florida has generally been a highly attractive, rapidly growing market.  In April 2009, the Office of Economic & Demographic Research of the Florida Legislature projected a total population in Florida of over 18.8 million people.  Those 65 and older in Florida are projected to be 3.3 million in 2010 and are forecast to increase to 4.6 million by 2020.

Behind only California, which has approximately 4.5 million Medicare eligible beneficiaries, Florida has the second largest Medicare population in the U.S. with an estimated 3.2 million Medicare eligible beneficiaries. As of May 2009, California’s Medicare Advantage penetration was approximately 34% while Florida’s was 28%.  Our Humana Agreements cover 30 counties throughout Florida and we have established provider networks in 16 of these counties.  We believe that of the approximate 1.4 million Medicare eligible individuals in the counties in which we have established networks, approximately 28% are customers of Medicare Advantage plans.

In the fourteen counties where we do not yet have provider networks, we believe that of the approximate 1.3 million Medicare eligible individuals in these counties, approximately 30% are customers of Medicare Advantage plans.

Business Model

Provider Services Network

Our PSN provides and arranges healthcare services to Medicare Advantage beneficiaries who participate in a Medicare Advantage plan through Humana or CarePlus.

Humana Agreements

Two of the Humana Agreements, one covering approximately 20,400 customers and the other covering 6,000 customers at December 31, 2009,  have one-year terms and renew automatically each December 31 for additional one-year terms unless terminated for cause or upon 180 days’ prior notice.  In addition, Humana may immediately terminate either of these agreements and/or any individual physician credentialed under these agreements upon written notice, (i) if the PSN and/or any of the PSN physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) in the event of one of the PSN physician’s death or incompetence; (iii) if any of  the PSN physicians fail to meet Humana’s credentialing criteria; (iv) in accordance with Humana’s policies and procedures as specified in Humana’s manual, (v) if the PSN engages in or acquiesces to any act of bankruptcy, receivership or reorganization; or (vi) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). The PSN and Humana may also each terminate each of these Agreements upon 90 days’ prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other’s material breach.

The IPA Agreement, which covers approximately 8,900 customers at December 31, 2009, has a five-year term that began on August 30, 2008 and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term.  After the initial five year term, either party may terminate the agreement without cause by providing to the other party 120 days prior notice.  Humana may immediately terminate the IPA Agreement and/or any individual physician credentialed under the IPA Agreement, upon written notice, (i) if the PSN and/or any of the PSN physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) if the PSN or any of its physicians fail to meet Humana’s credentialing or re-credentialing criteria; (iii) if the PSN or any of its physicians is excluded from participation in any federal healthcare program; (iv) if the PSN or any of its physicians engages in or acquiesces to any act of bankruptcy, receivership or reorganization; or (v) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). The PSN and Humana may also each terminate the IPA Agreement upon 60 days’ prior written notice (with a 30 day opportunity to cure, if possible) in the event of the other’s material breach of the IPA Agreement.

Humana may provide 30 days notice as to certain amendments or modifications to the Humana Agreements, including but not limited to, compensation rates, covered benefits and other terms and conditions. If Humana exercises its right to amend the Humana Agreements, the PSN may object to such amendment within the 30 day notice period. If the PSN objects to such amendment within the requisite time frame, Humana may terminate the applicable Humana Agreement upon 90 days written notice.

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

For the term of the Humana Agreement covering 20,400 customers:

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

CarePlus Agreement

Pursuant to the CarePlus Agreement, the PSN provides or arranges for the provision of covered medical services to each CarePlus Participating Customer.  Since the establishment of the CarePlus Agreement, the PSN has received a monthly network administration fee for each CarePlus Participating Customer in return for managing these healthcare services.   Effective February 1, 2010, the PSN began receiving a capitation fee for each CarePlus Participating Customer and, in connection therewith, the PSN assumed full responsibility for the cost of all necessary medical care for each CarePlus Participating Customer, even for services the PSN does not provide directly.

Physician Network

At December 31, 2009, the PSN owned and operated ten primary care centers and an oncology practice.  These centers provide and arrange for medical care to approximately 26% of the PSN’s customers.

The PSN also has contracts with IPA’s to provide and manage care for our remaining customers.  Some of these contracts provide for payment to the provider on a fixed per customer per month amount and require the providers to provide all the necessary primary care medical services to Humana Participating Customers.  The monthly amount is negotiated and is subject to change based on certain quality metrics under the PSN’s Partners In Quality (“PIQ”) program, our proprietary care management model.  Other contracts provide for payments on a fee for service basis, pursuant to which the provider is paid only for the services provided.

PIQ is our “pay for performance” program that measures performance based on quality metrics including patient satisfaction, disease state management of high-risk, chronically ill patients, frequency of physician-patient encounters, and enhanced medical record documentation.  Management believes that the PIQ program differentiates our PSN from other PSN’s or Management Service Organizations (“MSO’s”).

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

The Patient Centered Medical Home

The Patient Centered Medical Home (“PCMH”) is medical care delivered to a group of customers through a physician-led healthcare team which utilizes information technology and evidence-based medicine to enhance communication and customer access, improve clinical outcomes, and ensure continuity and coordination of care, thereby adding value to the healthcare consumer.  We believe that our approach to care is philosophically and operationally aligned with these principles.  However, to function as a true PCMH, medical practices must first develop and implement processes and systems to deliver this product consistently, efficiently, and effectively.

We have been moving our business toward the PCMH model for the past few years.  In October 2009, we applied to the National Committee for Quality Assurance (“NCQA”) for certification as a PCPM.  The NCQA has developed a formal set of standards to certify practices as a PCMH.  In February 2010, we were notified by NCQA that all eight of our owned primary care centers that applied have received level 3 certification, the highest available, as Patient Centered Medical Homes. We believe that this makes us the first PCMH in Florida. We believe the PCMH will improve our competitive position.

In coordination with our PCMH strategy, we are currently designing and testing an electronic medical records system (“EMR”) to be implemented in the primary care centers which we own.  We began moving toward more electronic health data in 2007 with the implementation of a basic practice management software program. In 2008 and 2009, we added telephonic messaging, the ability to prescribe pharmaceuticals electronically, a disease registry and speech recognition software.  We plan to begin to install EMR at our owned centers in April 2010 and expect to have the installation completed in all of our centers in 2011.   Initially, we will see some increase in cost as the installation occurs.  However, we expect that as we gain more experience and efficiency with EMR, we will see costs begin to drop in the early part of 2011.

We believe it is important, in what is a highly competitive healthcare marketplace, to retain and recruit top talent.  Beginning in 2009, we have entered into a formal program to better train and develop our leaders and staff.   We believe this investment will have a positive return in terms of improved customer service, enhanced employee engagement and retention and, as a result, better outcomes and financial performance in future years.

Claims Processing

Pursuant to the Humana Agreements, Humana, among other things, processes claims received from providers, including from our PSN, makes a determination as to whether and to what extent to allow such claims and makes payments for covered services rendered to Humana Participating Customers using Humana's claims processing systems, policies, procedures and guidelines.  Humana provides notice to the PSN upon qualification of a claim and we have the opportunity within seven days of receipt of a claim to review such claim and approve, deny or modify the claim, as appropriate.  Humana provides the PSN with electronic data and reports on a monthly basis which are maintained on a server system at our executive offices.  We statistically evaluate the data provided by Humana for a variety of factors including the number of customers assigned to the PSN, the reasonableness of revenue paid to us and the claims paid on our behalf.  We also regularly monitor and measure Humana’s estimates of claims incurred but not yet reported.

The PSN’s claims suspense staff seeks to identify and correct non-qualifying claims prior to payment.  After payments are made by Humana, the PSN’s contestation staff is responsible for reviewing paid claims, identifying errors and seeking recoveries.

Utilization Management

Utilization review is a process whereby multiple data is analyzed to ensure that appropriate health services are provided in a cost-effective manner.  Factors considered include the risks and benefits of a medical procedure, the cost of providing those services, specific payer coverage guidelines, and historical outcomes of healthcare providers such as physicians and hospitals.

PSN Growth Strategy

We are closely monitoring the healthcare reform debate.  Until we have more clarity on the changes, if any, that are going to be legislated, we have suspended plans to expand our operations in any additional counties covered under the Humana Agreements.  In the meantime, we continue to seek opportunities to expand in markets where we already operate.

Our growth strategy for the PSN includes, among other things:

•	increasing the volume of patients treated by the PSN physicians through enhanced marketing efforts;

•	selectively expanding the PSN’s network of providers to include additional physician practices within the geographic markets in which we operate that are covered by the Humana and CarePlus Agreements;

•	acquiring existing physician practices; and

•	acquiring other medical service organizations.

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

Selectively Expanding Our  Network of Physician Practices Including Acquisition of Existing Physician Practices or Other Medical Services Organizations

Within our existing geographic markets, we are seeking to add additional physician practices to the PSN’s existing network either through acquisition, start up or affiliation with a current PSN physician or medical service organization. We identify and select opportunities based in large part on the following broad criteria:

•	a history of profitable operations or a perceived synergy such as opportunities for economies of scale through a consolidation of management or service provision functions;

•	a high concentration of Medicare patients;

•	a geographic proximity to underserved areas within our service regions; and

•	a geographic proximity to our current operations.

PSN Competition

Some of our direct competitors in the PSN industry, all of which are operating in Florida are Continucare Corporation, MCCI, Primary Care Associates, Inc., Island Doctors and WellMed. See Item 1A “Risk Factors – Our Industry is Already Very Competitive…”

Health Maintenance Organization

Between July 2005 and August 2008, we operated the HMO through our wholly owned subsidiary, Metcare Health Plans, Inc.

On August 29, 2008 (the “Closing Date”), we completed the sale of all of the outstanding capital stock of the HMO to the Humana Plan pursuant to the terms of the Stock Purchase Agreement, dated as of June 27, 2008, by and between the Company and the Humana Plan for a cash purchase price of approximately $14.6 million (the “Purchase Price”).  Upon closing, approximately ten percent of the Purchase Price was deposited in escrow to be held for 24 months to secure our payment of any post-closing adjustments, described below, and indemnification obligations.  Concurrently with the sale, the PSN and Humana entered into the IPA Agreement to provide or coordinate the provision of healthcare services to the HMO’s customers pursuant to a capitation arrangement.

The Purchase Price is subject to positive or negative post-closing adjustment based upon the difference between the HMO’s estimated closing net equity, which was approximately $5.1 million, and the HMO’s actual net equity as of the Closing Date as determined nine months following the Closing Date (the “Closing Net Equity”).  In addition to the Purchase Price adjustment, the Stock Purchase Agreement requires that the Humana Plan reconcile any changes in CMS Part D payments and Medicare payments received by the HMO after the Closing Date for services provided prior to the Closing Date to the amounts recorded for such items as part of the Closing Net Equity determination.  Substantially all of the reconciliations are expected to be completed in the first half of 2010 and will be paid to us or the Humana Plan, as applicable.  The ultimate settlements, if any, will increase or decrease the gain on the sale of the HMO.

In connection with the sale, we paid certain of the employees of the HMO stay bonuses or termination payments.  We recognized and paid all of these costs, totaling $1.6 million, in the third quarter of 2008.

The following discussion generally summarizes the HMO’s business as operated by us prior to its sale.

At the time of its sale, the HMO was offering its Medicare Advantage health plan in 13 Florida counties and providing services to 7,400 customers.

The HMO’s Medicare Advantage customers did not pay a monthly premium in 2008.  In most cases, the HMO customers were subject to co-payments and deductibles, depending upon the market and benefit. Except in limited cases, including emergencies, our HMO customers were required to use primary care physicians within the HMO’s network of providers and generally received referrals from their primary care physician in order to see a specialist or ancillary provider.

Pursuant to the HMO’s contract with CMS, the HMO had agreed to provide services to Medicare beneficiaries pursuant to the Medicare Advantage program.  Under this contract, CMS paid the HMO a capitation payment based on the number of customers enrolled, which payment was adjusted for demographic and health risk factors. Inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs were also considered in the calculation of the capitation payment by CMS.

Insurance

We rely upon insurance to protect us from many business risks, including medical malpractice, errors and omissions and certain significantly higher than average customer medical expenses.  For example, to mitigate our exposure to high cost medical claims, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.   For 2009, our deductible per customer per year for the PSN was $40,000 in Miami-Dade, Broward and Palm Beach counties and $200,000 in the other counties in which we operate, with a maximum annual benefit per customer of $1.0 million.  Although we maintain insurance of the types and in the amounts that we believe are reasonable, there can be no assurances that the insurance policies maintained by us will insulate us from material expenses and/or losses in the future.  See Item 1A “Risk Factors - Claims Relating to Medical Malpractice and Other Litigation...."

Employees

As of December 31, 2009, we had 209 full-time employees, 28 of which are on our corporate staff and 181 of which are employed by the PSN. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our employee relations to be good.

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

Restrictions on Physician Referrals

The federal Ethics on Patient Referrals Law (the “Stark Law”), enacted as part of the Social Security Act, prohibits a physician from referring Medicare or Medicaid beneficiaries to an entity for the furnishing of “designated health services,” which includes a broad range of inpatient and outpatient health care services, if the physician (or the physician’s immediate family member) has a direct or indirect “financial relationship” with the entity.  The Stark Law also prohibits an entity from billing Medicare or Medicaid for services furnished pursuant to a prohibited referral.  A financial relationship is defined broadly to include a direct or indirect ownership or investment in, or compensation relationship with, a health care entity. The Stark Law, and the regulations promulgated thereunder, contains certain exceptions that permit referrals that would otherwise be prohibited if the parties comply with all of the requirements of the applicable exception. The sanctions under the Stark Law include denial of claims and repayment of claims previously paid, civil monetary penalties and exclusions from participation in the Medicare programs.

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

HIPAA added a new provision to an existing criminal statute that prohibits the knowing and willful falsification or concealment of a material fact or the making of a materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.  HIPAA established criminal sanctions for health care fraud and applies to all health care benefit programs, whether public or private.  HIPAA also imposes sanctions and fines for unintentional disclosure of Protected Health Information.

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

Our Executive Officers

Set forth below are: (1) the names and ages of our executive officers at February 1, 2010, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Age	Position

Michael M. Earley*	54	Chief Executive Officer

Jose A. Guethon, M.D.	47	Chief Operating Office and President

Robert J. Sabo, CPA.	59	Chief Financial Officer

Roberto L. Palenzuela, Esq.	46	General Counsel and Secretary

* On December 7, 2009, we announced that Mr. Earley plans to step down as Chief Executive Officer upon the earlier of March 31, 2010 or the employment of his successor.  On March 1, 2010, Mr. Earley agreed to continue to serve as our CEO until the earlier of June 30, 2010 or the employment of his successor.  We are currently in the process of searching for a successor.

MICHAEL M. EARLEY has served as our Chief Executive Officer since March 2003. He also served as Chairman of the Board from September 2004 through December 2009.  He previously served as a member on our Board of Directors from June 2000 to December 2002.  From January 2002 until February 2003, Mr. Earley was self-employed as a corporate consultant.  Previously, from January 2000 through December 2002, he served as Chief Executive Officer of Collins Associates, an institutional money management firm.  From 1997 through December 1999, Mr. Earley served as Chief Executive Officer of Triton Group Management, a corporate consulting firm.  From 1986 to 1997, he served in a number of senior management roles, including CEO and CFO of Intermark, Inc. and Triton Group Ltd., both publicly traded diversified holding companies and from 1978 to 1983, he was an audit and tax staff member of Ernst & Whinney.  From 2002 until its sale in 2008, Mr. Earley served as a director and member of the audit committee of MPower Communications, a publicly traded telecommunications company.  Mr. Earley received his undergraduate degrees in Accounting and Business Administration from the University of San Diego.

JOSE A. GUETHON, M.D. has served as our Chief Operating Officer and President since September 2008.  Prior to his appointment, he served as President of the PSN since January 2007.  Dr. Guethon initially joined us in October 2001 and has served in a variety of positions, including as Medical Director and Staff Physician from October 2001 through June 2004, as Senior Vice President of Utilization and Quality Improvement from June 2004 through January 2006 and as Chief Medical Officer of our HMO from January 2006 through December 2006.  Dr. Guethon has approximately 15 years of healthcare experience both in clinical and administrative medicine, and is board-certified in family practice. Prior to joining us, Dr. Guethon served as the Regional Medical Director for JSA Healthcare Corporation, a provider services network located in Tampa, Florida from April 2001 through October 2001 and as the Medical Director of Humana’s Orlando market operations from April 1998 through April 2001.  Dr. Guethon earned his undergraduate degree from the University of Miami, his doctorate in medicine degree from the University of South Florida College of Medicine, and completed an MBA program at Tampa College.

ROBERT J. SABO, C.P.A. has served as our Chief Financial Officer since November 15, 2006. Mr. Sabo has over 35 years of financial expertise focused substantially in the Florida healthcare industry.  From November 2003 to October 2006, he was the Chief Financial Officer of Hospital Partners of America, LLC, a privately held North Carolina healthcare services and hospital partnership company, where his duties included the day to day financial operations of the organization as well as the company’s significant business development and merger and acquisition work. He began his career as a CPA in South Florida with Ernst & Young in 1972, and was admitted to the partnership in 1984, with his most recent responsibility from January 1999 until June 2003 as Market Leader of the Health Science Practice of the Carolinas.  Mr. Sabo graduated with a B.B.A. in Accounting from the University of Miami.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

ITEM 1A.  RISK FACTORS

Our Operations are Dependent on Humana and, At Times, Their and Our Economic Interests May Diverge.

For the twelve months ended December 31, 2009, approximately 99.6% of our revenue was earned through the Humana Agreements.  We expect that, going forward, substantially all of our revenue will continue to be derived under the Humana Agreements.  Humana may immediately terminate any of the Humana Agreements and/or any individual physician credentialed under the Humana Agreements upon the occurrence of certain events.  Humana may also amend the material terms of the Humana Agreements under certain circumstances.  See “Item 1.  Business- Humana Agreements” for a detailed discussion of the Humana Agreements.  Failure to maintain the Humana Agreements on favorable terms, for any reason, would materially adversely affect our results of operations and financial condition. A material decline in enrollees in Humana’s Medicare Advantage program could also have a material adverse effect on our results of operations.

Notwithstanding Humana and our current shared interest in providing service to Humana Participating Customers enrolled in Humana’s Medicare Advantage Plans, Humana and we have different and, at times, opposing economic interests.  Humana provides a wide range of health insurance services across a wide range of geographic regions, utilizing a vast network of providers.  As a result, Humana and we may have different views regarding the proper pricing of our services and/or the proper pricing of the various service providers in Humana’s provider networks, the cost of which we bear to the extent we utilize such service providers.  Similarly, as a result of changes in laws, regulations, consumer preferences or other factors, Humana may find it in its best interest to provide health insurance services in Florida pursuant to another payment or reimbursement structure.  In the event our interests diverge, we may have limited recourse or alternative options in light of our dependence on Humana.  There can be no assurances that Humana and we will continue to find it mutually beneficial to work together.

Because we operate exclusively as a PSN in Florida, primarily pursuant to the Humana Agreements, our exposure to many of the risks described herein are not mitigated by a diversification of our lines of business, geographic focus or sources of revenue.   While there are no restrictions to pursuing such diversification we would have to establish new relationships with physicians and other health care providers.  In addition, if we were to seek expansion into new geographic markets we would  be required to comply with laws and regulations of states that differ from the ones in which we currently operate, and may face competitors with greater knowledge of such local markets.

Reductions in Funding for Medicare Programs and other Healthcare Reform Initiatives Could Adversely Affect Our Profitability

Substantially all of our revenue is directly or indirectly derived from reimbursements generated by Medicare Advantage health plans.  As a result, our revenue and profitability are dependent on government funding levels for Medicare Advantage programs.

The Medicare programs are subject to statutory and regulatory changes, prospective and retroactive rate adjustments, administrative rulings, and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels.  These government programs, as well as private insurers have taken and continue to take steps to control the cost, use and delivery of healthcare services.

For instance, CMS has announced that in 2010, the premiums paid to Medicare Advantage Plans will decrease as a result of a 0.5% decrease in the base rate and a recalibration of risk scores that will decrease the base rate by an additional 4.5%. Although we believe that the impact on us of the premium reduction will be mitigated by, among other things, reduced benefit offerings, increased customer co-pays and deductibles and improved risk score compliance, we have limited ability to influence the benefits offered or co-pays and deductibles set by Humana.

CMS announced that it would audit Medicare Advantage plans, primarily targeted based on risk score growth, for compliance by the plans and their providers with proper coding practices. CMS began targeted medical record reviews and adjustment payment validations in late 2008, focusing on risk adjustment data from 2006 dates of service, which were the basis for premium payments for the 2007 plan year.  CMS has indicated that payment adjustments will not be limited to risk scores for the specific beneficiaries for which errors are found but may be extrapolated to the entire plan. There can be no assurance that Humana’s Medicare Advantage plans will not be randomly selected or targeted for review by CMS or, in the event that a Humana Medicare Advantage plan is selected for a review, that the outcome of such a review will not result in a material adjustment in our revenue and profitability.

The President has expressed support for healthcare reform and each house of the U.S. Congress has passed a bill pertaining to the structure and funding for the U.S. healthcare system, including the Medicare program.  Various items of the two bills would, if adopted, have a material adverse impact on Medicare Advantage customers and Medicare Advantage plans, including without limitation, provisions reducing Medicare Advantage payment rates. More specifically, the House of Representative’s bill would phase down the current payment system to benchmark rates that are 100% of average Medicare fee-for-service costs. Plans with high “quality rankings” would be eligible for a benchmark increase. The Senate bill, in contrast, would set benchmark rates at the area-wide average of plan bids. Plans meeting certain performance benchmarks would be eligible for bonus payments. In addition, the House of Representatives bill would also authorize the termination of Medicare Advantage plans which, for five consecutive years, use less than 85% of health insurance premiums to provide health care to their customers

Although the Senate’s bill and the House of Representative’s bill contain some comparable provisions regarding restrictions on plan cost-sharing and changes to the annual enrollment period, it is impossible to predict with any reasonable certainty what items of the two bills or of any future legislative proposals, if any, will become law or the impact of any new law on our profitability.

Any of the following changes, among others, could have a material adverse effect on our business:

•	reductions in or limitations of reimbursement amounts or rates under programs;
•	reductions in funding of programs;
•	expansion of benefits without adequate funding; or
•	elimination of coverage for certain individuals, benefits or treatments under programs.

Any of the foregoing changes could compel Medicare Advantage plan providers to increase member premiums, compel them to reduce the benefits they offer, or some combination thereof, thereby making Medicare Advantage plans potentially less attractive to Medicare customers relative to other insurance or care options.

Because Substantially All of Our Revenue Is Established by Contract and Cannot Be Modified During the Contract Terms, Our Operating Margins Could be Negatively Impacted if We Are Unable to Manage Our Medical Expenses Effectively.

The Humana Agreements are risk agreements under which we receive monthly payments for each Humana Participating Customer at a rate established by the agreements, also called a capitation fee.  In accordance with the agreements, the total monthly payment is a function of the number of Humana Participating Customers, regardless of the actual utilization rate of covered services. In return, the PSN assumes financial responsibility for the provision of all necessary medical care to the Humana Participating Customers, regardless of whether or not its affiliated providers directly provide the covered medical services.

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

Since we do not negotiate with CMS or Humana regarding the benefits to be provided under Humana’s Medicare Advantage plans, we often have just a few months to familiarize ourselves with each new, annual package of benefits we are expected to offer.  If Humana exercises its right to amend the benefits offered, we may object to such amendment within 30 days.  If we object to such amendment, Humana may terminate the applicable Humana Agreement upon 90 days written notice.  Aside from the foregoing, we have limited ability to negotiate with Humana regarding the scope of benefits we will be directly or indirectly responsible for providing.  While the Humana Agreements covering the Central Florida and South Florida service areas have one-year renewable terms, the term of the IPA Agreement is five years.  Accordingly, even if the Humana Agreements covering the Central Florida and South Florida service areas were terminated, we could still have an obligation to provide services under the IPA Agreement for a number of years, potentially at a loss.

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

A Failure to Estimate Incurred But Not Reported Medical Benefits Expense Accurately Could Affect Our Profitability.

Medical claims expense includes estimates of future medical claims that have been incurred by the customer but for which the provider has not yet billed us (“IBNR claims”).  IBNR claim estimates are made utilizing actuarial methods and are continually evaluated and adjusted by management, based upon our historical claims experience and other factors.  Adjustments, if necessary, are made to medical claims expense when the assumptions used to determine our IBNR claims liability changes and when actual claim costs are ultimately determined.  Due to the inherent uncertainties associated with the factors used in these estimates and changes in the patterns and rates of medical utilization, materially different amounts could be reported in our financial statements for a particular period under different conditions or using different, but still reasonable, assumptions.  Although our past estimates of IBNR have typically been adequate, they may be inadequate in the future, which would adversely affect our results of operations.  Further, the inability to estimate IBNR accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

We Face Certain Competitive Threats Which Could Reduce Our Profitability and Increase Competition for Customers.

We face certain competitive threats based on certain features of the Medicare programs, including the following:

•
Managed care companies began offering various new products in 2006, including regional PPOs and private fee-for-service plans. Medicare PPOs and private fee-for-service plans allow their customers more flexibility in selecting physicians than Medicare Advantage HMOs, which typically require customers to coordinate care with a primary care physician. The Medicare Modernization Act has encouraged the creation of regional PPOs through various incentives, including certain risk corridors, or cost-reimbursement provisions, a stabilization fund for incentive payments, and special payments to hospitals not otherwise contracted with a Medicare Advantage plan that treat regional plan enrollees. The formation of regional Medicare PPOs and private fee-for-service plans has affected our PSN’s relative attractiveness to existing and potential Medicare customers in their service areas.

•
The payments for the local and regional Medicare Advantage plans are based on a competitive bidding process that may indirectly cause a decrease in the amount of premiums paid to the PSN or cause the PSN to increase the benefits it offers.

•
Medicare beneficiaries generally have a more limited annual enrollment period during which they can choose between participating in a Medicare Advantage plan or receiving benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries will not be permitted to change their Medicare benefits. The annual enrollment process and subsequent “lock-in” provisions of the MMA may adversely affect our level of revenue growth as it will limit Humana’s ability to market to and enroll new customers in its established service areas outside of the annual enrollment period.

•
Managed care companies that offer Medicare Advantage plans are required to offer prescription drug benefits as part of their Medicare Advantage plans.  Individuals who are enrolled in a Medicare Advantage plan that offers qualified Part D coverage must receive their drug coverage through their Medicare Advantage prescription drug plan, with the exception of those Medicare Advantage enrollees who are also enrolled in a Medical Savings Account plan, who may choose a stand-alone PDP.  Enrollees may prefer a stand-alone drug plan and may cease to be a Medicare Advantage customer in order to participate in a stand-alone PDP. Accordingly, the Medicare Part D prescription drug benefit could reduce Humana Participating Customer enrollment and revenue.

CMS’s Risk Adjustment Payment System and Budget Neutrality Payment Adjustments Could Result In Material Retroactive Adjustments to Our Results of Operations.

CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish appropriate compensation for Medicare plans that enroll and treat less healthy Medicare beneficiaries.  CMS establishes premium payments to Medicare plans based on the plans’ approved bids at the beginning of the calendar year. Based on the customers’ known demographic and risk information, CMS then adjusts premium levels on two separate occasions during the year on a retroactive basis to take into account additional customer risk data. The first such adjustment updates the risk scores for the current year based on prior year’s dates of service. The second such adjustment is a final retroactive risk premium settlement for the prior year. As a result of the variability of factors impacting risk scores, the actual amount of CMS’s retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans’ aggregate customer risk scores for any period, and our accrual of premiums related thereto, may result in favorable or unfavorable adjustments to our Medicare premium revenue and, accordingly, our profitability.

Since 2003, payments to Medicare Advantage plans have also been adjusted by a “budget neutrality” factor that was implemented by Congress and CMS to prevent health plan payments from being reduced overall while, at the same time, directing higher, risk adjusted payments to plans with more chronically ill enrollees. In general, this adjustment has favorably impacted payments to all Medicare Advantage plans. The Deficit Reduction Act of 2006, among other changes, provides for an accelerated phase-out of budget neutrality for risk adjustment of payments made to Medicare Advantage plans.  The phase out began in 1997 and will be complete by 2011, when Medicare Advantage plans will no longer receive any budget neutrality payment adjustment.  As a result of this phase-out, we expect the premiums we receive could be reduced, depending on the risk scores of Humana Participating Customers.

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

We maintain errors and omissions insurance and other insurance coverage that we believe are adequate based on industry standards. Nonetheless, potential liabilities may not be covered by insurance, insurers may dispute coverage or may be unable to meet their obligations or the amount of insurance coverage and/or related reserves may be inadequate. There can be no assurances that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all. Moreover, even if claims brought against us are unsuccessful or without merit, we would have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly and may distract management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

Our Industry is Already Very Competitive; Increased Competition Could Adversely Affect Our Revenue; the PSN Competes with Other Service Providers for Humana’s Business.

We compete in the highly competitive and regulated healthcare industry, which is subject to continuing changes with respect to the provisioning of services and the selection and compensation of providers.  Substantially all of our revenue was directly or indirectly derived from premiums generated by Medicare Advantage health plans.  In 2009, substantially all of our revenue was earned through the Humana Agreements. Humana competes with other health plans in securing and serving patients in the Medicare Advantage Program.  Companies in other healthcare industry segments, some of which have financial and other resources comparable to or greater than Humana, are competitors to Humana.  The market in Florida has become increasingly attractive to health plans that may compete with Humana.  For example, HealthSpring and Coventry Health Plans, both based outside of Florida, have in recent years announced acquisitions of health plans in Florida.  Humana may not be able to continue to compete profitably in the healthcare industry if additional competitors enter the same market.

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

The Failure to Implement a CEO Succession Plan Could Be Disruptive to Our Business.

In December 2009, we announced that Mr. Earley plans to step down as Chief Executive Officer upon the earlier of March 31, 2010 or the employment of his successor.  On March 1, 2010, Mr. Earley agreed to continue to serve as our CEO until the earlier of June 30, 2010 or the employment of his successor.  We are in the process of searching for a new Chief Executive Officer.  However, there can be no assurances that we will be able to locate and retain a suitable candidate in a timely manner or that any new Chief Executive Officer will lead us as desired. We face significant competition for an executive with the qualifications and experience we are seeking.  If we do not locate and engage a Chief Executive Officer that meets our search criteria prior to Mr. Earley’s departure, we may seek to appoint an interim Chief Executive Officer. Any failure to implement a CEO succession as planned could have a material adverse effect on our business.

We are Dependent upon Certain Executive Officers and Key Management Personnel for Our Future Success.

Our success depends, to a significant extent, on the continued contributions of certain of our executive officers and key management personnel.  The loss of these individuals could have a material adverse effect on our business, results of operations, financial condition and plans for future development.  While we have a retention plan and employment contracts with certain executive officers and key management personnel, there can be no assurance that these persons will continue their employment with us. We compete with other companies in the industry for executive talent and there can be no assurance that highly qualified executives would be readily and easily available without delay, given the limited number of individuals in the industry with expertise particular to our business operations.

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

Our Exploration of Various Forms of Business Proposals Could be Disruptive to Our Business and We May Never Recover Our Investment in Such Efforts.

From time to time we do explore various business proposals that we believe have the promise of resulting in a transaction or relationship that could be beneficial to us.  Such proposals may relate to new service areas, new businesses, new services and/or strategic alternatives.  Such perceived opportunities may be presented to us by third parties without solicitation and, in other instances, we may take certain actions to generate and/or gauge an expression of interest or an offer.  The exploration of such proposals is an inherently uncertain process, not uniquely within our control and subject to unpredictable developments and set-backs.  We may incur substantial expenses and consume considerable management and employee time, exploring whether or not to even conditionally advance one or more business proposals.  The diversion of our management's and employees’ attention can be disruptive to our on-going business.  Although our Board of Directors can commit to act in our best interest when making and/or evaluating any communications regarding business proposals, we can not assure you that any series of conversations, expressions of interest or offers will ever result in an offer that is deemed to be in our best interest by our Board of Directors and/or shareholders, which may be asked to pass upon an offer in certain circumstances. Accordingly, we are also subject to the risk that we may never recoup the investment of money and/or management time that we devote to business proposals.

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

Our Quarterly Results Will Likely Fluctuate, Which Could Impact the Value of Our Common Stock.

We are subject to quarterly variations in revenue and medical expenses due to, among other things, our ever evolving estimates of reimbursement rates and incurred but not reported medical expenses, as well as fluctuations in patient utilization.  For example, our estimates of reimbursement rates are often materially impacted when CMS announces past and future year reimbursement rates and we generally experience a greater use of medical services in some months than others.  Accordingly, our results of operations fluctuate from period to period and our results of operations for any quarter are not necessarily indicative of results of operations for any future period or full year, which could impact the value of our Common Stock.

The Market Price of Our Common Stock Could Fall as a Result of Sales of Shares of Common Stock in the Market or the Price Could Remain Lower because of the Perception that Such Sales May Occur.

We cannot predict the effect, if any, that future sales or the possibility of future sales may have on the market price of our Common Stock.  As of December 31, 2009, there were approximately 40.9 million shares of our Common Stock outstanding, all of which are freely tradable without restriction or tradable in accordance with Rule 144 of the Securities Act with the exception of approximately 5.2 million shares owned by certain of our officers, directors and affiliates which may be sold publicly at any time subject to the volume and other restrictions promulgated pursuant to Rule 144 of the Securities Act and subject to legal restrictions such as insider trading laws  and (ii) approximately 719,000 restricted shares of our Common Stock owned by certain of our employees and directors at December 31, 2009, which are subject to forfeiture until vested in accordance with their terms.  In addition, as of December 31, 2009, approximately 4.2 million shares of our Common Stock were reserved for issuance upon the exercise of options which were previously granted and 881,000 shares of our Common Stock were reserved for future issuance upon conversion of the Series A Preferred Stock.

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

Delisting of Our Common Stock from NYSE Amex Would Adversely Affect Us and Our Shareholders.

Our Common Stock is listed on the NYSE Amex.  To maintain listing of securities, the NYSE Amex requires satisfaction of certain maintenance criteria that we may not be able to continue to be able to satisfy.  If we are unable to satisfy such maintenance criteria in the future and we fail to comply, our Common Stock may be delisted from trading on NYSE Amex.  If our Common Stock is delisted from trading on NYSE Amex, then trading, if any, might thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. and consequently an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our Common Stock.

Our Common Stock May Not be Excepted from “Penny Stock” Rules, Which May Adversely Affect the Market Liquidity of Our Common Stock.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a “penny stock”.  The Securities and Exchange Commission’s (the “Commission” or the “SEC”) regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  For example, such exceptions include any equity security listed on a national securities exchange such as the NYSE Amex.  Currently, our Common Stock meets this exception.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.  In addition, if our Common Stock becomes delisted from the NYSE Amex and we do not meet another exception to the penny stock regulations, trading in our Common Stock would be covered by the Commission's Rule 15g-9 under the Exchange Act for non-national securities exchange listed securities.  Under this rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.  Securities also are exempt from this rule if the market price is at least $5.00 per share.  If our Common Stock becomes subject to the regulations applicable to penny stocks, the market liquidity for our Common Stock could be adversely affected.  In such event, the regulations on penny stocks could limit the ability of broker/dealers to sell our Common Stock and thus the ability of purchasers of our Common Stock to sell their shares in the secondary market.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

Our principal executive office is located at 250 South Australian Avenue, Suite 400, West Palm Beach, Florida where we occupy 18,100 square feet at a current monthly rent of approximately $26,500 pursuant to a lease expiring March 31, 2011.

We have a satellite office in Daytona Beach, Florida where we occupy 5,700 square feet at a monthly rent of $9,700 pursuant to a lease expiring in January 2012.

The PSN leases eleven offices serving patients in Central Florida and South Florida with aggregate monthly rental payments of $51,000 pursuant to lease agreements with remaining noncancellable terms ranging from two to seven years after December 31, 2009.

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

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2009.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the NYSE Amex Exchange under the symbol “MDF”. The following table sets forth the high and low sales prices for our Common Stock, as reported by NYSE Amex, for each full quarterly period within the two most recent years:

	High	Low
	($)	($)

Quarter ended March 31, 2008	$2.48	$2.18

Quarter ended June 30, 2008	$2.28	$1.66

Quarter ended September 30, 2008	$2.28	$1.69

Quarter ended December 31, 2008	$2.07	$1.30

Quarter ended March 31, 2009	$1.78	$1.20

Quarter ended June 30, 2009	$2.19	$1.46

Quarter ended September 30, 2009	$2.49	$2.01

Quarter ended December 31, 2009	$2.21	$1.85

At February 16, 2010, we believe we had approximately 3,440 beneficial shareholders.

Issuer Purchases of Equity Securities

Common stock repurchases during the fourth quarter of 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share, Including Commission	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
October 1, 2009 - October 31, 2009	637,250	$2.21	637,250	3,871,224
November 1, 2009 - November 30, 2009	668,000	$2.07	668,000	3,203,224
December 1, 2009 - December 31, 2009	895,867	$1.98	895,867	2,307,357

(1)
On October 3, 2008, we announced a stock repurchase plan pursuant to which our Board of Directors authorized us to repurchase up to 10 million shares of our common stock.  On August 3, 2009, the Board of Directors approved a 5 million share increase to the share repurchase program.  On February 24, 2010, the Board approved an increase to the share repurchase program of an additional 5 million shares, bringing the total number of shares of common stock authorized for repurchase under the program to 20 million shares.  The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.  The plan does not have a scheduled expiration date.

(2)	Maximum number of shares that may yet be purchased under the plan at December 31, 2009 excludes the additional 5 million shares of common stock authorized by the Board on February 24, 2010.

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

Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensa- tion plans
Equity compensation plans approved by security holders	4,202,098	(1)	$1.85	3,236,284

(1)	The table above does not include awards of 719,000 shares of unvested restricted common stock. For information concerning these awards see Note 15 to the Consolidated Financial Statements.

Performance Graph

The following graph depicts our cumulative total return for the last five fiscal years relative to the cumulative total returns of the NASDAQ Stock Market Index and a group of peer companies (the “Peer Group”). All indices shown in the graph have been reset to a base of $100 as of December 31, 2004 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date.

	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
Metropolitan Health Networks, Inc.	$85	$108	$84	$57	$70
NASDAQ Composite	102	113	125	75	109
NASDAQ Health Services	137	137	179	131	173
SIC Code 8000-8099 Health Services	112	120	112	82	110

ITEM 6         SELECTED FINANCIAL DATA

Set forth below is our selected historical consolidated financial data for the five years ended December 31, 2009.  The selected historical consolidated financial data should be read in conjunction with the consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report.  The consolidated statement of operations data and balance sheet data as of and for the years ended December 31, 2006, 2007, 2008 and 2009 are derived from our audited consolidated financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm.  The consolidated statement of operations data and balance sheet data as of and for the year ended December 31, 2005 are derived from our audited consolidated financial statements which have been audited by Kaufman, Rossin & Co., P.A.

	For the years ended December 31,
	2009 (5)		2008 (4)		2007 (3)		2006 (2)		2005 (1)
Statement of Operations Data
Revenue	$354,407,100		$317,211,727		$277,577,289		$228,216,073		$183,765,191
Operating income (loss)	$22,981,103		$16,540,974		$8,071,571		$(232,952)		$3,232,678
Income from continuing operations before income taxes	$23,348,679	(8)	$16,618,535	(6) (7)	$9,440,738	(6)	$825,561	(6)	$3,849,549
Net income	$14,448,566		$10,204,467		$5,913,998		$472,561		$2,381,743
Basic earnings per share	$0.32		$0.21		$0.12		$0.01		$0.05
Diluted earnings per share	$0.31		$0.20		$0.11		$0.01		$0.05
Weighted average common shares outstanding-basic	44,496,487		49,093,039		50,573,349		50,032,555		48,975,803
Weighted average common shares outstanding-diluted	45,940,636		50,353,644		51,796,185		51,472,616		51,007,396
Cash dividend declared	-		-		-		-		-
Balance Sheet Data
Cash and equivalents	$6,794,809		$2,701,243		$38,682,186		$23,110,042		$15,572,862
Short-term investments	$27,036,310		$33,641,140		$-		$-		$-
Total current assets	$35,715,053		$40,867,225		$44,763,752		$30,464,838		$24,479,528
Total assets	$51,332,242		$49,144,355		$53,811,047		$41,841,033		$33,115,106
Total current liabilities	$8,008,609		$6,339,625		$15,545,068		$10,911,770		$3,416,244
Total liabilities	$8,406,336		$6,339,625		$15,545,068		$10,911,770		$3,416,244
Total working capital	$27,706,444		$34,527,600		$29,218,684		$19,553,068		$21,063,284
Long - term obligations, including current portion	$715,909		$-		$-		$-		$-
Total stockholders' equity	$42,925,906		$42,804,730		$38,265,979		$30,929,263		$29,698,862

(1)	The financial data for 2005 includes a deferred tax asset of $7,993,000 and an income tax expense of $1,468,000.
(2)	The financial data for 2006 includes a deferred tax asset of $7,367,000 and an income tax expense of $353,000.
(3)	The financial data for 2007 includes a deferred tax asset of $4,309,000 and an income tax expense of $3,527,000.
(4)	The financial data for 2008 includes a deferred tax asset of $1,244,000 and an income tax expense of $6,414,000.
(5)	The financial data for 2009 includes a deferred tax asset of $1,678,000 and an income tax expense of $8,900,000.
(6)	In accordance with U.S. GAAP, 2009, 2008, 2007 and 2006 results of operations include stock based compensation expense of $1,355,000, $1,229,000, $616,000 and $736,000, respectively.
(7)	Includes a gain on the sale of our HMO of $5.9 million and related stay bonuses and termination costs of $1.6 million.
(8)	Includes an incremental gain on the sale of our HMO of $1.3 million.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During 2009 and the last four months of 2008, we operated only our PSN business, having sold our HMO on August 29, 2008.  During 2007 and through August 28, 2008, we operated two financial reporting segments, the PSN business and the HMO business. The sale allowed us to focus solely on our core PSN business in 2009 and to significantly reduce general and administrative costs.

Our results are impacted by many factors, but most notably are influenced by our ability to establish and maintain a competitive and efficient cost structure and to accurately and consistently negotiate competitive payments from Humana.  Benefit costs are subject to a high rate of inflation due to many forces, including new higher priced technologies and medical procedures, new prescription drugs and therapies, an aging population, lifestyle challenges including obesity and smoking, the tort liability system, and government regulation.

We rely on a key statistical performance measure, the medical expense ratio (“MER”), which is computed by taking total medical expenses as a percentage of revenue.  This measure represents a statistic used to measure gross profit.

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

We believe that our most critical accounting policies include “Use of Estimates, Revenue, Expense and Receivables.”

Use of Estimates, Revenue, Expense and Receivables

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

Periodically we receive retroactive adjustments to the premiums paid to us based on the updated health status of our customers (known as a Medicare risk adjustment or “MRA” score).  The factors considered in this update include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program.  In addition, the number of customers for whom we receive capitation fees may be retroactively adjusted due to enrollment changes not yet processed, or not yet reported. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded.  We record any adjustments to revenue at the time that the information necessary to make the determination of the adjustment is available and the collectibility of the amount is reasonably assured, or the likelihood of repayment is probable.

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

Each period we re-examine previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As the estimate of medical claims payable recorded in prior periods become more exact, we adjust the amount of our liability estimates, and include the changes in such estimates in medical expense in the period in which the change is identified.  In each reporting period, our operating results include the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our medical expenses payable are adequate to cover future claims payments required, such estimates are based on claims experience to date and various assumptions. Therefore, the actual liability could differ materially from the amounts recorded.  See Notes 2 and 8 to the Consolidated Financial Statements and Item 1A Risk Factors - “A Failure To Estimate Incurred But Not Reported…”

Pending Adoption of an Accounting Pronouncement

There are no pending accounting pronouncements that are expected to have a significant impact on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Other Contractual Commitments

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2009.

	Payment Due by Period
Contractual		Less Than	1 - 3	3 - 5	More Than
Obligations	Total	1 Year	Years	Years	5 years
Operating lease obligations	$5,693,000	$1,398,000	$2,042,000	$1,176,000	$1,077,000
Service Agreements	1,443,000	987,000	456,000	-	-
Employment obligations	3,313,000	3,313,000	-	-	-
	$10,449,000	$5,698,000	$2,498,000	$1,176,000	$1,077,000

As of December 31, 2009, our long-term debt totaled $716,000 (including current portion) and we had no payment obligations that would constitute capital lease obligations.

We utilized vendors during the year to assist us with the implementation of the EMR system as well as other initiatives.  Payments under these service contracts for the years subsequent to December 31, 2009 are approximately $987,000, $305,000 and $151,000 in the years 2010, 2011 and 2012, respectively.  Some contracts will automatically renew unless written notice is provided to the vendor within the stated period of time prior to the end of the contract period.

Impact of Inflation

In February of 2010, CMS announced that Medicare program spending is projected to increase by 8.1% in 2009.  CMS also projects that the Medicare spending growth rate from 2009 to 2019 will increase by an average of 7.5%. The principal projected drivers for this growth include continued cost-increasing medical innovation, inflation, continued strong demand for prescription drugs and the aging baby-boomer demographic.

Comparison of 2009 and 2008
Summary

In 2009, income before income taxes increased by 40.4% over 2008 from $16.6 million in 2008 to $23.3 million in 2009, an increase of $6.7 million.  Excluding the gain on sale of our HMO of $5.9 million and $1.3 million in 2008 and 2009, respectively, and the stay bonuses and termination costs related to the sale that were expensed in 2008 of $1.6 million, our income before income taxes would have been $22.0 million in 2009 compared to $12.3 million in 2008, an increase of $9.7 million or 78.9%.

Net income in 2009 was $14.4 million compared to $10.2 million in 2008, an increase of $4.2 million or 41.2%.  Basic earnings per share were $0.32 in 2009 and $0.21 in 2008.  Diluted earnings per share were $0.31 in 2009 compared to $0.20 in 2008.  The increase in earnings per share was primarily a result of our increased net income and the impact of our share buyback program that began in October 2008.  We repurchased an aggregate of 7,816,678 shares in 2009 and 4,191,798 shares in 2008.  The gain on the sale of the HMO, net of the related stay bonuses and termination costs in 2008, increased net income in 2009 by $0.01 per basic and diluted share and by $0.06 per basic and diluted share in 2008.

Revenue increased to $354.4 million in 2009 from $317.2 million in 2008, an increase of $37.2 million or 11.7%.   See “Item 1 – Description of Business – Medicare,” “The Medicare Modernization Act.”

Our customer months, which are the aggregate number of months of healthcare services we have provided to customers during a period of time, increased to 425,100 in 2009 from 396,400 in 2008, an increase of 7.2%.  Our per customer per month (“PCPM”) revenue increased from $800 in 2008 to $834 in 2009, an increase of 4.3%.  The increase in PCPM revenue in 2009 was reduced by the IPA Agreement entered into as a result of the sale of the HMO.  More specifically, while we owned the HMO in 2008, we received 100% of the premium paid by CMS for the HMO’s customers.  Since the sale of the HMO, we receive, pursuant to the IPA Agreement, less than 100% of the CMS premium paid to Humana with respect to customers in the HMO’s former counties of operation.

Our PCPM medical expense increased, from $708 in 2008 to $738 in 2009, an increase of 4.2%.  Our MER increased by one basis point to 88.5% in 2009 as compared to 88.4% in 2008. The reduction in Medicare premiums we received under the IPA Agreement increased our MER in 2009 compared to 2008.

The sale of the HMO enabled us to reduce our operating expenses.  In 2009, operating expenses decreased to $19.2 million compared to $26.1 million in 2008.  Included in 2008 operating expenses is $1.6 million of stay bonuses and termination costs associated with the sale of the HMO.  Excluding these bonuses and termination costs, operating costs in 2008 (which exclude approximately four months of the HMO’s 2008 operations) would have been $24.5 million, which is $5.3 million or 21.6% higher than operating costs for 2009.

CMS has announced that in 2010, the premiums paid to Medicare Advantage plans will decrease as a result of a 0.5% decrease in the base rate and a recalibration of risk scores that will decrease the base rate by an additional 4.5%.  We believe that the impact on us of the foregoing premium reduction and increased costs will be mitigated by, among other things, reduced benefit offerings, increased customer co-pays and deductibles and improved risk score compliance by us.

See “Item 1A.  Risk Factors” for further discussion of the most significant risks that affect our business, financial condition, results of operations and/or cash flows.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services through the PSN as of December 31, 2009 and 2008 and (ii) the aggregate customer months for the PSN in 2009 and 2008 and the HMO in 2008.

Following the sale of the HMO and contemporaneous execution of the IPA Agreement, the PSN assumed responsibility for providing medical services to the customer base of the HMO.

	Customers at December 31		Customer Months In		Percentage Change in Customer Months
	2009	2008	2009	2008	Between Years
PSN	35,500	33,000	425,100	338,300	25.7%
HMO	-	-	-	58,100	-100.0%
Total	35,500	33,000	425,100	396,400	7.2%

The increase in total customer months for 2009 as compared to 2008 is primarily a result of the net effect of new enrollments and disenrollments caused by deaths, customers moving from the covered areas, customers transferring to another physician practice or customers making other insurance selections.

At February 1, 2010, the PSN was providing services to approximately 35,300 customers.  This amount will change as customers may enroll and disenroll through March 31, 2010.

Revenue

The following table provides a breakdown of our sources of revenue.

	Year Ended December 31		$	%
	2009	2008	Increase (Decrease)	Change
PSN revenue from Humana	$352,993,000	$263,268,000	$89,725,000	34.1%
PSN fee-for-service revenue	1,414,000	1,570,000	(156,000)	-9.9%
Total PSN revenue	354,407,000	264,838,000	89,569,000	33.8%
Percentage of total revenue	100.0%	83.5%
HMO revenue	-	52,374,000	(52,374,000)	-100.0%
Percentage of total revenue	0.0%	16.5%
Total revenue	$354,407,000	$317,212,000	$37,195,000	11.7%

The PSN’s most significant source of revenue during both 2009 and 2008 was the premium revenue generated pursuant to the Humana Agreements (the “Humana Related Revenue”).  The Humana Related Revenue increased from $263.3 million in 2008 to $353.0 million in 2009, an increase of approximately $89.7 million or 34.1%.

Approximately $77.1 million of the increase in the Humana Related Revenue is attributable to the IPA Agreement pursuant to which we began providing services to the customers of the HMO following its sale to the Humana Plan.  The balance of the increase is primarily attributable to a 4.3% increase in our PCPM premium in 2009 as compared to 2008 and the increase in our customer base.

The average premium we received per customer per month (“PCPM”) for 2009 was approximately $834 as compared to $800 for 2008. This PCPM premium increase is primarily a result of a 3.5% increase in the base premium in 2009 as compared to 2008, comprised of an industry-wide increase in the base premium in 2009, as well as a company specific increase in the base premium based upon an increase in the average Medicare risk score of our customers.

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

At December 31, 2009, we recorded a $1.4 million receivable representing our estimate of the retroactive MRA premium for services provided in 2009 that we expect to receive in the summer of 2010.  In 2009, we received the final MRA premium payment for services provided in 2008 in the amount of $3.0 million. At December 31, 2008, we had recorded a $3.8 million estimated MRA receivable for services provided in 2008. The difference of $800,000 reduced revenue in 2009.  The final retroactive MRA premium adjustment for services provided in 2007, which was received in 2008, was not materially different than the estimate we recorded at December 31, 2007.

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

At December 31, 2009 we recorded a receivable of $961,000, the amount we estimate 2009 Actual Costs exceeded the revenue received.  At December 31, 2008, we estimated that we would be required to refund $100,000 related to Medicare Part D payments received and recorded a liability for this amount.  The 2008 amount settled at the approximate amount that was estimated.  In 2008, we determined that the final Part D settlement payable for prescription drug coverage in 2007 was over accrued by approximately $1 million and we increased revenue in 2008 by this amount.

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

We develop our estimated medical expenses payable by using an actuarial process that is consistently applied.  The actuarial process develops a range of estimated medical expenses payable and we record to the amount in the range that is our best estimate of the ultimate liability.  Each period, we re-examine previously recorded medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As medical expenses recorded in prior periods becomes more exact, we adjust the amount of the estimate, and include the change in medical expense in the period in which the change is identified.  In each reporting period, our operating results include a change in medical expense from the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our estimated medical expenses payable is adequate to cover future claims payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded.

Medical expense and MER for 2008 and 2009 are as follows:

	2009	2008
	Consolidated	HMO	PSN	Consolidated
Estimated medical expense for the year, excluding prior period claims development	$313,532,000	$46,826,000	$234,799,000	$281,625,000
(Favorable) unfavorable prior period medical claims development in current year based on actual claims submitted	20,000	(780,000)	(373,000)	(1,153,000)
Total reported medical expense for the year	$313,552,000	$46,046,000	$234,426,000	$280,472,000

Medical Expense Ratio for year	88.5%	87.9%	88.5%	88.4%

Medical Expense PCPM	$738	$793	$693	$708

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

A change in either revenue or medical claims expense of approximately $3.8 million would have impacted the MER by 1% in 2009 while a change in either revenue or medical claims expense of approximately $3.4 million would have impacted our MER by 1% in 2008.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, medical claims expense includes the cost of medical services provided to Humana Participating Customers by Non-Affiliated Providers.

Total medical expense was $313.6 million and $280.5 million for the years ended December 31, 2009 and 2008, respectively.   The increase in total medical expense in 2009 was primarily due to the increase in the number of customer months and increasing medical costs. Approximately $299.0 million or 95.4% of our total medical expenses in 2009 are attributable to medical claims expense.  In 2008, approximately $268.0 million or 95.5% of our total medical expenses were attributable to medical claims expense.  The balance was the expenses associated with operating our medical centers.

Medical expense on a PCPM basis was $708 in 2008 as compared to $738 in 2009.  This increase of 4.2% is primarily a result of increasing medical costs and utilization during 2009.

Our MER increased by one basis point from 88.4% in 2008 to 88.5% in 2009.  Prior to the sale of the HMO in August 2008, we received 100% of the premium paid by CMS for the HMO’s customers.  Following the sale of the HMO and under the related IPA Agreement, we receive a percentage of the CMS premium received by Humana for care for these customers through our PSN.  Our MER in 2008 would have been 90.7% if the HMO had been sold on January 1, 2008.

At December 31, 2009, we estimate that claims paid subsequent to December 31, 2008 for services provided prior to that date was not substantially different than the amount that we had estimated and accrued at December 31, 2008.  At December 31, 2008, we estimated that claims paid subsequent to December 31, 2007 for services provided prior to that date were $1.2 million or approximately 0.4% of total medical expense lower than the estimated medical expenses payable recorded at December 31, 2007.

At December 31, 2009, we determined that the range for estimated medical claims payable was between $25.8 million and $29.4 million and we recorded a liability of $27.4 million, the actuarial mid-point of the range.  Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Medical center costs include the salaries, taxes and benefits of the PSN’s employed health professionals and staff providing primary care services, as well as the costs associated with the operations of those practices.  Approximately $14.5 million of our total medical expenses in 2009 related to physician practices we own as compared to $12.5 million in 2008.  Approximately $1.2 million of the increase in medical center costs is attributable to payroll costs, $500,000 is related to a medical center that was acquired in July 2008 and $200,000 is related to increased medical supply costs.

Other Operating Expenses

	Year Ended December 31			%
	2009	2008	(Decrease) Increase	Change
Administrative payroll, payroll taxes and benefits	$11,287,000	$12,537,000	$(1,250,000)	-10.0%
Percentage of total revenue	3.2%	4.0%
General and administrative	7,565,000	10,071,000	(2,506,000)	-24.9%
Percentage of total revenue	2.1%	3.2%
Marketing and advertising	359,000	1,865,000	(1,506,000)	-80.8%
Percentage of total revenue	0.1%	0.6%
Stay bonuses and termination costs	-	1,598,000	(1,598,000)	-100.0%
Percentage of total revenue	0.0%	0.5%
Total other operating expenses	$19,211,000	$26,071,000	$(6,860,000)	-26.3%

 Administrative Payroll, Payroll Taxes and Benefits

Administrative payroll, payroll taxes and benefits include salaries and related costs for our executive, administrative and the sales staff of the HMO in 2008.  For 2009, administrative payroll, payroll taxes and benefits were $11.3 million, compared to the $12.5 million for 2008, a decrease of $1.3 million.  The decrease is primarily a result of a $1.8 million decrease in payroll cost associated with the HMO following the sale of the HMO primarily offset by the costs related to the amount expensed under the Amended Employment Agreement of our CEO.

General and Administrative

General and administrative expenses decreased to $7.6 million in 2009 as compared to $10.1 million in 2008, a decrease of $2.5 million, or 24.9%.  General and administrative costs associated with the HMO decreased $3.3 million as a result of the sale of the HMO partially offset by increased costs of the PSN associated with the number of customers cared for under the IPA Agreement.

Marketing and Advertising

Marketing and advertising expense primarily consists of advertising expenses and, in 2008, brokerage commissions paid to independent sales agents of the HMO.  Marketing and advertising expense was $359,000 in 2009 as compared to $1.9 million in 2008, a decrease of 80.8%. The primary reason for this decrease is the elimination of these costs upon the sale of the HMO as a significant portion of our marketing costs were incurred during the open enrollment period, which occurred in the first and last quarter of the year.

Stay Bonuses and Termination Costs

In connection with the sale of the HMO, we paid certain employees of the HMO stay bonuses and termination payments.  We recognized and paid all of these costs, totaling $1.6 million, in the third quarter of 2008.   We incurred no such costs in 2009.

Gain on Sale of HMO Subsidiary

On August 29, 2008, we completed the sale of all of the outstanding capital stock of our HMO to the Humana Plan for a cash purchase price of approximately $14.6 million.  We recognized a gain on the sale of the HMO in the third quarter of 2008 of approximately $5.9 million.

The gain on sale in 2009 of $1.3 million includes additional gain from the closing net equity settlement for the HMO and the settlement of certain liabilities of the HMO that we settled in 2009 at amounts lower than the liability recorded at the time of the sale.

Other Income

We realized other income of $368,000 in 2009 compared to $78,000 in 2008.  We realized investment income in 2009 of $390,000 as compared to $108,000 in 2008.

Income taxes

Our effective income tax rate was 38.1% in 2009 and 38.6% in 2008.   The decrease in 2009 was a result of an increase in our investment in tax-exempt securities.

Comparison of 2008 and 2007
Summary

Income before income taxes for 2008 was $16.6 million compared to $9.4 million in 2007.  Income before income taxes in 2008 includes a gain on the sale of the HMO of $5.9 million and stay bonus and terminations costs associated with the sale of $1.6 million.  The PSN reported a segment gain before income taxes and allocated overhead of $24.8 million for 2008, compared to $29.2 million for 2007, a decrease of $4.4 million or 15.1%. The HMO segment incurred a loss before income taxes and allocated overhead of $2.2 million for 2008, compared to a loss of $10.5 million in 2007, a decrease of 79.0%.  Allocated overhead was $10.2 million and $9.3 million for 2008 and 2007, respectively.  The 2008 segment information above excludes the gain on the sale of the HMO and the related stay bonus and termination costs.

Net income for 2008 was $10.2 million compared to $5.9 million for 2007.  Earnings per share, basic was $0.21 and earnings per share, diluted was $0.20 for 2008 compared to earnings per share, basic of $0.12 and earnings per share, diluted of $0.11 for 2007.  The gain on sale of the HMO, net of the stay bonus and termination costs, of $4.3 million is equivalent to approximately $0.06 per share, basic and diluted, of our outstanding common stock.

For 2008, we realized revenue of $317.2 million compared to $277.6 million in the prior year, an increase of approximately $39.6 million or 14.3%.  Medical expenses for 2008 were $280.5 million, an increase of $39.8 million or 16.5% over 2007.

Our customer months increased to 396,400 in 2008 from 367,200 in 2007, an increase of 8.0%.  Our PCPM revenue increased from $759 in 2007 to $800 in 2008, an increase of 5.4%.  Our PCPM revenue included 100% of the premium from CMS when we operated the HMO and was reduced under the IPA Agreement upon the sale of the HMO.  Our PCPM medical costs also increased, from $658 in 2007 to $708 in 2008, an increase of 7.6%.  Our MER increased by 1.7% to 86.7% in 2007 as compared to 88.4% in 2008.

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

The increase was partially offset by a reduction of approximately 450 customers in South Florida from a PSN practice that we closed in August 2007, all of which were moved to other providers outside of the PSN.

Revenue

The following table provides a breakdown of our sources of revenue.

	Year Ended December 31		$	%
	2008	2007	Increase (Decrease)	Change
PSN revenue from Humana	$263,268,000	$221,255,000	$42,013,000	19.0%
PSN fee-for-service revenue	1,570,000	1,257,000	313,000	24.9%
Total PSN revenue	264,838,000	222,512,000	42,326,000	19.0%
Percentage of total revenue	83.5%	80.2%
HMO revenue	52,374,000	55,065,000	(2,691,000)	-4.9%
Percentage of total revenue	16.5%	19.8%
Total revenue	$317,212,000	$277,577,000	$39,635,000	14.3%

The PSN’s most significant source of revenue during both 2008 and 2007 was the premium revenue generated pursuant to the Humana Agreements (the “Humana Related Revenue”).  The Humana Related Revenue increased from $221.3 million in 2007 to $263.3 million in 2008, an increase of approximately $42.0 million or 19.0%.

Approximately $21.5 million of the increase in the Humana Related Revenue is attributable to the IPA Agreement pursuant to which we began providing services to the customers of the HMO following its sale to the Humana Plan.  The balance of the increase is primarily attributable to a 6.5% increase in the PSN’s PCPM premium in 2008 as compared to 2007.

This PCPM premium increase is primarily a result of an increase in the base premium in 2008 and an additional premium as a result of an increase in the average Medicare risk score of our customers.

At December 31, 2008, we recorded a $3.8 million receivable representing our estimate of the retroactive MRA premium for 2008 that we expected to receive in the summer of 2009.  The final 2007 and 2006 retroactive MRA premium adjustments, which were received in 2008 and 2007, respectively, were not materially different than the estimates we had recorded for those years.

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

Medical costs and MER are as follows:

	2008			2007
	HMO	PSN	Consolidated	HMO	PSN	Consolidated
Estimated medical expense for the year, excluding prior period claims development	$46,826,000	$234,800,000	$281,626,000	$51,813,000	$187,456,000	$239,269,000
(Favorable) unfavorable prior period medical claims development in current year based on actual claims submitted	(780,000)	(373,000)	(1,153,000)	(638,000)	2,065,000	1,427,000
Total reported medical expense for the year	$46,046,000	$234,427,000	$280,473,000	$51,175,000	$189,521,000	$240,696,000

Medical Expense Ratio for year	87.9%	88.5%	88.4%	92.9%	85.2%	86.7%

Medical Expense PCPM	$793	$693	$708	$787	$628	$656

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

Medical expense on a PCPM basis was $708 in 2008 as compared to $658 in 2007.  This increase of 7.6% is primarily a result of increasing medical costs and utilization during 2008.

The MER for the PSN increased to 88.5% in 2008 as compared to 85.2% in 2007. During the period subsequent to the sale of the HMO, we did not realize an immediate reduction in medical costs for services provided under the IPA Agreement.  This negatively impacted our gross profit and our MER for the period subsequent to the sale since, under the IPA Agreement, we receive a percentage of the CMS premium received by Humana (instead of the entire amount we were receiving when operating the HMO).  As a result, we realized less revenue in the last four months following the sale of the HMO than we would have if we had continued to operate the HMO.  The combination of these factors increased our MER in 2008 by 0.9%.

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

Other Operating Expenses

	Year Ended December 31		(Decrease)%
	2008	2007	Increase	Change
Administrative payroll, payroll taxes and benefits	$12,537,000	$13,108,000	$(571,000)	-4.4%
Percentage of total revenue	4.0%	4.7%
General and administrative	10,071,000	11,158,000	(1,087,000)	-9.7%
Percentage of total revenue	3.2%	4.0%
Marketing and advertising	1,865,000	3,959,000	(2,094,000)	-52.9%
Percentage of total revenue	0.6%	1.4%
Stay bonuses and termination costs	1,598,000	-	1,598,000	100.0%
Percentage of total revenue	0.5%	0.0%
Restructuring expense	-	584,000	(584,000)	-100.0%
Percentage of total revenue	0.0%	0.2%
Total other operating expenses	$26,071,000	$28,809,000	$(2,738,000)	-9.5%

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

Marketing and Advertising

Marketing and advertising expense, which primarily consists of advertising expenses and brokerage commissions paid to independent sales agents of the HMO, was $1.9 million in 2008 as compared to $4.0 million in 2007, a decrease of 52.9%. The primary reason for this decrease is the elimination of these costs upon the sale of the HMO, as a significant portion of our marketing costs were incurred during the open enrollment period, which occurs in the last quarter of the year.

Stay Bonuses and Termination Costs

In connection with the sale of the HMO, we paid the employees of the HMO stay bonuses and termination payments. We recognized and paid all of these costs, totaling $1.6 million, in the third quarter of 2008.

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

Gain on Sale of HMO Subsidiary

In 2008, we recognized a gain on the sale of the HMO of approximately $5.9 million.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 31, 2009 totaled approximately $33.8 million as compared to approximately $36.3 million at December 31, 2008.  This reduction is primarily a result of posting $5.0 million of short-term investments to secure a $3.0 million line of credit, and classifying this collateral as a non-current asset at December 31, 2009, and the repurchase of shares discussed below.

As of December 31, 2009, we had a working capital surplus of approximately $27.7 million as compared to a working capital surplus of approximately $34.5 million as of December 31, 2008, a decrease of approximately $6.8 million or 19.7%.  This decrease in working capital is primarily attributable to the posting of the collateral under the letter of credit agreement discussed above and our repurchase of $15.9 million of our common stock in 2009, both of which were partially offset by cash flow from operations.

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

In December 2009, we entered into a one year commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $3.0 million.  The line of credit is secured by investments of $5.0 million.  Under this line of credit, as of December 31, 2009, we had a $3.0 million letter of credit issued in favor of Humana.

At December 31, 2009, we had $716,000 of debt related to the acquisition of a physician practice.

In October 2008, we announced authorization for the repurchase of up to 10 million shares of our outstanding common stock. On August 3, 2009, the Board of Directors approved a 5 million share increase to the share repurchase program.  On February 24, 2010, the Board approved an increase to the share repurchase program of an additional 5 million shares, bringing the total number of shares of common stock authorized for repurchase under the program to 20 million shares.  In 2009, we repurchased 7.8 million shares and options exercisable to purchase 684,200 shares of our common stock for an aggregate of $15.9 million.  In 2008, we repurchased 4.2 million shares for an aggregate of $7.6 million. Between January 1, 2010 and February 25, 2010, we repurchased an additional 1.6 million shares for $3.7 million.  The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.

Our total stockholders’ equity increased approximately $100,000 or 0.2%, from approximately $42.8 million at December 31, 2008 to approximately $42.9 million at December 31, 2009.  This increase was primarily a result of our net income reduced primarily offset by the shares acquired under our stock repurchase plan.

Net cash provided by operating activities for 2009 was approximately $20.4 million.  In addition to net income of $14.4 million our significant sources of cash from operating activities were:

•	an increase in due from (to) Humana of $5.1 million;
•	stock based compensation expense of $1.2 million; and
•	non-cash depreciation and amortization expense of $884,000.

The cash provided by operating activities was partially offset by the following uses of cash:

•	the gain on the sale of the HMO of $1.3 million; and
•	a decrease in accrued termination costs related to the HMO administrative services agreement of $960,000.

Net cash used in investing activities for 2009 was approximately $472,000.  During 2009, we sold short-term investments of $1.6 million, acquired $1.1 million of fixed assets and invested $1.0 million in the purchase of a physician practice.

Net cash used in financing activities for 2009 was approximately $15.8 million.  Approximately $15.9 million of which was used to repurchase our common stock, in accordance with the stock repurchase program discussed above.

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

Interest Rate Risk

We monitor the third-party depository institutions that hold our cash, cash equivalents and investments. We diversify our cash, cash equivalents and investments among counterparties and investment positions to minimize exposure to any one of these entities or investments.  As of December 31, 2009, other than one of our investment positions which represented 5.5% of our total investment portfolio, none of our other investment positions represented more than 5.0% of our total investment portfolio.  Our emphasis is primarily on safety of principal while maximizing yield on those funds. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including U.S. Treasury securities, municipal bonds and corporate debt. As of December 31, 2009, the fair value of our investment positions was approximately $27.0 million, over 37.8% of which had a term to maturity of less than two years and a credit rating by a major rating agency of A or higher.  Our investments are classified as trading securities. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, the value of our investments and/or our income from investments may decrease in the future.

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests (apart from the required annual impairment test of goodwill) whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue and EBITDA (i.e., earnings before interest, taxes, depreciation and amortization), particularly with regard to entities similar to us that have recently been acquired.  We also consider the market value of our own stock and those of companies similar to ours.   As of December 31, 2009 we believe our intangible assets, including goodwill are recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2009.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

Grant Thornton LLP, the registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

(c)	Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Metropolitan Health Networks, Inc.

We have audited Metropolitan Health Networks, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years ended December 31, 2009 and our report dated March 2, 2010 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Miami, Florida
March 2, 2010

(d)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Corporate Governance Guidelines — Certain Committee Charters

We have adopted Corporate Governance Guidelines as well as charters for our Audit, Compensation and Governance and Nominating Committees. These documents are available on our web site at http://www. metcare.com.  Shareholders may request a free copy of any of these documents from the address and phone number set forth above under “Code of Ethics.” The information contained on our web site is not incorporated by reference into this Annual Report on Form 10-K.

The information required by this item about our Executive Officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Our Executive Officers.” All other information required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation14A no later than April 30, 2010 (the “2010 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in our 2010 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Form 10-K:

(1)	Consolidated Financial Statements.

(2)
All financial schedules required to be filed by Item 8 of this form, and by Item 15(d)  have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

METROPOLITAN HEALTH
NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Metropolitan Health Networks, Inc.

We have audited the accompanying consolidated balance sheets of Metropolitan Health Networks, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Health Networks, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Metropolitan Health Networks, Inc. and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Miami, Florida
March 2, 2010

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and equivalents	$6,794,809	$2,701,243
Investments, at fair value	27,036,310	33,641,140
Accounts receivable from patients, net of allowance of $583,000 and $490,000 in 2009 and 2008, respectively	517,314	286,003
Due from Humana, net	-	2,823,355
Inventory	216,170	315,811
Prepaid expenses	427,985	570,792
Deferred income taxes	510,816	262,874
Other current assets	211,649	266,007
TOTAL CURRENT ASSETS	35,715,053	40,867,225

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
amortization of $2,809,000 and $2,324,000 in 2009 and 2008, respectively	1,909,635	1,336,094
RESTRICTED CASH AND INVESTMENTS	6,444,678	1,408,089
DEFERRED INCOME TAXES, net of current portion	1,167,475	980,842
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $877,000 and $524,000 in 2009 and 2008, respectively	930,569	1,184,142
GOODWILL	4,362,332	2,587,332
OTHER ASSETS	802,500	780,631
TOTAL ASSETS	$51,332,242	$49,144,355

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$455,306	$483,621
Accrued payroll and payroll taxes	2,959,708	2,288,224
Income taxes payable	2,271,638	1,865,926
Due to Humana, net	1,385,200	-
Accrued termination costs of HMO administrative services agreement	-	1,080,000
Accrued expenses	618,575	621,854
Current portion of long-term debt	318,182	-
TOTAL CURRENT LIABILITIES	8,008,609	6,339,625

LONG-TERM DEBT, net of current portion	397,727	-
TOTAL LIABILITIES	8,406,336	6,339,625

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; stated value $100 per share;
10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
40,902,391 and 48,251,395 issued and outstanding at December 31, 2009 and 2008, respectively	40,902	48,251
Additional paid-in capital	23,329,290	37,649,331
Retained earnings	19,055,714	4,607,148
TOTAL STOCKHOLDERS' EQUITY	42,925,906	42,804,730
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,332,242	$49,144,355

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
REVENUE	$354,407,100	$317,211,727	$277,577,289

MEDICAL EXPENSE
Medical claims expense	299,039,806	267,983,448	229,420,767
Medical center costs	14,512,051	12,488,679	11,275,599
Total Medical Expense	313,551,857	280,472,127	240,696,366
GROSS PROFIT	40,855,243	36,739,600	36,880,923

OTHER OPERATING EXPENSES
Administrative payroll, payroll taxes and benefits	11,287,110	12,537,118	13,108,160
General and administrative	7,564,251	10,071,781	11,158,177
Marketing and advertising	359,249	1,864,822	3,959,220
Stay bonuses and termination costs of HMO subsidiary	-	1,597,674	-
Restructuring expense	-	-	583,795
Total Other Operating Expenses	19,210,610	26,071,395	28,809,352
OPERATING INCOME (LOSS) BEFORE GAIN ON SALE OF HMO	21,644,633	10,668,205	8,071,571

Gain on sale of HMO subsidiary	1,336,470	5,872,769	-
OPERATING INCOME	22,981,103	16,540,974	8,071,571

OTHER INCOME (EXPENSE)
Investment income, net	390,183	108,137	1,396,624
Other income (expense), net	(22,607)	(30,576)	(27,457)
Total other income (expense)	367,576	77,561	1,369,167
INCOME BEFORE INCOME TAXES	23,348,679	16,618,535	9,440,738
INCOME TAX EXPENSE	8,900,113	6,414,068	3,526,740
NET INCOME	$14,448,566	$10,204,467	$5,913,998

EARNINGS PER SHARE:
Basic	$0.32	$0.21	$0.12
Diluted	$0.31	$0.20	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
		$0.001		$0.001
		Par Value	Common	Par Value	Additional	Retained
	Preferred	Preferred	Stock	Common	Paid-in	Earnings
	Shares	Stock	Shares	Stock	Capital	(Deficit)	Total
BALANCES - JANUARY 1, 2007	5,000	$500,000	50,268,964	$50,269	$41,453,311	$(11,074,317)	$30,929,263
Exercise of options and warrants, net	-	-	915,872	916	506,010	-	506,926
Stock-based compensation expense	-	-	-	-	578,267	-	578,267
Shares issued for directors' fees	-	-	157,296	157	210,859	-	211,016
Shares issued to employees			214,600	215	37,294	-	37,509
Tax benefit on exercise of options	-	-	-	-	526,000	-	526,000
Cumulative effect of adopting U.S. GAAP	-	-	-	-	-	(437,000)	(437,000)
Net income	-	-	-	-	-	5,913,998	5,913,998
BALANCES - DECEMBER 31, 2007	5,000	500,000	51,556,732	51,557	43,311,741	(5,597,319)	38,265,979
Exercise of options and warrants, net	-	-	541,261	541	322,330	-	322,871
Stock-based compensation expense	-	-	-	-	694,022	-	694,022
Shares issued for directors' fees	-	-	87,000	87	166,962	-	167,049
Shares issued to employees	-	-	258,200	258	534,370	-	534,628
Tax benefit on exercise of options	-	-	-	-	261,000	-	261,000
Stock repurchase	-	-	(4,191,798)	(4,192)	(7,641,094)	-	(7,645,286)
Net income	-	-	-	-	-	10,204,467	10,204,467
BALANCES - DECEMBER 31, 2008	5,000	500,000	48,251,395	48,251	37,649,331	4,607,148	42,804,730
Stock-based compensation expense	-	-	-	-	687,980	-	687,980
Shares issued for directors' fees	-	-	100,974	101	165,372	-	165,473
Shares issued to employees	-	-	366,700	367	501,657	-	502,024
Stock repurchase	-	-	(7,816,678)	(7,817)	(15,873,026)	-	(15,880,843)
Tax benefit of options repurchased	-	-	-	-	197,976	-	197,976
Net income	-	-	-	-	-	14,448,566	14,448,566
BALANCES - DECEMBER 31, 2009	5,000	$500,000	40,902,391	$40,902	$23,329,290	$19,055,714	$42,925,906

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,448,566	$10,204,467	$5,913,998
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sale of HMO subsidiary	(1,336,470)	(5,872,769)	-
Unrealized (gains) on short-term investments	(44,222)	(96,000)	-
Depreciation and amortization	884,133	1,098,424	951,900
Bad debt expense	93,000	34,000	549,266
Loss from disposal of property and equipment	572	10,224	110,437
Stock-based compensation expense	1,190,003	1,228,650	615,776
Shares issued for director fees	165,473	167,049	211,016
Deferred income taxes	(236,599)	3,326,121	3,147,163
Excess tax benefits from stock-based compensation	(197,976)	(261,000)	(526,000)
Changes in operating assets and liabilities:
Accounts receivable from patients	(324,311)	1,277,367	(900,927)
Inventory	99,641	(119,657)	88,623
Prepaid expenses	142,807	133,844	(32,917)
Other current assets	54,358	(744,805)	441,119
Other assets	(42,510)	(28,806)	43,903
Accounts payable	296,685	(740,043)	574,494
Accrued payroll and payroll taxes	671,484	(237,789)	735,867
Income taxes payable	405,712	1,616,849	249,077
Accrued termination costs of HMO administrative services agreement	(960,000)	1,080,000	-
Accrued expenses	(3,279)	(699,760)	(194,763)
Estimated medical expenses payable	-	(1,454,591)	2,272,895
Due to CMS	-	261,636	(7,738)
Due from/(to) Humana	5,100,025	(3,576,821)	1,757,911
Total adjustments	5,958,526	(3,597,877)	10,087,102
Net cash provided by operating activities	20,407,092	6,606,590	16,001,100

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(1,084,031)	(396,475)	(745,678)
Restricted cash from sale of HMO subsidiary	-	(1,408,089)	-
Net proceeds from sale of HMO subsidiary	-	78,439	-
Cash paid for physician practice acqusitions	(1,000,000)	(1,475)	(591,204)
Short-term investments	1,612,463	(33,545,140)	-
Net cash (used in) investing activities	(471,568)	(35,272,740)	(1,336,882)

CASH FLOWS (USED IN)/FROM FINANCING ACTIVITIES:
Repayments on notes payable	(159,091)	(253,378)	(125,000)
Proceeds from exercise of stock options and warrants, net	-	322,871	506,926
Stock repurchases	(15,880,843)	(7,645,286)	-
Excess tax benefits from stock-based compensation	197,976	261,000	526,000
Net cash (used in)/ provided by financing activities	(15,841,958)	(7,314,793)	907,926
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	4,093,566	(35,980,943)	15,572,144
CASH AND EQUIVALENTS - beginning of year	2,701,243	38,682,186	23,110,042
CASH AND EQUIVALENTS - end of year	$6,794,809	$2,701,243	$38,682,186

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
	Years ended December 31,
	2009	2008	2007
Supplemental Disclosures:

Interest paid	$25,859	$26,272	$34,182

Cash paid for income taxes	$8,731,000	$1,471,000	$130,500

Supplemental Disclosure of Non-cash Investing and Financing Activities:

Issuance of notes payable for physician practice acquisitions	$875,000	$-	$375,000

Liabilities assumed in connection with assumption of contracts	$-	$-	$1,429,000

The accompanying notes are an integral part of the consolidated financial statements.

Metropolitan Health Networks, Inc. and Subsidiaries

Year Ended December 31, 2009

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITY

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

On the Closing Date, we completed the sale of the HMO to Humana Medical Plan, Inc. (the “Humana Plan”).  Concurrently with the sale, the PSN entered into a five-year independent practice association participation agreement (the “IPA Agreement”) with Humana  to provide or coordinate the provision of healthcare services to the HMO’s customers pursuant to a per customer fee arrangement.  Under the IPA Agreement, the PSN, on a non-exclusive basis, provides and arranges for the provision of covered medical services, in all 13 Florida counties previously served by the HMO, to each customer of Humana’s Medicare Advantage health plans who selects one of our PSN’s primary care physicians as his or her primary care physician.  The IPA Agreement has a five-year term and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term.

Since August 30, 2008, the PSN has operated under the IPA Agreement and two other network contracts (the “Pre-Existing Humana Network Agreements” and, together with the IPA Agreement, the “Humana Agreements”), to provide medical care to Medicare beneficiaries enrolled under Humana’s health plans.  To deliver care, we utilize our wholly-owned medical practices and have also contracted directly or indirectly through Humana with medical practices, service providers, pharmacies and hospitals (collectively the “Affiliated Providers”). For the approximately 6,000 Humana Participating Customers covered under the Humana Agreement covering Miami-Dade, Broward and Palm Beach counties, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. For the remaining 29,500 Humana Participating Customers covered under our other two Humana Agreements, our PSN is responsible for the cost of all medical care provided.

At December 31, 2009, pursuant to the Humana Agreements, we have the contractual right to provide services to Humana customers in 30 Florida counties.  We currently have operations in 19 of these counties.

The PSN also has a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage health plan in Florida, which covered approximately 200 customers at December 31, 2009.  CarePlus is a wholly-owned subsidiary of Humana.  Pursuant to the CarePlus Agreement the PSN has the right to manage, on a non-exclusive basis, healthcare services to Medicare beneficiaries in 22 Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans (each, a “CarePlus Plan Customer”).  Like Humana, CarePlus directly contracts with CMS and is paid a monthly premium payment for each CarePlus Plan Customer.  In return for managing these healthcare services, the PSN receives a monthly network administration fee for each CarePlus Participating Customer.  Commencing on February 1, 2010, the PSN began to receive a monthly premium payment from CarePlus and assumed full responsibility for the cost of all medical services provided to each CarePlus Participating Customer.  The capitation fee represents a substantial portion of the monthly premium CarePlus receives from CMS.

At December 31, 2009, we operated in six of the 22 Florida counties covered by the CarePlus Agreement.  Effective January 1, 2010, we began to operate in 6 additional counties and we terminated care in one county.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Metropolitan Health Networks, Inc., and subsidiaries that we control, including the HMO through the date of sale.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The areas involving the most significant use of estimates are medical expenses payable, premium revenue, the impact of risk sharing provisions related to our Humana contracts and prior to the sale of the HMO, our Medicare contract, the future benefit of our deferred tax asset and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events. We adjust these estimates each period as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted. Actual results may ultimately differ materially from those estimates.

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

Our PSN’s wholly owned medical practices also provide medical care to non-Humana customers on a fee-for-service basis.  These services are typically billed to patients, Medicare, Medicaid, health maintenance organizations and insurance companies. Fee-for-service revenue, which is less than 1% of total revenue, is recorded at the net amount expected to be collected from the patient or from the insurance company paying the bill.  Often this amount is less than the charge that is billed and such discounts reduce the revenue recorded.

Investment income includes realized and unrealized gains and losses on trading securities and is recorded in other income as earned.

Medicare Part D

We provide prescription drug benefits to our Medicare Advantage customers in accordance with the requirements of Medicare Part D. The benefits covered under Medicare Part D are in addition to the benefits covered by the PSN under Medicare Parts A and B.   Premium revenue for the provision of Part D insurance coverage is included in our monthly premium payment from Humana.

The Part D Payment we receive from Humana is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the estimated prescription drug benefit costs (“Estimated Costs”) to actual  prescription  drug benefit  incurred costs (the "Actual  Costs").  To the extent the Actual Costs exceed the Estimated Costs by more than the risk corridor, we may receive additional payments.  Conversely, to the extent the Estimated Costs exceed the Actual Costs by more than the risk corridor, we may be required to refund a portion of the Part D Payment. We estimate and recognize an adjustment to premium revenue based upon pharmacy claims experience to date as if the contract to provide Part D coverage were to end at the end of each reporting period.  Accordingly, this estimate does not take into consideration projected future pharmacy claims experience.  It is reasonably possible that this estimate could change in the near term by an amount that could be material. Since these amounts represent additional premium or premium that is to be returned, any adjustment is recorded as an increase or decrease to revenue. The final settlement for the Part D program occurs in the subsequent year.

Medical Expenses and Medical Claims Payable

Medical expenses are recognized in the period in which services are provided and include an estimate of our obligations for medical services that have been provided to our customers but for which we have neither received nor processed claims, and for liabilities for physician, hospital and other medical expense disputes. We develop estimates for medical expenses incurred but not reported using an actuarial process that is consistently applied. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care provider contract rate changes, medical care consumption and other medical expense trends.   The actuarial process and models develop a range for medical claims payable and we record to the amount in the range that is our best estimate of the ultimate liability.  Each period, we re-examine previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As the liability recorded in prior periods becomes more exact, we adjust the amount of the estimates, and include the changes in medical expense in the period in which the change is identified. In each reporting period, our operating results include the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our medical expenses payable are adequate to cover future claims payments required, such estimates are based on the claims experience to date and various assumptions. Therefore, the actual liability could differ materially from the amounts recorded.   Medical expenses payable are included in the due to/from Humana in the accompanying consolidated balance sheets.

Medical expenses also include, among other things, the expense of operating our wholly owned practices, capitated payments made to affiliated primary care physicians and specialists, hospital costs, outpatient costs, pharmaceutical expense and premiums we pay to reinsurers net of the related reinsurance recoveries.  Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to customers. Pharmacy expense is recognized when incurred by the customer, net of rebates from drug manufacturers. Rebates are recognized when the rebates are earned according to the contractual arrangements with the respective vendors.

We assume responsibility for the cost of all medical services provided to the customer.  To the extent that customers require more frequent or expensive care than was anticipated, the premium received may be insufficient to cover the costs of care provided. When it is probable that expected future healthcare costs and maintenance costs will exceed the anticipated revenue on the agreement, we would recognize a premium deficiency liability in current operations. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as future operating losses under these contracts are charged to the liability previously established. There are no premium deficiency liabilities recorded at December 31, 2009 or 2008 and we do not anticipate recording a premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. From time to time, we maintain cash balances with financial institutions in excess of federally insured limits.

Investments

Investment securities at December 31, 2009 consisted of U.S. Treasury securities, municipal bonds and corporate debt.  We classify our debt securities as trading and do not classify any securities as available-for-sale or held to maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Available-for-sale securities are all securities not classified as trading or held to maturity.   Cash and cash equivalents that have been set aside to invest in trading securities are classified as investments.

Trading securities are recorded at fair value based on the closing market price of the security. Unrealized holdings gains and losses on trading securities are included in operations.

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. There is a  three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—	Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

We measure our investments at fair value. Our investments are in Level 1 because our investments are valued using quoted market prices in active markets.

Dividend and interest income is recognized when earned.

Accounts Receivable from Patients

Accounts receivable from patients represents amounts due for medical services provided to individuals that are not customers of our PSN who are serviced by our owned physician practices. We do not obtain collateral for these amounts.  Accounts receivable from patients are shown net of allowances for estimated uncollectible accounts.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.  At December 31, 2009, we are not aware of any indicators of impairment.

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

U.S. GAAP requires the establishment of a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative (including, among others, projections of future taxable income, net operating loss carryforwards and our profitability in recent years), we determined that future realization of our deferred tax assets was more likely than not and, accordingly, we have not recorded a valuation allowance.  In the event we determined that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to establish a deferred tax asset valuation allowance would be charged to income in the period such determination is made.

Goodwill and Other Intangible Assets

Goodwill represents the unamortized excess of cost over the fair value of the net tangible and other intangible assets acquired related to the acquisition of certain physician practices by the PSN.  U.S. GAAP requires that we not amortize goodwill to earnings, but instead requires that we test at least annually for impairment at a level of reporting referred to as the reporting unit and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition.  We believe that all of our operations as of December 31, 2009 are conducted in one reporting unit.

We amortize intangible assets with determinable lives over 1 to 5 years.

U.S. GAAP requires a two-step process to review intangible assets for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan, annual planning process, and the market value of our shares and metrics of comparable companies.  Goodwill impairment tests completed for 2009, 2008 and 2007 did not result in an impairment loss.

Earnings Per Share

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

Stock Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.

We estimate the fair value of stock option awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Income.

Because stock-based compensation expense recognized in the Consolidated Statements of Income for fiscal 2009, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

Advertising Costs

Advertising expense was approximately $359,000, $1,865,000, and $3,047,000 for the years ended December 31, 2009, 2008 and 2007, respectively and is expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Under this method, deferred income tax assets and liabilities are determined based upon differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.  A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Reinsurance and Capitation

To mitigate our exposure to high cost medical claims, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  For the PSN the deductibles for 2009 and 2008 were $40,000 in Miami-Dade, Broward and Palm Beach Counties and $200,000 for all other counties, with a maximum benefit per customer per policy period of $1,000,000.  Our deductible per customer per year was $125,000 for the HMO for the first six months of 2008 and $150,000 during the period between July 1, 2008 and August 29, 2008, with a maximum benefit per customer per policy period of $1,000,000.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these instruments.  The carrying amount of our long-term debt approximates fair value based on the debt’s interest rate.

Other Comprehensive Income

For all years presented, other than net income we had no comprehensive income items.

New Accounting Pronouncements

Effective January 1, 2009, U.S. GAAP requires the accounting for any entity in a business combination to recognize the full value of the assets acquired and liabilities assumed in the transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. The acquirer in a business combination is defined as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  U.S. GAAP requires us to recognize intangible assets separately from goodwill.  We adopted these requirements on January 1, 2009 and applied them to the business combination that was completed in 2009, and we will apply them to all such transactions in the future.

In addition, on April 1, 2009, U.S. GAAP was amended to require that assets acquired and liabilities assumed in a business combination that arise from contingencies (a “pre-acquisition contingency”) be recognized at fair value, if the fair value can be determined during the measurement period.  If the fair value of a pre-acquisition contingency cannot be determined during the measurement period, U.S. GAAP requires that the contingency be recognized at the acquisition.  This amendment was effective January 1, 2009 and could impact our accounting for future acquisitions.

In May 2009, U.S. GAAP established general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard is based on the same principles that currently exist in the auditing standards. U.S. GAAP requires disclosure for certain nonrecognized subsequent events, the nature of the event and an estimate of its financial effect or a statement that such an estimate cannot be made. We adopted this provision for the quarter ended June 30, 2009 and the disclosures required by this new standard are included in the accompanying consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, or SFAS 168. The FASB Accounting Standards CodificationTM (“ASC”) is the source of authoritative U.S. GAAP recognized by the FASB and supersedes all existing non-SEC accounting and reporting standards. All ASC content carries the same level of authority and anything outside of the ASC is nonauthoritative. SFAS 168 was effective for us beginning with our third quarter 2009 condensed consolidated financial statements. The adoption of this standard in the third quarter of 2009 only changed the way we reference accounting standards in our disclosures.

NOTE 3 - SALE OF HMO

On the Closing Date, we completed the sale of all of the outstanding capital stock of our HMO to the Humana Plan pursuant to the terms of the Stock Purchase Agreement, dated as of June 27, 2008, by and between the Humana Plan and us, (the “Stock Purchase Agreement”) for a cash purchase price of approximately $14.6 million (the “Purchase Price”).  We recognized a gain on the sale of the HMO of approximately $5.9 million in 2008.

Approximately ten percent of the Purchase Price has been deposited in escrow for 24 months to secure our payment of any post-closing adjustments, described below, and indemnification obligations.  This amount is presented as a component of restricted cash and investments on the consolidated balance sheets.  Concurrent with the sale, our PSN and Humana entered into the IPA Agreement.

The Purchase Price is subject to positive or negative post-closing adjustment based upon the difference between the HMO’s estimated closing net equity, which was approximately $5.1 million, and the HMO’s actual net equity as of the Closing Date. The settlement period for determining the HMO’s actual net equity is December 31, 2009.  In addition to this settlement, the Stock Purchase Agreement requires that the Humana Plan reconcile any changes in CMS Part D payments and Medicare payments received by the HMO after the Closing Date for services provided prior to the Closing Date to the amounts recorded for such items as part of the Closing Net Equity determination.  The ultimate settlements, if any, will increase or decrease the gain on the sale of the HMO. At December 31, 2009 we have adjusted the net equity settlement for any additional significant adjustments that have been identified subsequent to August 29, 2008 that would impact the recorded gain.  These adjustments, which are described below, have been recorded in 2009 as a gain on the sale of HMO subsidiary of $1.3 million. We expect the final net equity settlement to occur in the first half of 2010

The gain on sale in 2009 of $1.3 million includes additional gain from the closing net equity settlement for the HMO and the settlement of certain liabilities of the HMO in 2009 at amounts lower than the liability recorded at the time of the sale.

In connection with the sale, we paid certain employees of the HMO stay bonuses and termination payments.  We recognized and paid all of these costs, totaling $1.6 million, in the third quarter of 2008.

NOTE 4 – PHYSICIAN PRACTICE ACQUISITION

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

NOTE 5 - MAJOR CUSTOMERS

Humana

Our PSN receives a monthly fee from Humana for each Humana Medicare Advantage Plan customer that chooses a physician that the PSN owns or has contracted with as her or his primary care physician.  The monthly fee the PSN receives to cover the medical care required of that customer is based on a percentage of the premium received by Humana from CMS. Fees received by the PSN under these Humana Agreements are reported as revenue.

Revenue from Humana accounted for approximately 99.6%, 83.0%, and 79.7% of our total revenue in 2009, 2008 and 2007, respectively.

At December 31, 2009, we recorded a $1.4 million receivable representing our estimate of the retroactive MRA premium for 2009 that we expect to receive in the summer of 2010. This amount is included in due to/from Humana in the accompanying consolidated balance sheets.

In 2009, we received the final MRA premium increase for services provided in 2008 in the amount of $3.0 million as compared to the estimated increase of $3.8 million that had been recorded at December 31, 2008.  The difference of $800,000 reduced revenue in 2009.  In August 2008, we were notified of the final retroactive MRA premium adjustment for services provided in 2007 from CMS based on the increased risk scores of its customer base.  The amount of the adjustment was not materially different than the estimate we recorded at December 31, 2007.

Humana may  immediately  terminate any of the Humana  Agreements  in the event that, among other things, the  PSN  and/or  any of  its  Affiliated  Provider's  continued participation may adversely affect the health, safety or welfare of any Humana customer or bring  Humana  into  disrepute; in the event of one of the PSN's physician's death or incompetence;  if the PSN engages in or acquiesces to any act of bankruptcy,  receivership or reorganization; or  if Humana loses its authority to do business in total or as to any limited  segment or business (but only to that  segment).  The PSN and Humana may also terminate each of the Pre-Existing Humana Agreements upon 90 days' prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement.  The Humana Agreements may also be terminated upon 180-day notice of non-renewal by either party.  Failure to maintain the Humana Agreements on favorable terms, for any reason, would adversely affect our results  of  operations  and  financial condition. The IPA Agreement, which began on August 30, 2008, has a five-year term and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term.  After the initial five year term, either party may terminate the agreement without cause by providing to the other party 120 days prior notice.

CMS

Prior to its sale, the HMO provided services to Medicare beneficiaries pursuant to the Medicare Advantage program.  Under our agreement with CMS, the HMO received a capitation payment each month based on the number of customers enrolled in our plan, adjusted for demographic and health risk factors.

Premium revenue for the HMO was approximately 16.5% and 19.8% of our total revenue in 2008 and 2007, respectively.

In 2008 and 2007, we received the final retroactive MRA premium increase for premiums paid by CMS to the HMO for 2007 and 2006, respectively.  These amounts were not materially different than the estimates we had recorded for those years.

NOTE 6 - DUE TO/FROM HUMANA

Amounts due to/from Humana consisted of the following:

	December 31,
	2009	2008
Due from Humana	$39,278,000	$27,951,000
Due to Humana	(40,663,000)	(25,128,000)
Total Due (To)/From Humana	$(1,385,000)	$2,823,000

Under our Humana Agreements, we have the right to offset certain sums owed to us by Humana under the applicable agreement against certain sums we owe to Humana under the applicable agreement and Humana has a comparable right.  In the event we owe Humana funds after any such offset, we are required to pay Humana upon notification of such deficit and Humana may offset future payments to us under the applicable agreement by such deficit.

NOTE 7 – INVESTMENTS

Investments consist solely of trading securities.  Trading securities are reported at fair value, with unrealized gains and losses included in earnings.  For trading securities held at December 31, 2009, the amount of unrealized gain was $44,000.   For trading securities held at December 31, 2008, the amount of unrealized gain was $96,000.  In 2009, included in investment income was $26,000 of net realized gains.  In 2008, included in investment income was $907,000 of losses on our investments.

In 2008, we began to utilize asset managers to invest our excess funds.  Investments that no longer meet the criteria of a cash equivalent are classified as investments on the consolidated balance sheets.  These investments include securities with varying maturities issued by federal agencies, states or municipalities.

NOTE 8 - ESTIMATED MEDICAL EXPENSES PAYABLE

Activity in estimated medical expenses payable is as follows:

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of year	$23,144,000	$21,709,000	$16,929,000
Incurred related to:
Current year	264,543,000	229,413,000	191,297,000
Prior years	20,000	(1,153,000)	1,427,000
Total incurred	264,563,000	228,260,000	192,724,000
Paid related to:
Current year	(237,155,000)	(200,602,000)	(169,736,000)
Prior years	(23,195,000)	(20,352,000)	(18,208,000)
Total paid	(260,350,000)	(220,954,000)	(187,944,000)
HMO IBNR transferred upon Sale	-	(5,871,000)	-
Balance at end of year	$27,357,000	$23,144,000	$21,709,000

Estimated medical expenses payable for the PSN and HMO are as follows:

	December 31,
	2009	2008	2007
PSN	$27,357,000	$23,144,000	$14,692,000
HMO	-	-	7,017,000
	$27,357,000	$23,144,000	$21,709,000

At December 31, 2009, we determined that the range for estimated medical expenses payable was between $25.8 million and $29.4 million and we recorded a liability at the approximate actuarial mid-range of $27.4 million. This amount is included within the due to/from Humana in the accompanying consolidated balance sheets.

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. In 2009, amounts paid subsequent to year end for 2008 was substantially the same as what was accrued at December 31, 2008.  In 2008, amounts paid subsequent to year end for 2007 were less than the amount of the liability that was recorded at December 31, 2008 by $1.2 million resulting in favorable claims development.  Of this amount, $374,000 of favorable development related to the PSN and $780,000 of favorable development related to the HMO.  Favorable claims development occurs when claims paid are less than the amount accrued at the end of the year which results in lower claims expense in the following year.  In 2008, this favorable development reduced claims expense by .4%.

The estimated medical expenses payable at December 31, 2006 ultimately settled during 2007 for $1.4 million more than the amounts originally estimated.  This represents .5% of medical claim expenses recorded in 2006. The $1.4 million change in the amount incurred related to years prior to 2006 was a result of unfavorable developments in our medical claims expense.

We maintain stop loss insurance with a commercial insurance company.  Included in medical expense for 2009, 2008 and 2007 was stop loss premium expense of $872,000, $1.5 million, and $2.6 million, respectively, and stop loss recoveries of $332,000, $1.1 million, and $1.4 million, respectively.

NOTE 9 - PRESCRIPTION DRUG BENEFITS UNDER MEDICARE PART D

At December 31, 2009, we recorded a receivable of $961,000 based on the amount we estimate actual 2009 Part D costs will exceed the revenue received.  We recorded an estimated Part D refund liability for 2008 of $100,000.  These amounts are included in due to/from Humana in the accompanying consolidated balance sheets.  CMS’ final determination in 2009 of Part D costs for benefits provided in 2008 was not materially different than the $100,000 recorded at December 31, 2008.  Based upon the final determination of Part D costs incurred by the PSN in 2007 and 2006, we recorded additional revenue in both the third quarter of 2008 and 2007 of approximately $1.0 million, representing the amount by which our 2007 and 2006 year-end estimated Part D refund liability exceeded the final amount.

Under the terms of the Stock Purchase Agreement, if the Part D final settlement for the periods we owned the HMO is different than what we estimated at the time of the sale, then we will either receive any additional premiums or pay any amounts that are required to be refunded.  Substantially all of the reconciliations are expected to be completed in the first half of 2010 and will be paid to us or Humana, as applicable.  The ultimate settlements, if any, will increase or decrease the gain on the sale of the HMO.

NOTE 10 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment consisted of the following:

	December 31,
	2009	2008
Medical equipment	$131,000	$112,000
Furniture and equipment	456,000	434,000
Leasehold improvements	1,558,000	1,493,000
Computers and office equipment	2,552,000	1,599,000
Other	22,000	22,000
	4,719,000	3,660,000
Less Accumulated Depreciation and Amortization	(2,809,000)	(2,324,000)
	$1,910,000	$1,336,000

Depreciation and amortization of property and equipment totaled approximately $510,000, $676,000, and $843,000 in 2009, 2008, and 2007, respectively.

Intangible assets consisted of:

	December 31,
	2009	2008
Customer lists	$1,616,000	$1,592,000
Non-compete agreement	192,000	116,000
	1,808,000	1,708,000
Less Accumulated Amortization	(877,000)	(524,000)
	$931,000	$1,184,000

Amortization of intangible assets totaled $354,000 in 2009, $425,000 in 2008 and $99,000 in 2007.  Amortization expense will be approximately $360,000 in 2010, $308,000 in 2011, $262,000 in 2012.

NOTE 11 - LINES OF CREDIT

In December 2009, we entered into a one year commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $3.0 million.  The line of credit is secured by investments of $5.0 million.  The $5.0 million of investments securing the new line of credit is included in restricted cash in the December 31, 2009 consolidated balance sheet.  Under this line of credit, as of December 31, 2009, we had a $3.0 million letter of credit issued in favor of Humana.

NOTE 12 - RESTRUCTURING EXPENSES AND SEPARATION ARRANGEMENTS

On December 7, 2009, we announced that Michael Earley, our Chairman of the Board and Chief Executive Officer of the Company, announced plans to step down as Chairman and CEO upon the earlier of March 31, 2010 or the engagement of his successor.   We entered into an amended and restated employment agreement with Mr. Earley dated as of December 4, 2009 (the “Amended Employment Agreement”).  Under the Amended Employment Agreement, Mr. Earley will receive the various benefits that he would have been entitled to receive under his prior equity compensation awards and employment agreement upon a termination without cause. In addition, the exercise period on all outstanding stock options held by Mr. Earley was extended to the earlier of December 31, 2010 or the option’s stated maturity date assuming he was then employed by us. In the fourth quarter of 2009, we expensed approximately $500,000 related to the amount payable under the Amended Employment Agreement and the stock-based compensation associated with the increase in the fair value of the stock options held by Mr. Earley that were extended.  On March 1, 2010, Mr. Earley agreed to continue to serve as our CEO until the earlier of June 30, 2010 or the employment of his successor.

In July 2007, we implemented a restructuring plan designed to reduce costs and improve operating efficiencies.   The restructuring plan, which was completed by the end of August 2007, resulted in the closure of two of the HMO’s office locations, one PSN medical practice (the “PSN Practice”), and a workforce reduction involving 16 employees.  In connection with this plan, we recorded approximately $584,000 of restructuring costs during the third quarter of 2007 including approximately $147,000 for severance payments, approximately $365,000 for continuing lease obligations on closed locations and approximately $72,000 for the write-off of certain leasehold improvements and equipment.  During the third quarter of 2007, we made cash payments related to the restructuring of $191,000. Severance payments associated with the restructuring were substantially paid in 2007.  The continuing lease obligations will result in additional future cash expenditures and are expected to be paid over the remaining lease terms.  At the time of its closure on July 31, 2007, the PSN Practice served approximately 450 customers in South Florida, all of which were moved to other providers outside of the PSN.  Prior to its closing on July 31, the PSN practice generated approximately $2.6 million of revenue in 2008 and had a negative gross margin. Of the $584,000 restructuring charge, approximately $401,000 relates to the HMO with the balance of $183,000 associated with the PSN.   These amounts have all been paid.

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

NOTE 13 - INCOME TAXES

The components of the provision for income taxes are as follows:

	December 31
	2009	2008	2007
Current
Federal	$8,303,000	$2,699,000	$165,000
State	834,000	654,000	-
	9,137,000	3,353,000	165,000
Deferred
Federal	(217,000)	2,890,000	2,915,000
State	(20,000)	171,000	447,000
	(237,000)	3,061,000	3,362,000
Income Tax Expense	$8,900,000	$6,414,000	$3,527,000

A reconciliation of the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes with our income tax expense is as follows:

	Years ended December 31,
	2009	2008	2007
Statutory federal tax	$8,172,000	$5,650,000	$3,304,000
State income taxes, net of federal income tax benefit	848,000	545,000	291,000
Permanent differences and other, net	(120,000)	219,000	(68,000)
Income tax expense	$8,900,000	$6,414,000	$3,527,000

Deferred tax assets are as follows:

	December 31,
	2009	2008
Allowances for doubtful accounts	$225,000	$238,000
Stock-based compensation expense	929,000	725,000
Accrued expenses	286,000	29,000
Depreciation and amortization	219,000	213,000
Other, net	19,000	39,000
Total deferred tax assets	$1,678,000	$1,244,000

Deferred income taxes - current	$511,000	$263,000
Deferred income taxes - noncurrent	1,167,000	981,000
	$1,678,000	$1,244,000

In 2007 we derecognized certain deferred tax assets totaling approximately $437,000, which were accounted for as an addition to the accumulated deficit at January 1, 2007.  In 2008 and 2007, we recognized tax benefits of $260,000 and $177,000, which reduced our income tax expense, upon the expiration of the statute of limitations applicable to the tax years during which the benefits were generated.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31	December 31
	2008	2007
Balance at beginning of year	$260,000	$437,000
Reductions as a result of lapse of applicable statute of limitations	(260,000)	(177,000)
Balance at end of year	$-	$260,000

There are no unrecognized tax benefits at December 31, 2009.

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

The Internal Revenue Service concluded its examination of our 2005 Federal income tax return during 2009.  We did not recognize a change to the total amount of unrecognized tax benefit as a result of the examination.  Tax years subsequent to 2004 remain subject to federal and state examination.

We recognize interest related to unrecognized tax benefits in interest expense, which is included in other income in the condensed consolidated statements of operations, and penalties in operating expenses for all periods presented.  Interest expense of $25,000 was accrued in the first nine months of 2007 and was reversed in 2008 when the statute of limitations expired.

In 2009, we recorded directly to equity $198,000 of tax benefits as a result of the repurchase of non-qualified stock options.  In 2008 and 2007, tax benefits of $261,000, and $526,000, respectively, were recorded directly to equity as a result of the exercise of non-qualified stock options.

NOTE 14 - STOCKHOLDERS' EQUITY

As of December 31, 2009 and 2008, we had designated 10,000,000 preferred shares as Series A Preferred Stock, par value $.001, of which 5,000 were issued and outstanding. Each share of Series A Preferred Stock has a stated value of $100 and pays dividends equal to 10% of the stated value per annum. At December 31, 2009 and 2008, the aggregate and per share amounts of cumulative dividend arrearages were approximately $616,667 ($123 per share) and $566,667 ($113 per share), respectively. Each share of Series A Preferred Stock is convertible into shares of common stock at the option of the holder at the lesser of 85% of the average closing bid price of the common stock for the ten trading days immediately preceding the conversion or $6.00. We have the right to deny conversion of the Series A Preferred Stock at which time the holder shall be entitled to receive, and we shall pay, additional cumulative dividends at 5% per annum together with the initial dividend rate to equal 15% per annum. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock shall be entitled to receive a liquidating distribution before any distribution may be made to holders of our common stock.  We have the right to redeem the Series A Preferred Stock at a price equal to 105% of the price paid for the shares. The Series A Preferred Stock has no voting rights.  Through December 31, 2009, none of the holders of our Series A Preferred Stock have converted any shares to common stock.

We have also designated 7,000 shares of preferred stock as Series B Preferred Stock, with a stated value of $1,000 per share. No shares of series B preferred stock have been issued.

In February 2010, the Board of Directors approved the issuance to employees of 592,000 restricted shares of common stock and options to purchase 879,000 shares of common stock. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date.  Compensation expense related to the restricted stock and options will be recognized ratably over the vesting period.

During 2009, we issued a total of 101,000 restricted shares of common stock and options to purchase 50,000 shares of common stock to the non-management members of our Board of Directors. The restricted shares and stock options vest one year from date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date. Compensation expense related to the restricted stock and options is recognized ratably over the vesting period.

During 2009, we issued to our employees 367,000 restricted shares of common stock and options to purchase 1.4 million shares of common stock. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date.  Compensation expense related to the restricted stock and options is recognized ratably over the vesting period.

During 2008, we issued 87,000 restricted shares of common stock and options to purchase 43,500 shares of common stock to the non-management members of our Board of Directors. The options have an exercise price equal to the closing price of our common stock on the day preceding the grant date.  These restricted shares and stock options are vest one year from the date of grant.  Compensation expense related to the restricted shares and stock options is recognized ratably over the vesting period.

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

During 2007, we also issued options to a consultant to purchase 100,000 shares of our common stock.  These options, which fully vested on December 31, 2007 and originally expired on June 30, 2008, have an exercise price equal to the closing price of our common stock on the day preceding the grant date.  During the first quarter of 2008, we extended the expiration date from June 30, 2008 to September 30, 2008 for the options issued to the consultant.  In accordance with U.S. GAAP, we revalued the options and accounted for the increase in value as additional expense which was immediately expensed.

Restricted shares of common stock are reflected as issued and outstanding from the date of issuance for purposes of the consolidated statements of changes in stockholders’ equity.

Shares reserved for future issuance at December 31, 2009 are as follows:

Number of Shares
Shares Issuable Upon the Exercise of Outstanding Stock Options	4,202,000
Shares Issuable Upon the conversion of Preferred Stock	881,000
Total	5,083,000

In October 2008, we announced that the Board of Directors authorized the repurchase of up to 10 million shares of our outstanding common stock.  On August 3, 2009, the Board of Directors approved a 5 million share increase to the share repurchase program. On February 24, 2010, the Board of Directors approved an increase to the share repurchase program of an additional 5 million shares, bringing the total number of shares of common stock authorized for repurchase under the program to 20 million shares.  During 2009, we repurchased 7.8 million shares and options exercisable to purchase 684,200 shares of our common stock for an aggregate of $15.9 million.  From October 6, 2008 (the date of our first repurchases under the plan) through December 31, 2008, we repurchased 4.2 million shares for $7.6 million.  Between January 1, 2010 and February 25, 2010, we repurchased 1.6 shares of common stock for $3.7 million. We cancel the common stock that has been repurchased and reduce common stock and additional paid-in capital for the acquisition price of the stock.  The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.

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

On December 8, 2009, we repurchased options exercisable for an aggregate of 116,700 shares of our common stock from certain of our executive officers for approximately $222,000, which represents the difference between the exercise price of the options and $1.9012, which was 2% below the closing price of our common stock on December 8, 2009, the date we entered into the definitive repurchase agreement.  The shares underlying the options repurchased are included in the number of shares repurchased and deplete the repurchase authority granted by our Board.

NOTE 15 - STOCK -BASED COMPENSATION

As of December 31, 2009, we had three nonqualified stock option plans, the 2001 Stock Option Plan, the Supplemental Stock Option Plan, and the Omnibus Equity Compensation Plan (together the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  A total of 9,000,000 shares of our common stock are authorized for issuance pursuant to awards granted under the Omnibus Equity Compensation Plan.  Total compensation cost that has been charged against income in 2009, 2008 and 2007 for nonqualified stock options under the Plans was $602,000 (excluding employee termination costs), $602,000 (excluding termination costs on sale of the HMO), and $588,000, respectively.

Stock Options

Option awards are generally granted with an exercise price equal to the closing market price of our common stock on the grant date, generally vest ratably over 4 years of continuous service and generally expire 10 years after the date of the grant.  The options provide for accelerated vesting if there is a change in control as defined by the Plans.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the table below.  Because this option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed.  Expected volatilities are primarily based on implied volatilities from the historical volatility of our stock.  We use historical data to estimate option exercise and employee termination within the valuation model.  The expected terms of the options granted represent the period of time that option grants are expected to be outstanding based on historical data.  The range given below results from certain groups of employees exhibiting different behavior.  The risk free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Year Ended December 31,
	2009	2008	2007
Risk Free Interest Rate	.90%-1.83%	1.98%-3.13%	4.53% - 4.92%
Expected Option Life (in years)	2-4.5	2-4.5	1 - 4.5
Expected Volatility	50%	50%	50%
Dividends to be Paid	None	None	None

A summary of option activity under the Plans and the changes during the year ended December 31, 2009 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	3,500,681	$1.84	6.86	$431,166
Granted during 2009	1,406,184	$1.65
Repurchased by Company	(684,167)	$1.35
Forfeited	(17,500)	$2.00
Expired	(3,100)	$1.83
Outstanding at December 31, 2009	4,202,098	$1.85	7.29	$939,152

Vested or expected to vest at December 31, 2009	3,858,818	$1.85	7.17	$858,845
Exercisable at December 31, 2009	1,913,564	$1.86	5.66	$403,773

The weighted average per share grant date fair value of option grants during the years 2009, 2008 and 2007 was $0.59, $0.84, and $0.60, respectively.  The fair value of non vested options is determined based on the opening trading price of our shares at grant date.  The aggregate intrinsic value of options exercised in 2008 and 2007 was approximately $745,000 and $1.4 million, respectively, and is based on the difference between the exercise price and quoted market value at the end of each period.  The intrinsic value of options repurchased by us in 2009 was $513,000.

A summary of the status of our non vested options as of December 31, 2009 and changes during the year then ended is presented below:

Non Vested Options	Shares	Weighted Average Grant Date Fair Value
Non vested at January 1, 2009	1,379,850	$0.82
Granted	1,406,184	$0.59
Vested	(480,000)	$0.72
Forfeited	(17,500)	$0.76
Non vested at December 31, 2009	2,288,534	$0.70

As of December 31, 2009, there was $1,164,000 of total unrecognized compensation cost related to non-vested nonqualified stock options granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.0 years.  The total fair value of options vested during 2009, 2008 and 2007 was $346,000, $695,000 and $910,000, respectively.

Cash received from option exercises under all share based payment arrangements for the years ended December 31, 2008 and 2007 was $323,000, and $507,000, respectively.  A tax benefit of $198,000 was realized from the repurchase of options in 2009.  A tax benefit of $261,000, and $526,000 was realized from option exercises in 2008 and 2007 respectively.  It is our policy to issue new shares to satisfy share option purchases.

Restricted Stock Awards

Restricted stock awards are granted with a fair value equal to the market price of our common stock on the date of grant. Compensation expense is recorded straight-line over the vesting period, generally four years from the date of grant.

The weighted average per share grant date fair value of our restricted stock awards was $1.68, $2.15, and $1.78 for the years ended December 31, 2009, 2008, and 2007, respectively. Activity for our restricted stock awards was as follows for the year ended December 31, 2009:

	Shares	Weighted Average Grant Date Fair Value
Non vested restricted stock at December 31, 2008	435,000	$2.01
Granted	468,000	$1.68
Vested	(184,000)	$1.87
Forfeited	-	$-
Non vested restricted stock at December 31, 2009	719,000	$1.84

The fair value of restricted shares vested during the years ended December 31, 2009, 2008, and 2007 was $367,000, $574,000, and $117,000, respectively. Total compensation expense not yet recognized related to non vested restricted stock awards was $546,000 at December 31, 2009. We expect to recognize this compensation expense over a weighted-average period of approximately 1.68 years. There are no other contractual terms covering restricted stock awards once vested.

NOTE 16 - EARNINGS PER SHARE

The following table sets forth the computations of earnings per share, basic and earnings per share, diluted:

	Year Ended December 31,
	2009	2008	2007
Net Income	$14,449,000	$10,204,000	$5,914,000
Less: Preferred stock dividend	(50,000)	(50,000)	(50,000)
Income available to common shareholders	$14,399,000	$10,154,000	$5,864,000
Denominator:
Weighted average common shares outstanding	44,496,000	49,093,000	50,573,000
Basic earnings per common share	$0.32	$0.21	$0.12

Income available to common shareholders	$14,399,000	$10,154,000	$5,864,000
Add: Preferred stock dividend	50,000	50,000	-
	$14,449,000	$10,204,000	$5,864,000

Denominator:
Weighted average common shares outstanding	44,496,000	49,093,000	50,573,000
Common share equivalents of outstanding stock:
Convertible preferred stock	881,000	518,000	-
Nonvested common stock	270,000	170,000	172,000
Options and warrants	294,000	573,000	1,051,000
Weighted average common shares outstanding	45,941,000	50,354,000	51,796,000
Diluted earnings per common share	$0.31	$0.20	$0.11

The following securities were not included in the computation of diluted earnings per share for the years ended December 31, 2009, 2008 and 2007, as their effect would be anti-dilutive:

Security Excluded From Computation	2009	2008	2007
Stock options	2,912,000	1,688,000	636,000
Restricted stock	89,000	-	-
Convertible preferred stock	-	-	355,000

NOTE 17 - EMPLOYEE BENEFIT PLAN

We have adopted a tax qualified employee savings and retirement plan covering our eligible employees, the Metropolitan Health Networks 401(k) Plan (the “401(k) Plan”). The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code (the “Code”) and contains a feature described in Code Section 401(k) under which a participant may elect to reduce their taxable compensation by the statutorily prescribed annual limit of $16,500 for 2009. Under the 401(k) Plan, new employees are eligible to participate after three consecutive months of service. At our discretion, we may make a matching contribution and a non-elective contribution to the 401(k) Plan. We expensed approximately $221,000, $243,000, and $100,000 for purposes of making matching contributions for the 2009, 2008, and 2007 plan years, respectively. The rights of the participants in the 401(k) Plan to our contributions do not fully vest until such time as the participant has been employed by us for three years.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Leases

We lease office and medical facilities under various non-cancelable operating leases.  Approximate future minimum payments under these leases for the years subsequent to December 31, 2009 are as follows:

			Less	Net
			Sublease	Minimum
	Buildings	Equipment	Amount	Payment
2010	$1,069,000	$213,000	$117,000	$1,165,000
2011	905,000	174,000	120,000	959,000
2012	652,000	98,000	93,000	657,000
2013	613,000	-	-	613,000
2014	563,000	-	-	563,000
Thereafter	1,077,000	-	-	1,077,000
Total	$4,879,000	$485,000	$330,000	$5,034,000

The renewal options on the leases range from 3 to 5 years and contain escalation clauses of up to 5%.  Rental expense for 2009, 2008, and 2007 was $1.6 million in 2009 and $1.9 million in 2008 and 2007.

We utilized vendors during the year to assist us in the ongoing implementation of an electronic medical records system as well as attaining other operational objectives.  Payments under these service contracts for the years subsequent to December 31, 2009 are approximately $987,000, $305,000 and $151,000 in the years 2010, 2011 and 2012, respectively.  Some contracts will renew automatically unless written notice is provided to the vendor within a stated period of time prior to the end of the contract period.

In connection with the sale of the pharmacy division in 2004, we have subleased pharmacy facilities to the purchaser of the pharmacy division.  In the event of such purchaser’s default, we could potentially be responsible to fulfill these lease commitments.  At December 31, 2009, the total lease payments remaining totaled $330,000.  At March 2, 2010, we are not aware of any default by the purchaser.

Litigation

We are a party to various legal proceedings which are either immaterial in amount to us or involve ordinary routine litigation incidental to our business and the business of our subsidiaries.  There are no material pending legal proceedings, other than routine litigation incidental to our business to which we are a party or of which any of our property is the subject.

NOTE 19 - SEGMENTS

Prior to the sale of the HMO, we managed the PSN and HMO as separate business segments.  We identified our segments in accordance with U.S. GAAP, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and the nature of the services and benefits provided. The results of each segment are measured by income before income taxes. We allocate all selling, general and administrative expenses, investment and other income, interest expense, goodwill and certain other assets and liabilities to our segments.  Our segments do share overhead costs.

Effective with the HMO’s sale, we operate only the PSN segment.  The 2008 results of operations for the HMO segment are for the period from January 1, 2008 through August 28, 2008, the date of the sale.

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

Included in allocated corporate overhead in 2008 is $35,000 of investment losses and depreciation and amortization of approximately $290,000.  To allow for comparison between periods, the gain on the sale of the HMO of $5.9 million and the related stay bonuses and termination costs of $1.6 million have been excluded from the above segment information.  Corporate assets were approximately $2,312,000 at December 31, 2008.  All gooodwill resides within the PSN segment.

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

Included in allocated corporate overhead in 2007 is $745,000 of investment income and depreciation and amortization of approximately $318,000.  Corporate assets were approximately $5,596,000 at December 31, 2007.  All goodwill resides within the PSN segment.

NOTE 20 - VALUATION AND QUALIFYING ACCOUNTS

Activity in our Valuation and Qualifying Accounts consists of the following:

	Year Ended December 31,
	2009	2008	2007
Allowance for doubtful trade accounts - continuing
operations:
Balance at beginning of period	$490,000	$614,000	$601,000
Charged to costs and expenses	93,000	-	282,000
Increase (Deductions - accounts written off)	-	(124,000)	(269,000)
Balance at end of period	$583,000	$490,000	$614,000

Allowance for note receivable:
Balance at beginning of period	$177,000	$143,000	$143,000
Charged to costs and expenses		34,000	-
Increase (Deductions - accounts written off)	(177,000)	-	-
Balance at end of period	$-	$177,000	$143,000

Allowance for AICD receivable:
Balance at beginning of period	$-	$-	$1,621,000
Charged to costs and expenses	-	-	267,000
Increase (Deductions - accounts written off)	-	-	(1,888,000)
Balance at end of period	$-	$-	$-

NOTE 21 - SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	For the Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Revenue	$88,752,000	$88,138,000	$87,076,000	$90,441,000

Gross profit	$13,396,000	$7,627,000	$8,897,000	$10,935,000

Net income	$4,837,000	$2,426,000	$3,152,000	$4,034,000

Net income per share - basic	$0.12	$0.05	$0.07	$0.09
Net income per share - diluted	$0.11	$0.05	$0.07	$0.08

	For the Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Revenue	$80,036,000	$78,950,000	$82,211,000	$76,014,000

Gross profit	$9,335,000	$7,701,000	$11,930,000	$7,773,000

Net income	$2,570,000	$4,268,000	$3,705,000	$(338,000)

Net income per share - basic	$0.05	$0.08	$0.07	$(0.01)
Net income per share - diluted	$0.05	$0.08	$0.07	$(0.01)

Gross profit in the above chart for the first and second quarters of 2008 differ from the gross profit reported in the 10Qs for those quarters by approximately $147,000 and $170,000, respectively.  These differences resulted from the reclassification of certain expenses that did not relate to the costs associated with operating a physician practice; primarily amortization related to intangible assets of acquired practices.

Significant Fourth Quarter Adjustments

As a result of new information that became available in the fourth quarter of 2009 and 2008, we recorded a $1.4 million and $3.8 million adjustment, respectively, for the estimated retroactive premium that we expect to receive in the summer of the subsequent year related to the final MRA premium adjustment for the prior year.  These amounts increased revenue and gross profit for these quarters.  Of this amount, $1.1 and $3 million relates to premium revenue recorded in the first three quarters of 2009 and 2008, respectively.

In the fourth quarter of 2009, we realized a reinsurance reimbursement related to high cost pharmacy claims paid during the first three quarters of 2009 in the amount of $1.9 million, which reduced medical costs and increased gross profit in this quarter.

During the fourth quarter of 2009, estimated medical claims expense related to dates of service prior to this quarter were less than the amount recorded at September 30, 2009 by approximately $1.9 million (favorable variance).  This reduction was a result of actual utilization and settlement amounts being less than those used in our original estimate of medical expenses payable at the end of the third quarter of 2009.  The $1.9 million was recorded as a decrease in medical claims expense in the fourth quarter of 2009 and increased gross profit in the quarter.

 During the fourth quarter of 2008, estimated medical claims expense related to dates of service prior to this quarter were greater than the amount recorded at September 30, 2008 by approximately $452,000 (unfavorable variance).  This increase was a result of actual utilization and settlement amounts being greater than those used in our original estimate of medical expenses payable at the end of the third quarter of 2008.  The $452,000 was recorded as an increase in medical claims expense in the fourth quarter of 2008 and decreased gross profit for the quarter.

During the fourth quarter of 2009, we recorded expense of approximately $500,000 related to the amount payable under the Amended Employment Agreement of Mr. Michael Earley and the additional expense associated with the increase in the fair value of the stock options held by Mr. Earley that were extended.

In the fourth quarter of 2009, we increased the gain on the sale of the HMO by $525,000 as a result of additional information relating to the final net equity settlement.

During the fourth quarter of 2008, we determined that our effective tax rate for 2008 would be approximately 1% higher in 2008 than we had estimated.  As a result, we increased income tax expense by $337,000 in the fourth quarter, which reduced net income.

In the fourth quarter of 2008, we determined that, based on our continued review of actual pharmacy costs in 2008, our accrual for the Part D liability for 2008 was too high.  Accordingly, we reduced the estimated liability and increased premium revenue by approximately $1.5 million to reduce the liability that had been accrued over the first three quarters.

METROPOLITAN HEALTH NETWORKS, INC.

EXHIBIT INDEX

Year Ended December 31, 2009

(3) Exhibits

2.1	Stock Purchase Agreement, dated as of June 27, 2008, by and between Humana Medical Plans, Inc. and Metropolitan Health Networks, Inc. (1)

3.1.	Articles of Incorporation, as amended (2)

3.2	Amended and Restated Bylaws (3)

10.1	Physician Practice Management Participation Agreement, dated August 2, 2001, between Metropolitan of Florida, Inc. and Humana, Inc. (4)

10.2.	Letter of Agreement, dated February 2003, between Metropolitan of Florida, Inc. and Humana, Inc. (5)

10.3.	Physician Practice Management Participation Agreement, dated December 1, 1998, between Metcare of Florida, Inc. and Humana, Inc. (5)

10.4.	Omnibus Equity Compensation Plan, as amended and restated (6)

10.6.	Amended and Restated Employment Agreement between Metropolitan and Michael M. Earley dated March 1, 2010 (7)

10.7.	Amended and Restated Employment Agreement between Metropolitan and Robert J. Sabo dated November 9, 2007 (8)

10.8.	Amended and Restated Employment Agreement between Metropolitan and Roberto L. Palenzuela dated January 3, 2006 (9)

10.9	Employment Agreement between Metcare of Florida, Inc. and Jose A. Guethon, M.D. (10)

10.10.	Form of Option Award Agreement for Option Grants to Directors pursuant to the Omnibus Compensation Plan *

10.11.	Form of Option Award Agreement for Option Grants to Key Employees pursuant to the Omnibus Compensation Plan*

10.12	Summary of 2009 Annual Bonus Plan for Executive Officers and certain key management employees (11)

10.13	Summary of Director Compensation Plan (15)

10.14	Form of Restricted Stock Award Agreement for Restricted Stock Grants to Directors pursuant to the Omnibus Compensation Plan*

10.15	Form of Restricted Stock Award Agreement for Restricted Stock Grants to Management pursuant to the Omnibus Compensation Plan*

10.16	Amendment to Employment Agreement, dated as of December 22, 2008, by and between Metropolitan and Jose A. Guethon, M.D. (12)

10.17	Amendment to Employment Agreement, dated as of December 22, 2008, by and between Metropolitan and Robert J. Sabo (12)

10.18	Amendment to Employment Agreement, dated as of December 22, 2008, by and between Metropolitan and Roberto L. Palenzuela (12)

10.19	Independent Practice Association Agreement, dated as of August 29, 2009, by and between Metcare of Florida, Inc. and Humana, Inc (13)

10.20
Physician Practice Management Participation Amendment, dated as of September 4, 2009, by and between Metcare of Florida, Inc. and Humana Medical Plan, Inc. and Humana Health Insurance Company of Florida, Inc. and Humana Insurance Company, Employers Health Insurance Company and their affiliates who underwrite or administer health plans (14)

21.1	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1.	Certification of the Chief Executive Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2.	Certification of the Chief Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	filed herewith
**	furnished herewith

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 1, 2008.

(2)	Incorporated by reference to our Registration Statement on Form 8-A12B filed with the Commission on November 19, 2004 (No. 001-32361).

(3)	Incorporated by reference our Current Report on Form 8-K filed with the Commission on September 30, 2004.

(4)
Incorporated by reference to the Amendment to our Registration Statement on Form SB-2/A filed with the Commission on August 2, 2001 (No. 333-61566).  Portions of this document were omitted and were filed separately with the SEC on or about August 2, 2001 pursuant to a request for confidential treatment.

(5)
Incorporated by reference to the Amendment to our Annual Report for the year ended December 31, 2003 on Form 10-K/A filed with the Commission on July 28, 2004. Portions of this document have been omitted and were filed separately with the SEC on July 28, 2004 pursuant to a request for confidential treatment.

(6)	Incorporated by reference on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Commission on August 5, 2009.

(7)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2010.

(8)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 20, 2006.

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 22, 2005.

(10)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 16, 2006.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 11, 2009.

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 23, 2008.

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

(15)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Commission on March 8, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of March 2010.

METROPOLITAN HEALTH NETWORKS, INC.

By:	/s/ MICHAEL M. EARLEY

Michael M. Earley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

March 2, 2010	/s/ MICHAEL M. EARLEY
Michael M. Earley
Chief Executive Officer

March 2, 2010	/s/ ROBERT J. SABO
Robert J. Sabo
Chief Financial Officer

March 2, 2010	/s/ ERIC HASKELL
Eric Haskell
Chairman of the Board

March 2, 2010	/s/ MARTIN W. HARRISON
Martin W. Harrison
Director

March 2, 2010	/s/ KARL M. SACHS
Karl M. Sachs
Director

March 2, 2010	/s/ BARRY T. ZEMAN
Barry T. Zeman
Director

March 2, 2010	/s/ DAVID A. FLORMAN
David A. Florman
Director

March 2, 2010	/s/ ROBERT E. SHIELDS
Robert E. Shields
Director