Form 10-K/A
period 2009-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 2010-04-30
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Yes ☐ No  ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2010
Common Stock, $.001 par value per share	39,914,260 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDEX

Explanatory Note

		Page

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	2
Item 11.	Executive Compensation	8
Item 12.	Securities Ownership of Certain Beneficial Owners and Management and Related Matters	27
Item 13.	Certain Relationships and Related Transactions, and Director Independence	30
Item 14.	Principal Accounting Fees and Services	31

PART IV

Item 15.	Exhibits, Financial Statement Schedules	33
	Signatures

EXPLANATORY NOTE

Metropolitan Health Networks, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2010 (the “Original Filing”). This Amendment is being filed to include the information required by Items 10 through 14 of Part III of Form 10-K that, in the Original Filing, was intended to be incorporated by reference to the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders. In addition, on the cover page, (i) the reference in the Original Filing to the incorporation by reference of the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders has been deleted and (ii) the information with respect to the number of outstanding shares of our common stock has been updated.

Pursuant to Rule 12b-5 under the Securities and Exchange Act of 1934, this Amendment includes updated officer certifications as Exhibits 31.1 and 31.2 to this Amendment. Except for the exhibits referenced in the preceding sentence, the exhibits included in Item 15 of this report speak as of the date of the Original Filing.

Except as described above, no other information in the Original Filing has been updated and this Amendment continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.

“We,” “us” or “the Company” refers to Metropolitan Health Networks, Inc.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

As reported in a Current Report on Form 8-K filed on April 26, 2010, effective as of 5:00 P.M. on April 23, 2010, each of Mr. David Florman, Mr. Eric Haskell, Mr. Karl Sachs, Mr. Robert Shields and Mr. Barry Zeman (collectively, the “Prior Directors”) resigned as members of the Board of Directors.  Over the course of the last several months, certain large shareholders of the Company had informed the Board of its opinion that the Board should retain Mr. Michael Earley as Chief Executive Officer and reconstitute the Board.  After consideration of such information, the Prior Directors expressed their views that they did not believe these actions to be in the best interests of our shareholders as a whole and, accordingly, these large shareholders submitted to the Company an alternative slate of directors. The Prior Directors further expressed the view that they did not believe that it is in the shareholders’ best interests to engage in a proxy contest with the shareholders seeking to make the changes described above.  None of the Prior Director’s resignations were due to any form of disagreement with our operations, policies or practices.

Effective as of the same date, Mr. Michael Earley, the sole remaining director, appointed six new directors to fill the vacancies created by the resignation of the Prior Directors as well as the vacancy created by the previous resignation of Dr. Martin Harrison in March 2010.  Listed below are the names, ages and biographies of our current directors at April 23, 2010.

Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are duly elected and qualified.  Below each director’s biography is a brief discussion of the specific experience, qualifications, attributes or skills that led to the conclusion that such director should serve as a director for the Company as of the date hereof, in light of our business and structure.

Name	Age	Position
Michael M. Earley	54	Chairman and Chief Executive Officer
Michael Cahr	70	Director
Richard A. Franco, Sr.	68	Director
Casey Gunnell	63	Director
Arthur D. Kowaloff	63	Director
Mark Stolper	38	Director
John S. Watts, Jr.	50	Director

MICHAEL M. EARLEY has served as our Chief Executive Officer since March 2003.  He also served as Chairman of the Board from September 2004 through December 31, 2009.  He previously served as a member of our Board of Directors from June 2000 to December 2002.  From January 2002 until February 2003, Mr. Earley was self-employed as a corporate consultant.  Previously, from January 2000 through December 2002, he served as Chief Executive Officer of Collins Associates, an institutional money management firm.  From 1997 through December 1999, Mr. Earley served as Chief Executive Officer of Triton Group Management, a corporate consulting firm.  From 1986 to 1997, he served in a number of senior management roles, including CEO and CFO of Intermark, Inc., a AMEX-listed diversified holing company, and Triton Group Ltd., a AMEX-listed diversified holding company and from 1978 to 1983, he was an audit and tax staff member of Ernst & Whinney.  From 2002 through 2006, Mr. Earley served on the Board of Directors of MPower Holding Corporation, an AMEX listed trade facilities-based broadband communications provider until its merger in August 2006.  Mr. Earley received his undergraduate degrees in Accounting and Business Administration from the University of San Diego.

Key Attributes, Experience and Skills:

Mr. Earley was nominated to serve as a director on our Board due to his many years of experience serving as our CEO as well as his experience serving in a variety of senior executive, director and/or consulting roles with publicly traded companies.  Mr. Earley’s service as our CEO creates a critical link between management and the Board, assisting the Board to perform its oversight function with the benefits of management's perspectives on the business.

MICHAEL CAHR was appointed to our Board in April 2010.  He had previously served as a member of our Board from 2000 through November 2002.  He has been a general partner at Focus Equity Partners, a private equity investment and management firm that acquires middle-market companies and assists them in reaching their performance potential, since 2003. Mr. Cahr has more than 30 years of experience as a venture capitalist, CEO and director of public and private companies. From September 2004 to June 2006, Mr. Cahr served as CEO of one of Focus Equity’s investments, C&M Pharmacy, a Glenview, Illinois, specialty pharmacy company, and engineered the sale of the company to Walgreen Co. Since October 2006, Mr. Cahr has acted as a board member and advisor to another Focus investment, Business Only Broadband (BOB), a premier provider of carrier-class, fixed wireless primary and co-primary data network solutions for the business sectors in Chicago and the New York metropolitan area. Prior to joining Focus, from 2001 to 2003, Mr. Cahr was president of Saxony Consultants, a provider of financial and marketing expertise, and from 1994 to 1999 served variously as president, CEO and chairman of publicly held Allscripts, Inc., the leading developer of hand-held devices that provide physicians with real-time access to health, drug and other critical medical information. Prior to Allscripts, from 1987 to 1994, Mr. Cahr was venture group manager for Allstate Venture Capital where he oversaw domestic and international investments in technology, healthcare services, biotech and medical services. Since January 2009, Mr. Cahr has served as a director of MakeMusic, Inc., a NASDAQ-listed provider of music education technology.  He also has served since September 2002 as a director of PacificHealth Laboratories, an OTCBB traded nutritional products firm that develops and commercializes functionally unique nutritional products. Mr. Cahr was also a director of Lifecell Corporation from 1989 to 2007 where he served as the chairman of the audit committee.

Key Attributes, Experience and Skills:

The Board believes that Mr. Cahr’s many years of experience serving in a variety of senior executive, director and/or consulting roles with publicly traded companies and specifically with companies in the healthcare industry enables him to bring unique and valuable management insights to the Board.  In addition, the Board believes that Mr. Cahr contributes financial expertise to the Board, including through his service on the audit committees (and in some cases chairmanship) of other public companies, as well as executive compensation experience, including through his service on the compensation committees of other public companies.

RICHARD A. FRANCO, SR. was appointed to our Board in April 2010.  Mr. Franco has served as CEO and as a member of the Board of Directors of DARA BioSciences, Inc., a NASDAQ-listed biopharmaceutical development company, since January 2009 and as Chairman and President of DARA BioSciences since February 2009. Previously, Mr. Franco served as DARA’s Chairman of the Board from October 2007 until March 2008, as President and CEO from January 1, 2007 until March 2008 and as President and a member of the board of directors from 2005 until March 2008. Mr. Franco has been a leader in the pharmaceutical and medical industry for more than 35 years. Prior to joining DARA Biosciences, Mr. Franco co-founded LipoScience, Inc., a private medical technology and diagnostics company, and served as president, CEO and chairman of that company, from 1997 to 2002. Prior to founding LipoScience, Inc., Mr. Franco served as president, CEO and director of Trimeris, Inc., a NASDAQ-listed biopharmaceutical company, from 1994 to 1997. Mr. Franco was employed for more than a decade, from 1982 to 1994, with Glaxo Inc. (now GlaxoSmithKline), where he served as a member of the Executive Committee, vice president and general manager of Glaxo Dermatology and the Cerenex Division and vice president of Commercial Development and Marketing. Since May 2000, Mr. Franco has served as a director of Salix Pharmaceuticals, Ltd., a NASDAQ-listed specialty pharmaceutical company.  He also serves as Chapter Director of the Research Triangle Chapter of the National Association of Corporate Directors (NACD). Previously, he served as a director of TriPath Imaging, EntreMed Inc and Tranzyme, Inc. Mr. Franco earned a Bachelor of Science degree in pharmacy from St. John’s University and did his graduate work in pharmaceutical marketing and management at Long Island University.

Key Attributes, Experience and Skills:

Mr. Franco has had a prominent role in multiple publicly traded companies in the pharmaceutical and medical industries, including as co-founder, director and CEO of a private medical technology and diagnostics company and as CEO and director of multiple publicly traded biopharmaceutical company.  The Board believes that these experiences demonstrate his significant management and leadership capabilities within the medical and pharmaceutical industry and enable him to bring a wealth of industry knowledge and expertise to the Board.

CASEY GUNNELL was appointed to our Board in April 2010.  Mr. Gunnell has thirty-eight years of broad business experience in entrepreneurial, startup, troubled and rapid growth sales based companies. Since January 2009, he has serve as President and as a member of the Board of Directors of NeedleNurse, Inc., a privately owned startup medical device company which he co-founded.   Since December 2005, he has also served as a Managing Director of Cornerstone Management, LLC, a private firm providing advisory, interim staffing and project management solutions to distressed commpanies.  He has also served, since April 1998, as President of Gunnell Family Corp., a private firm focused on interim management solutions.  From May 2001 to May 2003, Mr. Gunnell served as interim CEO, President and as a director of Holdiay RV Superstores, inc. d/b/a/ Recreation USA, a NASDAQ-listed retailer of recreational vehicles and marine products.  He also served from May 2000 to May 2001 as COO and CFO of PNV, Inc., a NASDAQ-listed cable television, communications, broadband wireless, ISP and portal to the trucking industry.  Since April 2008, Mr. Gunnell has served as a member of the Board of Directors of Enable Holdings, Inc., an OTCBB-traded asset recovery solution provider.  Mr. Gunnell earned a Bachelor of Business Administration degree from Florida Atlantic University.

Key Attributes, Experience and Skills:

The Board believes that Mr. Gunnell’s 38 years of business experience as an entrepreneur driving the growth of a private medical device company (which he co-founded), an executive in multiple consulting and management solutions firms and as an executive and director of various publicly traded companies provides the Board with valuable business, leadership and management experience.  Further, the Board believes that his entrepreneurial experience provides the Board with unique perspectives and guidance on the strategic direction and growth of the Company. The Board considers Mr. Gunnell’s strong operational background is as an additional asset to the Board.

ARTHUR D. KOWALOFF was appointed to our Board in April 2010.  Mr. Kowaloff served as a Managing Director of BNY Capital Markets, Inc from 1998 until his retirement in 2003. From 1991 to 1998, he was COO and Senior Managing Director of Patricof & Co. Capital Corporation. Prior to that, Mr. Kowaloff was an attorney at the New York City firm of Willkie Farr & Gallagher, from 1971 to 1991, where he served as Senior Partner and Executive Committee Member and specialized in corporate and securities law and mergers and acquisitions. Mr. Kowaloff is currently President and Director of the PBP Foundation of New York, a member of the Board of Directors of the Orange Regional Medical Center and a trustee of Carleton College. Mr. Kowaloff received a Bachelor of Arts degree from Carleton College and holds a Juris Doctor degree from Yale Law School.  Since 2004, Mr. Kowaloff,m has served as a director of Sirona Dental Systems, Inc., a NASDAQ-listed manufacturer of high-quality, technologically advanced dental equipment.

Key Attributes, Experience and Skills:

The Board believes that Mr. Kowaloff’s career in law and investment banking, including serving as Managing Director of both BNY Capital Markets, Inc. and Patricof & Company Capital Corporation, provides the board with valuable business experience and critical insights on the roles of law, finance and strategic transactions. In addition, the Board believes that Mr. Kowaloff’s experience as an attorney, practicing in the areas of corporate and securities law and mergers and acquisitions enables him to provide a unique and valuable perspective on the various securities law and general corporate law issues that the Company may face.

MARK STOLPER was appointed to our Board in April 2010.  He has served as Executive Vice President and Chief Financial Officer of RadNet, Inc., a NASDAQ-listed company, since 2004.  RadNet is the largest owner and operator of medical diagnostic imaging centers in the United States. From 1999 to 2004, Mr. Stolper was a partner at Broadstream Capital Partners and West Coast Capital, Los Angeles-based investment and merchant banking firms focused on advising middle market companies engaged in financing and merger and acquisition transactions.  Mr. Stolper began his career in 1993 as a member of the corporate finance group at Dillon, Read and Co., Inc., executing mergers and acquisitions, public and private financings and private equity investments with Saratoga Partners LLP, an affiliated principal investment group of Dillon Read.  From 1995 to 1998, Mr. Stolper was a Vice President at Archon Capital Partners, which made private equity investments in media and entertainment companies.  From 1998 to 1999, Mr. Stolper worked at Eastman Kodak, where he was responsible for business development for Kodak’s Entertainment Imaging subsidiary ($1.5 billion in sales). Since May 2007, Mr. Stolper has served on the Board of Directors of CompuMed, Inc., a publicly-traded medical informatics and software company.  Mr. Stolper graduated magna cum laude from the University of Pennsylvania, received a finance degree from the Wharton School and earned a post-graduate award in Accounting from UCLA.

Key Attributes, Experience and Skills:

Mr. Stolper brings to the Board comprehensive knowledge of the health care industry.  For the last six years, he has served as the principal financial executive at a NASDAQ-listed healthcare company with over $500 million of annual revenues.  In addition to his leadership experience, through his work at RadNet and his service as Chairman of the Board of CompuMed, he brings extensive knowledge of corporate governance practices, especially for publicly traded companies in the health services industry.  Mr. Stolper also has diverse experiences in investment banking, private equity, venture capital investing and operations.

JOHN S. WATTS, JR. was appointed to the Board in April 2010.  Since January 2008, Mr. Watts has been a partner at John Watts Consulting, Inc., where he provides management consultation, market development services and health care system navigation support to start up and growth companies.  Prior to starting his consulting firm, Mr. Watts spent over 12 years at Wellpoint, Inc., one of the nation’s largest health insurers.  He served in numerous roles at Wellpoint during his tenure, including as President and CEO of Wellpoint’s commercial and consumer business from September 2006 through December 2007, as President and CEO of Anthem national accounts from December 2004 through September 2006 and as President and CEO of Blue Cross Blue Shield of Georgia from 2002 through 2004.  Since September 2009, Mr. Watts has served as a member of the Board of Directors at CareCentrix, a privately owned provider of home health benefits management services to the managed care industry.  He also served as Executive Chairman of Implantable Provider Group, a privately owned company providing implantable device management. from September 2008 through November 2009.

Key Attributes, Experience and Skills:

Mr. Watts brings to the Board more than 25 years of experience in building, growing and leading large health plan organizations.  It is the Board’s understanding that he has a strong track record of building successful new ventures and achieving high growth rates for Wellpoint and other health plans he has led.  The Board believes that his knowledge of the health plan space and experience in competitive analysis and strategy development are significant assets for the Board.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

We have adopted corporate governance guidelines which are available at www.metcare.com.  The Corporate Governance Guidelines are also available in print to any shareholder who requests it.  These principles were adopted by the Board to promote the effective functioning of the Board and its committees, to promote the interests of shareholders and other stakeholders of the Company, and to ensure a common set of expectations as to how the Board, the committees of the Board, individual directors and management should perform their functions

Family Relationships

There are no family relationships among our officers and directors, nor are there any arrangements or understandings between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee’s primary function is to assist the Board in fulfilling its oversight responsibilities relating to (i) the quality and integrity of our financial statements and corporate accounting practices, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence and (iv) the performance of our independent auditors.  The specific responsibilities in carrying out the Audit Committee’s oversight role are delineated in the Audit Committee Charter.

Each of Mr. Franco Mr. Gunnell and Mr. Stolper has served as a member of the Audit Committee since his appointment to the Board on April 23, 2010.  Immediately prior to that time, the Audit Committee was comprised of Mr. Karl Sachs, Mr. David Florman, Mr. Eric Haskell and Mr. Barry Zeman.

The Board of Directors has determined that each member of the Audit Committee is independent pursuant to the corporate governance rules of the NYSE Amex (the “NYSE Amex Rules”).  The Board of Directors has determined that each of Mr. Gunnell and Mr. Stolper qualifies as a “financial expert” as that term is defined in rules of the Securities and Exchange Commission implementing requirements of the Sarbanes-Oxley Act of 2002.

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that is specifically applicable to our Chief Executive Officer and senior financial officers. This Code of Ethics for senior financial officers, as well as our Code of Business Conduct and Ethics, applicable to all directors, officers and employees, are available on our web site at www.metcare.com. If we make substantive amendments to this Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

Legal Proceedings

There are no pending, material legal proceedings to which any of our directors, officers or affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, affiliate, or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us.

Nomination of Directors by Shareholders

There have been no material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors since those procedures were described in our Proxy Statement for our 2009 Annual Meeting of Shareholders, filed with the Commission on April 29, 2009.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers, and persons who own more than ten percent (10%) of our outstanding Common Stock, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish us with copies of all such reports they file.

Based solely on our review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten (10%) percent beneficial owners have been complied with during the year ended December 31, 2009 except for one late Form 4 filed by Dr. Harrison, a former member of the Board of Directors.

The information required by this item about our Executive Officers is included in Part I, “Item 1. Business” of the Original Form 10-K under the caption “Our Executive Officers.”

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

General Philosophy

Our executive compensation program, which is grounded in the principle of pay-for-performance, is intended to reward members of our executive team and senior management for sustained, high-level performance over the short and long term as demonstrated by measurable, company-wide performance metrics and personal contributions which are consistent with our overall growth and goals.  We compensate our senior management team through a combination of cash compensation in the form of base salary and cash incentive compensation and equity compensation awards. Our compensation program has been structured to enhance our ability to achieve our short-term and long-term strategic goals and to retain and motivate the members of our executive team and senior management to achieve such goals.

To determine compensation, we first establish a target overall compensation figure for each member of our executive team and senior management and allocate this target amount among base salary, cash incentive compensation and equity compensation awards.

For our most senior executive officers, including our “named executive officers” listed in the Summary Compensation Table, we have designed our cash incentive compensation program predominantly to reward the achievement of company-wide performance goals by tying awards to our operating income.

Board Process for Determining Compensation

Our Compensation Committee has responsibility for evaluating and administering our director and executive officer compensation plans and making recommendations to our Board of Directors with respect thereto, including with respect to the compensation of our Chief Executive Officer. The Compensation Committee is also responsible for annually reviewing and making recommendations to the Board with respect to the compensation, including individual base salaries, cash incentives and equity compensation grants of the other named executive officers.  In recommending compensation for the named executive officers, the Compensation Committee consults with the Chief Executive Officer and when it deems appropriate, other appropriate advisors.

Use of Compensation Consultants

Pursuant to its charter, the Compensation Committee has the authority to retain any compensation consultant to assist the Compensation Committee in its evaluation of compensation for our Board of Directors and/or senior executive officers.  In accordance with this authority, in December 2006, the Compensation Committee engaged Watson Wyatt to conduct a review of the competitiveness of our compensation program for our named executive officers and our Board of Directors as compared to a peer group and to published survey data for companies with revenues similar to ours.  In October 2007, to assist the Compensation Committee make determinations with respect to our executive compensation program for 2008, the Committee asked Watson Wyatt to provide an updated review of the competitiveness of our compensation program for our named executive officers.  In late 2008, the Committee consulted with Watson Wyatt on various issues regarding our 2009 executive compensation program.

Use of Employment Agreements

We believe that employment agreements provide us with a mechanism to assist in the retention of our executive officers and provide us with competitive protections through provisions restricting these officers, for a period of time, from commencing employment with a competitor within our service area or soliciting our employees or customers.  We believe these agreements provide our officers with security upon their termination without cause or upon a change of control of the company.  We are a party to employment agreements with Michael M. Earley, our Chief Executive Officer, Dr. Jose Guethon, our President and Chief Operating Officer, Robert J. Sabo, our Chief Financial Officer, and Roberto L. Palenzuela, our General Counsel and Secretary (collectively, the “NEO Employment Agreements”).

2009 Compensation as compared to 2008 Compensation

The primary change to our executive compensation program in 2009 was additional earnings opportunity for the executives with respect to short-term incentive compensation, which was reflected in the terms of our 2009 executive bonus plan.  Under the 2009 bonus plan, the maximum amount payable equaled 2.5 times the target bonus percentage, up from 2 times the target bonus percentage under the 2008 plan.  Additionally, the bonus thresholds were lowered so that 100% of the target bonus would be payable if the Company hit 93% of budged income before income taxes (the “Target Amount”) and 50% of the target bonus would be payable if the Company hit 85% of the Target Amount (or approximately 79% of budgeted income before income taxes).  The Compensation Committee considered these lower thresholds to be appropriate considering that budgeted income before income taxes for 2009 was approximately 60% higher than 2008 income before income taxes and at the Target Amount was over 50% higher than 2008 income before income taxes.

Other than increasing the base salary of Dr. Guethon to reflect his promotion to President and Chief Operating Officer in September 2008, we did not make any other changes to the compensation of our named executive officers in 2009 as compared to 2008. In making compensation decisions for 2009, the Compensation Committee balanced the strong company performance and significant company accomplishments in 2008, including the successful sale of our HMO, against the rapidly deteriorating economy.  After consulting with Watson Wyatt and reviewing the results of a flash survey completed by them in October/November 2009, the Compensation Committee determined that it was in line with the market to keep executive compensation packages in 2009 at the same level they were at in 2008.

Factors Considered in Determining Executive Compensation

The Compensation Committee considers a variety of factors in coming to decisions regarding compensation for the named executive officers. Competitive market information is an important consideration, but not the only one.

Market competitiveness. In making determinations regarding 2009 executive compensation, the Compensation Committee relied, in part, upon information regarding competitive market pay information and compensation structures provided by Watson Wyatt to the Committee in October 2007.  As part of its study, Watson Wyatt compared the compensation paid in 2007 to our named executive officers to the compensation paid by a peer group comprised of 13 similarly sized companies in the healthcare industry (the “Peer Group”) as well as to published survey data for issuers with similar revenues (approximately $250 million) to the Company (the “Published Survey Data”).  This study updated the compensation study provided by Watson Wyatt to the Company in December 2006 which compared our performance and the compensation paid in 2006 to our named executive officers to the performance of and compensation paid to the same Peer Group.  The Peer Group includes:

• Continucare Corporation	• Amsurg Corporation	• Healthways, Inc.
• Radiation Therapy Services, Inc.	• Pediatrix Medical Group, Inc.	• Pediatric Services of America, Inc.
• Vistacare, Inc.	• Horizon Health Corporation	• Techne Corporation
• Amedisys, Inc.	• Thoratec Corporation	• Integramed America, Inc.
• Ventana Medical Systems, Inc.

For each named executive officer, Watson Wyatt provided the Committee with information as to whether the base salary, target cash bonus as a percentage of base salary and equity incentive compensation as a percentage of base salary paid to the subject named executive officer in 2007 was at, above or below market as compared to the Peer Group and the Published Survey Data.  The following table summarizes the results of the Watson Wyatt study.

Named Executive Officer	Base Salary	Cash Bonus as a Percentage of Base Salary	Equity Incentive Compensation as a Percentage of Base Salary
Michael M. Earley	Significantly Below Market	Competitive	Competitive (1)
Dr. Jose Guethon (2)	Competitive	Competitive	Above Market
Robert J. Sabo	Competitive	Competitive	Below Market
Roberto L. Palenzuela	Competitive	Competitive	Competitive

(1)
Although Mr. Earley’s equity incentive compensation as a percentage of base salary is competitive with the Peer Group and Published Survey Data, since Mr. Earley’s base salary for 2007 was significantly below market, the actual dollar value of his equity incentive compensation for 2007 was below the market.

(2)
As of the date of the Watson Wyatt study and for a substantial portion of 2008, Dr. Guethon served as the President of our Provider Service Network (our “PSN”).  In September 2008, he was promoted to President and Chief Operating Officer.

In setting compensation levels for the named executive officers for 2008, the Compensation Committee sought to provide target compensation—in the aggregate, and generally for each element—that is competitive, and therefore approximates the 50th percentile (or the market median) for comparable positions in the Peer Group and companies included in the Published Survey Data.  Individual compensation may be more or less than the median compensation amount when warranted by individual or corporate performance.

In December 2008, the Chairman of the Compensation Committee and the Lead Independent Director, now Chairman of the Board, consulted with Watson Wyatt regarding 2009 compensation considerations.

Although Watson did not provide a formal report, it informed the directors that, based upon a review of the still existing members of the Peer Group, the CEO’s base salary continued to be materially less than CEOs of the Peer Group companies. Mr. Earley, however, had indicated to the Compensation Committee that he did not desire a raise for 2009.  Watson further indicated that the base salaries for the CFO and General Counsel continued to be competitive as compared to the Peer Group companies.

Watson further indicated that equity compensation as a percentage of base salary continued to be competitive as compared to the Peer Group companies.

Our executive compensation policies are generally applied in the same manner to all of the named executive officers, although the Chief Executive Officer’s compensation package is designed to incorporate a more significant performance based component than our other named executive officers. The comparison to the market median is done on a position by position basis and takes into account the relative responsibilities and authority of each named executive officer. The differences in amounts of compensation for each named executive officer reflect the significant differences in the scope of responsibilities and authority attributed to their respective positions.

Performance. Our policy is to provide our executive officers with compensation opportunities that are based upon their individual performance, the performance of the Company and their contribution to that performance. The Compensation Committee considers these performance factors when approving adjustments to the compensation of the named executive officers.

Mix of current and long-term compensation. Because the successful operation of the Company’s business requires a long-term approach, one of the important components of the program is long-term compensation by means of long-term incentives. The Compensation Committee believes that the incorporation of a long-term compensation element assists in the alignment of the named executive officers’ interests with the economic interests of the Company’s shareholders.

Impact and mix of cash vs. non-cash compensation. The Compensation Committee considers both the cost and the motivational value of the various components of compensation. The Compensation Committee has determined that current compensation—base salary and annual bonuses—should be delivered in cash, but that long-term incentive compensation should include stock-based compensation so that the long-term financial rewards available to the named executive officers are linked to increases in our value over the long-term. The Compensation Committee believes that this also aligns the named executive officers’ interests with the economic interests of the Company’s shareholders.

The Elements of Our Executive Compensation Program

The elements of our executive compensation program are as follows:

•	cash compensation in the form of base salary;

•	cash compensation in the form of incentive compensation (i.e. performance-based bonuses); and

•	equity-based awards.

In addition, as discussed above, the NEO Employment Agreements provide for potential payments upon termination of employment for a variety of reasons, including a change in control of our Company.  Each of these elements is discussed below.

Pursuant to our executive compensation program for fiscal 2009, the allocation of compensation among base salary, target performance-based bonus and equity-based awards was relatively consistent among our named executive officers, other than our Chief Executive Officer, with base salary generally comprising between 45% and 57% of the named executive officer’s total compensation package for 2009, the target bonus generally comprising between 22% and 23% of a named executive officer’s total compensation package for 2009 and equity awards generally comprising between 20% and 32% of a named executive officer’s total compensation package for 2009.

The Chief Executive Officer’s compensation package for 2009 had a more significant performance based component than our other named executive officers, with base salary comprising only 41% of his total compensation package while target bonus and equity awards comprised 20% and 37%, respectively, of his total compensation package.

In allocating executive compensation among these elements, we believe that, in light of their significant ability to influence our performance, the compensation of our senior-most management team and, most especially, our Chief Executive Officer should have a large performance based component.

Base Salaries

We include base salary as part of executive compensation because we want to provide our executive officers with a level of assured cash compensation that facilitates an appropriate lifestyle in light of their professional status and accomplishments.  In accordance with our Compensation Policy, base salaries are set at levels which are intended to produce the highest value for us at an appropriate cost, reflect the individual’s responsibilities, tenure and past performance and be competitive with the Peer Group.

Each named executive officer’s employment agreement specifies a minimum level of base salary.  The Board of Directors, however, may, in its discretion, set each executive’s salary at any higher level that it deems appropriate. Accordingly, the Compensation Committee generally evaluates and recommends the base salaries for our named executive officers annually.  Changes in each officer’s base salary on an annual basis depend upon the Compensation Committee’s and the Board’s assessment of Company and individual performance as well as an assessment of the competitiveness of the officer’s base salary to companies included in the Peer Group and the Published Survey Data.  For 2009, the Compensation Committee set each named executive officer’s base salary as follows:

Name	2009 Base Salary
Michel M. Earley	$375,000
Jose A. Guethon, M.D.	$336,000
Robert J. Sabo	$270,000
Roberto L. Palenzuela	$225,000

For 2008, the median base salaries and total compensation paid by companies in the Peer Group and companies included in the Published Survey Data were the starting point of the analysis of base salary for each of the named executive officers.  However, the Compensation Committee also analyzed a number of other factors in determining appropriate salary levels, including, but not limited to:

•	the relative experience and skills of the subject officer;

•	the importance of the particular position to us;

•	the level of responsibilities assigned to the subject officer;

•	the difficulty in replacing the executive;

•	the subject officer’s historical performance in light of the Corporate Objectives;

•	our operating performance to date during his tenure with us;

•	internal alignment considerations; and

•	inflation.

As described further below, target cash incentive compensation and equity awards are generally set as a percentage of each named executive officer’s base salary.

The relative weight applied to each of the foregoing factors varied with each position and individual and was within the sole discretion of the Compensation Committee. Decisions regarding the individual performance factors identified above and used by the Compensation Committee in making base salary decisions for each named executive officer, other than the CEO, were based on the Compensation Committee’s review of the Chief Executive Officer’s evaluation of the officer’s individual performance for the prior year. Decisions regarding the individual performance factors identified above and used in making base salary decisions for the Chief Executive Officer were based on the Board of Directors’ review of the CEO’s individual performance for the prior year.

As discussed above, the Compensation Committee determined that, in light of the economic crisis, it was appropriate to keep base salaries at the same level in 2009 as in 2008.  Notwithstanding the foregoing, the Compensation Committee recommended an increase in Dr. Guethon’s base salary from $320,000 to $336,000 in consideration of his promotion to President and Chief Operating Officer.

Cash Incentive Compensation

Our executive bonus plan is a performance-based cash incentive plan designed to promote our interests and the interests of our shareholders by providing employees with financial rewards upon achievement of specified business objectives, as well as helping us attract and retain key employees.  Under this plan, additional cash is payable to our named executive officers based upon the degree that the performance goals recommended by the Compensation Committee and approved by the Board are met.  The amount of cash incentive compensation earned by our named executive officers in 2009 is set forth in the “Non-Equity Incentive Plan Compensation” column of the 2009 Summary Compensation Table.  These amounts were paid in February 2010 and were included in our results of operations for the year ended December 31, 2009.

The Compensation Committee assigns the named executive officers a competitive incentive target for each year under our executive bonus plan.  The target incentive is expressed as a percentage of the participant’s annual base salary as of the end of the year and is designed by the Compensation Committee to be indicative of the incentive payment that each participant would expect to receive on the basis of our strong performance and the strong individual performance by our senior vice presidents and vice presidents reporting to our named executive officers.  The Compensation Committee set 2009 target incentives (“Target Bonus”) for each of the named executive officers at the percentage of base salary as set forth below:

Name	Percentage of Base Salary at Target
Michel M. Earley	70%
Jose A. Guethon, M.D	50%
Robert J. Sabo	50%
Roberto L. Palenzuela	40%

For each named executive officer, the Target Bonus percentage for 2009 was the same as the target bonus percentage for 2008.

Depending on our income before income taxes in 2009, actual cash incentive compensation payable under our executive bonus plan to each named executive officer could have been as low as zero or as high as the percentage of base salary set forth next to his name below.

Name	Maximum Percentage of Base Salary
Michel M. Earley	175%
Jose A. Guethon, M.D	125%
Robert J. Sabo	125%
Roberto L. Palenzuela	100%

In 2009, for our named executive officers to be eligible to receive the full Target Bonus under our executive bonus plan, our consolidated year-end income before income taxes for 2009 was required to equal or exceed $25.37 million (the “Target Goal”), which was 93% of our budgeted consolidated year-end income before income taxes of $27.29 million.  For our named executive officers to be eligible to receive any bonus under the executive bonus plan, our consolidated year end income before income taxes for 2009 was required to equal or exceed $21.57 million (the “Threshold Goal”), which was 85% of Target Goal.  Our 2009 consolidated year-end income before income taxes, as adjusted by the Committee to take into account the costs associated with the anticipated CEO succession, gain on the sale of our HMO in 2008 and changes in estimates of HMO associated accounts, was approximately $23.03 million.  Accordingly, each of our named executive officers were eligible to receive annual incentive compensation equal to between 27% and 48% of his 2009 base salary as set forth in the Summary Compensation Table.  Bonuses under the plan were paid in February 2010.

Equity Compensation

Prior to 2007, the primary form of equity compensation that we had awarded consisted of non-qualified stock options, which we believe provided a strong motivation to our executives to continue to seek growth in our business.  In 2007, we began utilizing restricted stock grants in addition to option grants.  Grants of restricted stock are increasingly becoming a trend in our industry and we believe that this type of award provides an equally motivating form of incentive compensation while permitting us to issue fewer shares, thereby reducing potential dilution of our shareholders.

Each year, the Compensation Committee assigns each named executive officer a competitive equity incentive dollar amount expressed as a percentage of the participant’s annual base salary for the subject year.  In setting this percentage, in addition to competitive market information, the Compensation Committee considers our operating results and performance, individual performance against the individual’s objectives, as well as the allocation of overall share usage attributed to executives and the total number of shares issued in the grant relative to our outstanding shares.  We do not place particular emphasis on any one factor but rather analyze the appropriateness of rewarding equity compensation in light of each of these considerations.

The Compensation Committee set 2009 equity incentives for each of the named executive officers at the percentage of base salary as set forth below:

Name	Percentage of Base Salary
Michel M. Earley	100%
Jose A. Guethon, M.D	70%
Robert J. Sabo	70%
Roberto L. Palenzuela	40%

For each named executive officer, the equity award percentage for 2009 was the same as the equity award percentage for 2008.

Equity awards for any year are generally issued to the named executive officers in February of the subject year and are generally paid approximately 60% in stock options and approximately 40% in restricted shares of Common Stock.  See “Grants of Plan Based Awards” for information as to the total number of stock options and restricted shares of Common Stock granted to our named executive officers in 2009.

Options and restricted stock are generally granted pursuant to our Omnibus Equity Compensation Plan.  Both our stock options and restricted stock granted to our employees generally vest ratably on an annual basis over a four year service period and expire after a ten year term.  The exercise price for option grants is based on the closing price of our Common Stock on the NYSE Amex on the grant date. Stock options only have compensatory value if the market price of the Common Stock increases after the grant date.

Severance Benefits and Change in Control Payments

Pursuant to our NEO Employment Agreements, our named executive officers are entitled to receive certain severance payments upon their death, disability, termination without cause, resignation for good reason and upon a change in control of the Company.  These benefits are designed to promote stability and continuity of senior management as well as to recognize the potential difficulty for such individuals to locate comparable employment within a short period of time.  Information regarding applicable payments under such agreements for the named executive officers is provided under the heading “Potential Payments Upon Termination or Change-In-Control.”

Retirement Plan

The Metropolitan Health Networks 401(k) Plan (the “401(k) Plan”) is a tax qualified employee savings and retirement plan covering our eligible employees, including our named executive officers.  At our discretion, we may make a matching contribution and a non-elective contribution to the 401(k) Plan.  The rights of the participants in the 401(k) Plan to our contributions do not fully vest until such time as the participant has been employed by us for three years.  In 2009, we made matching contributions to our named executive officers.

Perquisites and Other Benefits

We provide our named executive officers with perquisites and other personal benefits that we and the Compensation Committee believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain talented employees for key positions. We periodically review the levels of perquisites and other personal benefits provided to named executive officers.

The named executive officers are each provided automobile allowances and mobile phone allowances. We believe these allowances enable our executives to be available to customers and employees at all times.

The named executive officers also participate in our medical, dental and life insurance plans to the same extent as our other employees. Upon relocation, key executive officers may receive, at the discretion of the Board of Directors, a relocation allowance in amounts individually negotiated at the time of relocation.

Stock Ownership Guidelines

In 2007, our Board of Directors adopted stock ownership guidelines for our senior executives, including our named executive officers, and for non-employee members of our Board of Directors. The Compensation Committee monitors progress under these guidelines annually.  Although we expect each senior executive and director to make annual progress towards his or her target, each senior executive and non-employee member of our Board of Directors will have five years from the earlier of (a) the date he or she becomes a senior executive or non-employee director and (b) the date the guidelines were adopted to meet his or her target. If an executive is promoted and the target is increased, an additional five-year period will be provided to meet the increase in the target attributable to the promotion. Targets for our executives increase with rank in the organization and are based upon multiples of base salary.  Shares counted toward the guidelines include:

•	shares of Common Stock owned outright by the senior executive or director or his or her immediate family members residing in the same household;

•	shares of Common Stock owned jointly by the senior executive or director with a spouse or children;

•	shares of Common Stock held in trust for the benefit of the senior executive or director;

•	restricted shares of Common Stock owned by the senior executive or director, whether or not vested;

•	shares of Common Stock held in our 401(k) Retirement Savings Plan for the benefit of the executive or director; and

•	shares of Common Stock acquired by the senior executive or director upon stock option exercises.

Material Changes since December 31, 2009

On January 26, 2010, our Board of Directors, upon the recommendation of our Compensation Committee, fixed the 2010 base salaries of our President and Chief Operating Officer, our Chief Financial Officer and our General Counsel (the “Applicable Officers”) and awarded each Applicable Officer a one-time retention bonus payable in restricted shares of our common stock (the “Retention Shares”) in an amount equal to his 2010 base salary.  The number of Retention Shares issued in satisfaction of the bonus amounts was based upon the closing price of our common stock on the grant date.  The following table sets forth the 2010 base salary of and the number of Retention Shares issued to each Applicable Officer:

Name and Title	2010 Base Salary	Percentage Increase Over 2009 Base Salary	Number of Retention Shares Issued in Connection with Bonus
Jose A. Guethon, M.D. President and Chief Operating Officer	$346,080	3%	155,193
Robert J. Sabo Chief Financial Officer	$278,100	3%	124,709
Roberto L. Palenzuela General Counsel and Secretary	$231,750	3%	103,924

The 2010 base salary is effective retroactive to January 1, 2010.

The Retention Shares vest in four equal annual installments commencing on the first anniversary of the grant date. Notwithstanding the foregoing, any unvested Retention Shares held by an Applicable Officer will automatically vest upon a change in control, the subject officer’s resignation for good reason, death or disability at any time or upon the termination of the subject officer without cause prior to the second anniversary of the grant date.

On February 24, 2010, upon the recommendation of the Compensation Committee, the Board established the target bonus amounts and the performance criteria applicable to the Company's 2010 bonus plan for executive officers and certain key management employees (the “2010 Bonus Plan”).

For the named executive officers, bonuses will be payable under the Bonus Plan based upon our income before income taxes for the year ending December 31, 2010 (“2010 IBIT”).  For any bonus to be paid to a named executive officer under the 2010 Bonus Plan, we must first achieve at least 80% (the “Threshold Goal”) of our budgeted 2010 IBIT (the “Budgeted IBIT”).  Provided the Threshold Goal is satisfied, the named executive officers shall receive some level of bonus.

In the event that we achieve 100% of the Budgeted IBIT (the “Target Goal”), the named executive officers will be entitled to receive a bonus (the “Target Bonus”) equal to the percentage of their base salary set forth below.

Title	Percentage of Base Salary at Target
Chief Executive Officer	70%
Chief Financial Officer	50%
President and Chief Operating Officer	50%
General Counsel	40%

Actual bonuses payable may be as high as 250% of the Target Bonus or as low as zero depending on the Company's 2010 IBIT.

As a general rule, bonus awards under the 2010 Bonus Plan are subject to the participant’s employment with us as of December 31, 2010.  Bonuses pursuant to the Bonus Plan are anticipated to be paid once we complete the audit of our financial statements for the fiscal year ending December 31, 2010.

On April 26, 2010, our Board of Directors, upon the recommendation of our Compensation Committee, fixed the 2010 base salaries of our Chief Executive Officer at $386,250, representing a 3% increase from his 2009 base salary.  The 2010 base salary is effective retroactive to January 1, 2010.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

THE COMPENSATION COMMITTEE

Michael Cahr, Chairman
Richard A. Franco, Sr.
John S. Watts, Jr.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2009, 2008 and 2007.  We do not have any persons serving as executive officers of the Company other than the named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Michael M. Earley Chairman & Chief Executive Officer	2009 2008 2007	375,000 375,000 335,879	163,296 148,533 83,000	175,317 163,783 97,352	181,725 277,773 241,100	34,143 25,067 20,850	929,481 990,156 778,181
Jose A. Guethon President and Chief Operating Officer	2009 2008 2007	336,000 320,000 300,000	102,384 88,704 49,800	109,979 97,863 64,900	116,304 169,309 192,200	15,987 16,851 13,950	680,654 692,727 620,850
Robert J. Sabo Chief Financial Officer	2009 2008 2007	270,000 270,000 250,000	82,296 121,044 33,200	88,354 82,571 —	93,459 142,855 150,000	22,005 22,165 31,150	556,114 638,635 464,350
Roberto L. Palenzuela General Counsel & Secretary	2009 2008 2007	225,000 225,000 213,000	39,204 35,574 19,920	42,090 39,332 22,715	62,306 95,237 97,800	28,022 17,701 16,486	396,622 412,844 369,921

(1)           Reflects the aggregate grant date fair values for the restricted shares issued during the applicable year computed in accordance with FASB ASC Topic 718.  The 2007 and 2008 award values have been recalculated from amounts shown in prior Proxy Statements to reflect their grant date fair values, as required by SEC rules effective for 2010. Further information regarding the 2009 awards is included in the “2009 Grants of Plan-Based Awards” and “2009 Outstanding Equity Awards at Fiscal Year-End” tables later in this Amendment. The grant date fair values for the 2009 awards have been determined based on the quoted market price of our common stock on the grant date, as set forth in Note 15 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2009.

(2)           Reflects the grant date fair values for the stock options issued during the applicable year computed in accordance with FASB ASC Topic 718.  The 2007 and 2008 award values have been recalculated from amounts shown in prior Proxy Statements to reflect their grant date fair values, as required by SEC rules effective for 2010. Further information regarding the 2009 awards is included in the “2009 Grants of Plan-Based Awards” and “2009 Outstanding Equity Awards at Fiscal Year-End” tables later in this Amendment. The grant date fair values for the 2009 awards have been determined based on the assumptions and methodologies set forth in Note 15 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2009.

(3)           “All Other Compensation” in each of 2009, 2008 and 2007 for each of the named executive officers is comprised of the following components:

Fiscal Year 2009:

	Automobile Allowance ($)	Cellular Phone Allowance ($)	Long-Tem Disability/Life Insurance Premiums ($)	401(k) Matching Amounts ($)	Payout of Accrued Vacation ($)	Total ($)
Michael M. Earley	10,200	3,000	1,155	8,250	11,538	34,143
Jose A. Guethon	6,600	1,200	1,155	7,032	—	15,987
Robert J. Sabo	9,600	3,000	1,155	8,250	—	22,005
Roberto L. Palenzuela	6,600	1,200	1,155	8,250	10,817	28,022

Fiscal Year 2008:

	Automobile Allowance ($)	Cellular Phone Allowance ($)	Long-Tem Disability/Life Insurance Premiums ($)	401(k) Matching Amounts ($)	Total ($)
Michael M. Earley	10,200	3,000	2,151	9,716	25,067
Jose A. Guethon	6,600	1,200	2,151	6,900	16,851
Robert J. Sabo	9,600	3,000	2,151	7,414	22,165
Roberto L. Palenzuela	6,600	1,200	2,151	7,750	17,701

Fiscal Year 2007:

	Automobile Allowance ($)	Cellular Phone Allowance ($)	Long-Tem Disability/Life Insurance Premiums ($)	401(k) Matching Amounts ($)	Housing Benefits ($)	Other($)	Total ($)
Michael M. Earley	10,200	3,000	1,500	6,150	-	-	20,850
Jose A. Guethon	6,600	1,200	1,500	4,650	-	-	13,950
Robert J. Sabo	9,600	3,000	1,500	-	17,050	-	31,150
Roberto L. Palenzuela	6,600	1,200	1,500	3,909	-	3,277	16,486

Grants of Plan Based Awards

The table below summarizes awards granted under our executive bonus plan and equity based awards to our named executive officers in 2009.

2009 Grants of Plan Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plans (1)			All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities	Exercise Price of	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	of Stocks (#) (2)	UnderlyingOptions (#) (3)	Option Awards ($)	Awards ($) (4)

Michael M. Earley	2/5/09	131,250	262,500	656,250	100,800	302,400	1.62	338,613
Jose A. Guethon	2/5/09	84,000	168,000	420,000	63,200	189,700	1.62	212,363
Robert J. Sabo	2/5/09	67,500	135,000	337,500	50,800	152,400	1.62	170,650
Roberto L. Palenzuela	2/5/09	45,000	90,000	225,000	24,200	72,600	1.62	81,294

(1)           The amounts set forth in these columns reflect the annual cash incentive compensation amounts that potentially could have been earned during 2009 based upon the achievement of performance goals under our Executive Bonus Plan. The amounts of annual cash incentive compensation earned in 2009 by our named executives under our Executive Bonus Plan have been determined and were paid in February 2010. The amounts paid are included in the “Non-Equity Incentive Plan Compensation” column of the 2009 Summary Compensation Table.

(2)           Each of the restricted stock awards listed in this column vested or are scheduled to vest in four equal installments on February 5, 2010, February 5, 2011, February 5, 2012 and February 5, 2013.

(3)           Each of the option awards listed in this column vested or are scheduled to vest in four equal installments on February 5, 2010, February 5, 2011, February 5, 2012 and February 5, 2013.

(4)           Reflects the grant date fair values for the restricted shares and options issued during the applicable year computed in accordance with FASB ASC Topic 718.  The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 15 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2009.

Base Salaries

Base salaries paid to our named executive officers are set forth in the 2009 Summary Compensation Table.  For 2009, base salaries paid to our named executives officers accounted for the following percentages of their total compensation: Mr. Earley (40.5%), Dr. Guethon (49.4%), Mr. Sabo (48.8%) and Mr. Palenzuela (56.7%).

Non-equity Incentive Plan Compensation

The non-equity incentive plan compensation set forth in the tables above reflects annual cash incentive compensation under our executive bonus plan.  Annual cash incentive compensation is earned based upon a formula that takes into account our attainment of certain performance goals and the achievement by vice presidents and senior vice presidents of certain individual objectives. The components of the executive bonus plan are discussed in greater detail under the heading “Compensation Discussion & Analysis.”

Amounts paid to our named executives under the executive bonus plan are set forth in the 2009 Summary Compensation Table.  For 2009, payments pursuant to the executive bonus plan to our named executives officers accounted for the following percentages of their total compensation: Mr. Earley (19.6%), Dr. Guethon (17.1%), Mr. Sabo (16.9%) and Mr. Palenzuela (15.7%).

Restricted Stock

We grant restricted stock pursuant to our Omnibus Equity Compensation Plan.  Our restricted stock grants generally vest at the rate of one-fourth per year.  Restricted stock is not transferable other than by will or the laws of descent and distribution.

Stock Options

We grant stock options pursuant to our Omnibus Equity Compensation Plan. The option exercise price is equal to the closing price of our Common Stock on the NYSE Amex on the grant date.  Our stock option grants generally vest at the rate of one-fourth per year and have a term of ten years.  Stock options are not transferable other than by will or the laws of descent and distribution.

Employment Agreements

We are a party to employment agreements with Mr. Earley, Dr. Guethon, Mr. Sabo and Mr. Palenzuela.

Effective April 26, 2010, we entered into an amended and restated employment agreement with Mr. Earley, our Chief Executive Officer. This agreement has an initial term of one year and is automatically renewable for successive one-year terms, unless terminated in accordance with the terms of the agreement. The agreement provides for an annual base salary to be reviewed annually.  Our Board of Directors may, in its sole discretion, increase Mr. Earley’s salary and award bonuses and options to Mr. Earley at any time.  The agreement also provides for an automobile allowance in the amount of $850 per month, a telephone allowance in the amount of $250 per month, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses.  The agreement also contains non-disclosure, non-solicitation and non-compete restrictions.  The agreement also contains non-disclosure, non-solicitation and non-compete restrictions.  The non-solicitation and non-compete restrictions survive for a period of two years and one year, respectively, following the date of termination of Mr. Earley’s employment with the Company.  Either party may terminate Mr. Earley’s employment with the Company at any time.

Effective February 1, 2005, Dr. Guethon, our President and Chief Operating Officer, entered into an employment agreement with Metcare of Florida, Inc., our wholly-owned subsidiary, which agreement was amended effective December 22, 2008.  This agreement had an initial term of one year and is automatically renewable for successive one-year terms, unless terminated in accordance with the terms of the agreement. The agreement provides for an annual base salary to be reviewed annually.  Our Board of Directors may, in its sole discretion, increase Dr. Guethon’s salary and award bonuses and options to Dr. Guethon at any time.  The agreement also provides for a telephone allowance in the amount of $100 per month, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses.  The agreement also contains non-disclosure, non-solicitation and non-compete restrictions.  The non-solicitation and non-compete restrictions survive for a period of two years and one year, respectively, following the date of termination of Dr. Guethon’s employment with Metcare of Florida.  Either party may terminate Dr. Guethon’s employment with the Company at any time.

Effective November 16, 2006, we entered into an employment agreement with Mr. Sabo, our Chief Financial Officer, which agreement was amended effective December 22, 2008.  This agreement had an initial term of one year and is automatically renewable for successive one-year terms, unless terminated in accordance with the terms of the agreement.  The agreement provides for an annual base salary to be reviewed at least annually.  Our Board of Directors may, in its sole discretion, increase Mr. Sabo’s salary and award bonuses and options to Mr. Sabo at any time.  The agreement also provides for an automobile allowance in the amount of $800 per month, a telephone allowance in the amount of $250 per month, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses.  The agreement also contains non-disclosure, non-solicitation and non-compete restrictions.  The non-solicitation and non-compete restrictions survive for a period of two years and one year, respectively, following the date of the termination of Mr. Sabo’s employment with the Company.  Either party may terminate Mr. Sabo’s employment with the Company at any time.

In 2004, we entered into an employment agreement with Mr. Palenzuela, our General Counsel and Secretary, which agreement was amended and restated effective January 3, 2005 and amended effective December 22, 2008.  This agreement had an initial term of one year and is automatically renewable for successive one-year terms, unless terminated in accordance with the terms of the agreement. The agreement provides for an annual base salary to be reviewed annually.  Our Board of Directors may, in its sole discretion, increase Mr. Palenzuela’s salary and award bonuses and options to Mr. Palenzuela at any time.  The agreement also provides for an automobile allowance in the amount of $550 per month, a telephone allowance in the amount of $100 per month, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses.  The agreement also contains non-disclosure, non-solicitation and non-compete restrictions.  The non-solicitation and non-compete restrictions survive for a period of two years and one year, respectively, following the date of the termination of Mr. Palenzuela’s employment with the Company.  Either party may terminate Mr. Palenzuela’s employment with the Company at any time.

In the event that any one of Mr. Earley, Dr. Guethon, Mr. Sabo or Mr. Palenzuela (i) is terminated by us without cause, (ii) dies or becomes disabled, (iii) terminates his or her employment because he or she has been assigned duties inconsistent with his or her position or because his or her duties and responsibilities have been diminished or because of our breach of the agreement or because he or she has been reassigned to a location outside of the area for which he or she was hired, he or she will be entitled to reimbursement of all unreimbursed expenses incurred prior to the date of termination, payment of unused vacation days and payment of his or her then annual base salary and benefits for a period of one year following the termination.

If there is a change of control of the Company (as such term is defined in the agreements), each of Mr. Earley, Dr. Guethon, Mr. Sabo and Mr. Palenzuela will be entitled to reimbursement of all unreimbursed expenses incurred prior to the date of termination, payment of unused vacation days, a single lump sum payment of an amount equal to his or her then annual base salary plus bonuses payable, the value of annual fringe benefits paid to him or her in the year preceding the year of termination, and the value of the portion of his or her benefits under any deferred compensation plan which are forfeited for reason of the termination.

Additional Information

We have provided additional information regarding the compensation we pay to our named executive officers under the heading “Compensation Discussion & Analysis.”

Outstanding Equity Awards at Fiscal Year End

2009 Outstanding Equity Awards at December 31, 2009

	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options					Number of Shares of Stock That Have		Market Value of Shares of Stock That Have Not
Name	Exercisable (#)	Unexercisable (#)		Option Exercise Price	Option Expiration Date	Not Vested (#)		Yet Vested (17)
Michael M. Earley	116,666	-0-		$0.35	12/31/10
	400,000	-0-		$1.83	11/05/14
	75,000	75,000	(1)	$1.66	08/06/17
	48,200	144,600	(2)	$2.31	02/11/18
	-0-	302,400	(3)	$1.62	02/05/19
						174,025	(4)	$346,310
Jose A. Guethon	50,000	-0-		$2.05	12/09/15
	-0-	50,000	(5)	$1.66	08/06/17
	28,800	86,400	(6)	$2.31	02/11/18
	-0-	189,700	(7)	$1.62	02/05/19
						107,000	(8)	$212,930
Robert J. Sabo	150,000	50,000	(9)	$2.19	11/15/16
	24,300	72,900	(10)	$2.31	02/11/18
	-0-	152,400	(11)	$1.62	02/05/19
						100,100	(12)	$199,199
Roberto L. Palenzuela	-0-	17,500	(13)	$1.66	08/06/17
	11,575	34,725	(14)	$2.31	02/11/18
	-0-	72,600	(15)	$1.62	02/05/19
						41,750	(16)	$83,083
(1)           37,500 options scheduled to vest on each of August 6, 2010 and August 6, 2011.

(2)           48,200 options vested or are scheduled to vest on each of February 11, 2010, February 11, 2011 and February 11, 2012.

(3)           75,600 options vested or are scheduled to vest on each of February 5, 2010, February 5, 2011, February 5, 2012 and February 5, 2013.

(4)           (i) 12,500 restricted shares of Common Stock scheduled to vest on each of August 6, 2010 and August 6, 2011, (ii) 16,075 restricted shares of Common Stock vested or are scheduled to vest on each of February 11, 2010, February 11 2011 and February 11, 2012 and (iii) 25,200 restricted shares vested or are scheduled to vest on each of February 5, 2010, February 5, 2011, February 5, 2012 and February 5, 2013.

(5)           25,000 options scheduled to vest on each of August 6, 2010 and August 6, 2011.

(6)           28,800 options vested or are scheduled to vest on each of February 11, 2010, February 11, 2011 and February 11, 2012.

(7)           47,425 options vested or are scheduled to vest on each of February 5, 2010, February 5, 2011, February 5, 2012 and February 5, 2013.

(8)           (i) 7,500 restricted shares of Common Stock scheduled to vest on each of August 6, 2010 and August 6, 2011, (ii) 9,600 restricted shares of Common Stock vested or are scheduled to vest on each of February 11, 2010, February 11 2011 and February 11, 2012 and (iii) 15,800 restricted shares vested or are scheduled to vest on each of February 5, 2010, February 5, 2011, February 5, 2012 and February 5, 2013.

(9)           50,000 options scheduled to vest on November 15, 2010.

(10)         24,300 options vested or are scheduled to vest on each of February 11, 2010, February 11, 2011 and February 11, 2012.

(11)         38,100 options vested or are scheduled to vest one each of February 5, 2010, February 5, 2011, February 5, 2012 and February 5, 2013.

(12)         (i) 5,000 restricted shares of Common Stock scheduled to vest on each of August 6, 2010 and August 6, 2011, (ii) 13,100 restricted shares of Common Stock vested or are scheduled to vest on each of February 11, 2010, February 11 2011 and February 11, 2012 and (iii) 12,700 restricted shares vested or are scheduled to vest on each of February 5, 2010, February 5, 2011, February 5, 2012 and February 5, 2013.

(13)         8,750 options scheduled to vest on each of August 6, 2010 and August 6, 2011.

(14)         11,575 options vested or are scheduled to vest on each of February 11, 2010, February 11, 2011 and February 11, 2012.

(15)         18,150 options vested or are scheduled to vest one each of February 5, 2010, February 5, 2011, February 5, 2012 and February 5, 2013.

(16)         (i) 3,000 restricted shares of Common Stock scheduled to vest on each of August 6, 2010 and August 6, 2011, (ii) 3,850 restricted shares of Common Stock vested or are scheduled to vest on each of February 11, 2010, February 11, 2011 and February 11, 2012 and (iii) 6, 050 restricted shares vested or are scheduled to vest on each of February 5, 2010, February 5, 2011, February 5, 2012 and February 5, 2013.

(17)           Market value was determined by multiplying the number of shares of stock by $1.99, the closing price of our Common Stock on December 31, 2009.

2009 Option Exercises and Restricted Stock Vested

The following table sets forth information regarding the number and value of stock options exercised or transferred for value and the number and value of restricted shares of our Common Stock vested during 2009 for each of our named executive officers.

	OPTION AWARDS			STOCK AWARDS
Name	Number of Securities for which the Options were Exercised or Transferred for Value (#)		Value Realized on Exercise or Transfer ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting
Michael M. Earley	116,667	(1)	$180,974	28,575	$52,899
Jose A. Guethon	300,000	(2)	$70,360	17,100	$31,665
Robert J. Sabo	——		——	18,100	$32,165
Roberto L. Palenzuela	267,500	(2)	$261,558	6,850	$12,683

(1)           Options were repurchased by the Company on December 9, 2009 at a price per option equal to the difference between the option exercise price and a two percent discount to the closing price of our Common Stock on December 8, 2009, the date of the repurchase agreement.  See “Item 13.  Certain Relationships and Related Transactions, and Director Independence” for additional information regarding the repurchase.

(2)           Options were repurchased by the Company on September 10, 2009 at a price per option equal to the difference between the option exercise price and a two percent discount to the closing price of our Common Stock on September 8, 2009, the date of the repurchase agreement.  See “Item 13.  Certain Relationships and Related Transactions, and Director Independence” for additional information regarding the repurchase.

Pension Benefits

We do not have any plans that provide for payments or other benefits at, following or in connection with the retirement of our employees, including our named executive officers.

Nonqualified Defined Contribution an Other Nonqualified Deferred Compensation Plans

We do not have any defined contribution or plans that provide for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change-In-Control.

The tables below reflect the amount of compensation payable to each of the named executive officers in the event of termination of such officer’s employment. The amount of compensation payable to each officer pursuant to his employment agreement (i) upon termination for cause or resignation without good reason, (ii) upon termination without cause or resignation for good reason, (iii) in the event of disability or death of the executive and (iv) upon termination following a change of control is shown below. The amounts shown assume that such termination was effective as of December 31, 2009, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Payments Made Upon Termination For Cause or Resignation Without Good Reason

In the event an executive officer is terminated for cause or resigns his or her employment without good reason, we are required pursuant to our employment agreements to:

•	pay the executive any unpaid base salary earned through the date of termination or resignation; and

•	reimburse the executive for reasonable business expenses incurred prior to the date of termination or resignation.

Under our employment agreements with the named executive officers, “cause” is defined to include (i) an action or omission of the executive which  constitutes a willful and material breach of, or failure or refusal (other than by reason of disability) to perform his or her duties under the employment agreement, which is not cured within 15 days after notice thereof, (ii) fraud, embezzlement, misappropriation of funds or breach of trust in connection with his or her services under the employment agreement, (iii) conviction of a felony or any other crime which involves dishonesty or a breach of trust or (iv) gross negligence in connection with the performance of the executive’s duties under the employment agreement, which is not cured within 15 days after notice thereof.

Under our employment agreements with the named executive officers, “good reason” is defined to include (i) the assignment to the executive of any duties or responsibilities inconsistent in any respect with the executive’s position or a similar position in the Company or one of our subsidiaries, (ii) any other action by us which results in a substantial and compelling diminution of the executive’s position, authority, duties or responsibilities, excluding an isolated, insubstantial and inadvertent action not taken in bad faith which we remedy within 15 days of notice by the executive or (iii) our breach of certain provisions of the employment agreement, other than an isolated, insubstantial and inadvertent failure not taken in bad faith which we remedy promptly after receipt of notice by the executive, (iii) our requiring the executive to be based at any office or location outside the area for which he or she was originally hired to work, except for travel reasonably required in the performance of his or her responsibilities.  Any good faith determination of “good reason” made by our Board of Directors is conclusive pursuant to our employment agreements.

Upon an executive officer’s termination for cause or resignation without good reason, any options granted to such executive pursuant to our Omnibus Equity Compensation Plan (the “Omnibus Plan”) and vested as of the date of termination or resignation will generally remain exercisable for a period of up to three months, although our Compensation Committee has the right to cancel or suspend the option if the executive is terminated for cause or the Compensation Committee determines that the executive is competing or has competed with us.  Any unvested options granted pursuant to the Omnibus Plan will immediately terminate.

Payments Made Upon Termination Without Cause, Resignation For Good Reason, Death or Disability

In the event an executive officer is terminated without cause, resigns his or her employment for good reason, dies or becomes disabled, we are required pursuant to our employment agreements to:

•	pay the executive (or his estate, as applicable) any unpaid base salary earned through the date of termination or resignation;

•	continue to pay the executive’s base salary for a period of twelve months from the date of termination or resignation;

•
continue to allow the executive to participate in all benefit plans offered by us to our executives for a period of twelve months from the date of termination or resignation or, if participation in any such plan is not possible, pay the executive (or his estate, as applicable) cash equal to the value of the benefit that otherwise would have accrued for the executive’s benefit under such plan for the period during which such benefits could not be provided under the plan;

•	reimburse the executive for reasonable business expenses incurred prior to the date of termination or resignation; and

•	pay the executive (or his estate, as applicable) for any unused vacation days.

Pursuant to our Compensation Policy, unless otherwise decided by the Board, in order to be eligible for a bonus in respect of any fiscal year, it is anticipated that an executive must be employed by us as of the end of such year.  For our executives with employment agreements, which includes all of our named executive officers, unless otherwise decided by the Board, if such executive’s employment is terminated following the end of the calendar year to which a bonus relates but prior to the date bonuses are paid, the determination of whether such executive is entitled to receive his or her bonus for the prior calendar year will depend on whether, pursuant to the applicable employment agreement, we are required to pay the executive his or her base salary for any period following the termination of employment.  If we are required to continue to pay an executive’s base salary for any post-employment period, such executive will receive any bonus payable pursuant to our executive bonus plan contemporaneously with other members of our management team as if he continued to be employed by us. If we are not required to continue to pay an executive’s base salary for any post-employment period, such executive will not receive any bonus with respect to the prior year.

Upon an executive officer’s resignation with good reason, any options granted to such executive pursuant to our Omnibus Plan and vested as of the date of resignation will generally remain exercisable for a period of up to three months and any unvested options granted pursuant to the Omnibus Plan will immediately terminate.

Upon an executive officer’s termination without cause, any options granted to such executive pursuant to our Omnibus Plan and vested as of the date of termination will generally remain exercisable for a period of up to three months.  Any unvested options granted under the Omnibus Plan generally will become immediately exercisable and fully vested in accordance with their terms and exercisable for three months following the date of termination.

Upon an executive officer’s death or disability, any options granted to such executive pursuant to our Omnibus Plan and vested as of the date of termination will generally remain exercisable for a period of one year.  Any unvested options granted under the Omnibus Plan generally will become immediately exercisable and fully vested in accordance with their terms and exercisable for one year following the date of termination.

The following table shows amounts that would be payable to each named executive officer upon his termination without cause, death or disability.  The amounts in the table assume that the listed officer left Metropolitan effective December 31, 2009 and are based on the price per share of our Common Stock on that date of $1.99.  Amounts actually received should any of the listed officers cease to be employed will vary based on factors such as the timing during the year of any such event, our stock price and any changes to our benefit arrangements and policies.

Name	Severance Amount ($)	Early Vesting of Stock Options ($)	Early Vesting of Restricted Stock ($)	Continuation of Benefits ($)	Unused Vacation Days ($)	Total ($)
Michael M. Earley	556,725	136,638	346,310	7,146	17,870	1,064,689
Jose A. Guethon	452,304	86,689	212,930	7,194	4,904	764,201
Robert J. Sabo	363,459	56,388	199,199	11,204	35,453	665,703
Roberto L. Palenzuela	287,306	32,637	83,083	18,841	3,912	425,779

Payments Made Upon Termination Following a Change in Control

In the event that following a “change in control” of the Company (as defined below), an executive officer is terminated without cause or resigns for good reason within one year of the event causing the “change in control”, we are required pursuant to our employment agreements to:

•	pay the executive any unpaid base salary earned through the date of termination or resignation;

•
pay the executive a single lump sum payment of an amount equal to his or her then annual base salary plus bonuses payable, the value of annual fringe benefits paid to him or her in the year preceding the year of termination, and the value of the portion of his or her benefits under any deferred compensation plan which are forfeited for reason of the termination.

•	reimburse the executive for reasonable business expenses incurred prior to the date of termination or resignation; and

•	pay the executive (or his estate, as applicable) for any unused vacation days.

A “change in control” will be deemed to occur pursuant to our employment agreements in the event the shareholders of the Company approve (x) the sale of substantially all of our assets, (y) our liquidation or dissolution or (z) a merger or other similar transaction which would result in our shareholders prior to the transaction owning 50% or less of the combined voting power of the merged entity immediately following the transaction.  In addition, with certain exceptions, a “change of control” will be deemed to occur upon any person or group’s acquisition of more than 50% of our outstanding shares or voting power.

Under the provisions of the Omnibus Plan and our award agreements with our executives, upon a change in control of the Company, any outstanding unvested stock options and restricted shares will become immediately and automatically vested.

The following table shows amounts that would be payable upon each named executive officer’s termination following a change in control.  The amounts in the table assume that the listed officer left Metropolitan effective December 31, 2009 and are based on the price per share of our Common Stock on that date of $1.99.  Amounts actually received should any of the listed officers cease to be employed will vary based on factors such as the timing during the year of any such event, our stock price and any changes to our benefit arrangements and policies.

Name	Severance Amount ($)	Early Vesting of Stock Options ($)	Early Vesting of Restricted Stock ($)	Continuation of Benefits ($)	Unused Vacation Days ($)	Total ($)
Michael M. Earley	556,725	136,638	346,310	7,146	17,870	1,064,689
Jose A. Guethon	452,304	86,689	212,930	7,194	4,904	764,201
Robert J. Sabo	363,459	56,388	199,199	11,204	35,453	665,703
Roberto L. Palenzuela	287,306	32,637	83,083	18,841	3,912	425,779

Director Compensation

Board Retainer Fees

For the year ended December 31, 2009, each of our non-employee directors received a $20,000 fee for his service on the Board of Directors. During 2009, Mr. Haskell served as Lead Independent Director and received an additional annual fee of $15,000. For service in 2009, the Chairman of our Audit Committee received an additional annual fee of $10,000 and the Chairpersons of our Governance & Nominating Committee and Compensation Committee each received an additional annual fee of $7,500.

Meeting Fees

Each of our non-employee directors receives $1,500 per meeting of the Board of Directors attended in person, together with reimbursement of travel expenses.  Non-employee directors receive $750 for each Board meeting attended telephonically.  Members of the Board committees received $1,000 for each meeting of a Board committee attended in person and $500 for each meeting of a Board Committee attended telephonically.

Stock and Option Awards

On June 18, 2009, we issued to each non-employee director 16,829 restricted shares of our Common Stock and options to purchase 8,414 shares of our Common Stock at an exercise price equal to the closing price of our Common Stock on the NYSE Amex on the grant date ($1.92) in consideration for his services as a director in 2009.  The restricted shares and options were issued pursuant to our Omnibus Plan and are scheduled to vest in full one year from the date of issuance.

Expense Reimbursement

We reimburse all directors for their expenses in connection with their activities as members of our Board of Directors.

Employee Directors

Currently, one of our directors is also an employee of the Company and does not receive additional compensation for his services as a director.  We are a party to an employment agreement with Michael M. Earley as further described in the section above entitled “Employment Agreements.”

Director Summary Compensation Table

The table below summarizes the compensation we paid to non-employee directors for the fiscal year ended December 31, 2009.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)
David A. Florman (4)	45,000	32,312	4,623	81,935
Martin W. Harrison, M.D. (5)	45,500	32,312	4,623	82,435
Eric Haskell, CPA (4)	61,000	32,312	4,623	97,935
Karl M. Sachs, CPA (4)	54,500	32,312	4,623	91,435
Robert E. Shields (4)	51,750	32,312	4,623	88,685
Barry T. Zeman (4)	52,000	32,312	4,623	88,935

(1)           Michael M. Earley, our Chief Executive Officer, is not included in this table since he is an employee and receives no additional compensation for his services as a director. The compensation received by Mr. Earley as an employee is described in the Summary Compensation Table above.

(2)           Reflects the aggregate grant date fair values for the restricted shares issued during the applicable year computed in accordance with FASB ASC Topic 718.  The grant date fair values have been determined based on the quoted market price of our common stock on the grant date, as set forth in Note 15 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2009.

(3)           Reflects the grant date fair values for the stock options issued during the applicable year computed in accordance with FASB ASC Topic 718.  The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 15 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2009.

(4)           Resigned as a member of the Board of Directors effective April 23, 2010.

(5)           Resigned as a member of the Board of Directors effective March 8, 2010.

Risk Assessment of Compensation Policies and Practices.

We have assessed the compensation policies and practices for our employees and concluded that they do not create risks that are reasonably likely to have a material adverse effect on the company.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised entirely of independent directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership(1) of our Common Stock as of April 28, 2010 for each of our directors, named executive officers and all of our directors and executive officers as a group.

Name	Common Stock (#)		Options Currently Exercisable or Exercisable within 60 days for Shares of Common Stock		Total Common Stock and Common Stock Based Holdings	Percentage of Class (2)
Michael M. Earley	491,466	(3)	763,666	(4)	1,255,132	3.1%
Jose A. Guethon, M.D.	382,093	(5)	155,025	(6)	537,118	1.3%
Robert J. Sabo	264,309	(7)	236,700	(8)	501,009	1.3%
Roberto L. Palenzuela	180,244	(9)	41,300	(10)	221,544	*
Michael Cahr	854,711	(11)	—	(12)	854,711	2.1%
Richard Franco	12,978	(13)	—	(12)	12,978	*
Casey Gunnell	11,978	(14)	—	(12)	11,978	*
Arthur Kowaloff	32,978	(15)	—	(12)	32,978	*
Mark Stolper	36,998	(16)	—	(12)	36,998	*
John Watts, Jr.	11,978	(17)	—	(12)	11,978
Directors and Executive Officers as a group (10 persons)	2,279,733		1,196,691		3,476,424	8.7%

*             Represents less than 1% of the total number of shares of Common Stock outstanding.

(1)           A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 28, 2010 upon exercise of options, warrants and convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from April 28, 2010 have been exercised.

(2)           Applicable percentage ownership is based on 39,914,260 shares of Common Stock outstanding as of April 28, 2010.

(3)           Includes (i) 25,000 restricted shares of Common Stock issued to Mr. Earley that are scheduled to vest ratably over 2 years on each of August 6, 2010 and August 6, 2011, (ii) 32,150 restricted shares of Common Stock issued to Mr. Earley that are scheduled to vest ratably over 2 years on each of February 11, 2011 and February 11, 2012, (iii) 75,600 restricted shares of Common Stock issued to Mr. Earley that are scheduled to vest ratably over 3 years on each of February 5, 2011, February 5, 2012 and February 5, 2013 and (iv) 72,300 restricted shares of Common Stock issued to Mr. Earley that are scheduled to vest ratably over 4 years on each of February 24, 2011, February 24, 2012, February 24, 2013, and February 24, 2014.

(4)           Includes (i) 116,666 shares issuable upon the exercise of options at a price of $0.35 per share, (ii) 400,000 shares issuable upon the exercise of options at a price of $1.83 per share, (iii) 75,000 shares issuable upon the exercise of options at a price of $1.66 per share, (iv) 96,400 shares issuable upon the exercise of options at a price of $2.31 per share and (v) 75,600 shares issuable upon the exercise of options at a price of $1.62 per share.  Does not include (i) 75,000 shares issuable upon the exercise of options at a price of $1.66 per share, (ii) 96,400 shares issuable upon the exercise of options at a price of $2.31 per share, (iii) 226,800 shares issuable upon the exercise of options at a price of $1.62 per share and (iv) 216,800 shares issuable upon the exercise of options at a price of $3.04, that have not yet vested.

(5)           Includes (i) 15,000 restricted shares of Common Stock issued to Dr. Guethon that are scheduled to vest ratably over 2 years on each of August 6, 2010 and August 6, 2011, (ii) 19,200 restricted shares of Common Stock issued to Dr. Guethon that are scheduled to vest ratably over 2 years on each of February 11, 2011 and February 11, 2012, (iii) 47,400 restricted shares of Common Stock issued to Dr. Guethon that are scheduled to vest ratably over 3 years on each of February 5, 2011, February 5, 2012 and February 5, 2013, (iv) 155,193 restricted shares of Common Stock issued to Dr. Guethon that are scheduled to vest ratably over 4 years beginning on January 26, 2011 and (v) 45,300  restricted shares of Common Stock issued to Dr. Guethon that are scheduled to vest ratably over 4 years beginning on February 24, 2011.

(6)           Includes (i) 50,000 shares issuable upon the exercise of options at a price of $2.05, (ii) 57,600 shares issuable upon the exercise of options at a price of $2.31 per share and (iii) 47,425 shares issuable upon the exercise of options at a price of $1.62 per share.  Does not include (i) 50,000 shares issuable upon the exercise of options at a price of $1.66, (ii) 57,600 shares issuable upon the exercise of options at a price of $2.31 per share, (iii) 142,275 shares issuable upon the exercise of options at a price of $1.62 per share and (iv) 136,000 shares issuable upon the exercise of options at a price of $2.40 per share, that have not yet vested.

(7)           Includes (i) 10,000 restricted shares of Common Stock issued to Mr. Sabo that are scheduled to vest ratably over 2 years on each of August 6, 2010 and August 6, 2011, (ii) 26,200 restricted shares of Common Stock issued to Mr. Sabo that are scheduled to vest ratably over 2 years on each of February 11, 2011 and February 11, 2012, (iii) 38,100 restricted shares of Common Stock issued to Mr. Sabo that are scheduled to vest ratably over 3 years on each of February 5, 2011, February 5, 2012 and February 5, 2013, (iv) 124,709 restricted shares of Common Stock issued to Mr. Sabo that are scheduled to vest ratably over 4 years beginning on January 26, 2011 and (v) 36,400 restricted shares of Common Stock issued to Mr. Sabo that are scheduled to vest ratably over 4 years beginning on February 24, 2011.

(8)           Includes (i) 150,000 shares issuable upon the exercise of options at a price of $2.19 per share, (ii) 48,600 shares issuable upon the exercise of options at a price of $2.31 per share and (iii) 38,100 shares issuable upon the exercise of options at a price of $1.62 per share.  Does not include (i) 50,000 shares issuable upon the exercise of options at a price of $2.19 per share, and (ii) 48,600 shares issuable upon the exercise of options at a price of $2.31 per share, (iii) 114,300 shares issuable upon the exercise of options at a price of $1.62 per share and (iv) 109,300 shares issuable upon the exercise of options at a price of $2.40 per share, that have not yet vested.

(9)           Includes (i) 6,000 restricted shares of Common Stock issued to Mr. Palenzuela that are scheduled to vest ratably over 2 years on each of August 6, 2010 and August 6, 2011, and (ii) 7,700 restricted shares of Common Stock issued to Mr. Palenzuela that are scheduled to vest ratably over 2 years on each of February 11, 2011 and February 11, 2012, (iii) 18,150 restricted shares of Common Stock issued to Mr. Palenzuela that are scheduled to vest ratably over 3 years on each of February 5, 2011, February 5, 2012 and February 5, 2013, (iv) 103,924 restricted shares of Common Stock issued to Mr. Palenzuela that are scheduled to vest ratably over 4 years beginning on January 26, 2011 and (v) 17,300 restricted shares of Common Stock issued to Mr. Palenzuela that are scheduled to vest ratably over 4 years beginning on February 24, 2011.

(10)         Includes (i) 23,150 shares issuable upon the exercise of options at a price of $2.31 per share and (ii) 18,150 shares issuable upon the exercise of options at a price of $1.62 per share.  Does not include (i) 17,500 shares issuable upon the exercise of options at a price of $1.66 per share, (ii) 23,150 shares issuable upon the exercise of options at a price of $2.31 per share, (iii) 54,450 shares issuable upon the exercise of options at a price of $1.62 per share and (iv) 52,000 shares issuable upon the exercise of options at a price of $2.40 per share, that have not yet vested.

(11)         Includes (i) 14,900 shares owned directly by Mr. Cahr or in individual accounts he controls, (ii) 706,833 shares held in the Cahr Dynastic Trust, over which Mr. Cahr has voting and investment power, (iii) 40,400 shares held by Mr. Cahr jointly with Mr. Cahr’s spouse, (iv) 39,900 shares held in Mr. Cahr’s individual retirement account, (v) 26,200 shares held by Mr. Cahr in a money purchase plan, (vi) 10,000 shares held in Mr. Cahr’s spouse’s individual retirement account, (vii) 4,500 shares held by Mr. Cahr in a 401(k) retirement plan and (viii) 11,978 restricted shares of Common Stock issued to Mr. Cahr that are scheduled to vest in full on June 30, 2011.  Does not include 89,000 shares held by Mr. Cahr’s daughter, 10,000 shares held by Mr. Cahr’s son and 5,000 shares held by Mr. Cahr’s grandson, with respect to which Mr. Cahr disclaims beneficial ownership.

(12)         Does not include 5,989 shares issuable upon the exercise of options at a price of $3.04 per share that have not yet vested.

(13)         Includes (i) 1,000 shares held jointly with Mr. Franco’s spouse, and (ii) 11,978 restricted shares of Common Stock issued to Mr. Franco that are scheduled to vest in full on June 30, 2011.

(14)         Includes 11,978 restricted shares of Common Stock issued to Mr. Gunnell that are scheduled to vest in full on June 30, 2011.

(15)         Includes (i) 20,000 shares owned directly by Mr. Kowaloff, (ii) 1,000 shares held in Mr. Kowaloff’s individual retirement account, and (iii) 11,978 restricted shares of Common Stock issued to Mr. Kowaloff that are scheduled to vest in full on June 30, 2011 .

(16)         Includes (i) 25,020 shares owned by a private investment fund over which Mr. Stolper, through Helios Capital, LLC, has voting and investment power; and (ii) 11,978 restricted shares of Common Stock issued to Mr. Stolper that are scheduled to vest in full on June 30, 2011.

(17)         Includes 11,978 restricted shares of Common Stock issued to Mr. Watts that are scheduled to vest in full on June 30, 2011.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as to each beneficial owner(1) of more than five percent of our Common Stock, information regarding shares owned by each at April 28, 2010.

Name and Address of Beneficial Owner	Common Stock (#)	Percentage of Class (%) (2)
Martin W. Harrison, M.D. (3)	3,811,175	9.5%
Norman Pessin (4) 366 Madison Avenue, 14th Floor New York, NY 10017	3,227,644	8.1%
Nicusa Capital Partners, L.P. (5) 17 State Street, Suite 1650 New York, NY 10004	2,236,142	5.6%

(1)           A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 28, 2010 upon exercise of options, warrants and convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from April 28, 2010 have been exercised.

(2)           Applicable percentage ownership is based on 39,914,260 shares of Common Stock outstanding as of April 28, 2010.

(3)           Includes 900,000 shares held indirectly through H30, Inc., a corporation in which Dr. Harrison is an officer.

(4)           Reported share ownership is based upon information contained in Amendment No. 2 to Schedule 13d filed by Mr. and Mrs. Pessin on February 16, 2010.  Includes (i) 2,277,344 shares owned directly by Mr. Pessin, and (ii) 950,310 shares owned directly by Mrs. Pessin.

(5)           Reported share ownership is based upon information contained in Amendment No. 1 to Schedule 13D filed by Nicusa Capital Partners, L.P. on March 3, 2010.

Information regarding our equity compensation plans was included in Part II, Item 5 of the Original 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Stock and Stock Option Repurchases

In connection with our stock repurchase program, after the close of trading on September 8, 2009, we entered into stock and stock option repurchase agreements with certain of our directors and executive officers (collectively, the “Stock and Option Repurchase”).

More specifically, as detailed in the following table, we agreed to repurchase an aggregate of 500,000 shares of the Common Stock at a per share price of $2.1462 (the “Per Share Price”), which is equal to a two percent discount to the closing price of the Common Stock on the NYSE AMEX on September 8, 2009.

Name	Title	Number of Shares to be Repurchased	Total Repurchase Price
Dr. Martin W. Harrison	Former Director (1)	250,000	$536,550
Karl M. Sachs	Former Director (2)	230,000	$493,626
Robert J. Sabo	Chief Financial Officer	20,000	$42,924

(1)              Dr. Harrison resigned as a member of the Board effective March 8, 2010.
(2)              Mr. Sachs resigned as a member of the Board effective April 23, 2010.

In addition, as detailed in the following table, we agreed to repurchase options exercisable for an aggregate of 567,500 shares of the Common Stock at a price per option equal to the difference between the exercise price of the subject option and the Per Share Price:

Name	Title	Number of Options to be Repurchased	Total Repurchase Price
Dr. Jose A. Guethon	President and Chief Operating Officer	300,000	$70,360
Roberto L. Palenzuela	General Counsel	267,500	$261,558

The Stock and Option Repurchase, which was approved by a special subcommittee of the Audit Committee formed for the purpose of negotiating and reviewing the Stock and Option Repurchase and comprised of those members of the Board of Directors who did not participate as sellers in the Stock and Option Repurchase, closed on September 10, 2009.  The Stock and Option Repurchase was also approved by those members of the Board who did not participate as sellers in the Stock and Option Repurchase.

The directors and officers who participated as sellers in the Stock and Option Repurchase identified investment diversification, estate planning, desired liquidity and satisfaction of tax liabilities as reasons for entering into the Stock and Option Repurchase.

In connection with our stock repurchase program, on December 9, 2009, we repurchased options to purchase 116,667 shares of the Common Stock from Mr. Earley for aggregate consideration of $180,974.  The options, which were scheduled to expire on December 31, 2009, were repurchased at a price per option equal to the difference between (i) the exercise price of the subject option and (ii) $1.9012, which is equal to a two percent discount to the closing price of the Common Stock on the NYSE AMEX on December 8, 2009.

Review of Related Party Transactions

The Board of Directors has delegated to the Audit Committee the responsibility to review and approve all transactions or series of transactions in which we or a subsidiary is a participant, the amount involved exceeds $120,000 and a “Related Person” (as defined in Item 404 of Regulation S-K”) has a direct or indirect material interest.  Transactions that fall within this definition will be referred to the Audit Committee for approval, ratification or other action. Based on its consideration of all of the relevant facts and circumstances, the Audit Committee will decide whether or not to approve such transaction and will approve only those transactions that are in the best interests of the Company.

Director Independence

We define an “independent” director in accordance with the NYSE Amex Rules.  Because it is not possible to anticipate or explicitly provide for all potential conflicts of interest that may affect independence, the Board, with the recommendation of the Governance & Nominating Committee, is responsible for affirmatively determining as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board and the Governance & Nominating Committee each review information provided by the directors with regard to each director’s business and personal activities as they may relate to the us and our management.

Our Board of Directors, upon the recommendation of the Governance & Nominating Committee, has affirmatively determined that each of the following persons, constituting a majority of our Board of Directors, are “independent” and has no relationship with us, except for serving as a member of our Board of Directors and holding our securities:  Michael Cahr, Richard Franco, Casey Gunnell, Arthur Kowaloff, Mark Stolper and John Watts, Jr.  The Board also had previously determined in March 2009 that each of David Florman, Dr. Martin Harrison, Eric Haskell, Karl Sachs, Robert Shields and Barry Zeman, each of whom served as a director during all of 2009, was “independent.”  The Board has further determined that each director serving on our Audit Committee, Compensation Committee and Governance & Nominating Committee is independent.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

Aggregate fees billed to us for the fiscal years ended December 31, 2009 and December 31, 2008 by our independent registered public accounting firm, Grant Thornton, are as follows:

Type of Fees	2009	2008
Audit Fees (1)	$524,333	$650,574
Audit Related Fees	—	—
Tax Fees (2)	—	—
All Other Fees	—	—

(1)           Represents the aggregate fees billed to us by Grant Thornton during the applicable fiscal year for professional services rendered for the audits of our annual consolidated financial statements, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and the audits of our internal controls over financial reporting, and/or services normally provided by Grant Thornton in connection with statutory or regulatory filings or engagements by us during such fiscal year.

Audit Committee Pre-Approval Policy

Consistent with policies of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has responsibility for the appointment, compensation and oversight of the work of the independent auditor.  As part of this responsibility, the Audit Committee has adopted, and our Board has ratified, an Audit and Non-Audit Services Pre-Approval Policy pursuant to which the Audit Committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence from us.

Prior to engagement of the independent auditor for the next year’s audit, the independent auditor and the Chief Financial Officer submit a list of services and related fees expected to be rendered during that year within each of four categories of services to the Audit Committee for approval:

(i)           Audit Services:  Audit services include the annual financial statement audit (including required quarterly reviews), subsidiary audits, equity investment audits and other procedures required to be performed by the independent auditor to be able to form an opinion on our consolidated financial statements.  Audit Services also include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating to the audit or quarterly review as well as the attestation engagement for the independent auditor’s report on management’s report on internal controls for financial reporting.

(ii)           Audit-Related Services:  Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including due diligence related to potential business acquisitions/dispositions, accounting consultations related to accounting, financial reporting or disclosure matters not classified as “Audit Services,” assistance with understanding and implementing new accounting and financial reporting guidance from rulemaking authorities, financial audits of employee benefit plans, agreed-upon or expanded audit procedures related to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters and assistance with internal control reporting requirements.

(iii)           Tax Services:  Tax services include services such as tax compliance, tax planning and tax advice; however, the Audit Committee will not permit the retention of the independent registered public accounting firm in connection with a transaction initially recommended by the independent registered public accounting firm, the sole business purpose of which may be tax avoidance and treatment which may not be supported in the Internal Revenue Code and related regulations.

(iv)           All Other Services:  All other services are those permissible non-audit services that the Audit Committee believes are routine and recurring and would not impair the independence of the auditor and are consistent with the Securities and Exchange Commission’s rules on auditor independence.

Prior to engagement, the Audit Committee pre-approves the services and fees of the independent auditor within each of the above categories.  During the year, it may become necessary to engage the independent auditor for additional services not previously contemplated as part of the engagement.  In those instances, the Audit and Non-Audit Services Pre-Approval Policy requires that the Audit Committee specifically approve the services prior to the independent auditor’s commencement of those additional services.  Under the Audit and Non-Audit Services Pre-Approval Policy, the Audit Committee may delegate the ability to pre-approve audit and non-audit services to one or more of its members provided the delegate reports any pre-approval decision to the Audit Committee at its next scheduled meeting.  As of the date hereof, the Audit Committee has not delegated its ability to pre-approve audit services.

All of the 2008 and 2009 fees paid to Grant Thornton described above were pre-approved by the full Audit Committee in accordance with the Audit and Non-Audit Services Pre-Approval Policy.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this Report on Form 10-K/A

(3)           Exhibits

The following exhibits are referenced or included in this report:

Exhibit      Description

31.1.           Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2.           Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

*      Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April 2010.

METROPOLITAN HEALTH NETWORKS, INC.

By:	/s/ MICHAEL M. EARLEY
Michael M. Earley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

April 30, 2010	/s/ MICHAEL M. EARLEY
Michael M. Earley
Chief Executive Officer

April 30, 2010	/s/ ROBERT J. SABO
Robert J. Sabo
Chief Financial Officer

April 30, 2010	/s/ MICHAEL CAHR
Michael Cahr
Director

April 30, 2010	/s/ RICHARD FRANCO
Richard A. Franco Sr.
Director

April 30, 2010	/s/ CASEY GUNNELL
Casey Gunnell
Director

April 30, 2010	/s/ ARTHUR KOWALOFF
Arthur D. Kowaloff
Director

April 30, 2010	/s/ MARK STOLPER
Mark Stolper
Director

April 30, 2010	/s/ JOHN WATTS JR.
John S. Watts, Jr.
Director