Form 10-Q
period 2010-03-31
METROPOLITAN HEALTH NETWORKS INC
filed 2010-05-04
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                      No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2010
Common Stock, $.001 par value per share	39,914,260 shares

Metropolitan Health Networks, Inc.

Index

		Page

Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets
	as of March 31, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of
	Income for the Three Months Ended
	March 31, 2010 and 2009	4

	Condensed Consolidated Statements of
	Cash Flows for the Three Months Ended
	March 31, 2010 and 2009	5

	Notes to Condensed Consolidated
	Financial Statements	6

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of
	Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item 1A	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	24

SIGNATURES		25

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31,
	(unaudited)	2009
ASSETS
CURRENT ASSETS
Cash and equivalents	$5,476,042	$6,794,809
Investments, at fair value	24,822,082	27,036,310
Due from Humana, net	7,417,844	-
Accounts receivable from patients, net	761,354	517,314
Inventory	243,175	216,170
Prepaid expenses	740,270	427,985
Deferred income taxes	679,333	510,816
Other current assets	52,000	211,649
TOTAL CURRENT ASSETS	40,192,100	35,715,053

PROPERTY AND EQUIPMENT, net	1,903,254	1,909,635
RESTRICTED CASH AND INVESTMENTS	4,663,528	6,444,678
DEFERRED INCOME TAXES, net of current portion	1,110,209	1,167,475
OTHER INTANGIBLE ASSETS, net	833,915	930,569
GOODWILL	4,362,332	4,362,332
OTHER ASSETS	814,868	802,500
TOTAL ASSETS	$53,880,206	$51,332,242

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$181,328	$455,306
Accrued payroll and payroll taxes	2,372,545	2,959,708
Income taxes payable	3,133,090	2,271,638
Due to Humana, net	-	1,385,200
Accrued expenses	820,486	618,575
Current portion of long-term debt	318,182	318,182
TOTAL CURRENT LIABILITIES	6,825,631	8,008,609

LONG-TERM DEBT, net of current portion	397,727	397,727
TOTAL LIABILITIES	7,223,358	8,406,336

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; stated value $100 per share;
10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
39,748,704 and 40,902,391 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	39,749	40,902
Additional paid-in capital	19,932,150	23,329,290
Retained earnings	26,184,949	19,055,714
TOTAL STOCKHOLDERS' EQUITY	46,656,848	42,925,906
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,880,206	$51,332,242

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
REVENUE	$93,042,035	$90,440,732

MEDICAL EXPENSE
Medical claims expense	72,047,709	75,921,028
Medical center costs	3,983,746	3,584,522
Total Medical Expense	76,031,455	79,505,550
GROSS PROFIT	17,010,580	10,935,182

OPERATING EXPENSES
Payroll, payroll taxes and benefits	3,778,803	2,709,095
General and administrative	1,958,600	1,826,258
Marketing and advertising	137,026	39,047
Total Operating Expenses	5,874,429	4,574,400

OPERATING INCOME BEFORE GAIN ON SALE OF HMO SUBSIDIARY	11,136,151	6,360,782

Gain on sale of HMO subsidiary	62,440	-
OPERATING INCOME	11,198,591	6,360,782

OTHER INCOME:
Investment income	193,283	231,968
Other (expense) income	(436)	2,985
Total Other Income	192,847	234,953
INCOME BEFORE INCOME TAXES	11,391,438	6,595,735
INCOME TAX EXPENSE	4,262,200	2,561,264
NET INCOME	$7,129,238	$4,034,471

EARNINGS PER SHARE:
Basic	$0.18	$0.09
Diluted	$0.17	$0.08

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,129,238	$4,034,471
Adjustments to reconcile net income to net cash
(used in)/provided by operating activities:
Gain on Sale of HMO	(62,440)	-
Loss on disposal of property and equipment	-	572
Unrealized losses on short-term investments	41,130	29,384
Restricted cash from sale of HMO subsidiary	-	(3,965)
Depreciation and amortization	225,432	220,023
Share-based compensation expense	476,143	247,416
Shares issued for director fees	58,696	33,725
Deferred income taxes	(111,251)	(70,791)
Changes in operating assets and liabilities:
Accounts receivable	(244,040)	178,419
Due from/(to) Humana	(8,740,604)	(4,837,386)
Inventory	(27,005)	48,358
Prepaid expenses	(312,285)	(148,797)
Other current assets	159,649	212,469
Other assets	(18,875)	3,138
Accounts payable	(273,977)	162,858
Accrued payroll and payroll taxes	(587,162)	(600,575)
Income taxes payable	861,452	1,362,055
Accrued termination costs of HMO administrative services agreement	-	(180,000)
Accrued expenses	201,911	189,374
Net cash (used in)/provided by operating activities	(1,223,988)	880,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(115,890)	(57,137)
Sale of short-term investments	3,954,243	1,210,960
Net cash provided by investing activities	3,838,353	1,153,823

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock repurchases	(3,933,132)	(2,241,809)
Net cash used in financing activities	(3,933,132)	(2,241,809)
NET DECREASE IN CASH AND EQUIVALENTS	(1,318,767)	(207,238)
CASH AND EQUIVALENTS - beginning of period	6,794,809	2,701,243
CASH AND EQUIVALENTS - end of period	$5,476,042	$2,494,005

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1       UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Metropolitan Health Networks, Inc. and subsidiaries (referred to as “Metropolitan,” “the Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2010 or future periods.

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

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying December 31, 2009 condensed consolidated balance sheet has been derived from these audited financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in that report.

NOTE 2       ORGANIZATION AND BUSINESS ACTIVITY

Our business is focused on the operation of a provider services network (“PSN”) in the State of Florida through our wholly-owned subsidiary, Metcare of Florida, Inc.

The PSN currently operates under three network agreements with Humana (collectively, the “Humana Agreements”) pursuant to which the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in certain Florida counties who have elected to receive benefits under a Humana Medicare Advantage HMO Plan (a “Humana Plan Customer”).  Humana directly contracts with the Centers for Medicare & Medicaid Services (“CMS”), an agency of the United States Department of Health and Human Services, which administers the Medicare program.  Humana is paid a monthly premium payment for each Humana Plan Customer who selects one of the PSN physicians as his or her primary care physician (a “Humana Participating Customer”).

To deliver care, we utilize our wholly-owned medical practices and have also contracted directly or indirectly through Humana with medical practices, service providers and hospitals (collectively the “Affiliated Providers”).  For the approximately 5,900 Humana Participating Customers covered under our network agreement covering Miami-Dade, Broward and Palm Beach counties, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. For the remaining 29,100 Humana Participating Customers covered under our other two network agreements, our PSN is responsible for the cost of all medical care provided.

In return for managing these healthcare services, the PSN receives a capitation fee from Humana which represents a substantial portion of the monthly premium Humana receives from CMS.

At March 31, 2010, the PSN has agreements that enable it to provide services to Humana customers in 29 Florida counties.  We currently have operations in 16 of these counties.

Our PSN also has a network agreement with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage health plan in Florida wholly-owned by Humana, which covered approximately 400 customers at March 31, 2010.  Pursuant to the CarePlus Agreement the PSN has the right to manage, on a non-exclusive basis, healthcare services to Medicare beneficiaries in 18 Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans (each, a “CarePlus Plan Customer”).  Like Humana, CarePlus directly contracts with CMS and is paid a monthly premium payment for each CarePlus Plan Customer.  In return for managing these healthcare services, the PSN had traditionally received a monthly network administration fee for each CarePlus Participating Customer.  Commencing on February 1, 2010, the PSN began to receive a capitation fee from CarePlus and assumed full responsibility for the cost of all medical services provided to each CarePlus Participating Customer.  The capitation fee represents a substantial portion of the monthly premium CarePlus receives from CMS.

At March 31, 2010, we operated in 11 of the 18 Florida counties covered by the CarePlus Agreement.

NOTE 3       REVENUE

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

Periodically we receive retroactive adjustments to the premiums paid to us based on the updated health status of our customers (known as a Medicare risk adjustment or “MRA” score).  The factors considered in this update include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program.  In addition, the number of customers for whom we receive capitation fees may be retroactively adjusted due to enrollment changes not yet processed, or not yet reported. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded.  We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is available and the collectibility of the amount is probable.

Our PSN’s wholly owned medical practices also provide medical care to non-Humana customers on a fee-for-service basis.  These services are typically billed to customers, Medicare, Medicaid, health maintenance organizations and insurance companies. Fee-for-service revenue, which is less than 0.5% of total revenue, is recorded at the net amount expected to be collected from the customer or from the insurance company paying the bill.  Often this amount is less than the charge that is billed and such discounts reduce the revenue recorded.

Investment income includes realized and unrealized gains and losses on trading securities and is recorded in other income as earned.

NOTE 4       MEDICAL EXPENSE

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

Medical expenses also include, among other things, the expense of operating our wholly owned practices, capitated payments made to affiliated primary care physicians and specialists, hospital costs, outpatient costs, pharmaceutical expense and premiums we pay to reinsurers, net of the related reinsurance recoveries.  Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to customers. Pharmacy expense is recognized when incurred by the customer, net of rebates from drug manufacturers. Rebates are recognized when the rebates are earned according to the contractual arrangements with the respective vendors.

We assume responsibility for substantially all of the cost of all medical services provided to the customer.  To the extent that customers require more frequent or expensive care than was anticipated, the premium received may be insufficient to cover the costs of care provided. When it is probable that expected future healthcare costs and maintenance costs will exceed the anticipated revenue on the agreement, we would recognize a premium deficiency liability in current operations. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as future operating losses under these contracts are charged to the liability previously established. There are no premium deficiency liabilities recorded at March 31, 2010 or December 31, 2009, and we do not anticipate recording a premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

NOTE 5      PRESCRIPTION DRUG BENEFITS UNDER MEDICARE PART D

We provide prescription drug benefits to our Medicare Advantage customers in accordance with the requirements of Medicare Part D. The benefits covered under Medicare Part D are in addition to the benefits covered by the PSN under Medicare Parts A and B.   Premium revenue for the provision of Part D insurance coverage is included in our monthly premium payment from Humana.

The Part D payment we receive from Humana is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the estimated prescription drug benefit costs (“Estimated Costs”) to actual  prescription  drug benefit  incurred costs (the "Actual  Costs").  To the extent the Actual Costs exceed the Estimated Costs by more than the risk corridor, we may receive additional payments.  Conversely, to the extent the Estimated Costs exceed the Actual Costs by more than the risk corridor, we may be required to refund a portion of the Part D payment. We estimate and recognize an adjustment to premium revenue based upon pharmacy claims experience to date as if the contract to provide Part D coverage were to end at the end of each reporting period.  Accordingly, this estimate does not take into consideration projected future pharmacy claims experience.  It is reasonably possible that this estimate could change in the near term by an amount that could be material. Since these amounts represent additional premium or premium that is to be returned, any adjustment is recorded as an increase or decrease to revenue. The final settlement for the Part D program for any year occurs in the following year.

NOTE 6      MAJOR CUSTOMER

Our PSN receives a monthly fee from Humana for each Humana Participating Customer.  The monthly fee the PSN receives to cover the medical care required of that customer is based on a percentage of the premium received by Humana from CMS. Fees received by the PSN under these Humana Agreements are reported as revenue.

Revenue from Humana accounted for approximately 99.6% of our total revenue in the first quarter of both 2010 and 2009.

At March 31, 2010, we recorded a $4.1 million receivable representing our estimate of the retroactive MRA premium for the first quarter of 2010 that we expect to receive in the summer of 2010.  At December 31, 2009, we recorded a $1.4 million receivable representing our estimate of the retroactive MRA premium for 2009 that we expect to receive in the summer of 2010.  The total retroactive MRA premium receivable included in due to/from Humana in the accompanying condensed consolidated balance sheets is $5.5 million at March 31, 2010 and $1.4 million at December 31, 2009.

At March 31, 2009, we had recorded a receivable for the estimated retroactive premium earned during the first quarter of 2009 of approximately $6.8 million.  In July 2009, we were notified by Humana that the amount of the retroactive mid-year MRA premium increase from CMS for 2009 based on the increased risk scores of our customer base that related to premiums earned in the first quarter of 2009 was $5.5 million.  The $1.3 million difference reduced revenue in the second quarter of 2009.

Humana may  immediately  terminate any of the Humana  Agreements and/or any individual physician in the event that, among other things, the  PSN  and/or  any of  its  Affiliated  Provider's  continued participation may adversely affect the health, safety or welfare of any Humana customer or bring  Humana  into  disrepute; in the event of one of the PSN's physician's death or incompetence;  if the PSN engages in or acquiesces to any act of bankruptcy,  receivership or reorganization; or  if Humana loses its authority to do business in total or as to any limited  segment or business (but only to that  segment).  The PSN and Humana may also terminate two of the Humana Agreements covering a total of 26,000 customers upon 90 days' prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement.  These agreements may also be terminated upon 180 day notice of non-renewal by either party.  The third Humana Agreement covering 9,000 customers has a five year term expiring August 30, 2013 and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term.  After the initial five year term, either party may terminate the agreement without cause by providing to the other party 120 days prior notice.

Amounts due to/from Humana consisted of the following:

	March 31,	December 31,
	2010	2009
Due from Humana	$43,918,000	$39,278,000
Due to Humana	(36,500,000)	(40,663,000)
Total due from/(to) Humana	$7,418,000	$(1,385,000)

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

NOTE 7       INVESTMENTS

Investments consist solely of trading securities.  Trading securities are Level 1 because the fair value of our investments is based on the closing market price of the security in an active market for identical assets.  Unrealized gains and losses are included in earnings.  For trading securities held at March 31, 2010, the amount of unrealized loss was $96,000.   For trading securities held at December 31, 2009, the amount of unrealized gain was $52,000.  In the first quarter of 2010, investment income included $2,000 of net realized gains.  In the first quarter of 2009, $100,000 of losses on our investments was included in investment income.

NOTE 8       INCOME TAXES

We applied an estimated effective income tax rate of 37.4% and 38.8% for the three months ended March 31, 2010 and 2009, respectively.

We are subject to income taxes in the U.S. federal jurisdiction and the state of Florida.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.  We have utilized all of our available net operating loss carryforwards, including net operating loss carryforwards related to years prior to 2006.  These net operating losses are open for examination by the relevant taxing authorities.  The statute of limitations for the federal and Florida 2006 tax years will expire in the next twelve months.

NOTE 9       STOCKHOLDERS’ EQUITY

In October 2008, we announced that the Board of Directors authorized the repurchase of up to 10 million shares of our outstanding common stock.  On August 3, 2009, the Board of Directors approved a 5 million share increase to the share repurchase program bringing the total number of shares of common stock authorized for repurchase under the program to 15 million shares.  On February 24, 2010, the Board approved a 5 million share increase to the share repurchase program, bringing the total number of shares of common stock authorized for repurchase under the program to 20 million shares.  During the three months ended March 31, 2010, we repurchased 1.7 million shares for an aggregate of $3.9 million.  From October 6, 2008, our first repurchase date under the program, through March 31, 2010, we have repurchased 13.7 million shares and options exercisable to purchase 684,200 shares of our common stock, for $27.5 million.  We cancel the stock that has been repurchased and reduce common stock and paid-in capital for the acquisition price of the stock. The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.

During the first quarter, the Board of Directors approved the issuance to employees of 576,000 restricted shares of common stock and options to purchase 851,000 shares of common stock. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date.  Compensation expense related to the restricted stock and options will be recognized ratably over the vesting period.

NOTE 10     EARNINGS PER SHARE

Earnings per share, basic is computed using the weighted average number of common shares outstanding during the period.  Earnings per share, diluted is computed using the weighted average number of common shares outstanding during the period, adjusted for incremental shares attributed to outstanding options, convertible preferred stock and unvested shares of restricted stock.

Earnings per share, basic and diluted are calculated as follows:
	Three months ended March 31,
	2010	2009
Net income	$7,129,000	$4,034,000
Less: Preferred stock dividend	(13,000)	(13,000)
Income available to common stockholders	$7,116,000	$4,021,000
Denominator:
Weighted average common shares outstanding	39,039,000	47,116,000
Basic earnings per share	$0.18	$0.09

Income available to common stockholders, diluted	$7,116,000	$4,021,000
Add: Preferred stock dividend	13,000	13,000
	$7,129,000	$4,034,000

Denominator:
Weighted average common shares outstanding	39,039,000	47,116,000
Common share equivalents of outstanding stock:
Convertible preferred stock	659,000	881,000
Unvested restricted stock	365,000	143,000
Options	729,000	165,000
Weighted average common shares outstanding	40,792,000	48,305,000
Diluted earnings per share	$0.17	$0.08

The following securities were not included in the computation of diluted earnings per share at March 31, 2010 and 2009 as their effect would be anti-dilutive:

	Three Months Ended March 31,
Security Excluded From Computation	2010	2009
Stock Options	769,000	3,921,000
Unvested restricted stock	354,000	342,000

NOTE 11     PHYSICIAN PRACTICE ACQUISITION

Effective July 31, 2009, we acquired certain assets of one of our contracted independent primary care physician practices for approximately $1.9 million.  This transaction has been accounted for under the acquisition method.  Approximately $1.8 million of the purchase price has been allocated to goodwill, approximately $76,000 has been allocated to the non-compete agreement and approximately $24,000 has been allocated to patient records.  The amount allocated to the non-compete is being amortized over two years and the cost associated with the patient records is being amortized over one year.

NOTE 12     COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are a party to various legal proceedings which are either immaterial in amount to us or involve ordinary routine litigation incidental to our business and the business of our subsidiaries.  There are no material pending legal proceedings to which we are a party or of which any of our property is the subject, other than routine litigation incidental to our business.

Guarantees

In connection with the sale of the assets of our pharmacy division in 2003, the purchaser of the pharmacy assets agreed to assume our obligation under a lease which ran through 2012.  In the event of the purchaser’s default, we could be responsible for future lease payments totaling approximately $301,000 at March 31, 2010.  At May 4, 2010, we are not aware of any defaults.

NOTE 13     SUBSEQUENT EVENT

Effective April 23, 2010, the five independent members of the Board of Directors resigned and five new Board members were appointed. The new Board unanimously approved the reinstatement of Michael Earley as Chairman and CEO.  As of that date, we entered into an employment contract with Mr. Earley.  As a result of this action, in the second quarter of 2010, we will record, as a reduction of payroll, payroll taxes and benefits, approximately $415,000 that had been accrued in December 2009, when Mr. Earley announced his plans to step down.  In addition, Mr. Earley was awarded options to purchase 216,800 shares of common stock and 72,300 restricted shares of common stock. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date.  Compensation expense related to the restricted stock and options will be recognized ratably over the vesting period.

The new Board members were awarded options to purchase 5,989 shares of common stock and 11,978 restricted shares of common stock. The restricted shares and stock options vest upon the date of the 2011 shareholders’ meeting.  The stock options have an exercise price equal to the closing price of our common stock on the grant date.  Compensation expense related to the restricted stock and options will be recognized ratably over the vesting period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission (the “Commission”), including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

BACKGROUND

Through our PSN, we provide and arrange for medical care primarily to Medicare Advantage beneficiaries in various counties in the State of Florida who have enrolled in health plans primarily operated by Humana, Inc. (“Humana”), one of the largest participants in the Medicare Advantage program in the United States, or its subsidiaries.  We operate the PSN through our wholly owned subsidiary, Metcare of Florida, Inc.  As of March 31, 2010, the PSN provided healthcare benefits to approximately 35,400 Medicare Advantage beneficiaries and primary care physician services to several thousand non-Humana customers for which we are paid on a fee-for-service basis.

Our Agreements with Humana

The PSN currently operates under three network agreements with Humana (collectively, the “Humana Agreements”) pursuant to which the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in certain Florida counties who have elected to receive benefits under a Humana Medicare Advantage HMO Plan (“Humana Plan Customers”).

Humana directly contracts with the Centers for Medicare & Medicaid Services (“CMS”), an agency of the United States Department of Health and Human Services, which administers the Medicare program.  Humana is paid a monthly premium payment for each Humana Plan Customer who selects one of the PSN physicians as his or her primary care physician (a “Humana Participating Customer”).  Among other factors, the monthly premium varies by customer, county, age and severity of health status.  Pursuant to the Humana Agreements, the PSN provides or arranges for the provision of covered medical services to each Humana Participating Customer.  The PSN assumes full responsibility for the provision or management of all necessary medical care for each Humana Participating Customers covered by the Humana Agreements, even for services we do not provide directly.  In return for the provision of these medical services, the PSN receives from Humana a fee for each Humana Participating Customer established pursuant to the Humana Agreements.  The amount we receive from Humana represents a substantial percentage of the monthly premiums received by Humana from CMS with respect to Humana Participating Customers.

Two of the Humana Agreements, one covering approximately 20,100 customers and the other covering approximately 5,900 customers at March 31, 2010,  have one-year terms and renew automatically each December 31 for additional one-year terms unless terminated for cause or upon 180 days prior notice.  The third Humana Agreement, which covers approximately 9,000 customers at March 31, 2010, has a five-year term that expires on August 30, 2013.  This agreement will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term.  After the initial five year term, either party may terminate the agreement without cause by providing to the other party within 120 days prior notice.

The three Humana Agreements and/or any individual physician credentialed under the IPA Agreement may be immediately terminated by Humana, upon written notice, (i) if the PSN and/or any of the PSN physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) if the PSN or any of its physicians fail to meet Humana’s credentialing or re-credentialing criteria; (iii) if the PSN or any of its physicians is excluded from participation in any federal healthcare program; (iv) if the PSN or any of its physicians engages in or acquiesces to any act of bankruptcy, receivership or reorganization; or (v) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). The PSN and Humana may also each terminate the IPA Agreement upon 60 days prior written notice (with a 30 day opportunity to cure, if possible) in the event of the other’s material breach of the IPA Collectively, the Humana Agreements cover 29 counties within the State of Florida.

For the approximately 5,900 Humana Participating Customers covered by one of our network agreements, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. For the remaining 29,100 Humana Participating Customers covered under our other two network agreements, our PSN is responsible for the cost of all medical care provided. To the extent the costs of providing such medical care are less than the related fees received from Humana; our PSN generates a gross profit.  Conversely, if medical expenses exceed the fees received from Humana, our PSN experiences a deficit in gross profit.

In the first quarters of 2010 and 2009, substantially all of our revenue was earned through our contracts with Humana.

Our Agreement with CarePlus

Our PSN has a network agreement with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage HMO in Florida wholly owned by Humana, which agreement permits us to provide services to CarePlus customers in 18 Florida counties.  At March 31, 2010, we provided services to 400 CarePlus customers in eleven of these counties. Since the establishment of our network agreement with CarePlus, the PSN had received a monthly network administration fee for each CarePlus customer who selected one of the PSN physicians as his or her primary care physician (a “CarePlus Participating Customer”).  Commencing on February 1, 2010, the PSN began to receive a capitation fee from CarePlus and assumed full responsibility for the cost of all medical services provided to each CarePlus Participating Customer.  The capitation fee represents a substantial portion of the monthly premium CarePlus is to receive from CMS.

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

Business Initiatives

Patient Center Medical Home Certification

The Patient Centered Medical Home (“PCMH”) is a developed approach to provide comprehensive medical care.  Under this approach, care is delivered through a physician-led healthcare team which utilizes information technology and evidence-based medicine to enhance communication and customer access, improve clinical outcomes, and ensure continuity and coordination of care, thereby adding value to the healthcare consumer.  We believe that our approach to care is philosophically and operationally aligned with the PCMH principles.  However, to function as a true certified PCMH, medical practices must first develop and implement processes and systems to deliver this product consistently, efficiently, and effectively.

In October 2009, we applied to the National Committee for Quality Assurance (“NCQA”) for certification as a PCMH.  The NCQA has developed a formal set of standards to certify practices as a PCMH.  In February 2010, we were notified by NCQA that all eight of our owned primary care centers that applied have received level 3 certification, the highest available, as Patient Centered Medical Homes. We believe that our primary care centers are the first certified PCMHs in Florida and that this certification level will improve our competitive position.  We plan to apply for NCQA accreditation on our remaining three primary care centers in during 2010.

Electronic Medical Records System

In furtherance of our PCMH strategy, we are currently designing and testing an electronic medical records system (“EMR”) to be implemented in the primary care centers which we own.  We plan to begin installation of EMR at our owned centers in the summer of 2010 and expect to have the installation completed in all of our centers in by 2012.   We expect the initial installation and training costs associated with such system to be offset, over time, by better patient results and cost efficiencies.

Staff Training

We believe it is important, in what is a highly competitive healthcare marketplace, to retain and recruit top talent.  To this end, beginning in 2009, we have entered into a formal program to better train and develop our leaders and staff.   We believe this investment will have a positive return in terms of improved customer service, enhanced employee engagement and retention and, as a result, better outcomes and financial performance in future years.

Insurance Arrangements

We rely upon insurance to protect us from many business risks, including medical malpractice, errors and omissions and certain significantly higher than average customer medical expenses.  For example, to mitigate our exposure to high cost medical claims, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  For 2010, our deductible per customer per year for the PSN is $40,000 in Miami-Dade, Broward and Palm Beach counties and $200,000 in the other counties in which we operate, with a maximum benefit per customer per policy period of $1.0 million.  Although we maintain insurance of the types and in the amounts that we believe are reasonable, there can be no assurances that the insurance policies maintained by us will insulate us from material expenses and/or losses in the future.

RECENT HEALTH CARE REFORM LEGISLATION

In March 2010, President Obama signed new health care reform legislation into law following its passage by the U.S. Congress.  This legislation is considered by some to be the most dramatic change to the country’s health care system in decades.  The legislation includes, among other things, scheduled phased reductions of Medicare Advantage payment rates.  There are a number of other potential risks to our business associated with the new legislation and other companion legislation that may be adopted in the future.  These risks are described in more detail in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies

A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

Summary

Net income for the first quarter of 2010 was $7.1 million compared to $4.0 million in 2009, an increase of $3.1 million or 77.5%.  Basic and diluted earnings per share were $0.18 and $0.17, respectively, for the first quarter of 2010 as compared to $0.09 and $0.08, respectively, for the same period in 2009.

The significant increase in net income was primarily a result of the 5.4% decrease in our per customer per month (“PCPM”) medical costs from the first quarter of 2009 to the first quarter of 2010.  PCPM medical costs decreased from $754 in the first quarter of 2009 to $713 for the same period in 2010.   This decrease was a primary reason we reduced our total medical costs by approximately $3.5 million.

The decrease in medical costs is attributable to a number of factors, including certain plan design changes made by Humana in selected markets to increase customer co-pays and deductibles and modify certain benefits.  Such changes were primarily a response to the 5% reduction in the base premiums paid by CMS to Medicare Advantage plans starting in January 2010 and expected utilization and cost increases.  In addition, certain high cost special needs plans were eliminated beginning January 2010 which reduced both our medical costs and our premium revenue.  Finally, we believe we are seeing the results of the PCMH philosophy of patient care as well as our continued efforts to improve medical care to our customers so they receive the appropriate level of medical care at the appropriate time.

Despite the base premium rate reduction, our revenue increased to $93.0 million in the first quarter of 2010 from $90.4 million in the first quarter of 2009, an increase of $2.6 million or 2.9%.   The average PCPM premium we received in the first quarter of 2010 was approximately $872 as compared to $857 for the first quarter of 2009, an increase of 1.7%.  We believe this increase primarily reflects our continuing efforts to assure that our customers are properly diagnosed and assigned the appropriate Medicare risk score.

Our gross profit was $17.0 million for the first quarter of 2010 as compared to $10.9 million for the first quarter of 2009, an increase of $6.1 million or 56.0%.   Our medical expense ratio (“MER”), which is computed by taking total medical expenses as a percentage of revenue, was 81.7% in the first quarter of 2010 compared to 87.9% in the first quarter of 2009.  The MER represents a statistic used to measure gross profit.  This decline in MER is primarily a result of our decreased medical costs and, to a lesser extent, our increased revenues.

Operating expenses increased to $5.9 million in the first three months of 2010 as compared to $4.6 million for the same period in 2009, an increase of $1.3 million or 28.3%.

Income before income tax expense in the first quarter of 2010 was $11.4 million compared to income before income tax expense of $6.6 million in the first quarter of 2009.  The increase in the income before income tax expense between the quarters is primarily a result of the increased gross profit discussed above.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services as of March 31, 2010 and 2009 and (ii) the aggregate customer months for the first quarter of both 2010 and 2009.  Customer months are the aggregate number of months of healthcare services we have provided to customers during a period of time.

March 31,
2010		2009		Percent Increase
Customers at End of Period	Customer Months For Quarter	Customers at End of Period	Customer Months For Quarter	in Customer Months Between Quarters
35,400	106,700	34,900	105,500	1.1%

The increase in total customer months for 2010 as compared to 2009 is primarily a result of the net effect of new enrollments and disenrollments caused by deaths, the termination of special needs plans in certain markets, customers moving from the covered areas, customers transferring to another physician practice or customers making other insurance selections.

Revenue

The following table provides a breakdown of our sources of revenue for the first quarters of 2010 and 2009:

			$
	Three Months Ended March 31		Increase
	2010	2009	(Decrease)	% Change
PSN revenue from Humana	$92,642,000	$90,107,000	$2,535,000	2.8%
PSN fee-for-service revenue	400,000	334,000	66,000	19.8%
Total revenue	$93,042,000	$90,441,000	$2,601,000	2.9%

Revenue PCPM	$872	$857		1.7%

Substantially all of the PSN’s revenue during the first quarter of both 2010 and 2009 was the premium revenue generated pursuant to the Humana Agreements (the “Humana Related Revenue”).

The average PCPM premium we received in the first quarter of 2010 was $872 as compared to $857 in the first quarter of 2009.  As discussed above, in 2010 CMS reduced the base premium rate paid to Medicare Advantage plans by approximately 5%.  However, this was mitigated primarily by an increase in the average Medicare risk score of our customers between the first quarter of 2009 and the first quarter of 2010.

Premiums paid to us are retroactively adjusted based on the updated health status of our customers (known as a Medicare Risk Adjustment or “MRA”).  We record an estimate of the retroactive MRA premium that we expect to receive in subsequent periods.  Included in revenue in the first quarters of 2010 and 2009 is an estimate for retroactive premium payments related to that quarter of $4.1 million and $6.8 million, respectively.   In July, 2009, we were notified by Humana that the actual retroactive premium adjustment for the first quarter of 2009 was $5.5 million.  The $1.3 million difference reduced revenue in the second quarter of 2009.  We expect to be notified of the actual 2010 first quarter retroactive premium adjustment in the summer of 2010.

The fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers in our owned physician practices.

Total Medical Expense

Total medical expense represents the estimated total cost of providing patient care and is comprised of two components, medical claims expense and medical center costs.  Medical claims expense is recognized in the period in which services are provided and includes an estimate of our obligations for the cost of medical services that have been provided to our customers but for which claims have not been processed, and for liabilities for physician, hospital and other medical expense disputes.  Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the physician practices owned by the PSN (collectively “Non-Affiliated Providers”).  Medical center costs represent the operating costs of the physician practices owned by the PSN.

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

 Medical expense and the MER for the three month periods ended March 31 are as follows:

	2010	2009
Estimated medical expense for the quarter, excluding prior period claims development	$76,845,000	$79,372,000
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	$(814,000)	$134,000

Total medical expense for quarter	$76,031,000	$79,506,000

Medical Expense Ratio for quarter	81.7%	87.9%

Medical Expense PCPM	$713	$754

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

A change in either revenue or medical claims expense of approximately $1.0 million impacts the consolidated MER by 1% in the first quarter of 2010 while a change of approximately $900,000 impacts the consolidated MER by 1% in the first quarter of 2009.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, medical claims expense includes the cost of medical services provided to Humana Participating Customers by Non-Affiliated Providers.

Total medical expense was $76.0 million and $79.5 million for the first quarters of 2010 and 2009, respectively. Approximately $72.0 million or 94.7% of our total medical expense in the first quarter 2010 and $75.9 million or 95.5% of total medical expense in the first quarter of 2009 are attributable to direct medical services such as inpatient and outpatient services, pharmacy benefits and physician services by non-affiliated providers.  The decrease in medical expense in the first quarter of 2010 was primarily due to, among other things, the decrease in certain benefits under Humana’s Medicare Advantage plans in certain covered markets, the elimination of certain high cost special needs plans in certain of our counties, and the continued efforts of our medical management team to assure that proper medical care is provided to our customers.

These factors also resulted in a decrease in our PCPM medical expense, from $754 in the first quarter of 2009 to $713 in the first quarter of 2010, and a decrease in our MER, from 87.9% in the first quarter of 2009 to 81.7% in the first quarter of 2010.

As of March 31, 2010, we estimated that our medical claims cost for services provided prior to December 31, 2009 would be approximately $814,000 less than the amount originally estimated, resulting in favorable claims development.   This decreased the medical expense ratio for the three month period ended March 31, 2010 by 0.9%.

As of March 31, 2009, we estimated that our medical claims cost for services provided prior to December 31, 2008 would be approximately $134,000 greater than the amount originally estimated, resulting in an unfavorable claims development.   This increased the medical expense ratio for the three month period ended March 31, 2009 by 0.2%.

At March 31, 2010, we determined that the range for estimated medical claims payable was between $24.6 million and $27.8 million and we recorded a liability of $26.1 million.  Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Medical center costs include the salaries, taxes and benefits of the PSN’s employed health professionals and staff providing primary care services, as well as the costs associated with the operations of those practices.  Approximately $4.0 million of our total medical expenses in the first three months of 2010 related to physician practices we own as compared to $3.6 million in the first three months of 2009.  The increase is primarily a result of increased salaries related to PCMH certification and the costs associated with a physician practice we acquired on July 31, 2009.

Operating Expenses

	Three Months Ended March 31,		Increase	%
	2010	2009	(Decrease)	Change
Payroll, payroll taxes and benefits	$3,779,000	$2,709,000	$1,070,000	39.5%
Percentage of total revenue	4.1%	3.0%
General and administrative	1,958,000	1,826,000	132,000	7.2%
Percentage of total revenue	2.1%	2.0%
Marketing and advertising	137,000	39,000	98,000	251.3%
Percentage of total revenue	0.1%	0.0%
Total operating expenses	$5,874,000	$4,574,000	$1,300,000	28.4%

Payroll, Payroll Taxes and Benefits

In 2010 and 2009, payroll, payroll taxes and benefits include salaries and benefits for our executive and administrative personnel.  For the 2010 first quarter, payroll, payroll taxes and benefits were $3.8 million compared to $2.7 million for the 2009 first quarter, an increase of approximately $1.1 million.  The increase is primarily a result of our investment in PCMH certification and EMR and an increase in the employee bonus accrual as a result of improved earnings in the first quarter of 2010.

General and Administrative

General and administrative expenses for the 2010 first quarter totaled $2.0 million as compared to $1.8 million in the first quarter of 2009, an increase of $132,000 or 7.2%.  This increase was primarily a result of an increase in recruitment fees incurred in connection with our CEO search.

Marketing and Advertising

Marketing and advertising costs increased to $137,000 in the first quarter of 2010 from $39,000 in the first quarter of 2009.   We believe that our advertising expense will increase with the accreditation of our centers as Patient Centered Medical Homes.

Gain on Sale of HMO Subsidiary

During the first quarter of 2010, we finalized the net statutory equity settlement related to the sale of the HMO which resulted in a gain on the sale of the HMO of $62,000.  The final settlement was paid to us in April 2010.

Other Income

We realized other income of $193,000 in the first quarter of 2010 as compared to $235,000 in the first quarter of 2009.  Investment income in the first quarter of 2010 was $193,000 compared to $232,000 in the first quarter of 2009, a decrease of $39,000.  Realized and unrealized losses in our investment portfolio were $39,000 in the first quarter of 2010 as compared to realized and unrealized gains of $96,000 in the same period in 2009.

Income taxes

Our effective income tax rate was 37.4% and 38.8% in the first quarter of 2010 and 2009, respectively.    The effective income tax rate in 2009 was 38.1%.   The decrease was due to our investment in tax-exempt securities.

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital surplus of approximately $33.4 million as of March 31, 2010 and $27.7 million at December 31, 2009.

Our total stockholders’ equity was approximately $46.7 million at March 31, 2010 and $42.9 million at December 31, 2009.  The $3.8 million increase was primarily a result of our net income reduced by the cost of shares acquired under our stock repurchase plan.

In October 2008, we announced authorization for the repurchase of up to 10 million shares of our outstanding common stock.  On August 3, 2009, the Board of Directors approved a 5 million share increase to the share repurchase program.  On February 24, 2010, the Board approved an additional 5 million share increase to the share repurchase program, bringing the total number of shares of common stock authorized for repurchase under the program to 20 million shares.  In the first quarter of 2010, we repurchased 1.7 million shares of our common stock for an aggregate price of $3.9 million.  Since the repurchase program began in October 2008, we have repurchased 13.7 million shares and options exercisable to purchase 684,200 shares of our common stock for an aggregate of $27.5 million.  The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.

At March 31, 2010, we had $716,000 of long-term debt related to the acquisition of a physician practice.  In addition, as of such date, as discussed below, we have a credit line that secures a $3.0 million letter of credit issued in favor of Humana.

During the first quarter of 2010, our cash and equivalents decreased $1.3 million compared to the balance at December 31, 2009.   Net cash used in operating activities during the quarter was approximately $1.2 million. Large uses of cash from operating activities were:

•	an increase in due from Humana of $8.7 million and
•	a decrease in accrued payroll and payroll taxes of $587,000.

The increase in the due from Humana substantially relates to the receivable we recorded in the first quarter of 2010 of approximately $4.1 million for the estimate of the retroactive MRA premium that we expect to receive in August 2010.  In addition, the due from Humana includes a $1.4 million receivable for the estimated retroactive MRA premium for 2009 that we expect to collect in the summer of 2010.

These uses of cash were partially offset by the following sources of cash:

•	net income for the quarter of $7.1 million and
•	an increase in income taxes payable of $861,000.

Net cash provided by investing activities for the quarter ended March 31, 2010 was approximately $3.8 million which primarily related to the sale of some of our short-term investments.

Net cash used in financing activities for the quarter ended March 31, 2010 was approximately $3.9 million for the repurchase of our common stock, in accordance with the stock purchase program.

As of March 31, 2010, we had an unsecured one year commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $3.0 million.  The line of credit expires on December 31, 2010.  The line is secured by $3.25 million of short-term investments that are classified as a non-current asset.

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

Interest Rate Risk

We monitor the third-party depository institutions that hold our cash, cash equivalents and investments. We diversify our cash, cash equivalents and investments among counterparties and investment positions to minimize exposure to any one of these entities or investments.  As of March 31, 2010, other than one of our investment positions which represented 5.5% of our total investment portfolio, none of our other investment positions represented more than 5.0% of total investment portfolio.  Our emphasis is primarily on safety of principal while maximizing yield on those funds. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including U.S. Treasury securities, municipal bonds and corporate debt. As of March 31, 2010, the fair value of our investment positions was approximately $24.8 million, 70.0% of which had a term to maturity of less than two years and a credit rating by a major rating agency of A or higher.  Our investments are classified as trading securities. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, the value of our investments and/or our income from investments may decrease in the future.

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue and EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired.  We also consider the market value of our own stock and those of companies similar to ours.   At March 31, 2010, we believe our intangible assets are recoverable; however, changes in the economy, the business in which we operate, and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended March 31, 2010.

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

ITEM 1A.  RISK FACTORS

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 other than as set forth below.

Reductions in Funding for Medicare Programs under the Recent Health Care Reform Legislation and Future Related Regulations Could Have a Material Adverse Effect on Our Business, Revenue and Profitability

The President of the United States and members of the U.S. Congress have enacted significant reforms to the U.S. health care system. On March 23, 2010, the President signed into law The Patient Protection and Affordable Care Act, and on March 30, 2010 the President signed into law The Health Care and Education Reconciliation Act of 2010.

The new laws impose significant new regulations and makes changes to the Medicare Advantage program.   Among other things, the new laws limits Medicare Advantage payment rates, stipulates a prescribed minimum ratio for the amount of premium revenues to be expended on medical costs, gives the Secretary of Health and Human Services the ability to deny Medicare Advantage plan bids that propose significant increases in cost sharing or decreases in benefits and makes certain changes to Medicare Part D.   Implementation of these and the other provisions generally vary from as early as six months from the date of enactment to as long as 2018.

Substantially all of our revenue is directly or indirectly derived from reimbursements generated by Medicare Advantage health plans.  As a result, our business and results of operations are dependent on government funding levels for Medicare Advantage programs.  Changes to Medicare Advantage health plan reimbursement rates stemming from the new laws as well as future regulations adopted in connection therewith may negatively impact our business, revenue and profitability.

We believe that as premiums are reduced the impact on us will be partially mitigated by, among other things, enhanced medical management that will reduce the cost of care, reduced benefit offerings, increased customer co-pays and deductibles, the potential for quality bonuses, improved risk score compliance and/or other factors.  We have limited ability to influence the benefits offered or co-pays and deductibles set by Humana.

There are numerous steps required to implement these laws including, for example, regulation necessary to determine the methodology of calculating minimum ratios for medical expenditures. Further, various health insurance reform proposals are also emerging at the state level. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance reforms will be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business. There is also considerable uncertainty of the impact of these reforms on the health insurance market as a whole and on our competitors’ actions. However, the enacted reforms as well as future legislative changes may have a material adverse effect on our results of operations, including lowering our reimbursement rates and increasing our expenses.

CMS announced that it would audit Medicare Advantage plans, primarily targeted based on risk score growth, for compliance by the plans and their providers with proper coding practices.  CMS began targeted medical record reviews and adjustment payment validations in late 2008, focusing on risk adjustment data from 2006 dates of service, which were the basis for premium payments for the 2007 plan year.  CMS has indicated that payment adjustments will not be limited to risk scores for the specific beneficiaries for which errors are found but may be extrapolated to the entire plan.  There can be no assurance that Humana’s Medicare Advantage plans will not be randomly selected or targeted for review by CMS or, in the event that a Humana Medicare Advantage plan is selected for a review, that the outcome of such a review will not result in a material adjustment in our revenue and profitability.  Additionally, health care reform legislation includes heightened inspection and enforcement provisions.

In addition, any of the following changes, among others, could have a material adverse effect on our business:

o	reductions in funding of programs;

o	expansion of benefits without adequate funding; or

o	elimination of coverage for certain individuals, benefits or treatments under programs.

Any of the foregoing changes, among others, could compel Medicare Advantage plan providers to increase member premiums, compel them to reduce the benefits they offer, or some combination thereof, thereby making Medicare Advantage plans potentially less attractive to Medicare customers relative to other insurance or care options.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Common stock repurchases under our stock repurchase plan during the first quarter of 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share, Including Commission	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
Janaury 1, 2010 - January 31, 2010	1,037,100	$2.23	1,037,100	6,270,300
February 1, 2010 - February 28, 2010	636,600	$2.31	636,600	5,633,700
March 1, 2010 - March 31, 2010	55,700	$2.67	55,700	5,578,000

(1)           On October 3, 2008, we announced a stock repurchase plan pursuant to which our Board of Directors authorized us to repurchase up to 10 million shares of our common stock.  On August 3, 2009, the Board of Directors approved a 5 million share increase to the share repurchase program.  On February 24, 2010, the Board approved an additional 5 million share increase to the share repurchase, bringing the total number of shares of common stock authorized for repurchase under the program to 20 million shares.  The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.  The plan does not have a scheduled expiration date.

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

METROPOLITAN HEALTH NETWORKS, INC.
Registrant

Date: May 4, 2010	/s/ Michael M. Earley
Michael M. Earley
Chief Executive Officer

/s/ Robert J. Sabo
Robert J. Sabo
Chief Financial Officer