Form 10-Q
period 2010-06-30
METROPOLITAN HEALTH NETWORKS INC
filed 2010-08-04
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                      No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common Stock, $.001 par value per share	40,544,912 shares

Metropolitan Health Networks, Inc.

Index

		Page
Part I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements (Unaudited):	3

	Condensed Consolidated Balance Sheets
	as of June 30, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of
	Income for the Six Months and Three Months Ended
	June 30, 2010 and 2009	4

	Condensed Consolidated Statements of
	Cash Flows for the Six Months Ended
	June 30, 2010 and 2009	5

	Notes to Condensed Consolidated
	Financial Statements	6

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of
	Operations	13

Item 3A.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION	27

Item 1	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

SIGNATURES		29

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2010	December 31,
	(unaudited)	2009
ASSETS
CURRENT ASSETS
Cash and equivalents	$8,230,377	$6,794,809
Investments, at fair value	25,008,220	27,036,310
Due from Humana, net	10,727,393	-
Accounts receivable from patients, net	833,575	517,314
Inventory	240,906	216,170
Prepaid expenses and other current assets	992,600	639,634
Deferred income taxes	1,196,113	510,816
TOTAL CURRENT ASSETS	47,229,184	35,715,053

PROPERTY AND EQUIPMENT, net	1,918,981	1,909,635
RESTRICTED CASH AND INVESTMENTS	4,660,225	6,444,678
DEFERRED INCOME TAXES, net of current portion	1,291,735	1,167,475
OTHER INTANGIBLE ASSETS, net	737,260	930,569
GOODWILL	4,362,332	4,362,332
OTHER ASSETS	808,249	802,500
TOTAL ASSETS	$61,007,966	$51,332,242

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$270,595	$455,306
Accrued payroll and payroll taxes	3,156,302	2,959,708
Income taxes payable	1,529,396	2,271,638
Due to Humana, net	-	1,385,200
Accrued expenses	1,069,452	618,575
Current portion of long-term debt	318,182	318,182
TOTAL CURRENT LIABILITIES	6,343,927	8,008,609

LONG-TERM DEBT, net of current portion	318,182	397,727
TOTAL LIABILITIES	6,662,109	8,406,336

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; stated value $100 per share; 10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized; 40,565,490 and 40,902,391 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	40,565	40,902
Additional paid-in capital	21,858,840	23,329,290
Retained earnings	31,946,452	19,055,714
TOTAL STOCKHOLDERS' EQUITY	54,345,857	42,925,906
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,007,966	$51,332,242

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$185,608,717	$177,516,763	$92,566,682	$87,076,031

MEDICAL EXPENSE
Medical claims expense	145,725,787	150,470,830	73,678,078	74,624,933
Medical center costs	7,916,227	7,213,369	3,932,481	3,553,716
Total Medical Expense	153,642,014	157,684,199	77,610,559	78,178,649
GROSS PROFIT	31,966,703	19,832,564	14,956,123	8,897,382

OPERATING EXPENSES
Payroll, payroll taxes and benefits	7,365,444	5,161,418	3,586,642	2,452,323
General and administrative	3,996,988	3,568,027	2,038,388	1,741,769
Marketing and advertising	163,110	83,758	26,083	44,711
Total Operating Expenses	11,525,542	8,813,203	5,651,113	4,238,803
OPERATING INCOME BEFORE GAIN ON SALE OF HMO SUBSIDIARY	20,441,161	11,019,361	9,305,010	4,658,579

Gain on sale of HMO subsidiary	62,440	445,000	-	445,000
OPERATING INCOME	20,503,601	11,464,361	9,305,010	5,103,579

OTHER INCOME (EXPENSE)
Investment income, net	246,619	265,463	53,336	33,494
Other income (expense)	(10,277)	(508)	(9,841)	(3,494)
Total Other Income	236,342	264,955	43,495	30,000
INCOME BEFORE INCOME TAX EXPENSE	20,739,943	11,729,316	9,348,505	5,133,579
INCOME TAX EXPENSE	7,849,200	4,542,868	3,587,000	1,981,604
NET INCOME	$12,890,743	$7,186,448	$5,761,505	$3,151,975

EARNINGS PER SHARE
Basic	$0.33	$0.15	$0.15	$0.07
Diluted	$0.31	$0.15	$0.14	$0.07

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$12,890,743	$7,186,448
Adjustments to reconcile net income to net cash
provided by/(used in) operating activities:
Depreciation and amortization	457,096	441,740
Gain on sale of HMO subsidiary	(62,440)	(445,000)
Unrealized losses (gains) on short-term investments	33,044	(50,170)
Restricted cash from sale of HMO subsidiary	-	(5,216)
Share-based compensation expense	994,833	531,953
Shares issued for director fees	135,293	72,887
Excess tax benefits from share-based compensation	(649,000)	-
Deferred income taxes	(160,557)	(823,522)
Loss on sale of fixed assets	-	572
Changes in operating assets and liabilities:
Accounts receivable	(316,261)	(426,853)
Due from/to Humana	(12,050,153)	(6,302,598)
Inventory	(24,736)	139,985
Prepaid expenses and other current assets	(352,966)	(214,473)
Other assets	(18,758)	9,848
Accounts payable	(184,711)	178,702
Accrued payroll and payroll taxes	196,594	(779,070)
Income taxes payable	(742,242)	(604,610)
Accrued expenses	450,877	(548,307)
Net cash provided by (used in) operating activities	596,656	(1,637,684)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Sale of short-term investments	1,995,046	7,745,663
Capital expenditures	(260,124)	(183,613)
Net cash provided by investing activities	1,734,922	7,562,050

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Stock repurchases	(3,933,132)	(4,869,129)
Reduction of restricted cash related to line of credit	1,784,453	-
Proceeds from exercise of stock options	683,214	-
Excess tax benefits from share-based compensation	649,000	-
Repayment of long-term debt	(79,545)	-
Net cash (used in) financing activities	(896,010)	(4,869,129)
NET INCREASE IN CASH AND EQUIVALENTS	1,435,568	1,055,237
CASH AND EQUIVALENTS - beginning of period	6,794,809	2,701,243
CASH AND EQUIVALENTS - end of period	$8,230,377	$3,756,480

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1       UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Metropolitan Health Networks, Inc. and subsidiaries (referred to as “Metropolitan,” “the Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period and three month period ended June 30, 2010 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2010 or future periods.

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are medical claims payable, retroactive adjustments to revenue based on the Medicare risk scores of our customers, the impact of risk sharing provisions related to our contracts with Humana, Inc. (“Humana”), and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events. We adjust these estimates each period as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted. Actual results may ultimately differ materially from those estimates.

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

NOTE 2        ORGANIZATION AND BUSINESS ACTIVITY

Our business is focused on the operation of a provider services network (the “PSN”) in the State of Florida through our wholly-owned subsidiary, Metcare of Florida, Inc.

The PSN currently operates under three network agreements (collectively, the “Humana Agreements”)  with Humana, and its subsidiaries, pursuant to which the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in certain Florida counties who have elected to receive benefits under a Humana Medicare Advantage HMO Plan (a “Humana Plan Customer”).  Humana directly contracts with the Centers for Medicare & Medicaid Services (“CMS”), an agency of the United States Department of Health and Human Services, which administers the Medicare program.  Humana is paid a monthly premium payment by CMS for each Humana Plan Customer who selects one of the PSN physicians as his or her primary care physician (a “Humana Participating Customer”).

To deliver care, we utilize our wholly-owned medical practices and have also contracted directly or indirectly through Humana with medical practices, service providers and hospitals (collectively the “Affiliated Providers”).  For the approximately 5,800 Humana Participating Customers covered under our network agreement covering Miami-Dade, Broward and Palm Beach counties, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. For the remaining 29,100 Humana Participating Customers covered under our other two network agreements, our PSN is responsible for the cost of all medical care provided.

In return for managing these healthcare services, the PSN receives a monthly capitation fee from Humana which represents a substantial portion of the monthly premium Humana receives from CMS.

At June 30, 2010, the Humana Agreements enable the PSN to provide services to Humana customers in 29 Florida counties.  We currently have operations in 16 of these counties.

Our PSN also has a network agreement with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage health plan in Florida wholly-owned by Humana, which covered approximately 300 customers at June 30, 2010.  Pursuant to this agreement the PSN has the right to manage, on a non-exclusive basis, healthcare services to Medicare beneficiaries in certain Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans (each, a “CarePlus Plan Customer”).  Like Humana, CarePlus directly contracts with CMS and is paid a monthly premium payment by CMS for each CarePlus Plan Customer.  In return for managing these healthcare services, the PSN had traditionally received a monthly network administration fee for each CarePlus Participating Customer.  Commencing on February 1, 2010, the PSN began to receive a monthly capitation fee for each CarePlus Plan Customer who selects one of the PSN physicians as his or her primary care physician (a “CarePlus Participating Customer”) from CarePlus and assumed full responsibility for the cost of all medical services provided to each.  The capitation fee represents a substantial portion of the monthly premium CarePlus receives from CMS.

At June 30, 2010, we operated in 11 of the 18 Florida counties covered by the CarePlus network agreement.

NOTE 3        REVENUE

Revenue is primarily derived from risk-based health insurance arrangements in which the capitation fee is paid to us on a monthly basis.  We assume the economic risk of funding our customers’ healthcare services and related administrative costs. Revenue is recognized in the period in which our customers are entitled to receive healthcare services.  Because we have the obligation to fund medical expenses, we recognize gross revenue and medical expense for these contracts in our consolidated financial statements.

Periodically we receive retroactive adjustments to the capitation fee paid to us based on the updated health status of our customers (known as a Medicare risk adjustment or “MRA” score).  The factors considered in this update include changes in demographic factors, risk adjustment scores, and customer information.  In addition, revenue may be adjusted as a result of the risk sharing requirements for prescription drug benefits under Part D of the Medicare program.  Also, the number of customers for whom we receive capitation fees may be retroactively adjusted due to enrollment changes not yet processed, or not yet reported. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded.  We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is available and the collectibility of the amount is probable.

Our PSN’s wholly owned medical practices also provide medical care to non-Humana customers on a fee-for-service basis.  These services are typically billed to customers, Medicare, Medicaid, health maintenance organizations and insurance companies. Fee-for-service revenue, which was less than 1.0% of total revenue in both the first and second quarters and first six months of 2010 and 2009, is recorded at the net amount expected to be collected from the customer or from the insurance company paying the bill.  Often this amount is less than the charge that is billed and such discounts reduce the revenue recorded.

Investment income includes realized and unrealized gains and losses on trading securities and is recorded in other income as earned.

NOTE 4        MEDICAL EXPENSE

Medical expense is recognized in the period in which services are provided and includes an estimate of our obligations for medical services that have been provided to our customers but for which we have neither received nor processed claims, and for liabilities for physician, hospital and other medical expense disputes. We develop our estimated medical claims expense payable by using an actuarial process that is consistently applied.  The actuarial process develops a range of estimated medical claims expense payable and we record to the amount in the range that is our best estimate of the ultimate liability.  Each period, we re-examine previously recorded medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As medical claims expense recorded in prior periods becomes more exact, we adjust the amount of the estimate, and include the change in medical claims expense in the period in which the change is identified.  In each reporting period, total medical expense includes a change from the effects of more completely developed medical claims expense payable estimates associated with previously reported periods. While we believe our estimated medical claims expense payable is adequate to cover future claims payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded. Medical claims expense payable is included in the due to/from Humana in the accompanying condensed consolidated balance sheets.

	Three month period ended June 30,		Six month period ended June 30,
	2010	2009	2010	2009
Estimated medical expense for the period, excluding prior period claims development	$78,153,000	$79,622,000	$154,239,000	$157,636,000
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	(542,000)	(1,443,000)	(597,000)	48,000

Total medical expense for the period	$77,611,000	$78,179,000	$153,642,000	$157,684,000

In the table above, favorable adjustments to amounts we recorded in prior periods for estimated medical claims payable appear in parentheses while unfavorable adjustments do not appear in parentheses.  Favorable adjustments reduce total medical expense for the applicable period and unfavorable claims development increases total medical expense for the applicable period.

Total medical expense includes, among other things, the expense of operating our wholly owned practices, capitated payments made to affiliated primary care physicians and specialists, hospital costs, outpatient costs, pharmaceutical expense and premiums we pay to reinsurers, net of the related reinsurance recoveries.  Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to customers. Pharmacy expense is recognized when incurred by the customer, net of rebates from drug manufacturers. Rebates are recognized when the rebates are earned according to the contractual arrangements with the respective vendors.

We assume responsibility for substantially all of the cost of all medical services provided to the customer.  To the extent that customers require more frequent or expensive care than was anticipated, the capitation fee received may be insufficient to cover the costs of care provided. When it is probable that expected future healthcare and maintenance costs will exceed the anticipated revenue on the agreement, we would recognize a premium deficiency liability in current operations. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as future operating losses under these contracts are charged to the liability previously established. There are no premium deficiency liabilities recorded at June 30, 2010 or December 31, 2009, and we do not anticipate recording a premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

NOTE 5      PRESCRIPTION DRUG BENEFITS UNDER MEDICARE PART D

We provide prescription drug benefits to our Medicare Advantage customers in accordance with the requirements of Medicare Part D. The benefits covered under Medicare Part D are in addition to the benefits covered by the PSN under Medicare Parts A and B.   Premium revenue for the provision of Part D insurance coverage is included in our monthly capitation fee from Humana.

The Part D payment we receive from Humana is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the estimated prescription drug benefit costs (“Estimated Costs”) to actual  prescription  drug benefit  incurred costs (the "Actual Costs").  To the extent the Actual Costs exceed the Estimated Costs by more than the risk corridor, we may receive additional payments.  Conversely, to the extent the Estimated Costs exceed the Actual Costs by more than the risk corridor, we may be required to refund a portion of the Part D payment. We estimate and recognize an adjustment to revenue based upon pharmacy claims experience to date as if the contract to provide Part D coverage were to end at the end of each reporting period.  Accordingly, this estimate does not take into consideration projected future pharmacy claims experience.  It is reasonably possible that this estimate could change in the near term by an amount that could be material. Since these amounts represent additional capitation fees or capitation fees that are to be returned, any adjustment is recorded as an adjustment to revenue. The final settlement for the Part D program for any year occurs in the following year.

NOTE 6     MAJOR CUSTOMER

Revenue from Humana accounted for approximately 99.5%  and 99.4% of our total revenue in the second quarter of 2010 and the second quarter of 2009, respectively, and 99.6% and 99.5% of our total revenue in the first six months of 2010 and 2009, respectively.

In July 2010, we were notified by Humana of the amount of the retroactive mid-year MRA revenue increase from CMS for 2010 based on the increased risk scores of our customer base.  This increase is effective July 1 and is retroactively applied to all premiums paid in the first half of 2010.  The retroactive mid-year adjustment totaled $8.5 million of which approximately $4.4 million relates to capitation fees earned in the first quarter of 2010 with the balance relating to capitation fees earned in the second quarter of 2010.  At March 31, 2010, we had recorded a receivable for the estimated retroactive revenue earned during the first quarter of 2010 of approximately $4.1 million.  As a result, our revenue in the second quarter of 2010 was increased by approximately $300,000, the difference between the originally estimated $4.1 million of retroactive revenue adjustment recorded during the first quarter of 2010 and the $4.4 million of retroactive revenue received for that period.  The 2010 mid-year MRA revenue adjustment of $8.5 million is included in the due from Humana at June 30, 2010 and is expected to be paid to us in August 2010.

Included in due from Humana at December 31, 2009 and June 30, 2010 is $1.4 million for the final MRA revenue adjustment for 2009.   CMS will communicate the amount of this payment in August 2010.  Any difference between the amount recorded at June 30 and the amount received will be recorded in the third quarter of 2010.

In July 2009, we were notified by Humana of the amount of the retroactive mid-year MRA revenue increase from CMS for 2009 based on the increased risk scores of our customer base.  This increase was retroactively applied to all premiums paid in the first half of 2009.  The retroactive mid-year adjustment totaled $10.5 million of which approximately $5.5 million related to capitation fees earned in the first quarter of 2009 with the balance relating to capitation fees earned in the second quarter of 2009.  At March 31, 2009, we had recorded a receivable for the estimated retroactive revenue earned during the first quarter of 2009 of approximately $6.8 million.  As a result, our revenue in the second quarter of 2009 was reduced by $1.3 million, the difference between the originally estimated $6.8 million of retroactive revenue adjustment recorded during the first quarter of 2009 and the $5.5 million of retroactive revenue earned for that period.

The three Humana Agreements and/or any individual physician in our primary care physician network may be immediately terminated by Humana, upon written notice, (i) if the PSN and/or any of the PSN physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) if the PSN or any of its physicians fail to meet Humana’s credentialing or re-credentialing criteria; (iii) if the PSN or any of its physicians is excluded from participation in any federal healthcare program; (iv) if the PSN or any of its physicians engages in or acquiesces to any act of bankruptcy, receivership or reorganization; or (v) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). The PSN and Humana may also terminate two of the Humana Agreements covering a total of 25,800 customers upon 90 days' prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement.  These agreements may also be terminated upon 180 day notice of non-renewal by either party.  The third Humana Agreement covering 9,100 customers has a five year term expiring August 31, 2013 and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term.  After the initial five year term, either party may terminate the agreement without cause by providing to the other party 120 days prior notice.

Amounts due to/from Humana consisted of the following:

	June 30,	December 31,
	2010	2009
Due from Humana	$44,114,000	$39,278,000
Due to Humana	(33,387,000)	(40,663,000)
Total due from/(to) Humana	$10,727,000	$(1,385,000)

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

NOTE 7       INVESTMENTS

Investments, which are recorded at fair value, are as follows:

	June 30,	December 31,
	2010	2009
Cash and money market funds	$2,009,000	$1,094,000
United States Government & Agency Securities	3,002,000	3,707,000
State and Municipal Bonds	15,791,000	19,878,000
Corporate Bonds	4,206,000	2,357,000
Total Investments	$25,008,000	$27,036,000

Investments consist solely of trading securities.  Trading securities are classified as Level 1 under the fair value hierarchy because the fair value of our investments is based on the closing market price of the security in an active market for identical assets.  Unrealized gains and losses are included in earnings.  For trading securities held at June 30, 2010, the amount of cumulative unrealized gains was $131,000.  In the second quarter of 2010, investment income included $4,000 of net realized losses.  In the second quarter of 2009, investment income included $30,000 of net realized gains.  For the six months ended June 30, 2010 and 2009, investment income included realized gains of $4,000 and $26,000, respectively.

NOTE 8        INCOME TAXES

We applied an estimated effective income tax rate of 38.4% and 37.8% for the three month and six month periods ended June 30, 2010, respectively.  For the three month and six month periods ended June 30, 2009, our effective tax rate was 38.6% and 38.7%, respectively.

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

NOTE 9        STOCKHOLDERS’ EQUITY

The Board of Directors has authorized the repurchase of up to 20 million shares of our outstanding common stock.  During the three month period ended June 30, 2010, we did not repurchase any shares.  During the six month period ended June 30, 2010, we repurchased 1.7 million shares for an aggregate of $3.9 million.  From October 6, 2008, our first repurchase date under the program, through June 30, 2010, we have repurchased 13.7 million shares and options exercisable to purchase 684,200 shares of our common stock, for $27.5 million.  We cancel the stock that has been repurchased and reduce common stock and additional paid-in capital for the acquisition price of the stock. The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.

During the three and six month periods ended June 30, 2010, options to purchase 1.0 million shares of our common stock were exercised.

During the three and six month periods ended June 30, 2010, we issued a total of 71,868 restricted shares of common stock and options to purchase 35,934 shares of common stock to the non-management members of our Board of Directors. The restricted shares and stock options vest approximately fifteen months from date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date. Compensation expense related to the restricted stock and options will be recognized ratably over the vesting period.

During the three months ended June 30, 2010, we issued options to purchase 216,800 shares of common stock and 72,300 restricted shares of common stock to employees.  During the six month period ended June 30, 2010, we issued to employees 648,000 restricted shares of common stock and options to purchase 1.1 million shares of common stock. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date.  Compensation expense related to the restricted stock and options will be recognized ratably over the vesting period.

NOTE 10       EARNINGS PER SHARE

Earnings per share, basic, is computed using the weighted average number of common shares outstanding during the period.  Earnings per share, diluted is computed using the weighted average number of common shares outstanding during the period, adjusted for incremental shares attributed to outstanding options, convertible preferred stock and unvested shares of restricted stock.

Earnings per share, basic and diluted, are calculated as follows:

	For the six months ended June 30,		For the three months ended June 30,
	2010	2009	2010	2009
Basic
Net income	$12,891,000	$7,186,000	$5,762,000	$3,152,000
Less: Preferred stock dividend	(25,000)	(25,000)	(13,000)	(13,000)
Income available to common stockholders	$12,866,000	$7,161,000	$5,749,000	$3,139,000

Denominator:
Weighted average common shares outstanding	39,012,000	46,376,000	38,986,000	45,644,000
Earnings per share, basic	$0.33	$0.15	$0.15	$0.07

Diluted
Net income	$12,891,000	$7,186,000	$5,762,000	$3,152,000

Denominator:
Weighted average common shares outstanding	39,012,000	46,376,000	38,986,000	45,644,000

Common share equivalents of outstanding stock:
Convertible preferred stock	659,000	880,000	438,000	896,000
Restricted stock	445,000	205,000	525,000	266,000
Options	1,005,000	178,000	1,281,000	192,000
Weighted average common shares outstanding	41,121,000	47,639,000	41,230,000	46,998,000
Earnings per share, diluted	$0.31	$0.15	$0.14	$0.07

The following securities were not included in the computation of diluted earnings per share at June 30, 2010 and 2009 as their effect would be anti-dilutive:

	For the six months ended June 30,		For the three months ended June 30,
Security Excluded From Computation	2010	2009	2010	2009
Stock Options	476,000	4,076,000	183,000	4,233,000
Unvested restricted stock	229,000	178,000	105,000	14,000

NOTE 10        CHAIRMAN AND CEO COMPENSATION

Effective April 23, 2010, all of the members of our Board of Directors, other than Mr. Michael Earley, our Chief Executive Officer (CEO), resigned from the Board and six new directors were subsequently appointed to fill these vacancies.  The new Board made the determination to terminate our CEO search efforts and we entered into an amended and restated employment agreement with Mr. Earley.  As a result of this action, in the second quarter of 2010, we recorded a $415,000 reduction to payroll, payroll taxes and benefits for expenses that had been accrued at  December 2009 and March 31, 2010 when Mr. Earley announced his plans to step down.  In addition, in April 2010, Mr. Earley was awarded options to purchase 216,800 shares of common stock and 72,300 restricted shares of common stock. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date.  Compensation expense related to the restricted stock and options will be recognized ratably over the vesting period.

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

Guarantees

In connection with the sale of the assets of our pharmacy division in 2003, the purchaser of the pharmacy assets agreed to assume our obligation under a lease which runs through 2012.  In the event of the purchaser’s default, we could be responsible for future lease payments totaling approximately $272,000 at June 30, 2010.  At August 4, 2010, we are not aware of any defaults.

NOTE 13     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time the financial statements were issued upon filing its Quarterly Report on Form 10-Q.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the United States Securities and Exchange Commission (the “Commission”), including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

BACKGROUND

Through our PSN, we provide and arrange for medical care primarily to Medicare Advantage beneficiaries in various counties in the State of Florida who have enrolled in health plans primarily operated by Humana, Inc. (“Humana”), or its subsidiaries, one of the largest participants in the Medicare Advantage program in the United States.  We operate the PSN through our wholly owned subsidiary, Metcare of Florida, Inc.  As of June 30, 2010, the PSN provided healthcare benefits to approximately 35,200 Medicare Advantage beneficiaries and primary care physician services to several thousand non-Humana customers for which we are paid on a fee-for-service basis.

Our Agreements with Humana

The PSN currently operates under three network agreements with Humana (collectively, the “Humana Agreements”) pursuant to which the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in certain Florida counties who have elected to receive benefits under a Humana Medicare Advantage HMO Plan (“Humana Plan Customers”).

Humana directly contracts with the Centers for Medicare & Medicaid Services (“CMS”), an agency of the United States Department of Health and Human Services, which administers the Medicare program.  Humana is paid a monthly premium payment for each Humana Plan Customer who selects one of the PSN physicians as his or her primary care physician (a “Humana Participating Customer”).  Among other factors, the monthly premium varies by customer, county, age and severity of health status.  Pursuant to the Humana Agreements, the PSN provides or arranges for the provision of covered medical services to each Humana Participating Customer.  The PSN assumes full responsibility for the provision or management of all necessary medical care for each Humana Participating Customer covered by the Humana Agreements, even for services we do not provide directly.  In return for the provision of these medical services, the PSN receives from Humana a monthly capitation fee for each Humana Participating Customer established pursuant to the Humana Agreements.  The amount we receive from Humana represents a substantial percentage of the monthly premiums received by Humana from CMS with respect to Humana Participating Customers.

The three Humana Agreements and/or any individual physician in our primary care physician network may be immediately terminated by Humana, upon written notice, (i) if the PSN and/or any of the PSN physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) if the PSN or any of its physicians fail to meet Humana’s credentialing or re-credentialing criteria; (iii) if the PSN or any of its physicians is excluded from participation in any federal healthcare program; (iv) if the PSN or any of its physicians engages in or acquiesces to any act of bankruptcy, receivership or reorganization; or (v) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). The PSN and Humana may also terminate two of the Humana Agreements covering a total of 25,800 customers upon 90 days' prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement.  These agreements may also be terminated upon 180 day notice of non-renewal by either party.  The third Humana Agreement covering 9,100 customers has a five year term expiring August 31, 2013 and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term.  After the initial five year term, either party may terminate the agreement without cause by providing to the other party 120 days prior notice.

For the approximately 5,800 Humana Participating Customers covered by one of our network agreements, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. For the remaining 29,100 Humana Participating Customers covered under our other two network agreements, our PSN is responsible for the cost of all medical care provided. To the extent the costs of providing such medical care are less than the related fees received from Humana, our PSN generates a gross profit.  Conversely, if total medical expense exceeds the fees received from Humana, our PSN experiences a deficit in gross profit.

In the first six months of 2010 and 2009, substantially all of our revenue was earned through our contracts with Humana.

Our Agreement with CarePlus

Our PSN has a network agreement with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage HMO in Florida wholly owned by Humana, which agreement permits us to provide services to CarePlus customers in 18 Florida counties.  At June 30, 2010, we provided services to approximately 300 CarePlus customers in 11 of these counties. Since the establishment of our network agreement with CarePlus, the PSN had received a monthly network administration fee for each CarePlus customer who selected one of the PSN physicians as his or her primary care physician (a “CarePlus Participating Customer”).  Commencing on February 1, 2010, the PSN began to receive a monthly capitation fee from CarePlus and assumed full responsibility for the cost of all medical services provided to each CarePlus Participating Customer.  The capitation fee represents a substantial portion of the monthly premium CarePlus is to receive from CMS.

Our Primary Care Physician Network

We have built our PSN’s primary care physician network by contracting with independent primary care physician practices for their services and by acquiring and operating our own physician practices.  Through the Humana Agreements, we have established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout the counties covered by the Humana Agreements.

Business Initiatives

Patient Centered Medical Home Certification

In February 2010, we were notified by NCQA that all eight of our owned primary care centers that applied to the National Committee for Quality Assurance (“NCQA”) for certification as a PCMH received level 3 certification, the highest available, as Patient Centered Medical Homes. We believe that our primary care centers were the first certified PCMHs in Florida and that this certification level will improve our competitive position.  We plan to apply for NCQA accreditation on our remaining three primary care centers during 2010.

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

Electronic Medical Records System

We plan to begin installation of electronic medical records system (“EMR”) at our owned centers in August 2010 and expect to have the installation completed in all of our centers during 2012.   We expect the initial installation and training costs associated with such system to be offset, over time, by better patient outcomes and cost efficiencies.

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

RECENT HEALTHCARE REFORM LEGISLATION

In March 2010, President Obama signed new healthcare reform legislation into law following its passage by the U.S. Congress.  This legislation is considered by some to be the most dramatic change to the country’s healthcare system in decades.  The legislation includes, among other things, scheduled phased reductions of Medicare Advantage payment rates.  There are a number of other potential risks to our business associated with the new legislation and other companion legislation that may be adopted in the future.  These risks are described in more detail in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies

A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009

Summary

Net income for the second quarter of 2010 was $5.8 million compared to $3.2 million in the second quarter of 2009, an increase of $2.6 million or 81.3%.  Basic and diluted earnings per share were $0.15 and $0.14, respectively, for the second quarter of 2010 as compared to $0.07 basic and diluted earnings per share for the same period in 2009.

The significant increase in net income was primarily a result of a $56 increase in our per customer per month (“PCPM”) revenue from the second quarter of 2009 to the second quarter of 2010.  The increase in revenue is primarily attributable to an increase in the risk scores of the customers we serve.  We believe this increase primarily reflects our continuing efforts to assure that our customers are properly diagnosed and assigned the appropriate Medicare risk score.  This increase was partially offset by a 5% reduction in the premium rate paid by CMS to Medicare Advantage plans effective January 1, 2010.

As a result of the increase in PCPM revenue, our total revenue increased to $92.6 million in the second quarter of 2010 from $87.1 million in the second quarter of 2009, an increase of $5.5 million or 6.3%.   Medical costs for the second quarter of 2010 were $77.6 million compared to $78.2 million for the second quarter of 2009, a decrease of approximately $600,000 or 0.8%.  PCPM medical costs remained relatively flat between the second quarter of 2010 and 2009.

Our gross profit was $15.0 million for the second quarter of 2010 as compared to $8.9 million for the second quarter of 2009, an increase of $6.1 million or 68.5%.   Our medical expense ratio (“MER”), which is computed by dividing total medical expense by revenue, was 83.8% in the second quarter of 2010 compared to 89.8% in the second quarter of 2009.  The MER represents a statistic used to measure gross profit.  The increase in MER is primarily a result of our increased revenue.

Operating expenses increased to $5.7 million in the second quarter of 2010 as compared to $4.2 million for the same period in 2009, an increase of $1.5 million or 35.7%.

Income before income tax expense in the second quarter of 2010 was $9.3 million compared to income before income tax expense of $5.1 million in the second quarter of 2009.  The increase in the income before income tax expense between the quarters is primarily a result of the increased gross profit discussed above.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services as of June 30, 2010 and 2009 and (ii) the aggregate customer months for the second quarter of both 2010 and 2009.  Customer months are the aggregate number of months of healthcare services we have provided to customers during a period of time.

Three Months Ended
June 30, 2010		June 30, 2009
Customers at End of Period	Customer Months For Quarter	Customers at End of Period	Customer Months for Quarter	Percentage Change in Customer Months Between Quarters
35,200	105,500	35,300	106,000	-0.5%

The change in total customer months is primarily a result of the net effect of new enrollments and disenrollments caused by deaths, the termination of special needs plans in certain markets, customers moving from the covered areas, customers transferring to another physician practice or customers making other insurance selections.

Revenue

The following table provides a breakdown of our sources of revenue by type for the 2010 and 2009 second quarters:

	Three Months Ended June 30		Increase	%
	2010	2009	(Decrease)	Change
PSN revenue from Humana	$92,135,000	$86,548,000	$5,587,000	6.5%
PSN fee-for-service revenue	432,000	528,000	(96,000)	-18.2%
Total revenue	$92,567,000	$87,076,000	$5,491,000	6.3%

Revenue PCPM	$877	$821

Substantially all of the PSN’s revenue during the second quarter of both 2010 and 2009 was generated pursuant to the Humana Agreements (the “Humana Related Revenue”).

Capitation fees paid to us are retroactively adjusted based on the updated health status of our customers (known as a Medicare Risk Adjustment or “MRA”).  We record an estimate of the retroactive MRA adjustment that we expect to receive in subsequent periods.  In addition, the number of customers for whom we receive capitation fees may be retroactively adjusted due to enrollment changes not yet processed or reported. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded.  We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is available and the collectibility of the amount is probable.

In July 2010, we were notified by Humana of the amount of the retroactive mid-year MRA premium increase from CMS for 2010 based on the increased risk scores of our customer base.  The retroactive mid-year adjustment totaled $8.5 million of which approximately $4.4 million relates to capitation fees earned in the first quarter of 2010 with the balance relating to capitation fees earned in the second quarter of 2010.  At March 31, 2010, we had recorded a receivable for the estimated retroactive revenue earned during the first quarter of 2010 of approximately $4.1 million.  As a result, our revenue in the second quarter of 2010 was increased by approximately $300,000, which is the difference between the originally estimated $4.1 million of retroactive revenue adjustment recorded during the first quarter of 2010 and the $4.4 million of retroactive payments estimated at June 30, 2010.   We expect to receive the $8.5 million in August 2010.

Included in due from Humana at June 30, 2010 and December 31, 2009 is $1.4 million for the final MRA revenue adjustment for 2009.   CMS will communicate the amount of this payment in August 2010.  Any difference between the amount recorded at June 30 and the amount received will be recorded in the third quarter of 2010.

In July 2009, we were notified by Humana of the amount of the retroactive mid-year MRA premium increase from CMS for 2009 based on the increased risk scores of our customer base.  This increase was effective July 1 and was retroactively applied to all premiums paid in the first half of 2009.  The retroactive mid-year adjustment totaled $10.5 million of which approximately $5.5 million relates to capitation fees earned in the first quarter of 2009 with the balance relating to capitation fees earned in the second quarter of 2009.  At March 31, 2009, we had recorded a receivable for the estimated retroactive revenue earned during the first quarter of 2009 of approximately $6.8 million.  As a result, our revenue in the second quarter of 2009 was reduced by the $1.3 million which was the difference between the originally estimated $6.8 million of retroactive revenue adjustment recorded during the first quarter of 2009 and the $5.5 million of retroactive revenue earned for that period.

The average PCPM revenue we received in the second quarter of 2010 was $877 as compared to $821 in the second quarter of 2009.  As discussed above, in 2010 CMS reduced the premium rate paid to Medicare Advantage plans by approximately 5%.  However, this was mitigated primarily by an increase in the average Medicare risk score of our customers. The $1.3 million change in the estimated 2009 first quarter mid-year MRA premium adjustment reduced revenue in 2009 by $12 PCPM.

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

We develop our estimated medical claims expense payable by using an actuarial process that is consistently applied.  The actuarial process develops a range of estimated medical claims expense payable and we record to the amount in the range that is our best estimate of the ultimate liability.  Each period, we re-examine previously recorded medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As medical claims expense recorded in prior periods becomes more exact, we adjust the amount of the estimate, and include the change in medical claims expense in the period in which the change is identified.  In each reporting period, total medical expense includes a change from the effects of more completely developed medical claims expense payable estimates associated with previously reported periods. While we believe our estimated medical claims expense payable is adequate to cover future claims payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded.

Total medical expense and the MER for the three month periods ended June 30 are as follows:

	2010	2009
Estimated medical expense for the quarter, excluding prior period claims development	$78,153,000	$79,622,000

(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	(542,000)	(1,443,000)

Total medical expense for quarter	$77,611,000	$78,179,000

Medical Expense Ratio for quarter	83.8%	89.8%

Total Medical Expense PCPM	$736	$738

In the table above, favorable adjustments to amounts we recorded in prior periods for estimated medical claims payable appear in parentheses while unfavorable adjustments do not appear in parentheses.  Favorable adjustments reduce total medical expense for the applicable period and unfavorable claims development increases total medical expense for the applicable period.

The reported MER is impacted by both revenue and expense.  Periodically we receive retroactive adjustments to the capitation fees paid to us based on the updated MRA score.  Retroactive adjustments of prior period’s capitation fees that are recorded in the current period impact the MER of that period.  If the retroactive adjustment increases revenue then the impact reduces the MER for the period.  Conversely, if the retroactive adjustment reduces revenue, then the MER for the period is higher.  These retroactive adjustments include, among other things, the mid-year and year-end MRA adjustments and settlement of Part D program premiums.  In addition, actual medical claims expense usually develops differently than estimated during the period.  Therefore, the reported MER shown in the above table will likely change as additional claim development occurs.  Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces total medical expense and the MER for the current period.  Unfavorable claims development is a result of actual medical claims expense for prior periods exceeding the original estimated cost which increases total medical expense and the MER for the current period.

A change in either revenue or medical claims expense of approximately $1 million and $900,000 would have impacted the consolidated MER by 1% in the second quarters of 2010 and 2009, respectively.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, medical claims expense includes the cost of medical services provided to Humana Participating Customers by Non-Affiliated Providers.

Total medical expense was $77.6 million and $78.2 million for the 2010 and 2009 second quarters, respectively. Approximately $73.7 million or 95.0% of our total medical expense in the first quarter 2010 and $74.6 million or 95.4% of total medical expense in the first quarter of 2009 are attributable to direct medical services such as inpatient and outpatient services, pharmacy benefits and physician services provided by Non-Affiliated Providers.  Our PCPM medical expense decreased from $738 in the second quarter of 2009 to $736 in the second quarter of 2010.

As of June 30, 2010, we estimated that our medical claims cost for services provided prior to March 31, 2010 would be approximately $542,000 less than the amount originally estimated, resulting in favorable claims development.   This decreased the medical expense ratio for the three month period ended June 30, 2010 by 0.6%.

Despite medical cost inflation, we believe that PCPM medical costs remained steady in the second quarter of 2010, as compared to the same period in 2009, due to, among other things, certain plan design changes made by Humana in selected markets to increase customer co-pays and deductibles and modify certain benefits, the elimination of certain high cost special needs plans in certain of our counties, and the continued efforts of our medical management team to assure that proper medical care is provided to our customers.

Medical center costs include the salaries, taxes and benefits of the PSN’s employed health professionals and staff providing primary care services, as well as the costs associated with the operations of those practices.  Approximately $3.9 million of the PSN’s total medical expense in the second quarter of 2010 related to physician practices we own as compared to $3.6 million in the second quarter of 2009.

At June 30, 2010, we determined that the range for estimated medical claims payable was between $25.2 million and $28.1 million and we recorded a liability of $26.5 million, the actuarial mid-point of the range.  Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of our ultimate unpaid claims liability.

Operating Expenses
	Three Months Ended June 30,		Increase	%
	2010	2009	(Decrease)	Change
Payroll, payroll taxes and benefits	$3,587,000	$2,452,000	$1,135,000	46.3%
Percentage of total revenue	3.9%	2.8%
General and administrative	2,038,000	1,742,000	296,000	17.0%
Percentage of total revenue	2.2%	2.0%
Marketing and advertising	26,000	45,000	(19,000)	-42.2%
Percentage of total revenue	0.0%	0.1%
Total operating expenses	$5,651,000	$4,239,000	$1,412,000	33.3%

Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salaries and benefits for our executive and administrative staff.  For the second quarter of 2010, payroll, payroll taxes and benefits were $3.6 million, compared to $2.5 million for the second quarter of 2009.   The increase is primarily a result of an increase in the amount accrued for employee bonuses for 2010 as a result of improved earnings in 2010.  These increases were partially offset by the reversal of $415,000 of accrued costs for our planned CEO succession upon the termination of our CEO search process.

General and Administrative

General and administrative expenses for the 2010 second quarter totaled $2.0 million as compared to $1.7 million for the second quarter of 2009, an increase of $300,000 or 17.7%.  This increase was primarily a result of an increase in educational costs associated with our PCMH implementation and certification process and costs associated with the installation of EMR.

Marketing and Advertising

Marketing and advertising costs decreased to $26,000 in the second quarter of 2010 from $45,000 in the second quarter of 2009.  We believe that our  marketing and advertising expense will increase in the future.

Gain on Sale of HMO Subsidiary

During the first quarter of 2010 we finalized the net statutory equity settlement related to the sale of the HMO and, accordingly, no gain or loss on the sale was recorded in the second quarter of 2010.  The final settlement on the sale of the HMO subsidiary was paid to us in April 2010.

During the quarter ended June 30, 2009, we recorded a $445,000 gain on the sale of our HMO subsidiary, which related to the net effect of the favorable settlements of certain obligations related to the HMO that were retained by us.

Other Income

We realized other income of $43,000 in the 2010 second quarter as compared to $30,000 in the 2009 second quarter.  Investment income in the 2010 second quarter increased $20,000 from the 2009 second quarter.  Realized and unrealized gains in our investment portfolio were approximately $48,000 in the 2010 second quarter compared to realized and unrealized losses of approximately $20,000 in the 2009 second quarter.

Income taxes

Our effective tax rate was 38.4% in the 2010 second quarter and 38.6% in the 2009 second quarter.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009

Net income for the first half of 2010 was $12.9 million compared to $7.2 million in 2009, an increase of $5.7 million or 79.2%.  Basic and diluted earnings per share for the first six months of 2010 were $0.33 and $0.31, respectively, as compared to $0.15, basic and diluted, for the same period in 2009.

The significant increase in net income between the periods was primarily a result of a 4.3% increase in our PCPM revenue as well as a 2.9% decrease in PCPM medical costs.

The increase in revenue is primarily attributable to an increase in the risk scores of the customers we serve.  We believe this increase primarily reflects our continuing efforts to assure that our customers are properly diagnosed and assigned the appropriate Medicare risk score.  This increase partially offset by a 5% reduction in the premium rate paid by CMS to Medicare Advantage plans effective January 1, 2010.

The decrease in medical costs is attributable to a number of factors, including certain plan design changes made by Humana in selected markets to increase customer co-pays and deductibles and modify certain benefits.  Such changes were primarily a response to the CMS premium reduction and expected utilization and cost increases.  In addition, certain high cost special needs plans were eliminated beginning January 2010 which reduced both our medical costs and our revenue.  We also believe that we are seeing the results of the PCMH philosophy of patient care as well as our continued efforts to improve medical care to our customers so they receive the appropriate level of medical care at the appropriate time.

Our gross profit was $32.0 million for the first six months of 2010 as compared to $19.8 million for the first half of 2009, an increase of $12.2 million or 61.6%.   Our MER was 82.8% in the first half of 2010 compared to 88.8% in the first half of 2009.  This decline in MER is primarily a result of the increase in revenue and decrease in medical costs discussed above.

Operating expenses increased to $11.5 million in the first six months of 2010 as compared to $8.8 million for the same period in 2009, an increase of $2.7 million or 30.7%.

Income before income tax expense in the first half of 2010 was $20.7 million compared to income before income tax expense of $11.7 million in the first half of 2009.  The increase in the income before income tax expense between the periods is primarily a result of the increased gross profit discussed above.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services as of June 30, 2010 and 2009 and (ii) the aggregate customer months for the first six months of both 2010 and 2009.

Six Months Ended
June 30, 2010		June 30, 2009
Customers at End of Period	Customer Months for Period	Customers at End of Period	Customer Months for Period	Percentage Change in Customer Months Between Periods
35,200	212,200	35,300	211,500	0.3%

A change in total customer months is primarily a result of the net effect of new enrollments and disenrollments caused by deaths, the termination of special needs plans in certain markets, customers moving from the covered areas, customers transferring to another physician practice or customers making other insurance selections.

Revenue

The following table provides a breakdown of our sources of revenue by type for the first six months of 2010 and 2009:

	Six Months Ended June 30		Increase	%
	2010	2009	(Decrease)	Change
PSN revenue from Humana	$184,777,000	$176,655,000	$8,122,000	4.6%
PSN fee-for-service revenue	832,000	862,000	(30,000)	-3.5%
Total PSN revenue	$185,609,000	$177,517,000	$8,092,000	4.6%

Revenue PCPM	$875	$839

Substantially all of the PSN’s revenue during the first half of both 2010 and 2009 was Humana Related Revenue.

The average PCPM revenue we received in the first six months of 2010 was $875 as compared to $839 in the first half of 2009.  As discussed above, in 2010 CMS reduced the premium rate paid to Medicare Advantage plans by approximately 5%.  However, this was mitigated primarily by an increase in the average Medicare risk score of our customers.

The fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers in our owned physician practices.

Medical Expense

Total medical expense and the MER for the six month periods ended June 30 are as follows:

	2010	2009
Estimated medical expense for the period, excluding prior period claims development	$154,239,000	$157,636,000
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	(597,000)	48,000
Total medical expense for period	$153,642,000	$157,684,000

Medical Expense Ratio for period	82.8%	88.8%

Total Medical Expense PCPM	$724	$746

A change in either revenue or medical claims expense of approximately $2.0 million would have impacted the MER by 1% in the first six months of 2010 while a change in either revenue or medical claims expense of approximately $1.8 million would have impacted the MER by 1% in the first six months of 2009.

Total medical expense was $153.6 million and $157.7 million for the first six months of 2010 and 2009, respectively. Approximately $145.7 million or 94.9% of our total medical expense in the first half of 2010 and $150.5 million or 95.4% of total medical expense in the first six months of 2009 are attributable to direct medical services such as inpatient and outpatient services, pharmacy benefits and physician services by Non-Affiliated Providers.  The decrease in total medical expense in the first half of 2010, as compared to the same period in 2009, was primarily due to, among other things, the change in certain benefits under Humana’s Medicare Advantage plans in certain covered markets, the elimination of certain high cost special needs plans in certain of our counties, and the continued efforts of our medical management team to assure that proper medical care is provided to our customers.

These factors also resulted in a decrease in our PCPM medical expense, from $746 in the first half of 2009 to $724 in the first half of 2010, and a decrease in our MER, from 88.8% in the first six months of 2009 to 82.8% in the first half of 2010.

As of June 30, 2010, we estimated that our medical claims cost for services provided prior to December 31, 2009 would be approximately $597,000 less than the amount originally estimated, resulting in favorable claims development.   This decreased the medical expense ratio for the six month period ended June 30, 2010 by 0.3%.

As of June 30, 2009, we estimated that our medical claims cost for services provided prior to December 31, 2008 would be approximately $48,000 greater than the amount originally estimated, resulting in an unfavorable claims development.  This would not significantly change the medical expense ratio for the six month period ended June 30, 2009.

Medical center costs include expenses incurred in connection with the operation of our wholly-owned physician practices and oncology center including salaries, taxes and benefits, malpractice insurance, office rent and other practice related expenses. Approximately $7.9 million of the PSN’s total medical expense in the first six months of 2010 related to physician practices we own as compared to $7.2 million in the first six months of 2009.

Operating Expenses

	Six Months Ended June 30,		Increase	%
	2010	2009	(Decrease)	Change
Payroll, payroll taxes and benefits	$7,365,000	$5,161,000	$2,204,000	42.7%
Percentage of total revenue	4.0%	2.9%
General and administrative	3,997,000	3,568,000	429,000	12.0%
Percentage of total revenue	2.2%	2.0%
Marketing and advertising	163,000	84,000	79,000	94.0%
Percentage of total revenue	0.1%	0.0%
Total operating expenses	$11,525,000	$8,813,000	$2,712,000	30.8%

Payroll, Payroll Taxes and Benefits

For the first six months of 2010, payroll, payroll taxes and benefits were $7.4 million compared to $5.2 million for the first half of 2009, an increase of approximately $2.2 million.  The increase is primarily a result of an increase in the amount accrued for employee bonuses in 2010 as a result of improved earnings in the first half of 2010.  These increases were partially offset by the reversal of $415,000 of accrued costs for our planned CEO succession upon the termination of our CEO search process.

General and Administrative

General and administrative expenses for the first six months of 2010 totaled $4.0 million, an increase of $429,000 or 12.0% from the first six months of 2009.  The increase in the PSN’s administrative costs was primarily a result of an increase in educational costs,costs associated with our PCMH implementation and certification process and costs associated with the installation of EMR.

Marketing and Advertising

Our marketing and advertising costs were $163,000 in the first half of 2010 compared to $84,000 during the same period in 2009.  We believe that marketing and advertising expenses will increase in the future.

Gain on Sale of HMO Subsidiary

During the first half of 2010, we finalized the net statutory equity settlement related to the sale of the HMO which resulted in an additional gain on the sale of the HMO of $62,000.  The final settlement was paid to us in April 2010.

During the six month period ended June 30, 2009, we recorded $445,000 as gain on sale of our HMO subsidiary, which relates to the net effect of the favorable settlements of certain obligations related to the HMO that were retained by us.

Other Income

We realized other income of $236,000 in the first six months of 2010 as compared to $265,000 in the first six months of 2009.  Investment income in the first six months of 2010 decreased by $19,000 compared to the first six months of 2009.  Realized and unrealized gains in our investment portfolio for the first six months of 2010 were approximately $4,000 while realized and unrealized gains in our investment portfolio for the first half of 2009 were approximately $26,000.

Income taxes

Our effective income tax rate was 37.8% and 38.7% in the six months of 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital surplus of approximately $40.9 million as of June 30, 2010 and $27.7 million at December 31, 2009.

Our total stockholders’ equity was approximately $54.3 million and $42.9 million at June 30, 2010 and December 31, 2009, respectively.  The increase in stockholders’ equity was primarily a result of net income of $12.9 million and stock based compensation of $2.5 million during the six month period ended June 30, 2010.

In October 2008, we announced authorization for the repurchase of up to 10 million shares of our outstanding common stock.  On each of August 3, 2009 and February 24, 2010, the Board of Directors approved a 5 million share increase to the share repurchase program, bringing the total number of shares of common stock authorized for repurchase under the program to 20 million shares.  In the first half of 2010, we repurchased 1.7 million shares of our common stock for an aggregate price of $3.9 million.  No shares were repurchased in the second quarter of 2010.  Since the repurchase program began in October 2008, we have repurchased 13.7 million shares and options exercisable to purchase 684,200 shares of our common stock for an aggregate of $27.5 million.  The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.

At June 30, 2010, we had $318,000 of long-term debt related to the acquisition of a physician practice.  In addition, as of such date, we had a line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $3.0 million.  The line of credit expires on December 31, 2010.  The line is secured by $3.25 million of short-term investments that are classified as a non-current asset.

During the six months ended June 30, 2010, our cash, equivalents and investments decreased by approximately $593,000 from the balance at December 31, 2009.

Net cash provided by operating activities during the first six months of 2010 was approximately $597,000.

Significant sources of cash from operating activities were:
•	net income of $12.9 million; and
•	share-based compensation expense of $995,000

 Significant uses of cash from operating activities were:
•	an increase in due from Humana of $12.1 million;
•	a decrease in income taxes payable of $742,000; and
•	excess tax benefits from share-based compensation of $649,000;

The increase in the due from Humana substantially relates to the receivable related to the $8.5 million retroactive mid-year MRA adjustment we have recorded at June 30, 2010. We have been notified by Humana that they intend to pay us the retroactive mid-year receivable for the first half of 2010 in August 2010. In addition, the due from Humana includes a $1.4 million receivable for the estimated retroactive MRA adjustment for 2009 that we expect to collect in September 2010.

Net cash provided by investing activities for the six months ended June 30, 2010 was primarily from the sale of $2.0 million of short term investments which was partially offset by capital expenditures of $260,000.

Our financing activities for the six months ended June 30, 2010 used $896,000 of cash, primarily in connection with the repurchase of $3.9 million of our common stock partially offset by a decrease in restricted cash held as security against the line of credit of $1.8 million, the excess tax benefits from share-based compensation of $649,000 and proceeds from the exercise of stock options of $683,000.

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

Interest Rate Risk

We monitor the third-party depository institutions that hold our cash, cash equivalents and investments. We diversify our cash, cash equivalents and investments among counterparties and investment positions to minimize exposure to any one of these entities or investments.  As of June 30, 2010, other than one of our investment positions which represented 5.7% of our total investment portfolio, none of our other investment positions represented more than 5.0% of our total investment portfolio.  Our emphasis is primarily on safety of principal while maximizing yield on those funds. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including U.S. government and agency securities, state and municipal bonds and corporate debt. As of June 30, 2010, the fair value of our investment positions was approximately $25.0 million, 70.0% of which had a term to maturity of less than two years and a credit rating by a major rating agency of A or higher.  Our investments are classified as trading securities. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, the value of our investments and/or our income from investments may decrease in the future.

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests annually and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue, EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired.  We also consider the market value of our own stock and those of companies similar to ours.   As of June 30, 2010 we believe our intangible assets are recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended June 30, 2010.

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

Reductions in Funding for Medicare Programs under the Recent Healthcare Reform Legislation and Future Related Regulations Could Have a Material Adverse Effect on Our Business, Revenue and Profitability

The President of the United States and members of the U.S. Congress have enacted significant reforms to the U.S. healthcare system. On March 23, 2010, the President signed into law The Patient Protection and Affordable Care Act, and on March 30, 2010 the President signed into law The Healthcare and Education Reconciliation Act of 2010.

The new laws impose significant new regulations and makes changes to the Medicare Advantage program.   Among other things, the new laws limit Medicare Advantage payment rates, stipulate a prescribed minimum ratio for the amount of premium revenues to be expended on medical costs, give the Secretary of Health and Human Services the ability to deny Medicare Advantage plan bids that propose significant increases in cost sharing or decreases in benefits and make certain changes to Medicare Part D.   Implementation of these and the other provisions generally vary from as early as six months from the date of enactment to as long as 2018.

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

There are numerous steps required to implement these laws including, for example, regulation necessary to determine the methodology of calculating minimum ratios for medical expenditures. Further, various health insurance reform proposals are also emerging at the state level. Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance reforms will be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business. There is also considerable uncertainty around  the impact of these reforms on the health insurance market as a whole and on our competitors’ actions. However, the enacted reforms as well as future legislative changes may have a material adverse effect on our results of operations, including lowering our reimbursement rates and increasing our expenses.

CMS announced that it would audit Medicare Advantage plans, primarily targeted based on risk score growth, for compliance by the plans and their providers with proper coding practices.  CMS began targeted medical record reviews and adjustment payment validations in late 2008, focusing on risk adjustment data from 2006 dates of service, which were the basis for premium payments for the 2007 plan year.  CMS has indicated that payment adjustments will not be limited to risk scores for the specific beneficiaries for which errors are found but may be extrapolated to the entire plan.  There can be no assurance that Humana’s Medicare Advantage plans will not be randomly selected or targeted for review by CMS or, in the event that a Humana Medicare Advantage plan is selected for a review, that the outcome of such a review will not result in a material adjustment in our revenue and profitability.  Additionally, healthcare reform legislation includes heightened inspection and enforcement provisions.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On October 3, 2008, we announced a stock repurchase plan pursuant to which our Board of Directors authorized us to repurchase up to 10 million shares of our common stock.  On each of August 3, 2009 and February 24, 2010, the Board of Directors approved a 5 million share increase to the share repurchase program, bringing the total number of shares of common stock authorized for repurchase under the program to 20 million shares.  The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.  The plan does not have a scheduled expiration date.

No common stock was repurchased under our authorized plan during the second quarter of 2010.  As of June 30, 2010, the maximum number of shares that may yet be purchased under the plan is 5,578,000.

ITEM 6.  EXHIBITS

10.1	Amended and Restated Employment Agreement, effective as of April 26, 2010, by and between the Company and Michael M. Earley (1)
10.2	Amended Director Compensation Plan*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*    filed herewith
**  furnished herewith
(1)        Incorporated by reference to our current report on Form 8-K filed on April 27, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROPOLITAN HEALTH NETWORKS, INC.
Registrant

Date: August 4, 2010	/s/ Michael M. Earley
Michael M. Earley
Chairman, Chief Executive Officer

/s/ Robert J. Sabo
Robert J. Sabo
Chief Financial Officer
(principal finance and accounting officer)