Form 10-Q
period 2010-09-30
METROPOLITAN HEALTH NETWORKS INC
filed 2010-11-03
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                      No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2010
Common Stock, $.001 par value per share	40,448,521 shares

Metropolitan Health Networks, Inc.

Index

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets
	as of September 30, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of
	Income for the Nine Months and Three Months Ended September 30, 2010 and 2009	4

	Condensed Consolidated Statements of
	Cash Flows for the Nine Months Ended
	September 30, 2010 and 2009	5

	Notes to Condensed Consolidated
	Financial Statements	6

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION	28

Item 1	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	30

SIGNATURES		30

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,
	2010	December 31,
	(unaudited)	2009
ASSETS
CURRENT ASSETS
Cash and equivalents	$11,976,132	$6,794,809
Investments, at fair value	30,147,341	27,036,310
Due from Humana, net	10,069,968	-
Accounts receivable from patients, net	784,349	517,314
Inventory	258,394	216,170
Prepaid expenses and other current assets	971,351	639,634
Deferred income taxes	517,358	510,816
TOTAL CURRENT ASSETS	54,724,893	35,715,053

PROPERTY AND EQUIPMENT, net	1,893,897	1,909,635
RESTRICTED CASH AND INVESTMENTS	3,262,840	6,444,678
DEFERRED INCOME TAXES, net of current portion	1,491,382	1,167,475
OTHER INTANGIBLE ASSETS, net	651,063	930,569
GOODWILL	4,362,332	4,362,332
OTHER ASSETS	801,747	802,500
TOTAL ASSETS	$67,188,154	$51,332,242

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$316,293	$455,306
Accrued payroll and payroll taxes	3,890,795	2,959,708
Income taxes payable	450,475	2,271,638
Due to Humana, net	-	1,385,200
Accrued expenses	1,209,274	618,575
Current portion of long-term debt	318,182	318,182
TOTAL CURRENT LIABILITIES	6,185,019	8,008,609

LONG-TERM DEBT, net of current portion	238,636	397,727
TOTAL LIABILITIES	6,423,655	8,406,336

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; stated value $100 per share;
10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
40,444,721 and 40,902,391 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	40,445	40,902
Additional paid-in capital	21,488,109	23,329,290
Retained earnings	38,735,945	19,055,714
TOTAL STOCKHOLDERS' EQUITY	60,764,499	42,925,906
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,188,154	$51,332,242

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$276,771,877	$265,655,152	$91,163,160	$88,138,389

MEDICAL EXPENSE
Medical claims expense	215,962,391	227,399,839	70,236,604	76,929,010
Medical center costs	11,809,643	10,795,722	3,893,417	3,582,353
Total Medical Expense	227,772,034	238,195,561	74,130,021	80,511,363
GROSS PROFIT	48,999,843	27,459,591	17,033,139	7,627,026

OPERATING EXPENSES
Payroll, payroll taxes and benefits	11,227,453	7,413,908	3,862,009	2,252,490
General and administrative	6,257,154	5,431,880	2,260,166	1,863,853
Marketing and advertising	269,058	202,092	105,949	118,334
Total Operating Expenses	17,753,665	13,047,880	6,228,124	4,234,677
OPERATING INCOME BEFORE GAIN ON SALE OF HMO SUBSIDIARY	31,246,178	14,411,711	10,805,015	3,392,349

Gain on sale of HMO subsidiary	62,440	811,470	-	366,470
OPERATING INCOME	31,308,618	15,223,181	10,805,015	3,758,819

OTHER INCOME (EXPENSE)
Investment income, net	391,780	351,301	145,161	85,838
Other income (expense), net	(20,596)	(6,592)	(10,319)	(6,081)
Total other income (expense)	371,184	344,709	134,842	79,757
INCOME BEFORE INCOME TAXES	31,679,802	15,567,890	10,939,857	3,838,576
INCOME TAX EXPENSE	11,999,568	5,954,963	4,150,368	1,412,095
NET INCOME	$19,680,234	$9,612,927	$6,789,489	$2,426,481

EARNINGS PER SHARE
Basic	$0.50	$0.21	$0.17	$0.05
Diluted	$0.48	$0.20	$0.16	$0.05

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$19,680,234	$9,612,927
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	697,778	659,989
Gain on sale of HMO subsidiary	(62,440)	(811,470)
Unrealized losses (gains) on short-term investments	14,062	(64,446)
Restricted cash from sale of HMO subsidiary	-	(5,439)
Share-based compensation expense	1,379,917	809,229
Shares issued for director fees	209,513	119,186
Excess tax benefits from share-based compensation	(359,181)	-
Deferred income taxes	28,732	(514,873)
Loss on sale of fixed assets	-	572
Changes in operating assets and liabilities:
Accounts receivable	(267,035)	(426,457)
Due to/from Humana, net	(11,392,728)	6,965,948
Inventory	(42,224)	134,599
Prepaid expenses and other current assets	(331,717)	84,795
Other assets	(18,759)	(6,870)
Accounts payable	(139,016)	292,998
Accrued payroll and payroll taxes	931,087	(987,631)
Income taxes payable	(1,821,163)	(1,136,164)
Accrued expenses	590,699	(947,163)
Net cash provided by operating activities	9,097,759	13,779,730

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Purchase (sale) of short-term investments	(3,125,093)	1,675,682
Release of escrow from sale of HMO subsidiary	1,400,000	-
Cash paid for physician practice acquisition	-	(1,000,000)
Capital expenditures	(383,022)	(678,050)
Net cash (used in) investing activities	(2,108,115)	(2,368)

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Stock repurchases	(4,488,115)	(11,315,275)
Reduction of restricted cash	1,781,838	-
Proceeds from exercise of stock options	697,866	-
Excess tax benefits from share-based compensation	359,181	-
Repayment of long-term debt	(159,091)	-
Net cash (used in) financing activities	(1,808,321)	(11,315,275)
NET INCREASE IN CASH AND EQUIVALENTS	5,181,323	2,462,087
CASH AND EQUIVALENTS - beginning of period	6,794,809	2,701,243
CASH AND EQUIVALENTS - end of period	$11,976,132	$5,163,330

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1       UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Metropolitan Health Networks, Inc. and subsidiaries (referred to as “Metropolitan,”  “the Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2010 or future periods.

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

To deliver care, we utilize our wholly-owned medical practices and have also contracted directly or indirectly through Humana with medical practices, service providers and hospitals (collectively the “Affiliated Providers”).  For the approximately 5,800 Humana Participating Customers covered under our network agreement covering Miami-Dade, Broward and Palm Beach counties, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. For the approximately 28,800 remaining Humana Participating Customers covered under our other two network agreements, our PSN is responsible for the cost of all medical care provided.

In return for managing these healthcare services, the PSN receives a monthly capitation fee from Humana which represents a substantial portion of the monthly premium Humana receives from CMS.

At September 30, 2010, the Humana Agreements enable the PSN to provide services to Humana customers in 29 Florida counties.  We currently have operations in 16 of these counties.

Our PSN also has a network agreement with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage health plan in Florida wholly-owned by Humana, which covered approximately 350 customers at September 30, 2010.  Pursuant to this agreement the PSN has the right to manage, on a non-exclusive basis, healthcare services to Medicare beneficiaries in certain Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans (each, a “CarePlus Plan Customer”).  Like Humana, CarePlus directly contracts with CMS and is paid a monthly premium payment by CMS for each CarePlus Plan Customer.  In return for managing these healthcare services, the PSN had traditionally received a monthly network administration fee for each CarePlus Participating Customer.  Commencing on February 1, 2010, the PSN began to receive a monthly capitation fee for each CarePlus Plan Customer who selects one of the PSN physicians as his or her primary care physician (a “CarePlus Participating Customer”) from CarePlus and assumed full responsibility for the cost of all medical services provided to each.  The capitation fee represents a substantial portion of the monthly premium CarePlus receives from CMS.

At September 30, 2010, we operated in 11 of the 18 Florida counties covered by the CarePlus network agreement.

NOTE 3        REVENUE

Revenue is primarily derived from risk-based health insurance arrangements in which a monthly capitation fee is paid to us on a monthly basis.  We assume the economic risk of funding our customers’ healthcare services and related administrative costs. Revenue is recognized in the period in which our customers are entitled to receive healthcare services.  Because we have the obligation to fund medical expenses, we recognize revenue and medical expenses for these contracts in our consolidated financial statements.

Periodically we receive retroactive adjustments to the capitation fees paid to us based on the updated health status of our customers (known as a Medicare Risk Adjustment or “MRA” score).  The factors considered in this update include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program.  In addition, the number of customers for whom we receive capitation fees may be retroactively adjusted due to enrollment changes not yet processed or reported. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded.  We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is available, and either the collectibility of the amount is reasonably assured or the likelihood of repayment is probable.

Our PSN’s wholly owned medical practices also provide medical care to non-Humana customers on a fee-for-service basis.  These services are typically billed to customers, Medicare, Medicaid, health maintenance organizations and insurance companies. Fee-for-service revenue, which was less than 1.0% of total revenue in both the three and nine months ended September 30, 2010 and 2009, is recorded at the net amount expected to be collected from the customer or from the insurance company paying the bill.  Often this amount is less than the charge that is billed and such discounts reduce the revenue recorded.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Estimated medical expense for the period, excluding prior period claims development	$228,295,000	$237,987,000	$74,141,000	$81,205,000
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	(523,000)	209,000	(11,000)	(694,000)
Total medical expense for the period	$227,772,000	$238,196,000	$74,130,000	$80,511,000

In the table above, favorable adjustments to amounts we recorded in prior periods for estimated medical claims payable appear in parentheses while unfavorable adjustments do not appear in parentheses.  Favorable adjustments reduce total medical expense for the applicable period and unfavorable claims development increases total medical expense for the applicable period.

Total medical expense includes, among other things, the expense of operating our wholly owned practices, capitated payments made to affiliated primary care physicians and specialists, hospital costs, outpatient costs, pharmaceutical expense, and premiums we pay to reinsurers, net of the related reinsurance recoveries.  Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to customers. Pharmacy expense is recognized when incurred by the customer, net of rebates from drug manufacturers. Rebates are recognized when the rebates are earned according to the contractual arrangements with the respective vendors.

We assume responsibility for substantially all of the cost of all medical services provided to the customer.  To the extent that customers require more frequent or expensive care than was anticipated, the capitation fee we receive may be insufficient to cover the costs of care provided. When it is probable that expected future healthcare and maintenance costs will exceed the anticipated revenue on the agreement, we would recognize a premium deficiency liability in current operations. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as future operating losses under these contracts are charged to the liability previously established. There are no premium deficiency liabilities recorded at September 30, 2010 or December 31, 2009, and we do not anticipate recording a premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

NOTE 5     PRESCRIPTION DRUG BENEFITS UNDER MEDICARE PART D

We provide prescription drug benefits to our Humana Participating Customers in accordance with the requirements of Medicare Part D. The benefits covered under Medicare Part D are in addition to the inpatient and outpatient benefits covered by the PSN under Medicare Parts A and B.  Premium revenue for the provision of Part D insurance coverage is included in our monthly capitation fee from Humana.

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

NOTE 6     MAJOR CUSTOMER

Revenue from Humana accounted for approximately 99.6% and 99.2% of our total revenue in the third quarters of 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, revenue from Humana accounted for 99.6% and 99.4%, respectively, of our total revenue.

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

In August 2010, we were notified of the final retroactive MRA premium increase for services provided in 2009.  The amount of the increase was not materially different than the estimates we recorded at December 31, 2009 and June 30, 2010.  In August 2009, we were notified by Humana of the final retroactive MRA premium increase for services provided in 2008 based on the increased risk score of our customer base.  The increase totaled $3.0 million as compared to the estimated increase of $3.8 million that we had recorded at December 31, 2008 and June 30, 2009.  The difference reduced revenue and income before income taxes in the three and nine months ended September 30, 2009 by $800,000.

The Humana Agreements and/or any individual physician in our primary care physician network may be immediately terminated by Humana, upon written notice, (i) if the PSN and/or any of the PSN physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) if the PSN or any of its physicians fail to meet Humana’s credentialing or re-credentialing criteria; (iii) if the PSN or any of its physicians is excluded from participation in any federal healthcare program; (iv) if the PSN or any of its physicians engages in or acquiesces to any act of bankruptcy, receivership or reorganization; or (v) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). The PSN and Humana may also terminate two of the Humana Agreements covering a total of 25,400 customers upon 90 days' prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement.  These agreements may also be terminated upon 180 day notice of non-renewal by either party.  The third Humana Agreement covering 9,200 customers has a five-year term expiring August 31, 2013 and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term.  After the initial five-year term, either party may terminate the agreement without cause by providing to the other party 120 days prior notice.

Amounts due to/from Humana consisted of the following:

	September 30,	December 31,
	2010	2009
Due from Humana	$36,153,000	$39,278,000
Due to Humana	(26,083,000)	(40,663,000)
Total due from/(to) Humana	$10,070,000	$(1,385,000)

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

NOTE 7       INVESTMENTS

Investments, which are recorded at fair value, are as follows:

	September 30,	December 31,
	2010	2009
Cash and money market funds	$2,988,000	$1,094,000
United States Government & Agency Securities	4,783,000	3,707,000
State and Municipal Bonds	16,907,000	19,878,000
Corporate Bonds	5,469,000	2,357,000
Total Investments	$30,147,000	$27,036,000

Investments consist solely of trading securities.  Trading securities are classified as Level 1 under the fair value hierarchy because the fair value of our investments is based on the closing market price of the security in an active market for identical assets.  Unrealized gains and losses are included in earnings.  For trading securities held at September 30, 2010, the amount of cumulative unrealized gains was $141,000.  In the third quarter of 2010, investment income included $6,000 of net realized gains.  In the third quarter of 2009, investment income included no net realized gains.  For the nine months ended September 30, 2010 and 2009, investment income included realized gains of $25,000 and $26,000, respectively.

NOTE 8       INCOME TAXES

We applied an estimated effective income tax rate of 37.9% and 36.8% for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, the effective income tax rate was 37.9% and 38.3%, respectively.  The lower tax rate in the nine month period for 2010 was primarily a result of a change in the estimated 2009 tax provision.  The effective income tax rate for 2009 was 38.1%.

We are subject to income taxes in the U.S. federal jurisdiction and the State of Florida.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.  We have utilized all of our available net operating loss carryforwards, including net operating loss carryforwards related to years prior to 2005.  These net operating losses are open for examination by the relevant taxing authorities.  The statute of limitations for the federal and Florida 2007 tax years will expire in the next twelve months.

NOTE 9        STOCKHOLDERS’ EQUITY

We have a stock repurchase program in place that authorizes us to repurchase up to 20 million shares of our outstanding common stock.  In the third quarter of 2010, we repurchased 158,000 shares of our common stock for an aggregate price of $555,000.  In 2010, we have repurchased 1.9 million shares of our common stock for an aggregate price of $4.5 million.  Since the repurchase program began in October 2008, through September 30, 2010, we have repurchased 13.9 million shares and options exercisable to purchase 684,200 shares of our common stock for an aggregate of $28.1 million.  The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.

During the three months ended September 30, 2010, options to purchase 22,125 shares of our common stock were exercised.  For the nine months ended September 30, 2010, options to purchase 1.0 million shares of our common stock were exercised.

During the nine months ended September 30, 2010, we issued a total of 102,012 restricted shares of common stock and options to purchase 35,934 shares of common stock to the non-management members of our Board of Directors. During the three months ended September 30, 2010, we issued 30,144 restricted shares to the non-management members of our Board of Directors.  The restricted shares issued during the three months ended September 30, 2010, are scheduled to vest approximately twelve months from the date of grant.  The balance of the restricted shares and stock options issued during the nine months ended September 30, 2010, are scheduled to vest approximately fifteen months from the date of grant.   The stock options have an exercise price equal to the closing price of our common stock on the grant date. Compensation expense related to the restricted stock and options will be recognized ratably over the vesting period.

During the three months ended September 30, 2010, we did not issue any stock options or restricted shares of our common stock to employees.  During the nine months ended September 30, 2010, we issued to employees 648,000 restricted shares of common stock and options to purchase 1.1 million shares of common stock. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date.  Compensation expense related to the restricted stock and options will be recognized ratably over the vesting period.

NOTE 10        EARNINGS PER SHARE

Earnings per share, basic, is computed using the weighted average number of common shares outstanding during the period.  Earnings per share, diluted, is computed using the weighted average number of common shares outstanding during the period, adjusted for incremental shares attributed to outstanding options, convertible preferred stock and unvested shares of restricted stock.

Earnings per share, basic and diluted, are calculated as follows:
	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Basic
Net income	$19,680,000	$9,613,000	$6,789,000	$2,426,000
Less: Preferred stock dividend	(38,000)	(38,000)	(13,000)	(13,000)
Income available to common stockholders	$19,642,000	$9,575,000	$6,776,000	$2,413,000
`
Weighted average common shares outstanding	39,122,000	45,588,000	39,340,000	44,038,000
Earnings per share, basic	$0.50	$0.21	$0.17	$0.05

Diluted
Net income	$19,680,000	$9,613,000	$6,789,000	$2,426,000

Denominator:
Weighted average common shares outstanding	39,122,000	45,588,000	39,340,000	44,038,000
Common share equivalents of outstanding stock:
Convertible preferred stock	659,000	881,000	351,000	646,000
Unvested restricted stock	481,000	239,000	551,000	307,000
Options	1,072,000	290,000	1,206,000	514,000
Weighted average common shares outstanding	41,334,000	46,998,000	41,448,000	45,505,000
Earnings per share, diluted	$0.48	$0.20	$0.16	$0.05

The following securities were not included in the computation of diluted earnings per share for the respective periods as their effect would be anti-dilutive:

	Nine Months Ended September 30,		Three Months Ended September 30,
Security Excluded From Computation	2010	2009	2010	2009
Stock Options	384,000	3,217,000	199,000	1,498,000
Unvested restricted stock	161,000	119,000	24,000	-

NOTE 11      PHYSICIAN PRACTICE ACQUISITIONS

In October 2010, we entered into a definitive agreement to acquire the assets and assume certain liabilities of an existing affiliated independent primary care physician practice.  At September 30, 2010, the practice included approximately 450 Humana Participating Customers.  This transaction is expected to close during the first quarter of 2011.

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

Guarantees

In connection with the sale of the assets of our pharmacy division in 2003, the purchaser of the pharmacy assets agreed to assume our obligation under a lease which runs through 2012.  In the event of the purchaser’s default, we could be responsible for future lease payments totaling approximately $243,000 at September 30, 2010.  We are not currently aware of any defaults.

NOTE 13     GAIN ON SALE OF HMO SUBSIDIARY

During the first quarter of 2010, we finalized the net statutory equity settlement related to the sale of the HMO and, accordingly, no gain or loss on the sale was recorded in the third quarter of 2010.  The final settlement was paid to us in April 2010.

In the third quarter of 2009, we adjusted the final estimated working capital settlement related to the sale of the HMO by $366,000, which represents the amount that the final 2009 retroactive MRA increase received during the third quarter of 2009 exceeded the receivable we recorded for this estimated settlement at the date of the sale of the HMO.

NOTE 14      RECENT ACCOUNTING PRONOUNCEMENTS

In August 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the FASB Financial Accounting Standards Codification that requires the cost of malpractice claims or similar contingent liabilities shall no longer be presented net of anticipated insurance recoveries. An entity that is indemnified for these liabilities shall recognize an insurance receivable at the same time that it recognizes the liability, measured on the same basis as the liability, subject to the need for a valuation allowance for uncollectible amounts. The amendment also discusses the accounting for insurance claims costs, including estimates of costs relating to incurred-but-not-reported claims and the accounting for loss contingencies. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.

This amendment will have no effect on the current method we use to record these liabilities.  The amendment will require us to reflect as a liability amounts that may be payable for malpractice costs or similar contingent liabilities.  In addition, we will record a receivable for the expected insurance recovery related to these liabilities.  At September 30, 2010, we believe that all such liabilities will be covered by insurance.

NOTE 15      SUBSEQUENT EVENTS

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

Specifically, this report contains forward-looking statements, including statements regarding the following topics:

•	the ability of our provider services network (“PSN”) to renew those Humana Agreements (as defined below) with one-year renewable terms and maintain all of the Humana Agreements on favorable terms;

•	our ability to make reasonable estimates of Medicare retroactive premium adjustments; and

•	our ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported (“IBNR”) claims.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the United States Securities and Exchange Commission (the “Commission”), including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in Item 1A “Risk Factors” included in this From 10-Q.

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

BACKGROUND

Through our PSN, we provide and arrange for medical care primarily to Medicare Advantage beneficiaries in various counties in the State of Florida who have enrolled in health plans primarily operated by Humana, Inc. (“Humana”), or its subsidiaries, one of the largest participants in the Medicare Advantage program in the United States.  We operate the PSN through our wholly owned subsidiary, Metcare of Florida, Inc.  As of September 30, 2010, the PSN provided healthcare benefits to approximately 35,000 Medicare Advantage beneficiaries and primary care physician services to several thousand non-Humana customers for which we are paid on a fee-for-service basis.

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

The Humana Agreements and/or any individual physician in our primary care physician network may be immediately terminated by Humana, upon written notice, (i) if the PSN and/or any of the PSN physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) if the PSN or any of its physicians fail to meet Humana’s credentialing or re-credentialing criteria; (iii) if the PSN or any of its physicians is excluded from participation in any federal healthcare program; (iv) if the PSN or any of its physicians engages in or acquiesces to any act of bankruptcy, receivership or reorganization; or (v) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment). The PSN and Humana may also terminate two of the Humana Agreements covering a total of 25,400 customers upon 90 days' prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement.  These agreements may also be terminated upon 180 day notice of non-renewal by either party.  The third Humana Agreement covering 9,200 customers has a five-year term expiring August 31, 2013 and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term.  After the initial five-year term, either party may terminate the agreement without cause by providing to the other party 120 days prior notice.

For the approximately 5,800 Humana Participating Customers covered by one of our network agreements, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. For the remaining 28,800 Humana Participating Customers covered under our other two network agreements, our PSN is responsible for the cost of all medical care provided. To the extent the costs of providing such medical care are less than the related fees received from Humana, our PSN generates a gross profit.  Conversely, if total medical expense exceeds the fees received from Humana, our PSN experiences a deficit in gross profit.

For the three and nine months ended September 30, 2010 and 2009, substantially all of our revenue was earned through our contracts with Humana.

Our Agreement with CarePlus

Our PSN has a network agreement with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage HMO in Florida wholly owned by Humana, which agreement permits us to provide services to CarePlus customers in 18 Florida counties.  At September 30, 2010, we provided services to approximately 350 CarePlus customers in 11 of these counties. Since the establishment of our network agreement with CarePlus, the PSN had received a monthly network administration fee for each CarePlus customer who selected one of the PSN physicians as his or her primary care physician (a “CarePlus Participating Customer”).  Commencing on February 1, 2010, the PSN began to receive a monthly capitation fee from CarePlus and assumed full responsibility for the cost of all medical services provided to each CarePlus Participating Customer.  The capitation fee represents a substantial portion of the monthly premium CarePlus receives from CMS.

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

In October 2010, we entered into a definitive agreement to acquire an existing affiliate provider’s primary care practice.  At September 30, 2010, this practice included approximately 450 members which are included in the number of Humana Participating Customers discussed above.

Business Initiatives

We continue to invest resources in people, processes and technology to assure that our customers receive effective care.  Some of our key initiatives are described below.  We expect the initial installation and training costs associated with these initiatives to increase in 2011 and we believe that, over time, these costs will be offset by better patient outcomes and operating efficiencies.

Patient Centered Medical Home Recognition

In February 2010, we were notified by National Committee for Quality Assurance (“NCQA”) that all eight of our owned primary care centers that applied to the NCQA have been recognized by the National Committee for Quality Assurance (NCQA) as a level 3 National Physician Practice Connections® — Patient-Centered Medical Home™ (PPC®-PCMH™), the highest recognition available. We believe that our primary care centers were the first recognized PCMHs in Florida and that this recognition improves our competitive position.  We plan to apply for NCQA recognition on our two remaining primary care centers and our oncology practice during the first half of 2011.

The Patient Centered Medical Home (“PCMH”) is a developed approach to provide comprehensive medical care.  Under this approach, care is delivered through a physician-led healthcare team which utilizes information technology and evidence-based medicine to enhance communication and customer access, improve clinical outcomes, and ensure continuity and coordination of care, thereby adding value to the healthcare consumer.  We believe that our approach to care is philosophically and operationally aligned with the PCMH principles.  However, to function as a true certified PCMH, medical practices must first develop and implement processes and systems to deliver this product consistently, efficiently, and effectively.  We believe that we are aligned with the PCMH principles.

Electronic Medical Records System

We began installation of electronic medical records system (“EMR”) at one of our owned centers in August 2010 and we expect to have the installation completed in all of our centers during 2012.

Appropriate Risk Coding

We strive to assure that our customers are assigned the proper risk scores. Our processes include ongoing training of medical staff responsible for coding and routine auditing of patient charts to assure risk-coding compliance.  Customers with higher risk codes generally require more healthcare resources than those with lower risk codes.  Proper coding helps to assure that we receive premiums consistent with the cost of treating these customers. Our efforts related to coding compliance are ongoing and we continue to commit additional resources to this important discipline.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

Net income for the third quarter of 2010 was $6.8 million or $0.17 per basic and $0.16 per diluted share compared to net income of $2.4 million or $0.05 per basic and diluted share for the third quarter of 2009, an increase of $4.4 million or 183.3%.  The gain on the sale of the HMO subsidiary of $366,000 in the third quarter of 2009 did not change the reported earnings per share.

The increase in net income was primarily a result of a $42 increase in our per customer per month (“PCPM”) revenue from the third quarter of 2009 to the third quarter of 2010.  As a result of the increase in PCPM revenue, our total revenue increased to $91.2 million in the third quarter of 2010 from $88.1 million in the third quarter of 2009, an increase of $3.1 million or 3.5%.   The increase in revenue is primarily attributable to an increase in the risk scores of the customers we serve.  We believe this increase primarily reflects our continuing efforts to assure that our customers are properly diagnosed and assigned the appropriate Medicare risk score.  This increase was partially offset by a 5% reduction in the premium rate paid by CMS to Medicare Advantage plans effective January 1, 2010 and a 1.5% reduction in the number of customer months for the quarter.

Medical costs for the third quarter of 2010 were $74.1 million compared to $80.5 million for the third quarter of 2009, a decrease of approximately $6.4 million or 8.0%.  PCPM medical costs decreased $49.  The decrease in medical costs is attributable to a number of factors, including certain plan design changes made by Humana in selected markets to increase customer co-pays and deductibles and modify certain benefits.  Such changes were primarily a response to the CMS premium reduction and expected utilization and cost increases.  In addition, certain high cost special needs plans were eliminated in January 2010 which reduced both our medical costs and our revenue.  We also believe that we are seeing the results of the PCMH philosophy of patient care as well as our continued efforts to improve medical care to our customers so they receive the appropriate level of medical care at the appropriate time.

Our gross profit was $17.0 million for the third quarter of 2010 as compared to $7.6 million for the third quarter of 2009, an increase of $9.4 million or 123.7%.

Our medical expense ratio (“MER”), which is computed by dividing total medical expense by revenue, was 81.3% in the third quarter of 2010 compared to 91.3% in the third quarter of 2009.  The MER represents a statistic used to measure gross profit.  The decrease in MER is a result of our increased revenue and lower medical costs.

Operating expenses increased to $6.2 million in the third quarter of 2010 as compared to $4.2 million for the same period in 2009, an increase of $2.0 million or 47.6%.

Income before income taxes in the third quarter of 2010 was $10.9 million compared to income before income taxes of $3.8 million in the third quarter of 2009.  The increase in the income before income taxes between the periods is primarily a result of the increased gross profit discussed above reduced primarily by the increase in our operating expenses.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services as of September 30, 2010 and 2009 and (ii) the aggregate customer months for the third quarter of both 2010 and 2009.  Customer months are the aggregate number of months of healthcare services we have provided to customers during a period of time.

September 30, 2010		September 30, 2009
Customers at End of Period	Customer Months For Quarter	Customers at End of Period	Customer Months For Quarter	Percentage Change in Customer Months Between Quarters
35,000	105,200	35,800	106,800	-1.5%

The change in total customer months for 2010 as compared to 2009 is primarily a result of the net effect of the elimination of certain high cost special needs plans, new enrollments and disenrollments, deaths, customers moving from the covered areas, customers transferring to another physician practice or customers making other insurance selections.

Revenue

The following table provides a breakdown of our sources of revenue:

	Three Months Ended September 30,		$ Increase	%
	2010	2009	(Decrease)	Change
Revenue from Humana	$90,819,000	$87,427,000	$3,392,000	3.9%
Fee-for-service revenue	344,000	711,000	(367,000)	-51.6%
Total PSN revenue	$91,163,000	$88,138,000	$3,025,000	3.4%

Revenue PCPM	$867	$825

In the third quarter of 2010, the 5.1% increase in our PCPM revenue, which resulted primarily from an increase in the Medicare risk score of our customers, was mitigated primarily by a 5% CMS premium rate reduction in 2010.

Periodically, we receive retroactive adjustments to the premiums paid to us based on the updated MRA scores of our customers.  The factors considered in this update include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program.  In addition, the number of customers for whom we receive capitation fees may be retroactively adjusted due to enrollment changes not yet processed or reported. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded.  We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is available, and either the collectibility of the amount is reasonably assured, or the likelihood of repayment is probable.

In the third quarter of 2010, we were notified of the final retroactive MRA premium increase for services provided in 2009.  The amount of the increase was not materially different than the estimates we recorded at December 31, 2009 and June 30, 2010.  In the third quarter of 2009, we were notified by Humana of the final retroactive MRA premium increase for services provided in 2008 based on the increased risk score of our customer base.  The increase totaled $3.0 million as compared to the estimated increase of $3.8 million that we had recorded at December 31, 2008 and June 30, 2009.  The difference reduced revenue and income before income taxes in the three and nine months ended September 30, 2009 by $800,000.

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

Total medical expense and the MER are as follows:

	Three Months Ended September 30,
	2010	2009
Estimated medical expense for the quarter, excluding prior period claims development	$74,141,000	$81,205,000
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	(11,000)	(694,000)

Total reported medical expense for quarter	$74,130,000	$80,511,000

Reported Medical Expense Ratio for Quarter	81.3%	91.3%

Medical Expense PCPM	$705	$754

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

A change in either revenue or medical claims expense of approximately $1.0 million would have impacted the consolidated MER by 1% in the third quarter of 2010 while a change in either revenue or medical claims expense of approximately $900,000 would have impacted the MER by 1% in the third quarter of 2009.

Total medical expense was $74.1 million and $80.5 million for the 2010 and 2009 third quarters, respectively. Approximately $70.2 million or 94.7% of our total medical expense in the third quarter 2010 and $76.9 million or 95.5% of total medical expense in the third quarter of 2009 are attributable to direct medical services such as inpatient and outpatient services, pharmacy benefits and physician services provided by Non-Affiliated Providers.

Our PCPM medical expense decreased from $754 in the third quarter of 2009 to $705 in the third quarter of 2010. Despite medical cost inflation, we believe that PCPM medical costs decreased in the third quarter of 2010, as compared to the same period in 2009, due to, among other things, certain plan design changes made by Humana in selected markets to increase customer co-pays and deductibles and modify certain benefits, the elimination of certain high cost special needs plans in certain of our counties, and the continued efforts of our medical management team to assure that proper medical care is provided to our customers.

The increase in revenue and reduction in medical costs resulted in a decrease in our MER, from 91.4% in the third quarter of 2009 to 81.3% in the third quarter of 2010.  Our MER was 88.4% and 88.5% in fiscal years 2009 and 2008, respectively.  A number of factors impacting both revenue and medical expense that are discussed in this Management’s Discussion and Analysis have positively impacted our MER for the three month period ended September 30, 2010.  Although we continue to develop and execute programs and initiatives to positively impact both revenue and medical expense, there is no assurance that we will be able to maintain our MER at this historically low level.

As of September 30, 2010, we estimated that our medical claims cost for services provided prior to June 30, 2010 would be approximately $11,000 less than the amount originally estimated, resulting in favorable claims development.   This change in estimate did not materially affect our MER for the three months ended September 30, 2010.

As of September 30, 2009, we estimated that our medical claims cost for services provided prior to June 30, 2009 would be approximately $694,000 less than the amount originally estimated, resulting in favorable claims development.  This change in estimate reduced the medical expense ratio for the three months ended September 30, 2009 by 0.8%.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, medical claims expense includes the cost of medical services provided to Humana Participating Customers by Non-Affiliated Providers.

Medical center costs include expenses incurred in connection with the operation of our wholly-owned physician practices and oncology center including salaries, taxes and benefits, malpractice insurance, office rent and other practice related expenses. Approximately $3.9 million of the PSN’s total medical expense in the third quarter of 2010 related to physician practices we own as compared to $3.6 million in the third quarter of 2009.  The increase is due primarily to the office acquired in July 2009 and an increase in our offices’ staff and additional technology costs as we transition to a patient centered medical home model.

At September 30, 2010, we determined that the range for estimated medical claims payable was between $23.2 million and $25.9 million and we recorded a liability of $24.3 million, the actuarial mid-point of the range.  Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Operating Expenses

	Three Months Ended September 30,		Increase	%
	2010	2009	(Decrease)	Change
Payroll, payroll taxes and benefits	$3,862,000	$2,253,000	$1,609,000	71.4%
Percentage of total revenue	4.2%	2.6%
General and administrative	2,260,000	1,864,000	396,000	21.2%
Percentage of total revenue	2.5%	2.1%
Marketing and advertising	106,000	118,000	(12,000)	-10.2%
Percentage of total revenue	0.1%	0.1%
Total operating expenses	$6,228,000	$4,235,000	$1,993,000	47.1%

Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salaries and benefits for our executive and administrative staff.  For the third quarter of 2010, payroll, payroll taxes and benefits were $3.9 million, compared to $2.3 million for the third quarter of 2009.   The increase is primarily a result of an increase in the amount accrued for employee bonuses for 2010 as a result of improved earnings in 2010 as well as increases in salary costs associated with the implementation of our patient centered medical homes and the installation of EMR.

General and Administrative

General and administrative expenses for the 2010 third quarter totaled $2.3 million as compared to $1.9 million for the third quarter of 2009, an increase of $400,000 or 21.1%.  This increase was primarily a result of an increase in the fees of an outside entity to review our risk score coding compliance.

Marketing and Advertising

Marketing and advertising costs decreased to $106,000 in the third quarter of 2010 from $118,000 in the third quarter of 2009.  We believe that our marketing and advertising expense will increase in the future.

Gain on Sale of HMO Subsidiary

During the first quarter of 2010, we finalized the net statutory equity settlement related to the sale of the HMO and, accordingly, no gain or loss on the sale was recorded in the third quarter of 2010.  The final settlement was paid to us in April 2010.

In the third quarter of 2009, we adjusted the final estimated working capital settlement related to the sale of the HMO by $366,000, which represents the amount that the final 2009 retroactive MRA increase received during the third quarter of 2009 exceeded the receivable we recorded for this estimated settlement at the date of the sale of the HMO.

Other Income

Other income was $135,000 in the 2010 third quarter as compared to $80,000 in the 2009 third quarter.  Investment income in the 2010 third quarter increased $59,000 from the 2009 third quarter to $145,000.  Realized and unrealized gains in our investment portfolio were approximately $42,000 in the 2010 third quarter compared to realized and unrealized losses of $14,000 in the 2009 third quarter.

Income taxes

Our effective income tax rate was 37.9% in the 2010 third quarter and 36.8% in the 2009 third quarter.  The effective income tax rate for 2009 was 38.1%.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

Net income for the first nine months of 2010 was $19.7 million compared to $9.6 million in 2009, an increase of $10.1 million or 105.2%.  Basic and diluted earnings per share for the first nine months of 2010 were $0.50 and $0.48, respectively, as compared to $0.21 per basic share and $0.20 per diluted share for the same period in 2009. The gain on the sale of the HMO subsidiary of $811,000 in the first nine months of 2009 increased basic and diluted earnings per share by $0.01.

The significant increase in net income between the periods was primarily a result of an increase in our PCPM revenue while our PCPM medical costs decreased.

Our PCPM revenue increased from $835 during the first nine months of 2009 to $872 for the same period in 2010.  Our total revenue increased to $276.8 million for the first nine months of 2010 from $265.7 million in the first nine months of 2009, an increase of $11.1 million or 4.2%. The increase in revenue is primarily attributable to an increase in the risk scores of the customers we serve.  We believe this increase primarily reflects our continuing efforts to assure that our customers are properly diagnosed and assigned the appropriate Medicare risk score.  This increase is partially offset by a 5% reduction in the premium rate paid by CMS to Medicare Advantage plans effective January 1, 2010.

PCPM medical costs decreased by $30, from $748 for the first nine months of 2009 to $718 for the first nine months of 2010.  Our total medical costs decreased from $238.2 million for the first nine months of 2009 to $227.8 million for the same period in 2010, a decrease of approximately $10.4 million or 4.4%.  The decrease in medical costs is attributable to a number of factors including certain plan design changes made by Humana in selected markets to increase customer co-pays and deductibles and modify certain benefits, the elimination of certain high cost special needs plans in certain of our counties, and the continued efforts of our medical management team to assure that proper medical care is provided to our customers.

Our gross profit was $49.0 million for the first nine months of 2010 as compared to $27.5 million for the first nine months of 2009, an increase of $21.5 million or 78.2%.

Our MER was 82.3% in the first nine months of 2010 compared to 89.7% in the first nine months of 2009.  This decline in MER is primarily a result of the increase in revenue and decrease in medical costs discussed above.

Operating expenses increased to $17.8 million in the first nine months of 2010 as compared to $13.0 million for the same period in 2009, an increase of $4.8 million or 36.9%.

Income before income taxes in the first nine months of 2010 was $31.7 million compared to income before income taxes of $15.6 million in the first nine months of 2009.  The increase in the income before income taxes between the periods is primarily a result of the increased gross profit discussed above reduced primarily by the increase in our operating expenses.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services as of September 30, 2010 and 2009 and (ii) the aggregate customer months for the nine months ended September 30, 2010 and 2009.

September 30, 2010		September 30, 2009
Customers at End of Period	Customer Months for Period	Customers at End of Period	Customer Months for Period	Percentage Change in Customer Months Between Periods
35,000	317,400	35,800	318,300	-0.3%

The change in total customer months for 2010 as compared to 2009 is primarily a result of the net effect of the elimination of certain high costs special needs plans, new enrollments and disenrollments, deaths, customers moving from the covered areas, customers transferring to another physician practice or customers making other insurance selections.

Revenue

The following table provides a breakdown of our sources of revenue:

	Nine Months Ended September 30		$ Increase	%
	2010	2009	(Decrease)	Change
PSN revenue from Humana	$275,596,000	$264,082,000	$11,514,000	4.4%
PSN fee-for-service revenue	1,176,000	1,573,000	(397,000)	-25.2%
Total PSN revenue	$276,772,000	$265,655,000	$11,117,000	4.2%

Revenue PCPM	$872	$835

The 4.4% increase in our PCPM revenue, which resulted primarily from an increase in the average Medicare risk score of our customers, was mitigated primarily by a 5% CMS premium rate reduction in 2010.

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

In the third quarter of 2010, we received the final retroactive MRA premium increase for services provided in 2009.  The amount of the increase was not materially different than the estimate we recorded at December 31, 2009 and June 30, 2010. In the third quarter of 2009, we received the final retroactive MRA premium increase for services provided in 2008 in the amount of $3.0 million.  At December 31, 2008 and June 30, 2009, we estimated that we would receive $3.8 million and, accordingly, the difference of $800,000 reduced revenue for the nine months ended September 30, 2009.

Fee-for-service revenue represents amounts earned from medical services provided to non-Humana Medicare Advantage customers by the PSN’s owned physician practices.

Medical Expense

Total medical expense and the MER are as follows:

	Nine Months Ended September 30,
	2010	2009
Estimated medical expense for the period, excluding prior period claims development	$228,295,000	$237,987,000
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	(523,000)	209,000
Total reported medical expense for period	$227,772,000	$238,196,000

Reported Medical Expense Ratio for period	82.3%	89.7%

Medical Expense PCPM	$718	$748

A change in either revenue or medical claims expense of approximately $3.1 million would have impacted the MER by 1% for the nine months ended September 30, 2010 while a change in either revenue or medical claims expense of approximately $2.8 million would have impacted the MER by 1% for the nine months ended September 30, 2009.

Total medical expense was $227.8 million and $238.2 million for the nine months ended September 30, 2010 and 2009, respectively.  Approximately $216.0 million or 94.8% of our total medical expense for the nine months ended September 30, 2010 and $227.4 million or 95.5% of total medical expense for the nine months ended September 30, 2009 are attributable to medical claims expense such as inpatient and outpatient services, pharmacy benefits and physician services by Non-Affiliated Providers.

Our PCPM medical expense decreased, from $748 in the first nine months of 2009 to $718 in the first nine months of 2010.  Despite medical cost inflation, we believe that PCPM medical costs decreased in the first nine months of 2010, as compared to the same period in 2009, due to, among other things, certain plan design changes made by Humana in selected markets to increase customer co-pays and deductibles and modify certain benefits, the elimination of certain high cost special needs plans in certain of our counties, and the continued efforts of our medical management team to assure that proper medical care is provided to our customers.

The increase in revenue and reduction in medical costs resulted in a decrease in our MER, from 89.7% in the first nine months of 2009 to 82.3% in the first nine months of 2010.  Our MER was 88.4% and 88.5% in fiscal years 2009 and 2008, respectively.  A number of factors impacting both revenue and medical expense that are discussed in this Management’s Discussion and Analysis have positively impacted our MER for the nine month period ended September 30, 2010.  Although we continue to develop and execute programs and initiatives to positively impact both revenue and medical expense, there is no assurance that we will be able to maintain our MER at this historically low level.

As of September 30, 2010, we estimated that our medical claims cost for services provided prior to December 31, 2009 would be approximately $523,000 less than the amount originally estimated, resulting in favorable claims development.   This change in estimate did not materially effect our MER for the nine months ended September 30, 2010.

As of September 30, 2009, we estimated that our medical claims cost for services provided prior to December 31, 2008 would be approximately $209,000 greater than the amount originally estimated, resulting in an unfavorable claims development.  This did not significantly affect the medical expense ratio for the nine months ended September 30, 2009.

Medical center costs include expenses incurred in connection with the operation of our wholly-owned physician practices and oncology center including salaries, taxes and benefits, malpractice insurance, office rent and other practice related expenses. Approximately $11.8 million of the PSN’s total medical expense for the nine months ended September 30, 2010 related to physician practices we own as compared to $10.8 million for the nine months ended September 30, 2009.   The increase is due primarily to the office acquired in July 2009 and an increase in our offices’ staff and additional technology costs as we transition to a patient centered medical home model.

Operating Expenses
	Nine Months Ended September 30,		Increase	%
	2010	2009	(Decrease)	Change
Payroll, payroll taxes and benefits	$11,227,000	$7,414,000	$3,813,000	51.4%
Percentage of total revenue	4.1%	2.8%
General and administrative	6,257,000	5,432,000	825,000	15.2%
Percentage of total revenue	2.3%	2.0%
Marketing and advertising	269,000	202,000	67,000	33.2%
Percentage of total revenue	0.1%	0.1%
Total operating expenses	$17,753,000	$13,048,000	$4,705,000	36.1%

Payroll, Payroll Taxes and Benefits

For the first nine months of 2010, payroll, payroll taxes and benefits were $11.2 million compared to $7.4 million for the first nine months of 2009, an increase of approximately $3.8 million.  The increase is primarily a result of an increase in the amount accrued for employee bonuses in 2010 as a result of improved earnings in 2010, an increase in share-based compensation expense and an increase in salary costs related to the implementation of the patient centered medical homes and the installation of EMR.

General and Administrative

General and administrative expenses for the first nine months of 2010 totaled $6.3 million, an increase of $825,000 or 15.2% from the first nine months of 2009.  This increase was primarily a result of an increase in the fees of an outside entity to review our risk score coding compliance.

Marketing and Advertising

Our marketing and advertising costs were $269,000 in the first nine months of 2010 compared to $202,000 during the same period in 2009.  We believe that marketing and advertising expenses will increase in the future.

Gain on Sale of HMO Subsidiary

During the first quarter of 2010, we finalized the net statutory equity settlement related to the sale of the HMO which resulted in an additional gain on the sale of the HMO of $62,000.  The final settlement was paid to us in April 2010.

We recorded an $811,000 gain on sale of our HMO subsidiary for the nine months ended September 30, 2009.  This gain relates to the net effect of the favorable settlements of certain obligations related to the HMO that were retained by us and the amount in excess of the recorded receivable at the date of the sale of the HMO for the 2008 retroactive premium increase received during the third quarter of 2009.

Other Income

Other income was $371,000 for the nine months ended September 30, 2010 as compared to $345,000 for the nine months ended September 30, 2009.  Investment income for the nine months ended September 30, 2010 was $392,000 compared to $351,000 for the nine months ended September 30, 2009.  Realized and unrealized gains in our investment portfolio for the nine months ended September 30, 2010 were approximately $11,000 while realized and unrealized gains in our investment portfolio for the nine months ended September 30, 2009 were approximately $90,000.

Income taxes

Our effective income tax rates were 37.9% and 38.3% for the nine months ended September 30, 2010 and 2009, respectively.  The lower effective income tax rate in 2010 is primarily a result of a change in the estimated 2009 tax provision.  The effective income tax rate for 2009 was 38.1%.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and investments at September 30, 2010 was approximately $42.1 million as compared to approximately $33.8 million at December 31, 2009.   We had working capital of approximately $48.5 million as of September 30, 2010 and $27.7 million at December 31, 2009.

Our total stockholders’ equity was approximately $60.8 million and $42.9 million at September 30, 2010 and December 31, 2009, respectively.  Our increase in stockholders’ equity over the past nine months is primarily a result of our net income and share-based transactions, partially offset by the impact of our stock repurchase program.

We have a stock repurchase program in place that authorizes us to repurchase up to 20 million shares of our outstanding common stock.  In the third quarter of 2010, we repurchased 158,000 shares of our common stock for an aggregate price of $555,000.  In 2010, we have repurchased 1.9 million shares of our common stock for an aggregate price of $4.5 million.  Since the repurchase program began in October 2008, through September 30, 2010, we have repurchased 13.9 million shares and options exercisable to purchase 684,200 shares of our common stock for an aggregate of $28.1 million.  The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.

At September 30, 2010, we had $239,000 of long-term debt related to the acquisition of a physician practice.  In addition, as of such date, we had a line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $3.0 million.  The line of credit expires on December 31, 2010.  The line is secured by $3.25 million of short-term investments that are classified as restricted cash and investments.

During the nine months ended September 30, 2010, our cash and equivalents and investments increased by approximately $8.3 million from the balance at December 31, 2009.

Net cash provided by operating activities during the nine months ended September 30, 2010 was approximately $9.1 million.  The most significant sources of cash from operating activities were:

•	net income of $19.7 million; and
•	share-based compensation expense of $1.4 million

These sources of cash were partially offset by:

•	a net increase in due from Humana of $11.4 million; and
•	a decrease in income taxes payable of $1.8 million.

In addition to routine monthly activity, including accruals and payments of MRA adjustments, the $11.4 million increase in due from Humana in the last nine months substantially relates to a $9.5 million repayment of operating deficits that were incurred subsequent to the sale of the HMO, through repayment and earnings in 2010 in the HMO’s former markets.

The $2.1 million of cash used in investing activities for the nine months ended September 30, 2010 was attributable to the purchase of $3.1 million of short-term investments and capital expenditures of $383,000 net of the release of escrow related to the sale of our HMO subsidiary of $1.4 million.

Financing activities for the nine months ended September 30, 2010 used $1.8 million of cash.  Approximately $4.5 million was used to reacquire our common stock.  These expenditures were partially offset by a decrease in restricted cash related to our line of credit of $1.8 million, proceeds from the exercise of stock options of $698,000 and the excess tax benefits from share-based compensation of $359,000.

In October, 2010, we entered into a definitive agreement to acquire the assets and assume certain liabilities of an existing affiliated independent primary care physician practice.  At September 30, 2010, the practice included approximately 450 Humana Participating Customers.  This transaction is expected to close during the first quarter of 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk

We monitor the third-party depository institutions that hold our cash, cash equivalents and investments. We diversify our cash, cash equivalents and investments among counterparties and investment positions to minimize exposure to any one of these entities or investments.  As of September 30, 2010, other than one of our investment positions which represented 14.9% of our total investment portfolio, none of our other investment positions represented more than 5.0% of our total investment portfolio.  Our emphasis is primarily on safety of principal while maximizing yield on those funds. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including U.S. government and agency securities, state and municipal bonds and corporate debt. As of September 30, 2010, the fair value of our investment positions was approximately $30.1 million, 74.1% of which had a term to maturity of less than two years and a credit rating by a major rating agency of A or higher.  Our investments are classified as trading securities. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, the value of our investments and/or our income from investments may decrease in the future.

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests annually and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the values of our intangible assets need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue, EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired.  We also consider the market value of our own stock and those of companies similar to ours.   As of September 30, 2010, we believe our intangible assets are recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended September 30, 2010.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Common stock repurchases under our authorized plan during the third quarter of 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1, 2010 - July 31, 2010	-	-	-	5,577,944
August 1, 2010 - August 31, 2010	138,066	$3.51	138,066	5,439,878
September 1, 2010 - September 30, 2010	19,911	$3.53	19,911	5,419,967

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

METROPOLITAN HEALTH NETWORKS, INC.
Registrant

Date: November 3, 2010	/s/ Michael M. Earley
Michael M. Earley
Chairman, Chief Executive Officer

/s/ Robert J. Sabo
Robert J. Sabo
Chief Financial Officer
(principal finance and accounting officer)