Form 10-K
period 2010-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 2011-03-02
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐  No ☒

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

Large accelerated filer ☐	Smaller reporting company ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $91,964,322 based on the closing sale price as reported on the NYSE Amex.   This calculation has been performed under the assumption that all directors, officers and stockholders who own more than 10% of our outstanding voting securities are affiliates of the Company.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2011
Common Stock, $.001 par value per share	40,750,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the 2011 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

METROPOLITAN HEALTH NETWORKS, INC.

FORM 10-K
For the Year Ended
December 31, 2010

TABLE OF CONTENTS

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

Specifically, this report contains forward-looking statements, including statements regarding the following topics:

•	the ability of our provider services network (the “PSN”) to renew those Humana Agreements (as defined below) with one-year renewable terms and maintain all of the Humana Agreements on favorable terms;

•	the factors that we believe may mitigate the impact of anticipated premium reductions;

•	our ability to make reasonable estimates of Medicare retroactive capitation fee adjustments; and

•	our ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported (“IBNR”) claims.

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.  The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	reductions in government funding of the Medicare program and changes in the political environment that may affect public policy and have an adverse impact on the demand for our services;

•	the loss of or a material negative price amendment to significant contracts;

•	disruptions in the PSN’s or Humana's healthcare provider networks;

•	failure to receive accurate and timely revenue, claim, membership and other information from Humana;

•	future legislation and changes in governmental regulations;

•	increased operating costs;

•	reductions in premium payments to Medicare Advantage plans;

•	the impact of Medicare Risk Adjustments on payments we receive from Humana;

•	the impact of the Medicare prescription drug plan on our operations;

•	general economic and business conditions;

•	increased competition;

•	the relative health of our customers;

•	changes in estimates and judgments associated with our critical accounting policies;

•	federal and state investigations;

•	our ability to successfully recruit and retain key management personnel and qualified medical professionals; and

•	impairment charges that could be required in future periods.

We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements.

PART I

ITEM 1	DESCRIPTION OF BUSINESS

Metropolitan Health Networks, Inc. (“Metropolitan”) is a for profit corporation incorporated under the laws of Florida.  We operate a provider services network (the “PSN”), through which we provide and arrange for medical care primarily to Medicare Advantage beneficiaries in the State of Florida who have enrolled in health plans primarily operated by Humana, Inc. (“Humana”), or its subsidiaries, one of the largest participants in the Medicare Advantage program in the United States.  We operate the PSN through our wholly-owned subsidiary, Metcare of Florida, Inc.  As of December 31, 2010, the PSN operated in 16 Florida counties and provided healthcare benefits to approximately 34,800 Medicare Advantage beneficiaries and primary care physician services to several thousand non-Humana Participating Customers for which we are paid on a fee-for-service basis.

Medicare is the national, federally-administered health insurance program that covers the cost of hospitalization, medical care, and some related health services for U.S. citizens aged 65 and older, qualifying disabled persons and persons suffering from end-staged renal disease.  Substantially all of our revenue in 2010 and 2009 was generated by providing services to Medicare beneficiaries through arrangements that require us to assume responsibility to provide and/or manage the care for our customers’ medical needs in exchange for a monthly fee, also known as a capitation fee or capitation arrangement.  In 2008, substantially all of our revenue was earned through our contracts with Humana and from premiums paid to our health maintenance organization (the “HMO”) by the Centers for Medicare & Medicaid Services (“CMS”), agency of the United States Department of Health and Human Services (“HHS”) which administers the Medicare program.  To mitigate our exposure to high cost medical claims, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  See “Insurance.”

Our concentration on Medicare customers provides us the opportunity to focus our efforts on understanding the specific needs of Medicare beneficiaries in our local service areas.  Our management team has extensive experience developing and managing providers and provider networks.

Until the end of August 2008, we also operated our HMO, which provided healthcare benefits to Medicare Advantage beneficiaries in 13 Florida counties.   The HMO was sold to Humana Medical Plan, Inc. (“Humana Plan, Inc.”) on August 29, 2008.

Our corporate headquarters are located at 250 South Australian Avenue, Suite 400, West Palm Beach, Florida 33401 and our telephone number is (561) 805-8500. In March 2011, we expect to move to a new corporate headquarters location at 777 Yamato Road, Suite 510, Boca Raton, Florida 33431.  Our corporate website is www.metcare.com. Information contained on our website is not incorporated by reference into this report and we do not intend the information on or linked to our website to constitute part of this report. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports on our website, free of charge, to individuals interested in acquiring such reports. The reports can be accessed at our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The public may read and copy these materials at the SEC’s public reference room at 100 F Street, N.E., Washington D.C. 20549 or on their website at http://www.sec.gov. Questions regarding the operation of the public reference room may be directed to the SEC at 1-800-732-0330.

Provider Services Network

The PSN currently operates under three network agreements with Humana (collectively, the “Humana Agreements”) pursuant to which the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in certain Florida counties who have elected to receive benefits under a Humana Medicare Advantage HMO Plan (“Humana Plan Customers”).  We entered into the most recent of the Humana Agreements, a five-year independent practice association participation agreement (the “IPA Agreement”), in connection with the sale of the HMO.  The IPA Agreement covers the 13 Florida counties where the HMO operated at the time of the sale.

At December 31, 2010, we have customers in 16 of the 30 Florida counties covered under the Humana Agreements.

Humana directly contracts with CMS and is paid a monthly premium payment for each Humana Plan Customer. Among other factors, the monthly premium varies by customer, county, age and severity of health status.  For each Humana Plan Customer who selects one of the PSN physicians as his or her primary care physician (a “Humana Participating Customer”) we provide or arrange for the provision of covered medical services.  In return the PSN receives from Humana a capitation fee for each Humana Participating Customer established pursuant to the Humana Agreements.  The amount we receive from Humana represents a substantial percentage of the monthly premiums received by Humana from CMS with respect to Humana Participating Customers.

Our PSN assumes full responsibility for the provision or management of all necessary medical care for each of the approximately 34,400 Humana Participating Customers covered by the Humana Agreements, even for services we do not provide directly.  For the approximately 5,700 Humana Participating Customers covered under one of our network agreements, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. For the remaining 28,700 Humana Participating Customers covered under our other two network agreements, our PSN is responsible for the cost of all medical care provided. To the extent the costs of providing such medical care are less than the related fees received from Humana; our PSN generates a gross profit.  Conversely, if medical expenses exceed the fees received from Humana, our PSN experiences a deficit in gross profit.

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

Effective August 1, 2007, our PSN entered into a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc. (“CarePlus”).  On August 1, 2008, the CarePlus Agreement was expanded to cover 13 additional counties.  CarePlus is a Medicare Advantage HMO in Florida and is a wholly-owned subsidiary of Humana.  Pursuant to the CarePlus Agreement, the PSN manages, on a non-exclusive basis, healthcare services for Medicare beneficiaries in certain Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans (each, a “CarePlus Plan Customer”) and who have selected one of the PSN physicians as their primary care physician (each a “CarePlus Participating Customer”).   At December 31, 2010, we operated in 10 of the 22 Florida counties covered by the CarePlus Agreement.

Like Humana, CarePlus directly contracts with CMS and is paid a monthly premium payment for each CarePlus Plan Customer, which premium varies by, among other things, customer, county, age and severity of health status.  Pursuant to the CarePlus Agreement, the PSN provides or arranges for the provision of covered medical services to CarePlus Participating Customers.  From the establishment of the CarePlus Agreement until January 31, 2010, the PSN received a monthly network administration fee for each CarePlus Participating Customer.  Effective February 1, 2010, the PSN began to receive a capitation fee from CarePlus and assumed full responsibility for the cost of all medical services provided to each CarePlus Participating Customer.  The capitation fee represents a substantial portion of the monthly premium received by CarePlus from CMS with respect to CarePlus Participating Customers.

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

The CarePlus Agreement covered approximately 370 CarePlus Participating Customers at December 31, 2010.

Government Regulation

The Medicare Program and Medicare Managed Care

Medicare

Medicare is a federal program that provides persons age 65 and over, qualifying disabled persons and persons suffering from end-stage renal disease with certain hospital and medical insurance benefits. The Medicare program offers both hospital insurance, known as Medicare Part A, and medical insurance, known as Medicare Part B. In general, Medicare Part A covers hospital care and some nursing home, hospice, and home care. Although there is no monthly premium for Medicare Part A, beneficiaries are responsible for paying deductibles and co-payments. All United States citizens eligible for Medicare are automatically enrolled in Medicare Part A when they turn 65. Enrollment in Medicare Part B is voluntary. In general, Medicare Part B covers outpatient hospital care, physician services, laboratory services, durable medical equipment, and some other preventive tests and services. Beneficiaries that enroll in Medicare Part B pay a monthly premium, which is usually withheld from their Social Security checks. Medicare Part B generally pays 80% of the cost of services and beneficiaries pay the remaining 20% after the beneficiary has satisfied a deductible. To fill the gaps in traditional fee-for-service Medicare coverage, individuals may purchase Medicare supplement products, commonly known as “Medigap,” to cover deductibles, copayments, and coinsurance.

Initially, Medicare was offered only on a fee-for-service basis. Under the Medicare fee-for-service payment system, an individual can choose any licensed physician accepting Medicare payments and use the services of any hospital, healthcare provider, or facility certified by Medicare. CMS reimburses providers if Medicare covers the service and CMS considers it “medically necessary.” Subject to limited exceptions, Medicare fee-for-service does not cover transportation, eyeglasses, hearing aids, and certain preventive services, such as annual physicals and wellness visits. However, the Medicare Improvements for Patients and Providers Act (“MIPPA”) permits the Secretary of the Department of HHS to extend fee-for-service coverage to certain additional preventive services that are reasonable and necessary for the prevention or early detection of an illness or disability.

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

Participation of private health plans, such as Humana, in the Medicare Advantage Program under full risk contracts began in the 1980’s and grew to 6.9 million customers in 1999.  According to information provided by the Henry J. Kaiser Family Foundation, after a drop to 5.3 million customers in 2003, the number of enrollees in Medicare Advantage plans in the United States has increased to 11.0 million in 2010.

The Medicare Advantage program provides a comprehensive array of health insurance benefits, including wellness programs, to Medicare eligible persons under HMO, Preferred Provider Organizations (“PPO”), and Private Fee-For-Service (“PFFS”) plans in exchange for contractual payments received from CMS, usually a per customer per month payment.  Substantially all of our customers are enrolled in a Medicare Advantage HMO plan.  Under a Medicare Advantage HMO plan, the beneficiary receives benefits in excess of traditional Medicare, typically including reduced cost sharing, enhanced prescription drug benefits, eye exams, hearing aids and routine physical exams, care coordination, data analysis techniques to help identify customer needs, complex case management, tools to guide customers in their healthcare decisions, disease management programs, wellness and prevention programs, and in some instances a reduced monthly Part B premium.  Most Medicare Advantage plans offer the prescription drug benefit under Part D as part of the basic plan, subject to cost sharing and other limitations.  Medicare Advantage plans may charge beneficiaries monthly premiums and other co-payments for Medicare-covered services or for certain extra benefits.

Medicare Advantage HMO plans may eliminate or reduce coinsurance or the level of deductibles on many other medical services when customers seek care from participating in-network providers or in emergency situations. Except in emergency situations, HMO plans provide no out-of-network benefits.  While out-of-pocket costs for the Medicare beneficiary enrolled in a Medicare Advantage plan may be lower than under the traditional fee-for-service Medicare program, customers are generally required to use only the services and provider networks offered by the customer’s Medicare Advantage plan.

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

HMO plans covered under Medicare Advantage contracts with CMS are renewed generally for a one-year term each December 31 unless CMS notifies the plan of its decision not to renew by August 1 of the year in which the contract would end, or the plan notifies CMS of its decision not to renew by the first Monday in June of the year in which the contract would end.  All material contracts between Humana and CMS relating to our Medicare Advantage business have been renewed for 2011.

Medicare Part D

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

Individuals who are enrolled in a Medicare Advantage plan that offers drug coverage must receive their drug coverage through the prescription drug plan offered by their Medicare Advantage plan (“MA-PD”) and may not enroll in a stand-alone PDP.  Any customer of a Medicare Advantage plan that enrolls in a stand-alone PDP is automatically disenrolled from the Medicare Advantage plan altogether, thereby resuming traditional fee-for-service Medicare coverage. Beneficiaries who are eligible for both Medicare and Medicaid, known as dual eligible beneficiaries, who have not enrolled in a MA-PD or a stand-alone PDP are automatically enrolled by CMS in an approved stand-alone PDP in their area.

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

The majority of our Humana Plan Customers receive prescription drug coverage through Medicare Part D.  We are responsible for the costs of all pharmaceuticals not otherwise covered by beneficiary co-pays, deductibles and late enrollment penalties, including those costs that exceed any standard Part D coverage limits.  Our capitation fee from Humana is intended to cover such costs.

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

Healthcare Reform Legislation in 2010

The healthcare reform legislation is not directly applicable to us since we are not a Medicare Advantage plan.  However, this legislation will directly impact Medicare Advantage plans such as Humana’s, and, therefore, are expected to indirectly affect PSNs such as ours.  See Item 1A.  “Risk Factors - Reductions in Funding for Medicare Programs.…”

Healthcare Reform Legislation

The United States’ healthcare system, including the Medicare Advantage Program, is subject to a broad array of new laws and regulations as a result of the Patient Protection and Affordable Care Act, which became law on March 23, 2010 which was shortly thereafter amended by the Health Care and Education Reconciliation Act of 2010, which became law on March 30, 2010 (collectively, the “Reform Acts”).  The Reform Acts are considered by some to be the most dramatic change to the country’s healthcare system in decades.  This legislation made significant changes to the Medicare program and to the health insurance market overall.  Among other things, the new laws limit Medicare Advantage payment rates, stipulate a prescribed minimum ratio for the amount of premium revenues to be expended on medical costs, give the Secretary of HHS the ability to deny Medicare Advantage plan bids that propose significant increases in cost sharing or decreases in benefits, and make certain changes to Medicare Part D.  Because substantially all of our revenue is directly or indirectly derived from reimbursements generated by Medicare Advantage health plans, any changes that limit or reduce Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business.

There are numerous steps required to implement the Reform Acts, and Congress may seek to alter or eliminate some of their provisions.  Numerous legal challenges have also been raised to the Reform Acts that could alter or eliminate certain provisions.  Further, various health insurance reform proposals are also emerging at the state level.  Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance reforms will be implemented at the federal or state level.

Premium Payment Benchmarks and Caps - The Reform Acts freeze the 2011 Medicare Advantage payment benchmarks at 2010 levels. Thereafter, pursuant to the schedule described below, the Reform Acts reduce   payment benchmarks with respect to each county to an amount that is between 95% and 115% of per beneficiary cost of traditional fee-for–service Medicare costs.  The new benchmarks will be phased in over 3 years in counties in which the impact is estimated to be less than $30 per member per month (“PMPM”), 4 years in counties in which the phased-in change in payments is estimated to be at least $30 PMPM but less than $50 PMPM, and 6 years in counties in which the phased-in change in payments is estimated to be $50 PMPM or more.

In the counties in which we operate, approximately 60% of our membership is in counties that will be benchmarked at 100% of fee-for-service Medicare rates with the remainder in counties that will be benchmarked at 95% of fee-for-service Medicare rates.  The transition period for the counties in which we operate is between two and six years. We project that the foregoing benchmark adjustments will have a depressive effect on the payment benchmarks utilized by CMS in the counties in which we operate.

The Reform Acts also places a cap on payments to a plan, including the bonuses described below, to the 2010 level of payment.

Quality Rating, Rebates and Bonuses - CMS currently rates the relative quality of plans annually, on a one to five-star scale, as a way of monitoring plan quality and aiding Medicare beneficiaries who are considering enrolling in plans.  Under the Reform Acts and related regulations, the quality rating of a plan can directly effect its entitlement to Cost Saving Rebates and various bonuses.

The Reform Acts provide different Cost Saving Rebate percentages based upon a plan’s quality rating.  See “Bidding Process” below.  Plans with less than 3.5 stars are entitled to a 50% Cost Saving Rebate; plans with 3.5 or 4.0 stars are entitled to a 65% Cost Saving Rebate and plans with a 4.5 or 5.0 stars are entitled to a 70% Cost Saving Rebate.

The Reform Acts also generally provide bonuses to plans receiving 4.0 or more stars with bonus payments of 1.5% in 2012, 3.0% in 2013 and 5% in 2014 and later years.

In November 2010, CMS announced a three-year demonstration beginning in 2012, aimed at providing Medicare Advantage plans with additional financial incentives to provide high-quality care. In 2012, plans with 5 stars will receive a bonus of up to 5% while plans with 4 stars will receive a bonus of up to 4% and plans with 3 stars will receive a bonus of up to 3%.  The amount paid is reduced by the phase in period described in the “Premium, Payment Benchmarks and Caps” above.  Approximately 81% of our customers are in Humana Plans that have a star rating above 3.0.

Risk Adjustment - Recognizing a perceived trend among Medicare Advantage plans to report information that increases enrollees’ risk scores relative to similar beneficiaries in traditional fee-for-service Medicare, CMS reduced risk scores for the 2010 plan year and has announced a 3.41% reduction in risk scores for the 2011 plan year. The Reform Acts extend the authority of CMS to continue to adjust the risk scores, and requires CMS to adjust risk scores, beginning in 2014, with a reduction of at least 5.7% in 2019 and future years, subject to future directives of the Secretary of HHS.

Enrollment Period - Through 2010, the annual election period for Medicare beneficiaries to join, change or drop a Medicare Advantage plan was November 15 through December 31. Enrollment prior to December 31 is generally effective as of January 1 of the following year.  In 2011, the annual election period for 2012 will begin October 15 and end on December 7.

In addition to the annual election period, prior to the Reform Acts, Medicare Advantage beneficiaries also had a yearly Open Enrollment Period (OEP) from January 1 to March 31. This Medicare Advantage OEP allowed beneficiaries another opportunity to join a Medicare Advantage plan, change plans or disenroll from an MA plan. The healthcare reform legislation of 2010 eliminated the OEP and replaced it with a Medicare Advantage Disenrollment Period. In 2011 and thereafter, the Disenrollment Period will be from January 1 to February 14.  During this period Medicare Advantage plan members will only be allowed to disenroll from their current plan and rejoin original fee-for-service Medicare.

After the disenrollment period ends, generally only seniors turning 65 during the year, Medicare beneficiaries who permanently relocate to another service area, dual-eligible beneficiaries, others who qualify for special needs plans, and employer group retirees will be permitted to enroll in or change health plans during the year. In certain circumstances, such as the bankruptcy of a health plan, CMS may offer a special election period during which the customers affected are allowed to change plans.

The Reform Acts provide that commencing in 2012 CMS will also allow Medicare beneficiaries who are enrolled in a Medicare Advantage plan with a quality rating (discussed further below) of 4.5 stars or less to enroll in 5 star rated Medicare Advantage plan at any time during the benefit year.

Bidding Process - Since January 1, 2006, CMS has used a rate calculation system for Medicare Advantage plans based on an annual competitive bidding process that allows the federal government to share in any cost savings achieved by Medicare Advantage plans, relative to a statutory payment rate.  The statutory payment rate for each county, which is primarily based on CMS’s estimated per beneficiary traditional fee-for-service expenses, is commonly known as the “benchmark” amount.  Medicare Advantage plans annually submit bids that reflect the costs they expect to incur in providing the base Medicare Part A and Part B benefits in their applicable service areas. Prior to 2011, if the bid was less than the subject benchmark, Medicare paid the plan its bid amount, adjusted based on county of residence and customers’ risk scores.  In addition, the plan would earn a rebate (a “Cost Savings Rebate”) equal to 75% of the amount by which the benchmark exceeded the bid.  Plans are required to use the Cost Savings Rebate to provide beneficiaries with extra benefits, reduced cost sharing, or reduced premiums, including premiums for MA-PD and other supplemental benefits and CMS has the right to audit the use of these proceeds. As a result of the Reform Acts, commencing in 2011 the Cost Savings Rebate percentage will vary between 50% and 70% based upon the quality rating of the subject plan. If a Medicare Advantage plan’s bid is greater than the benchmark, the plan is required to charge a premium to enrollees equal to the difference between the bid amount and the benchmark, which can make such plans charging premiums less attractive to potential customers.

Cost Sharing Restrictions - The Reform Acts prohibit plans from imposing higher cost sharing requirements than traditional fee-for-service Medicare for various services, including chemotherapy, renal dialysis and skilled nursing care.

Restrictions on Use of Premium Revenue  - Commencing in 2014, the Reform Acts require plans to expend 85% of the premium dollars they receive on direct care for patients and efforts to improve care quality.  The penalties for non-compliance with this provision include monetary penalties and, in instances of non-compliance for two consecutive years, the plan may be required to suspend plan enrollment for three years. In instances of non-compliance for five consecutive years, the plan’s contract with CMS may be terminated.  The 85% target is not directly applicable to us since we are not a Medicare Advantage plan.

Independent Payment Advisory Board - The Reform Acts established a new Independent Payment Advisory Board to recommend ways to reduce Medicare spending if the increase in Medicare per capita growth exceeds certain targets.

Business Model

The Florida Medicare Advantage Market

We operate our PSN business in 16 Florida counties.

Over the last several decades, Florida has generally been a highly attractive, rapidly growing market.  In April 2010, the Office of Economic & Demographic Research of the Florida Legislature projected a total population in Florida of over 18.8 million people.  Those 65 and older in Florida are projected to be 3.3 million in 2010 and are forecast to increase to 4.5 million by 2020.

Behind only California, which has approximately 4.7 million Medicare eligible beneficiaries, Florida has the second largest Medicare eligible population in the U.S. with an estimated 3.3 million Medicare eligible beneficiaries. As of May 2010, California’s Medicare Advantage penetration was approximately 36% while Florida’s was 32%.  Our Humana Agreements cover 30 Florida counties and we have established provider networks in 16 of these counties.

According to CMS data, as of December 2010, of the approximately 1.5 million Medicare eligible individuals in the counties in which we have established networks, approximately 29% are customers of Medicare Advantage plans.
In the fourteen counties where we do not yet have provider networks, we believe that of the approximately 1.3 million Medicare eligible individuals in these counties, approximately 38% are customers of Medicare Advantage plans.

Providers Services Network

Physician Network

In the last quarter of 2010, we entered into definitive agreements to acquire the practices of three existing IPAs’. These practices included approximately 960 customers that are included in the number of Humana Participating Customers at December 31, 2010.  On January 31, 2011 and February 28, 2011, we closed on the acquisitions of two practices with a total of 830 customers. The total purchase price for the three practices is $1.6 million, with a portion payable in cash at closing and the balance payable over the next 18 months.

At December 31, 2010, the PSN owned and operated ten primary care centers and an oncology practice.  The primary care centers provide and arrange for medical care to approximately 28% of the PSN’s customers at December 31, 2010.  If all three practices discussed above had been acquired at December 31, 2010, the percentage of customers served by owned centers would have increased to 31%.

In addition, we expect to open a new primary care center in the spring of 2011.

The PSN contracts with IPAs to provide and manage care for our remaining customers.  Some of these contracts provide for payment to the provider of a fixed per customer per month amount and require the providers to provide all the necessary primary care medical services to Humana Participating Customers.  The monthly amount is negotiated and is subject to change based on certain quality metrics under the PSN’s Partners In Quality (“PIQ”) program, our proprietary care management model.  Other contracts provide for payments on a fee for service basis, pursuant to which the provider is paid only for the services provided.

PIQ is our “pay for performance” program that measures performance based on quality metrics including customer satisfaction, disease state management of high-risk, chronically ill customers, frequency of physician-customer encounters, and enhanced medical record documentation.  We believe that the PIQ program helps differentiate our PSN from other PSNs.

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

The PSN has established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout the PSN’s service area that are under contract with Humana.  These providers have contracted with Humana to deliver services to our PSN customers based on certain fee schedules and care requirements.  Specialist physicians, ancillary service providers and hospitals are generally paid on a contractual fee-for-service basis. Certain specialist physicians dealing with a high volume of cases are paid on a capitated basis.

Patient Centered Medical Home Recognition

In February 2010, we were notified by the National Committee for Quality Assurance (“NCQA”) that all eight of our owned primary care centers that applied to the NCQA have been recognized as a Level 3 National Physician Practice Connections® — Patient-Centered Medical Home™ (PPC®-PCMH™), the highest recognition available. We believe that our primary care centers were the first recognized Patient-Centered Medical Home (“PCMH”) in Florida and that this recognition improves our competitive position.  We plan to apply for NCQA recognition on our two remaining primary care centers and our oncology practice during 2011.

The PCMH is a developed approach to provide comprehensive medical care.  Under this approach, care is delivered through a physician-led healthcare team which utilizes information technology and evidence-based medicine to enhance communication and customer access, improve clinical outcomes, and ensure continuity and coordination of care, thereby adding value to the healthcare consumer.  We believe that our approach to care is philosophically and operationally aligned with the PCMH principles.

Humana Agreements

Pursuant to the Humana Agreements, the PSN provides, on a non-exclusive basis, healthcare services to Medicare beneficiaries in certain Florida counties.

Our PSN assumes full responsibility for the provision or management of all necessary medical care for each of the approximately 34,400 Humana Participating Customers covered by the Humana Agreements, even for services we do not provide directly.  In return for the provision of these medical services, the PSN receives from Humana a capitation fee for each Humana Participating Customer established pursuant to the Humana Agreements.  The amount we receive from Humana represents a substantial percentage of the monthly premiums received by Humana from CMS with respect to Humana Participating Customers.

For the 28,700 Humana Participating Customers covered under two of the network agreements, our PSN is responsible for the cost of all medical care provided. For the approximately 5,700 Humana Participating Customers covered by the remaining network agreement, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. To the extent the costs of providing such medical care are less than the related fees received from Humana; our PSN generates a gross profit.  Conversely, if total medical expense exceeds the fees received from Humana, our PSN experiences a deficit in gross profit.

The Humana Agreements are also subject to changes to the covered benefits that Humana elects to provide to Humana Plan Customers and other terms and conditions.

For the term of the Humana Agreement covering 19,400 customers:

•	Humana has agreed that it will not, with the exception of one existing service provider, enter into any new global risk agreements for Humana’s Medicare Advantage HMO products; and

•
The PSN has agreed that it will not enter into any global, full or limited risk contracts with respect to Medicare Advantage customers with any non-Humana Medicare Advantage HMO or provider sponsored organization in these two counties.

With respect to three counties in which we have approximately 9,300 customers, unless otherwise agreed to in writing by Humana, the PSN is restricted from entering into any risk contract with any other Medicare Advantage plan through December 31, 2013.

The Humana Agreements and/or any individual physician in our primary care physician network may be immediately terminated by Humana, upon written notice, (i) if the PSN and/or any of the PSN physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) if the PSN or any of its physicians fail to meet Humana’s credentialing or re-credentialing criteria; (iii) if the PSN or any of its physicians is excluded from participation in any federal healthcare program; (iv) if the PSN or any of its physicians engages in or acquiesces to any act of bankruptcy, receivership or reorganization; (v) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment), or (vi) in accordance with Humana’s policies and procedures. The PSN and Humana may also terminate two of the Humana Agreements covering a total of 25,100 customers upon 90 days' prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement.  These two agreements, which have one year terms and generally renew automatically each December 31, may also be terminated upon 180 day notice of non-renewal by either party.  The Humana Agreement covering 9,300 customers has a five-year term expiring August 31, 2013 and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term.  After the initial five-year term, either party may terminate the agreement without cause by providing to the other party 120 days prior notice.

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

Our Agreement with CarePlus

Our PSN has a network agreement with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage HMO in Florida wholly-owned by Humana, which agreement permits us to provide services to CarePlus customers in 22 Florida counties.  At December 31, 2010, we provided services to approximately 370 CarePlus customers in 10 of these counties. From the establishment of our network agreement with CarePlus in August 2007 to January 31, 2010, the PSN received a monthly network administration fee for each CarePlus customer who selected one of the PSN physicians as his or her primary care physician (a “CarePlus Participating Customer”).  Commencing February 1, 2010, the PSN began to receive a monthly capitation fee from CarePlus and assumed full responsibility for the cost of all medical services provided to each CarePlus Participating Customer.  The capitation fee represents a substantial portion of the monthly premium CarePlus receives from CMS.

Appropriate Risk Coding

We strive to assure that our customers are assigned the proper risk scores. Our processes include ongoing training of medical staff responsible for coding and routine auditing of customer charts to assure risk-coding compliance.  Customers with higher risk codes generally require more healthcare resources than those with lower risk codes.  Proper coding helps to assure that we receive capitation fees consistent with the cost of treating these customers. Our efforts related to coding compliance are ongoing and we continue to dedicate considerable resources to this important discipline.

Claims Processing

Pursuant to the Humana Agreements, Humana, among other things, processes claims received from providers, including from our PSN, makes a determination as to whether and to what extent to allow such claims and makes payments for covered services rendered to Humana Participating Customers using Humana's claims processing systems, policies, procedures and guidelines.  Humana provides notice to the PSN upon qualification of a claim and we have the opportunity within seven days of receipt of a claim to review such claim and approve, deny or modify the claim, as appropriate.  Humana provides the PSN with electronic data and reports on a monthly basis, which are maintained at our executive offices.  We statistically evaluate the data provided by Humana for a variety of factors including the number of customers assigned to the PSN, the reasonableness of revenue paid to us and the claims paid on our behalf.  We also regularly monitor and measure Humana’s estimates of claims incurred but not yet reported.

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

PSN Growth Strategy

Our growth strategy for the PSN includes, among other things:

•	increasing the volume of customers treated by the PSN physicians through enhanced marketing efforts;

•	expanding the PSN’s network of providers to include additional physician practices;

•	acquiring existing physician practices;

•	opening new practices; and

•	acquiring other PSNs.

Increasing Customer Volume

We believe the PSN’s existing network of providers has the capacity to care for additional Humana Plan Customers and could realize certain additional economies of scale if the number of Humana Plan Customers utilizing the network increased.  We seek to increase the number of customers using the PSN network through the general marketing efforts of Humana and through our own targeted marketing efforts towards Medicare eligible customers.

Selectively Expanding Our  Network of Physician Practices Including Acquisition of Existing Physician Practices or Other Provider Services Networks

Within our existing geographic markets, we are seeking to add additional physician practices to the PSN’s existing network either through acquisition of an unaffiliated primary care practice, acquisition of an IPA practice, acquisition of another PSN or opening new primary care offices.  We identify and select opportunities based in large part on the following broad criteria:

•	a history of profitable operations or a perceived synergy such as opportunities for economies of scale through a consolidation of management or service provision functions;

•      a high concentration of Medicare patients;

•	a geographic proximity to underserved areas within our service regions; and

•	a geographic proximity to our current operations.

As previously discussed, during the first two months of 2011, we acquired two IPA practices  and anticipate the acquisition of one additional practice in March of 2011.  In addition, we plan to open a new primary care center in the spring of 2011.

PSN Competition

Some of our direct competitors in the PSN industry, all of which are operating in Florida are Continucare Corporation, MCCI, Primary Care Associates, Inc., and Island Doctors. See Item 1A “Risk Factors – Our Industry is Already Very Competitive…”

Health Maintenance Organization

Between July 2005 and August 2008, we operated the HMO through our wholly-owned subsidiary, Metcare Health Plans, Inc.

On August 29, 2008 (the “Closing Date”), we completed the sale of all of the outstanding capital stock of the HMO to Humana Plan, Inc. pursuant to the terms of the Stock Purchase Agreement, dated as of June 27, 2008, by and between the Company and Humana Plan, Inc. for a cash purchase price of approximately $14.6 million (the “Purchase Price”).  We recognized a gain on the sale of the HMO of approximately $5.9 million in 2008.

Upon closing, approximately ten percent of the Purchase Price was deposited in escrow to be held for 24 months to secure our payment of any post-closing adjustments, described below, and indemnification obligations.  In September 2010, the $1.4 million escrow deposit was released.

The Purchase Price was subject to positive or negative post-closing adjustment based upon the difference between the HMO’s estimated closing net equity, which was approximately $5.1 million, and the HMO’s actual net equity as of the Closing Date as determined at December 31, 2009 (the “Closing Net Equity”).

In April 2010, the Closing Net Equity was finalized and we received the final payment.  This settlement resulted in additional gain on the sale of the HMO of $62,000 in 2010.  The gain on sale in 2009 of $1.3 million includes gains from the closing net equity settlement for the HMO and the settlement of certain liabilities of the HMO in 2009 at amounts lower than the liability recorded at the Closing Date.

Concurrent with the sale, the PSN and Humana entered into the IPA Agreement to provide or coordinate the provision of healthcare services to the HMO’s customers pursuant to a capitation arrangement.

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

The HMO’s Medicare Advantage customers did not pay a monthly premium in 2008.  In most cases, the HMO customers were subject to co-payments and deductibles, depending upon the market and level of benefits. Except in limited cases, including emergencies, our HMO customers were required to use primary care physicians within the HMO’s network of providers and generally received referrals from their primary care physician in order to see a specialist or ancillary provider.

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

Insurance Arrangements

We rely upon insurance to protect us from many business risks, including medical malpractice, errors and omissions and certain significantly higher than average customer medical expenses.  For example, to mitigate our exposure to high cost medical claims, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  In 2011, the per customer per year deductible for 5,700 PSN customers will be $40,000, with a $225,000 deductible for all other customers.  Both policies have a maximum annual benefit per customer per policy of $1.0 million.  Although we maintain insurance of the types and in the amounts that we believe are reasonable, there can be no assurances that the insurance policies maintained by us will insulate us from material expenses and/or losses in the future.

Employees

As of December 31, 2010, we had 226 full-time employees, 32 of which are on our corporate staff and 194 of which are employed by the PSN. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our employee relations to be good.

Government Regulation

Our operations are affected on a day-to-day basis by numerous federal and state legislative, regulatory and industry-imposed operational and financial requirements, which are administered by a variety of federal and state governmental agencies as well as by self-regulating associations and commercial medical insurance reimbursement programs. The laws and regulations governing our operations are generally intended for the benefit of health plan customers and providers and are intended to limit healthcare program expenditures. These laws and regulations, along with the terms of our contracts, regulate how we do business, what services we offer, and how we interact with Humana Participating Customers, CarePlus Participating Customers, affiliated providers and the public.  The government agencies administering these laws and regulations have broad latitude to interpret and enforce them.  We are subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations.

We believe that we are in material compliance with all government regulations applicable to our business.  We further believe that we have implemented reasonable systems and procedures to assist us in maintaining compliance with such regulations.  Nonetheless, we face a variety of regulatory related risks.  See “Description of Business – Healthcare Reform Legislation in 2010”, See “Risk Factors - Reductions in Funding for Medicare Programs under the Recent Healthcare Reform Legislation…”, Reductions in Funding for Medicare Programs…”,  “CMS Risk Adjustment Payment  System…”, “Our Business Activities Are Highly Regulated…”, “The Healthcare Industry is Highly Regulated…”,  and “We Are Required to Comply with Laws…”

A summary of material aspects of the government regulations to which we are subject is set forth below.

Healthcare Reform Legislation of 2010

The Reform Acts made significant changes to the Medicare program and to the health insurance market overall.  Among other things, the Reform Acts limit Medicare Advantage payment rates, stipulate a prescribed minimum ratio for the amount of premium revenues to be expended on medical costs, give the Secretary of HHS the ability to deny Medicare Advantage plan bids that propose significant increases in cost sharing or decreases in benefits, and make certain changes to Medicare Part D.  See “Description of Business – Healthcare Reform Legislation in 2010.”

Federal “Fraud and Abuse” Laws and Regulations

Healthcare fraud and abuse laws at the federal and state levels regulate both the provision of services to government program beneficiaries and the submission of claims for services rendered to such beneficiaries.  Individuals and organizations can be punished for submitting claims for services that were not provided, not medically necessary, provided by an improper person, accompanied by an illegal inducement to utilize or refrain from utilizing a service or product, or billed in a manner that does not comply with applicable governmental requirements.  Federal and state governments have a range of criminal, civil and administrative sanctions available to penalize and remediate healthcare fraud and abuse, including recovery of amounts improperly paid, imprisonment, exclusion from participation in the Medicare/Medicaid programs, civil monetary penalties and suspension of payments.  Fraud and abuse claims may be initiated and prosecuted by one or more government entities and/or private individuals, and more than one of the available penalties may be imposed for each violation.

Laws governing fraud and abuse apply to virtually all healthcare providers (including the PSN Physicians and other physicians employed or otherwise engaged by the PSN) and the entities with which a healthcare provider does business.

Federal Anti-Kickback Law

The federal Anti-Kickback Law prohibits the knowing and willful offer, payment, solicitation, or receipt of any remuneration, overtly or covertly, in cash or in kind, to reduce or reward (i) referrals of goods, facilities, items or services reimbursable (in whole or in part) by a federal healthcare program (including, without limitation, Medicare and/or Medicaid), or (ii) the purchasing, leasing, ordering, or arranging for or recommending the purchasing, leasing or ordering of such goods, facilities, items or services.  Violations of the Anti-Kickback Law are punishable by imprisonment, criminal fines, civil monetary penalties, exclusion from care programs and forfeiture of amounts collected in violation of such laws. “Remuneration” is defined broadly and includes virtually all economic arrangements involving hospitals, physicians and other healthcare providers, and any third party including joint ventures, space and equipment rentals, purchases of physician practices and management and personal services contracts.

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

Federal False Claims Act

We are subject to a number of laws that regulate the presentation of false claims or the submission of false information to the federal government.  For example, the federal False Claims Act prohibits any party from knowingly presenting, or causing to be presented, a false or fraudulent request for payment from the federal government, or making a false statement or using a false record to get a claim approved.  The federal government has taken the position that claims presented in violation of the federal Anti-Kickback Law or the federal Ethics on Patient Referrals Law (“Stark Law”) may be considered a violation of the federal False Claims Act.  Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim as well as by imprisonment for up to five years.  In addition to suits filed by the government, a special provision under the False Claims Act allows a private individual (e.g., a “whistleblower” such as a disgruntled former employee, competitor or customer) to bring an action under the False Claims Act on behalf of the government alleging that an entity has defrauded the federal government and permits the whistleblower to share in any settlement or judgment that may result from that lawsuit.

Florida Fraud and Abuse Regulations

Florida enacted “The Patient Brokering Act” which imposes criminal penalties, including jail terms and fines, for offering, soliciting, receiving or paying any commission, bonus, rebate, kickback, or bribe, directly or indirectly in cash or in kind, or engaging in any split-fee arrangement, in any form whatsoever, to induce the referral of customers or patronage from a healthcare provider or healthcare facility. The Florida statutory provisions regulating the practice of medicine include similar language as grounds for disciplinary action against a physician.

Restrictions on Physician Referrals

The Stark Law, enacted as part of the Social Security Act, prohibits a physician from referring Medicare or Medicaid beneficiaries to an entity for the furnishing of “designated health services,” which includes a broad range of inpatient and outpatient healthcare services, if the physician (or the physician’s immediate family member) has a direct or indirect “financial relationship” with the entity.  The Stark Law also prohibits an entity from billing Medicare or Medicaid for services furnished pursuant to a prohibited referral.  A financial relationship is defined broadly to include a direct or indirect ownership or investment in, or compensation relationship with, a healthcare entity. The Stark Law, and the regulations promulgated thereunder, contains certain exceptions that permit referrals that would otherwise be prohibited if the parties comply with all of the requirements of the applicable exception. The sanctions under the Stark Law include denial of claims and repayment of claims previously paid, civil monetary penalties and exclusions from participation in the Medicare programs.

Privacy Laws

The privacy, security, and use and disclosure of patient health information is subject to federal and state laws and regulations, including the Healthcare Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations. Final regulations with respect to the privacy of certain individually identifiable health information (the “Protected Health Information”) became effective in April 2003 (the “Privacy Rule”). The Privacy Rule specifies authorized or required uses and disclosures of the Protected Health Information, as well as the rights patients have with respect to their health information. The Privacy Rule also provides that to the extent that state laws impose stricter privacy standards than the HIPAA privacy rule, such standards are not preempted, requiring compliance with any stricter state privacy law.  In addition, in October 2002, the electronic data standards regulations under HIPAA became effective.  The final HIPAA security rule became effective in February 2003, and established security standards with respect to Protected Health Information transmitted or maintained electronically.  These regulations establish uniform standards relating to data reporting, formatting, and coding that many healthcare providers and health plans must use when conducting certain transactions involving health information.

HIPAA added a new provision to an existing criminal statute that prohibits the knowing and willful falsification or concealment of a material fact or the making of a materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.  HIPAA established criminal sanctions for healthcare fraud and applies to all healthcare benefit programs, whether public or private.  HIPAA also imposes sanctions and fines for unintentional disclosure of Protected Health Information.

Clinic Licensure

The State of Florida Agency for Healthcare Administration (“AHCA”) requires us to license each of our physician practices individually as healthcare clinics. Each physician practice must renew its healthcare clinic licensure biennially.

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

The Medicare Improvements for Patients and Providers Act of 2008

The Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) addressed several aspects of the Medicare program. With respect to Medicare Advantage and Medicare Part D plans, MIPPA increased restrictions on marketing and sales activities, including limitations on compensation systems for agents and brokers, limitations on solicitation of beneficiaries, and prohibitions regarding many sales activities.

Our Executive Officers

Set forth below are: (1) the names and ages of our executive officers at February 1, 2011, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Michael M. Earley	55	Chairman of the Board and Chief Executive Officer
Jose A. Guethon, M.D.	48	Chief Operating Office and President
Robert J. Sabo, CPA.	60	Chief Financial Officer
Roberto L. Palenzuela, Esq.	47	General Counsel and Secretary

MICHAEL M. EARLEY has served as our Chief Executive Officer since March 2003. He also served as Chairman of the Board since September 2004, with the exception of the period between December 7, 2009 to April 23, 2010.  He previously served as a member on our Board of Directors from June 2000 to December 2002.  From January 2002 until February 2003, Mr. Earley was self-employed as a corporate consultant.  Previously, from January 2000 through December 2002, he served as Chief Executive Officer of Collins Associates, an institutional money management firm.  From 1997 through December 1999, Mr. Earley served as Chief Executive Officer of Triton Group Management, a corporate consulting firm.  From 1986 to 1997, he served in a number of senior management roles, including CEO and CFO of Intermark, Inc. and Triton Group Ltd., both publicly traded diversified holding companies and from 1978 to 1983, he was an audit and tax staff member of Ernst & Whinney.  From 2002 until its sale in 2006, Mr. Earley served as a director and member of the audit committee of MPower Communications, a publicly traded telecommunications company.  Mr. Earley received his undergraduate degrees in Accounting and Business Administration from the University of San Diego.

JOSE A. GUETHON, M.D. has served as our Chief Operating Officer and President since September 2009.  Prior to his appointment, he served as President of the PSN since January 2008.  Dr. Guethon initially joined us in October 2001 and has served in a variety of positions, including as Medical Director and Staff Physician from October 2001 through June 2004, as Senior Vice President of Utilization and Quality Improvement from June 2004 through January 2006 and as Chief Medical Officer of our HMO from January 2006 through December 2006.  Dr. Guethon has approximately 15 years of healthcare experience both in clinical and administrative medicine, and is board-certified in family practice. Prior to joining us, Dr. Guethon served as the Regional Medical Director for JSA Healthcare Corporation, a provider services network located in Tampa, Florida from April 2001 through October 2001 and as the Medical Director of Humana’s Orlando market operations from April 1998 through April 2001.  Dr. Guethon earned his undergraduate degree from the University of Miami, his doctorate in medicine degree from the University of South Florida College of Medicine, and completed an MBA program at Tampa College.

ROBERT J. SABO, C.P.A. has served as our Chief Financial Officer since November 15, 2006. Mr. Sabo has over 35 years of financial expertise focused substantially in the Florida healthcare industry.  From November 2003 to October 2006, he was the Chief Financial Officer of Hospital Partners of America, LLC, a privately held North Carolina healthcare services and hospital partnership company, where his duties included the day to day financial operations of the organization as well as the company’s significant business development and merger and acquisition work. He began his career as a CPA in South Florida with Ernst & Young in 1972, and was admitted to the partnership in 1984.  He was the Market Leader of the Health Science Practice of the Carolinas from January 1999 to June 2003.  Mr. Sabo graduated with a B.B.A. in Accounting from the University of Miami.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

ITEM 1A.     RISK FACTORS

Reductions in Funding for Medicare Programs and Other Provisions Under the Recent Healthcare Reform Legislation and Future Related Regulations Could Have a Material Adverse Effect on Our Business, Revenue and Profitability

The Reform Acts made significant changes to the Medicare program and to the health insurance market overall.  A number of provisions of healthcare reform legislation took effect September 23, 2010, and other provisions take effect between 2011 and 2018.  Potentially adverse provisions include:

•
Medicare Advantage benchmarks for 2011 have been frozen at 2010 levels. Beginning in 2012, Medicare Advantage benchmark rates will be phased down from current levels to levels that are between 95% and 115% of fee-for-service costs, depending on a plan’s geographic area.  Plans receiving certain quality ratings by CMS will be eligible for bonus rate increases.

•	Rebates received by Medicare Advantage plans that “underbid” based on payment benchmarks will be reduced, with larger reductions for plans failing to receive certain quality ratings.

•	The Secretary of HHS is granted explicit authority to deny Medicare Advantage plan bids that propose significant increases in cost sharing or decreases in benefits.

•
Beginning in 2014, Medicare Advantage plans with medical loss ratios below 85% will be required to pay a rebate to the Secretary of HHS. The Secretary will halt enrollment in any plan failing to meet this ratio for three consecutive years, and terminate any plan failing to meet the ratio for five consecutive years.

•	Beginning January 1, 2011, cost-sharing for certain services (such as chemotherapy and skilled nursing care) will be limited to the cost-sharing permitted under traditional Medicare.

•	Prescription drug plans will be required to cover all drugs on a list developed by the Secretary of HHS, and the Part D subsidy for high-income beneficiaries will be reduced.

Substantially all of our revenue is directly or indirectly derived from the monthly premium payment from CMS that is paid to Humana.  As a result, our business and results of operations are dependent on government funding levels for Medicare Advantage programs.  Any changes that limit or reduce Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business.

Due to the Reform Acts’ recent passage, scope and complexity, the unsettled nature of the reforms and the numerous steps required to implement them, and our inability to predict or dictate how Humana, CarePlus, our customers and/or our various direct and indirect competitors will react to the Reform Acts, we believe that we have limited ability to predict the direct and indirect effects of the Reform Acts upon the Medicare Advantage industry and us. For instance, although we anticipate that we will experience a decline in per beneficiary payment rates under the Reform Acts, we also anticipate the impact of such reduction on us will be  mitigated, by some indeterminate amount by some of the following factors: enhanced medical management that will reduce the cost of care, reduced plan benefit offerings, increased customer co-pays and deductibles, the potential for plan quality bonuses, improved plan risk score compliance and/or other factors. We note that, although we are seeking to implement various operational and strategic initiatives with respect to the Reform Acts, our ability to anticipate and effectuate certain initiatives is significantly restricted since we have limited ability to influence, among other things, Humana’s marketing efforts to increase enrollment in the plans that we serve, the plan benefits offered by Humana, the plan co-pays and deductibles set by Humana and/or the quality ratings received by the Humana plans that we serve. If we fail to effectively implement our operational and strategic initiatives with respect to the Reform Acts for any reason, it is reasonably possible that our business may be materially adversely affected by the Reform Acts and related regulations.

As a result, changes to Medicare Advantage health plan reimbursement rates stemming from the Reform Acts as well as newly enacted and future regulations adopted in connection therewith may negatively impact our business, revenue and profitability.  In addition, the Reform Acts establish a Medicare shared savings program for Accountable Care Organizations (ACOs) to take effect beginning in January 2012.  Under this shared savings program, the Secretary of HHS may contract with eligible organizations, including group medical practices, to be accountable for the quality, cost and overall care of Medicare beneficiaries assigned to the ACO.  Participating ACOs that meet specified quality performance standards will be eligible to share in any savings below a specified benchmark amount.  The Secretary of HHS is also authorized, but not required, to use capitation payment models with ACOs.  The development and expansion of ACOs has the potential to adversely impact our business, revenue and profitability.

There are numerous steps required to implement the Reform Acts, and Congress may seek to alter or eliminate some of the provisions described above.  Numerous legal challenges have also been raised to the Reform Acts that could alter or eliminate certain provisions.  Further, various health insurance reform proposals are also emerging at the state level.  Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance reforms may be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business.  However, the enacted reforms as well as future legislative changes may have a material adverse effect on our results of operations, including lowering our reimbursement rates and increasing our expenses.

Our Operations are Dependent on Humana and, At Times, Their and Our Economic Interests May Diverge.

For the year ended December 31, 2010, approximately 99.5% of our revenue was earned through the Humana Agreements.  We expect that, going forward, substantially all of our revenue will continue to be derived under the Humana Agreements.  Humana may immediately terminate any of the Humana Agreements and/or any individual physician credentialed under the Humana Agreements upon the occurrence of certain events.  Humana may also amend the material terms of the Humana Agreements under certain circumstances.  See “Item 1.  Business- Humana Agreements” for a detailed discussion of the Humana Agreements.  Failure to maintain the Humana Agreements on favorable terms, for any reason, would materially adversely affect our results of operations and financial condition. A material decline in enrollees in Humana’s Medicare Advantage program could also have a material adverse effect on our results of operations.

Notwithstanding Humana and our current shared interest in providing service to Humana Participating Customers enrolled in Humana’s Medicare Advantage Plans, Humana and we have different and, at times, opposing economic interests.  Humana provides a wide range of health insurance services across a wide range of geographic regions, utilizing a vast network of providers.  As a result, Humana and we may have different views regarding the proper pricing of our services and/or the proper pricing of the various service providers in Humana’s provider networks, the cost of which we bear to the extent we utilize such service providers.  Humana and we may also have different views regarding the efforts and expenditures that they, we and/or other service providers should make to achieve and/or maintain various quality ratings.  Similarly, as a result of changes in laws, regulations, consumer preferences or other factors, Humana may find it in its best interest to provide health insurance services in Florida pursuant to another payment or reimbursement structure.  In the event our interests diverge, we may have limited recourse or alternative options in light of our dependence on Humana.  There can be no assurances that Humana and we will continue to find it mutually beneficial to work together.

Because we operate exclusively as a PSN in Florida, primarily pursuant to the Humana Agreements, our exposure to many of the risks described herein are not mitigated by a diversification of our lines of business, geographic focus or sources of revenue.   While there are limited restrictions to pursuing such diversification in certain Florida counties due to the Humana Agreements, we would have to establish new relationships with physicians and other healthcare providers.  In addition, if we were to seek expansion into new geographic markets we would  be required to comply with laws and regulations of states that differ from the ones in which we currently operate, and may face competitors with greater knowledge of such local markets.

Reductions in the Quality Ratings of the Humana Plans We Serve Could Have an Adverse Affect on Our Results of Operations, Financial Condition and/or Cash Flow

As a result of the Reform Acts, we anticipate the level of reimbursement Humana receives from CMS will be dependent in part upon the quality rating of the Humana Medicare plans that we serve.  Such ratings are expected to impact the percentage of any Cost Savings Rebate and any Bonuses earned by Humana.  Since our revenue for 2011 is expected to be calculated as a percentage of CMS reimbursements received by Humana with respect to Humana Participating Customers, reductions in the quality ratings of the Humana plan that we serve could have an adverse affect on our results of operations, financial condition and/or cash flows. Given Humana’s control of the plan and the many other providers that serve the plan, we believe we will have limited ability to influence the plan’s overall quality rating.

Future Reductions in Funding for Medicare Programs and other Healthcare Reform Initiatives Could Adversely Affect Our Profitability

Substantially all of our revenue is directly or indirectly derived from reimbursements generated by Humana Medicare Advantage plans.  As a result, our revenue and profitability are dependent on government funding levels for Medicare Advantage programs.

The Medicare programs are subject to statutory and regulatory changes, prospective and retroactive rate adjustments, administrative rulings, and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels.  These government programs, as well as private insurers, have taken and continue to take steps to control the cost, use and delivery of healthcare services.

For instance, the Reform Acts freeze the 2011 Medicare Advantage payment benchmarks at 2010 levels and thereafter reduce future year benchmark payments pursuant to a statutorily prescribed schedule.  The Reform Acts also established a new Independent Payment Advisory Board to recommend ways to reduce Medicare spending if the increase in Medicare costs per capita exceeds certain targets.  Notwithstanding the recent passage of the Reform Acts, additional steps could be taken by government agencies and plan providers to further restrict, directly or indirectly, the reimbursements available to plan service providers.

Our Records and Submissions to Humana May Contain Inaccurate or Unsupportable Information Regarding Risk Adjustment Scores of Humana Participating Members, which Could Cause Us to Overstate or Understate Our Revenue and Subject Us to Various Penalties

We submit to plan providers claims and encounter data that support the risk adjustment scores of our customers, which determine, in part, the revenue to which the plan provider and we are entitled for such customers.  This data is submitted to CMS by Humana based on medical charts and diagnosis codes prepared and submitted by us.  Humana generally relies on us to appropriately document and support such risk-adjustment data in their medical records and appropriately code customer claims.  We sometimes experience errors in information and data reporting systems relating to claims, encounters, and diagnoses.  Inaccurate or unsupportable coding, inaccurate records for new customers, and erroneous claims and encounter recording and submissions could result in inaccurate capitation fee revenue and risk adjustment payments, which are subject to correction or retroactive adjustment in later periods.  Payments that we receive in connection with this corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded.  We, the plan providers or CMS through a medical records review and risk adjustment validation, may also find that data regarding our customers’ risk scores, when reconciled, requires that we refund a portion of the revenue that we received, which refund, depending on its magnitude, could damage our relationship with the subject plan provider and have a material adverse effect on our results of operations or cash flows.

CMS announced that it would audit Medicare Advantage plans, primarily targeted based on risk score growth, for compliance by the plans and their providers with proper coding practices.  CMS began targeted medical record reviews and adjustment payment validations in late 2008, focusing on risk adjustment data from 2006 dates of service, which were the basis for premium payments for the 2008 plan year.  CMS has indicated that payment adjustments will not be limited to risk scores for the specific beneficiaries for which errors are found but may be extrapolated to the entire plan.  There can be no assurance that the plans we serve will not be randomly selected or targeted for review by CMS.  In the event that a plan is selected for a review, there can be no assurance that the outcome of such a review will not result in a material adjustment in our revenue and profitability, even if the information we submitted to the plan is accurate and supportable.

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

To the extent that the Humana Participating Customers require more care than is anticipated, aggregate capitation rates may be insufficient to cover the costs associated with the treatment of such Humana Participating Customers. If medical expenses exceed our estimates, except in very limited circumstances, we will be unable to increase the capitation fee received under these contracts during the then-current terms.

Since we do not negotiate with CMS or Humana regarding the benefits to be provided under Humana’s Medicare Advantage plans, we often have just a few months to familiarize ourselves with each new, annual package of benefits we are expected to offer.  If Humana exercises its right to amend the benefits offered, we may object to such amendment within 30 days.  If we object to such amendment, Humana may terminate the applicable Humana Agreement upon 90 days written notice.  Aside from the foregoing, we have limited ability to negotiate with Humana regarding the scope of benefits we will be directly or indirectly responsible for providing.  While the Humana Agreements covering 25,100 customers have one-year renewable terms, the term of the IPA Agreement, which covers 9,300 customers, is five years.  Accordingly, even if the Humana Agreements covering the 25,100 customers were terminated, we could still have an obligation to provide services under the IPA Agreement for a number of years, potentially at a loss.

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

A Failure to Estimate Incurred But Not Reported Medical Benefits Expense Accurately Could Adversely Affect Our Profitability.

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

We Face Certain Competitive Threats Which Could Reduce Our Profitability and Increase Competition for Customers.

We face certain competitive threats based on certain features of the Medicare programs, including the following:

•
As a result of the direct and indirect impacts of the Reform Acts, many customers may decide that a traditional fee-for-service Medicare program is more attractive than the Humana Medicare Advantage plans we serve.  As a result, enrollment in the plans we serve may decrease.

•
Managed care companies offer alternative products such as regional PPOs and private fee-for-service plans. Medicare PPOs and private fee-for-service plans allow their customers more flexibility in selecting physicians than Medicare Advantage HMOs, which typically require customers to coordinate care with a primary care physician. The Medicare Modernization Act has encouraged the creation of regional PPOs through various incentives, including certain risk corridors, or cost-reimbursement provisions, a stabilization fund for incentive payments, and special payments to hospitals not otherwise contracted with a Medicare Advantage plan that treat regional plan enrollees. The formation of regional Medicare PPOs and private fee-for-service plans can affect our PSN’s relative attractiveness to existing and potential Medicare customers in their service areas.

•
The payments for the local and regional Medicare Advantage plans are based on a competitive bidding process that may indirectly cause a decrease in the amount of the capitation fee paid to the PSN or cause the PSN to increase the benefits it offers.

•
Medicare beneficiaries generally have a limited annual enrollment and disenrollment period during which they can choose between participating in a Medicare Advantage plan and receiving benefits under the traditional fee-for-service Medicare program. After the annual enrollment and disenrollment period, most Medicare beneficiaries will not be permitted to change their Medicare benefits. The annual enrollment process and subsequent “lock-in” provisions of the Reform Act may adversely affect our level of revenue growth as it will limit Humana’s ability to market to and enroll new customers in its established service areas outside of the annual enrollment period.

•
Commencing in 2012, CMS will allow Medicare beneficiaries who are enrolled in a Medicare Advantage plan with a quality rating of 4.5 stars or less to enroll in a 5 star rated Medicare Advantage plan at any time during the benefit year.  If the plans we serve are not 5 star rated, such plans and we may face a competitive disadvantage recruiting and retaining customers.

CMS’s Risk Adjustment Payment System Could Result In Material Retroactive Adjustments to Our Results of Operations.

CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish appropriate compensation for Medicare plans that enroll and treat less healthy Medicare beneficiaries.  CMS establishes premium payments to Medicare plans based on the plans’ approved bids at the beginning of the calendar year. Based on the customers’ known demographic and risk information, CMS then adjusts premium levels on two separate occasions during the year on a retroactive basis to take into account additional customer risk data. The first such adjustment updates the risk scores for the current year based on prior year’s dates of service. The second such adjustment is a final retroactive risk premium settlement for the prior year. As a result of the variability of factors impacting risk scores, the actual amount of CMS’s retroactive adjustment could be materially more or less than our estimates. The change in this estimate may result in favorable or unfavorable adjustments to our Medicare capitated fee revenue and, accordingly, our profitability.

A Disruption in Our Healthcare Provider Networks Could Have an Adverse Effect on Our Operations and Profitability.

Our operations and profitability are dependent, in part, upon our ability to contract with healthcare providers and provider networks on favorable terms. In any particular service area, healthcare providers or provider networks could refuse to contract with us or Humana, demand higher payments, or take other actions that could result in higher healthcare costs, disruption of benefits to our customers, or difficulty in meeting our regulatory or accreditation requirements. In some service areas, healthcare providers or provider networks may have significant market positions. If healthcare providers or provider networks refuse to contract with us or Humana, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, then our ability to market products or to be profitable in those service areas could be adversely affected. Our provider networks could also be disrupted by the financial insolvency of a large provider group. Any disruption in our provider network could result in a loss of customers or higher healthcare costs.

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

We Depend on Humana to Provide Us with Crucial Information and Data.

Humana provides a significant amount of information and services to the PSN, including revenue, claims and membership data and other information, including reports and calculations of costs of services provided and payments to be received by the PSN.  The PSN does not own or control such systems and, accordingly, has limited ability to ensure that these systems are properly maintained, serviced and updated.  In addition, information systems such as these may be vulnerable to failure, acts of sabotage and obsolescence.  The PSN’s business and results of operations could be materially and adversely affected by its inability, for any reason, to receive timely and accurate information from Humana.

Competition For Physician Practice Group Acquisitions and Other Factors May Impede Our Ability to Acquire Other Physician Practices and May Inhibit Our Growth.

We anticipate that a portion of the future growth of our PSN may be accomplished through acquisitions of physician practices or other provider service networks with Humana or CarePlus contracts.  The success of this strategy depends upon our ability to identify suitable acquisition candidates, reach agreements to acquire these companies, obtain necessary financing on acceptable terms and successfully integrate the operations of these businesses.  In pursuing acquisition opportunities, we may compete with other companies that have similar growth strategies.  Some of these competitors are larger and have greater financial and other resources then we have.  This competition may prevent us from acquiring businesses that could improve our growth or expand our operations.

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

We maintain professional liability insurance and other insurance coverage that we believe are adequate based on industry standards. Nonetheless, potential liabilities may not be covered by insurance, insurers may dispute coverage or may be unable to meet their obligations or the amount of insurance coverage and/or related reserves may be inadequate. There can be no assurances that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all. Moreover, even if claims brought against us are unsuccessful or without merit, we would have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly and may distract management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

Our Industry is Already Very Competitive; Increased Competition Could Adversely Affect Our Revenue; the PSN Competes with Other Service Providers for Humana’s Business.

We compete in the highly competitive and regulated healthcare industry, which is subject to continuing changes with respect to the provision of services and the selection and compensation of providers.  Substantially all of our revenue was directly or indirectly derived from premiums generated by Medicare Advantage health plans.  In 2010, substantially all of our revenue was earned through the Humana Agreements.  Humana competes with other health plans in securing and serving customers in the Medicare Advantage Program.  Companies in other healthcare industry segments, some of which have financial and other resources comparable to or greater than Humana, are competitors to Humana.  The market in Florida has become increasingly attractive to health plans that may compete with Humana.  Humana may not be able to continue to compete profitably in the healthcare industry if additional competitors enter the same market.

The PSN competes with other service providers for Humana’s business and Humana competes with other health plans in securing and serving customers in the Medicare Advantage Program.  Failure to maintain favorable terms in the Humana Agreements would adversely affect our results of operations and financial condition.

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

Our business is subject to substantial federal and state regulation. These laws and regulations, along with the terms of our contracts and licenses, directly or indirectly regulate how we do business, what services we offer, and how we interact with our customers, providers, and the public. Healthcare laws and regulations are subject to frequent change and varying interpretations. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could adversely affect our business by, among other things:

•	reducing the capitation payments we receive;
•	imposing additional license, registration, or capital reserve requirements;
•	increasing our administrative and other costs;
•	forcing us to undergo a corporate restructuring;
•	increasing mandated benefits without corresponding capitation fee increases;
•	limiting our ability to engage in inter-company transactions with our affiliates and subsidiaries;
•	forcing us to restructure our relationships with providers; or
•	requiring us to implement additional or different programs and systems.

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

The healthcare services that we and our affiliated professionals, including the PSN physicians, provide are subject to extensive federal, state and local laws and regulations governing various matters such as the licensing and certification of our facilities and personnel, the conduct of our operations, billing and coding policies and practices, policies and practices with regard to patient privacy and confidentiality, and prohibitions on payments for the referral of business and physician self-referrals.  These laws and regulations generally aimed at protecting patients and federal healthcare programs, and the agencies charged with the administration of these laws and regulations have broad authority to enforce them.  See Item 1.  “Business - Government Regulation” for a discussion of the various federal government and state laws and regulations to which we are subject.

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

Regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, require us to comply with standards regarding the exchange of health information within our company and with third parties, including healthcare providers, designated “business associates” and customers. These regulations include standards for common healthcare transactions, including claims information, plan eligibility, and payment information; unique identifiers for providers and employers; security; privacy; and enforcement. HIPAA also provides that to the extent state laws impose stricter privacy standards than HIPAA privacy regulations, the stricter state law requirements are not preempted by HIPAA.  However, HIPAA generally does preempt more lenient state law requirements.

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

Our Exploration of Various Forms of Business Proposals Could be Disruptive to Our Business and We May Never Recover Our Investment in Such Efforts.

From time to time we explore various business proposals that we believe have the promise of resulting in a transaction or relationship that could be beneficial to us.  Such proposals may relate to new service areas, new businesses, new services and/or strategic alternatives.  Such perceived opportunities may be presented to us by third parties without solicitation and, in other instances, we may take certain actions to generate and/or gauge an expression of interest or an offer.  The exploration of such proposals is an inherently uncertain process, not uniquely within our control and subject to unpredictable developments and set-backs.  We may incur substantial expenses and consume considerable management and employee time, exploring whether or not to even conditionally advance one or more business proposals.  The diversion of our management's and employees’ attention can be disruptive to our on-going business.  Although our Board of Directors can commit to act in our best interest when making and/or evaluating any communications regarding business proposals, we cannot assure you that any series of conversations, expressions of interest or offers will ever result in an offer that is deemed to be in our best interest by our Board of Directors and/or shareholders, which may be asked to pass upon an offer in certain circumstances. Accordingly, we are also subject to the risk that we may never recoup the investment of money and/or management time that we devote to business proposals.

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

Our Quarterly Results Will Likely Fluctuate, Which Could Impact the Value of Our Common Stock.

We are subject to quarterly variations in revenue and medical expenses due to, among other things, our ever evolving estimates of reimbursement rates and incurred but not reported medical expenses, as well as fluctuations in customer utilization.  For example, our estimates of reimbursement rates are often materially impacted when CMS retroactively adjusts reimbursement rates and we generally experience a greater use of medical services in some months than others.  Accordingly, our results of operations fluctuate from period to period and our results of operations for any quarter are not necessarily indicative of results of operations for any future period or full year, which could impact the value of our Common Stock.

The Market Price of Our Common Stock Could Fall as a Result of Sales of Shares of Common Stock in the Market or the Price Could Remain Lower because of the Perception that Such Sales May Occur.

We cannot predict the effect, if any, that future sales or the possibility of future sales may have on the market price of our Common Stock.  As of December 31, 2010, there were approximately 40.8 million shares of our Common Stock outstanding, all of which are freely tradable without restriction or tradable in accordance with Rule 144 of the Securities Act with the exception of approximately 3.4 million shares owned by certain of our officers, directors and affiliates which may be sold publicly at any time subject to the volume and other restrictions promulgated pursuant to Rule 144 of the Securities Act and subject to legal restrictions such as insider trading laws.  There are approximately 1.2 million restricted shares of our Common Stock owned by certain of our employees and directors at December 31, 2010 that are subject to forfeiture until vested in accordance with their terms.  In addition, as of December 31, 2010, approximately 3.7 million shares of our Common Stock were reserved for issuance upon the exercise of options which were previously granted and 659,000 shares of our Common Stock were reserved for future issuance upon conversion of the Series A Preferred Stock.

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

Our principal executive office is located at 250 South Australian Avenue, Suite 400, West Palm Beach, Florida where we occupy 18,100 square feet at a current monthly rent of approximately $27,400 pursuant to a lease expiring March 31, 2011.

In the last quarter of 2010, we entered into a lease to relocate our principal executive office.  The new location will be 777 Yamato Road, Suite 510, Boca Raton, Florida 33431, where we will occupy 19,600 square feet at average monthly rent of $17,900.  The lease is effective April 1, 2011.  The lease expires in September 2021 and contains two five year extensions at our option.

We have a satellite office in Daytona Beach, Florida where we occupy 5,700 square feet at a monthly rent of $10,000 pursuant to a lease expiring in January 2012.

The PSN leases eleven offices serving customers in Central Florida and South Florida with aggregate monthly rental payments of $52,600 pursuant to lease agreements with remaining noncancellable terms ranging from one to six years after December 31, 2010.

ITEM 3	LEGAL PROCEEDINGS

We are a party to various legal proceedings which are either immaterial in amount to us or involve ordinary routine litigation incidental to our business and the business of our subsidiaries.  There are no material pending legal proceedings, other than routine litigation incidental to our business to which we are a party or of which any of our property is the subject. There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the NYSE Amex Exchange under the symbol “MDF”. The following table sets forth the high and low sales prices for our Common Stock, as reported by NYSE Amex, for each full quarterly period within the two most recent years:

	High	Low
	($)	($)
Quarter ended March 31, 2009	$1.78	$1.20
Quarter ended June 30, 2009	$2.19	$1.46
Quarter ended September 30, 2009	$2.49	$2.01
Quarter ended December 31, 2009	$2.21	$1.85
Quarter ended March 31, 2010	$3.23	$2.00
Quarter ended June 30, 2010	$4.31	$3.01
Quarter ended September 30, 2010	$3.95	$3.44
Quarter ended December 31, 2010	$4.80	$3.70

At February 16, 2011, we believe we had approximately 6,203 beneficial shareholders.

Issuer Purchases of Equity Securities

On October 3, 2008, we announced a stock repurchase plan pursuant to which our Board of Directors authorized us to repurchase up to 10 million shares of our common stock.  On both August 3, 2009 and February 24, 2010, the Board of Directors approved a five million share increase to the share repurchase program bringing the total number of shares of common stock authorized for repurchase under the program to 20 million shares.  The plan does not have a scheduled expiration date.

No shares of common stock were repurchased during the fourth quarter of 2010.  As of December 31, 2010, the maximum number of shares that may yet be purchased under the plan is 5.4 million.

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

Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans

Equity compensation plans
approved by security holders	3,696,000	$2.08	2,007,000

(1)
The number of securities remaining available for issuance under equity compensation plans in the table above has been reduced by 1.2 million shares of unvested restricted common stock.  For information concerning these awards see Note 15 to the Consolidated Financial Statements.

Performance Graph

The following graph depicts our cumulative total return for the last five fiscal years relative to the cumulative total returns of the NASDAQ Stock Market Index and a group of peer companies (the “Peer Group”). All indices shown in the graph have been reset to a base of $100 as of December 31, 2005 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date.

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
Metropolitan Health Networks, Inc.	$127	$100	$67	$83	$186
NASDAQ Composite	110	122	73	107	126
NASDAQ Health Services	100	131	95	126	152
SIC Code 8000-8099 Health Services	108	107	77	108	117

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2010
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2005
2006
2007
2008
2009
2010
Metropolitan Health Networks Inc.
NASDAQ Composite-Total Returns
NASDAQ Health Services Index
SIC Code 8000-8099 Health Services

ITEM 6         SELECTED FINANCIAL DATA

Set forth below is our selected historical consolidated financial data as of and for each of the five years ended December 31, 2010.  The selected historical consolidated financial data should be read in conjunction with the consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report.  The consolidated statement of operations data and balance sheet data as of and for each of the five years ended December 31, 2010 are derived from our audited consolidated financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm.

	For the years ended December 31,
	2010		2009		2008		2007	2006
Statement of Operations Data
Revenue	$368,185,734		$354,407,100		$317,211,727		$277,577,289	$228,216,073
Operating income (loss)	$41,283,993	(2)	$22,981,103	(2)	$16,540,974	(1)	$8,071,571	$(232,952)
Income befor income taxes	$41,584,550		$23,348,679		$16,618,535		$9,440,738	$825,561
Net income	$25,700,396		$14,448,566		$10,204,467		$5,913,998	$472,561
Basic earnings per share	$0.65		$0.32		$0.21		$0.12	$0.01
Diluted earnings per share	$0.62		$0.31		$0.20		$0.11	$0.01
Weighted average common shares
outstanding-basic	39,194,986		44,496,487		49,093,039		50,573,349	50,032,555
Weighted average common shares
outstanding-diluted	41,508,951		45,940,636		50,353,644		51,796,185	51,472,616
Cash dividend declared	-		-		-		-	-
Balance Sheet Data
Cash and equivalents	$10,596,184		$6,794,809		$2,701,243		$38,682,186	$23,110,042
Short-term investments	$38,949,254		$27,036,310		$33,641,140		$-	$-
Total current assets	$60,974,972		$35,715,053		$40,867,225		$44,763,752	$30,464,838
Total assets	$74,724,256		$51,332,242		$49,144,355		$53,811,047	$41,841,033
Total current liabilities	$6,814,861		$8,008,609		$6,339,625		$15,545,068	$10,911,770
Total liabilities	$6,973,952		$8,406,336		$6,339,625		$15,545,068	$10,911,770
Total working capital	$54,160,111		$27,706,444		$34,527,600		$29,218,684	$19,553,068
Long - term obligations,
including current portion	$477,273		$715,909		$-		$-	$-
Total stockholders' equity	$67,750,304		$42,925,906		$42,804,730		$38,265,979	$30,929,263

(1)	Includes a gain on the sale of our HMO of $5.9 million and related stay bonuses and termination costs of $1.6 million.
(2)	Includes an incremental gain on the sale of our HMO of $62,000 in 2010 and $1.3 million in 2009.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties, judgment and assumptions.  You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Metropolitan Health Networks, Inc. (“Metropolitan”) is a for profit corporation incorporated under the laws of Florida.  We operate a provider services network (the “PSN”), through which we provide and arrange for medical care primarily to Medicare Advantage beneficiaries in the State of Florida who have enrolled in health plans primarily operated by Humana, Inc. (“Humana”), or its subsidiaries, one of the largest participants in the Medicare Advantage program in the United States.  We operate the PSN through our wholly-owned subsidiary, Metcare of Florida, Inc.  As of December 31, 2010, the PSN operated in 16 Florida counties and provided healthcare benefits to approximately 34,800 Medicare Advantage beneficiaries and primary care physician services to several thousand non-Humana Participating Customers.

Our results are impacted by many factors, but most notably are influenced by our ability to establish and maintain a competitive and efficient cost structure and to accurately and consistently negotiate competitive payments from Humana.  Benefit costs may be subject to a high rate of inflation due to many forces, including new higher priced technologies and medical procedures, new prescription drugs and therapies, an aging population, lifestyle challenges including obesity and smoking, the tort liability system, and government regulation.

We rely on a key statistical performance measure, the medical expense ratio (“MER”), which is computed by taking total medical expense as a percentage of revenue.  This measure represents a statistic used to measure gross profit.

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

Use of Estimates, Revenue, Expense and Receivables

Our revenue is primarily derived from risk-based health insurance arrangements in which a monthly per customer capitation fee is paid to us, which fee varies depending on the county, age and severity of illness of the Humana Participating Customer.  We assume the economic risk of funding our customers’ healthcare services and related administrative costs.  Capitation fee revenue is recognized in the period in which eligible individuals are entitled to receive healthcare services.  Because we have the obligation to fund medical expenses, we recognize gross revenue and medical expenses associated with the Humana Agreements in our consolidated financial statements.

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

Each period we re-examine previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As the estimate of medical claims payable recorded in prior periods become more exact, we adjust the amount of our liability estimates, and include the changes in such estimates in medical expense in the period in which the change is identified.  In each reporting period, our operating results include the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our medical expenses payable is adequate to cover future claims payments required, such estimates are based on claims experience to date and various assumptions. Therefore, the actual liability could differ materially from the amounts recorded.  See Notes 2 and 8 to the Consolidated Financial Statements and Item 1A Risk Factors - “A Failure To Estimate Incurred But Not Reported…”

Pending Adoption of an Accounting Pronouncement

In August 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the FASB Financial Accounting Standards Codification that requires the cost of malpractice claims or similar contingent liabilities shall no longer be presented net of anticipated insurance recoveries. An entity that is indemnified for these liabilities shall recognize an insurance receivable at the same time that it recognizes the liability, measured on the same basis as the liability, subject to the need for a valuation allowance for uncollectible amounts. The amendment also discusses the accounting for insurance claims costs, including estimates of costs relating to incurred-but-not-reported claims and the accounting for loss contingencies. The amendment was effective for fiscal years, and interim periods within those years, beginning in the first quarter of 2011.

This amendment will have no effect on the method we use to estimate these liabilities.  The amendment will require us to reflect as a liability amounts that may be payable for malpractice costs or similar contingent liabilities.  In addition, we will record a receivable for the expected insurance recovery related to these liabilities.  At December 31, 2010, we believe that all such liabilities will be covered by insurance.

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

Contractual Obligations and Other Contractual Commitments

The following table summarizes our significant contractual obligations and commercial commitments, including the new corporate office lease, as of December 31, 2010.

	Payment Due by Period
Contractual		Less Than	1 - 3	3 - 5	More Than
Obligations	Total	1 Year	Years	Years	5 years
Operating lease obligations	$8,560,000	$1,270,000	$2,226,000	$1,970,000	$3,094,000
Service Agreements	1,490,000	1,064,000	426,000	-	-
Employment obligations	3,839,000	3,839,000	-	-	-
	$13,889,000	$6,173,000	$2,652,000	$1,970,000	$3,094,000

As of December 31, 2010, our long-term debt totaled $477,000 (including current portion) and we had no payment obligations that would constitute capital lease obligations.

On January 3, 2011, we entered into a two-year service provider agreement to provide software and analysis that will allow us to better manage the care of our customers.  The contract fee is approximate $800,000 annually.

Impact of Inflation

In September 2010, CMS announced that Medicare program spending is projected to increase by 2.7% in 2010.  CMS also projects that the Medicare spending growth rate from 2011 to 2019 will increase by an average of 6.3%. The principal projected drivers for this growth include continued cost-increasing medical innovation, inflation, continued strong demand for prescription drugs and the aging baby-boomer demographic.

Comparison of 2010 and 2009
Summary

Net income in 2010 was $25.7 million compared to $14.4 million in 2009, an increase of $11.3 million or 78.5%.  The increase in net income was primarily a result of a $39 increase in our per customer per month (“PCPM”) revenue, and a decrease in our PCPM medical expense of $21, which was partially offset by an increase in operating expenses.

Basic earnings per share were $0.65 in 2010 compared to $0.32 in 2009.  Diluted earnings per share were $0.62 in 2010 compared to $0.31 in 2009.  The increase in earnings per share in 2010 was primarily a result of our increased net income and a reduction of 5.3 million basic weighted average shares outstanding and 4.4 million diluted weighted average shares outstanding in 2010 as compared to 2009.

Revenue increased to $368.2 million in 2010 from $354.4 million in 2009, an increase of $13.8 million or 3.9%.   The increase in revenue is primarily attributable to an increase in the average risk scores of the customers we serve.  We believe this increase primarily reflects our continuing efforts to assure that our customers are properly diagnosed and assigned the appropriate Medicare risk score.  This increase was partially offset by a 5.0% reduction in the premium rate paid by CMS to Medicare Advantage plans effective January 1, 2010 and a 0.8% reduction in the number of customer months for the year.

Total medical expense for 2010 was $302.4 million compared to $313.6 million for 2009, a decrease of approximately $11.2 million or 3.6%.  PCPM medical costs decreased $21.  The decrease in PCPM medical costs is attributable to a number of factors, including certain plan design changes made by Humana in selected markets to increase customer co-pays and deductibles and modify certain benefits.  Such changes were primarily a response to the CMS premium reduction and expected utilization and cost increases.  In addition, certain high cost special needs plans were eliminated in January 2010 which reduced both our medical costs and our revenue.  We also believe that we are seeing the results of the adoption of the PCMH model of customer care in our owned offices as well as our continued efforts to improve medical care to our customers so they receive the appropriate level of medical care at the appropriate time.

Our gross profit was $65.8 million in 2010 as compared to $40.9 million in 2009, an increase of $24.9 million or 60.9%.

Our medical expense ratio (“MER”), which is computed by dividing total medical expense by revenue, was 82.1% in 2010 compared to 88.5% in 2009.  The decrease in MER is a result of our increased revenue and lower medical costs.

Operating expenses increased to $24.5 million in 2010 as compared to $19.2 million in 2009, an increase of $5.3 million or 27.6%.  The increase in operating expenses is primarily due to an increase in payroll, payroll taxes and benefits of $4.1 million and an increase in general and administrative expense of $1.2 million.

Income before income taxes in 2010 was $41.6 million compared to of $23.3 million in 2009.  The increase in the income before income taxes between the periods is primarily a result of the increased gross profit discussed above reduced primarily by the increase in our operating expenses.

See “Item 1A.  Risk Factors” for further discussion of the most significant risks that affect our business, financial condition, results of operations and/or cash flows.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services as of December 31, 2010 and 2009 and (ii) the aggregate customer months for 2010 and 2009.  Customer months are the aggregate number of months of healthcare services we have provided to customers during a period of time.

Customers at December 31		Customer Months In		Percentage Decrease in Customer Months
2010	2009	2010	2009	Between Years
34,800	35,500	421,900	425,100	-0.8%

The decrease in total customer months for 2010 as compared to 2009 is primarily a result of the net effect of the elimination of certain high cost special needs plans, new enrollments and disenrollments, deaths, customers moving from the covered areas, customers transferring to another physician practice or customers making other insurance selections.

At February 1, 2011, the PSN was providing services to approximately 34,400 Humana Participating Customers.

Revenue

The following table provides a breakdown of our sources of revenue.

	Year Ended December 31		$	%
	2010	2009	Increase	Change
PSN revenue from Humana	$366,520,000	$352,993,000	$13,527,000	3.8%
PSN fee-for-service revenue	1,666,000	1,414,000	252,000	17.8%
Total PSN revenue	$368,186,000	$354,407,000	$13,779,000	3.9%

Revenue PCPM	$873	$834		4.7%

Member Months	421,900.00	425,100.00

In 2010, the increase in our PCPM revenue resulted primarily from an increase in the Medicare risk score of our customers and was partially offset by a 5% CMS premium rate reduction in 2010.

The PSN’s most significant source of revenue during both 2010 and 2009 was the capitation fee revenue generated pursuant to the Humana Agreements (the “Humana Related Revenue”).  The Humana Related Revenue increased from $353.0 million in 2009 to $366.5 million in 2010, an increase of approximately $13.5 million or 3.8%.

Periodically, we receive retroactive adjustments to the capitation fees paid to us based on the updated MRA scores of our customers.  The factors considered in this update include changes in demographic factors, risk adjustment scores and customer information.  In addition, the number of customers for whom we receive capitation fees may be retroactively adjusted due to enrollment changes not yet processed or reported. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded.  We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is available, and either the collectibility of the amount is reasonably assured, or the likelihood of repayment is probable.

At December 31, 2010, we recorded a $2.2 million receivable representing our estimate of the retroactive MRA capitation fee for services provided in 2010 that we expect to receive in the summer of 2011.  In 2010, we received the final retroactive MRA capitation fee payment for services provided in 2009.  The amount received was not materially different then the $1.4 million receivable that was included in the due to Humana at December 31, 2009. At December 31, 2008, we had recorded a $3.8 million estimated retroactive MRA capitation fee receivable for services provided in 2008 and received $3.0 million in 2009. The difference of $800,000 reduced revenue in 2009.

We continue to invest resources in people and processes to assure that our customers are assigned the proper risk scores. These processes include ongoing training of medical staff responsible for coding and routine auditing of customer charts to assure risk-coding compliance.   Customers with higher risk codes generally require more healthcare resources than those with lower risk codes.  Proper coding helps to assure that we receive a capitation fee consistent with the cost of treating these customers. Our efforts related to coding compliance are ongoing and we continue to commit additional resources to this important discipline.

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

At December 31, 2010, we recorded a receivable of $430,000, for the amount we estimate the Part D Actual Costs will exceed 2010 Part D revenue.  At December 31, 2009, we recorded a receivable of $570,000, the amount we estimated 2009 Part D Actual Costs would exceed the Part D revenue received. The 2009 amount settled in 2010 at the approximate amount that was estimated.

The fee-for-service revenue represents amounts earned from medical services provided to non-Humana Participating Customers in our owned physician practices.

Total Medical Expense

Total medical expense represents the estimated total cost of providing medical care and is comprised of two components, medical claims expense and medical center costs.  Medical claims expense is recognized in the period in which services are provided and includes an estimate of our obligations for medical services that have been provided to our customers but for which we have neither received nor processed claims, and for liabilities for physician, hospital and other medical expense disputes.  Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the physician practices owned by the PSN (collectively “Non-Affiliated Providers”).  Medical center costs represent the operating costs of the physician practices owned by the PSN.

We develop our estimated medical expenses payable by using an actuarial process that is consistently applied.  The actuarial process develops a range of estimated medical expenses payable and we record the amount in the range that is our best estimate of the ultimate liability.  Each period, we re-examine previously recorded medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As medical claims expenses recorded in prior periods becomes more exact, we adjust the amount of the estimate, and include the change in medical expense in the period in which the change is identified.  In each reporting period, our operating results include a change in medical expense from the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our estimated medical expenses payable is adequate to cover future claims payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded.

Total medical expense and MER are as follows:

	Year Ended December 31,
	2010	2009
Estimated medical expense for the year,
excluding prior period claims development	$303,328,000	$313,532,000
(Favorable) unfavorable prior period medical
claims development in current year based on
actual claims submitted	(900,000)	20,000
Total reported medical expense for the year	$302,428,000	$313,552,000

Reported Medical Expense Ratio for year	82.1%	88.5%

Medical Expense PCPM	$717	$738

In the table above, favorable adjustments to amounts we recorded in prior periods for estimated claims payable appear in parentheses while unfavorable adjustments do not appear in parentheses.  Favorable adjustments reduce total medical expense for the respective applicable period and unfavorable claims development increases total medical expense for the applicable period.

The reported MER is impacted by both revenue and expense.  Periodically we receive retroactive adjustments to the capitation fees paid to us.  Retroactive adjustments of prior periods’ capitation fees that are recorded in the current period impact the MER of that period.  If the retroactive adjustment increases revenue then the impact reduces the MER for the period.  Conversely, if the retroactive adjustment reduces revenue, then the MER for the period is higher.  These retroactive adjustments include, among other things, the mid-year and annual MRA capitation fee adjustments and settlement of Part D program capitation fees.  In addition, actual medical claims expense usually develops differently than estimated during the period.  Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense and the MER for the current period.  Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases total reported medical expense and the MER for the current period.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, medical claims expense includes the cost of medical services provided to Humana Participating Customers by Non-Affiliated Providers.

The decrease in total medical expense in 2010 was primarily due to a decrease in utilization of medical services and, to a lesser extent, the decrease in the number of customer months. Approximately $286.6 million or 94.8% of our total medical expense in 2010 is attributable to medical claims expense.  In 2009, approximately $299.0 million or 95.3% of our total medical expenses were attributable to medical claims expense.  The balance was the expenses associated with operating our medical centers.

Medical center costs include the salaries, taxes and benefits of the PSN’s employed health professionals and staff providing primary care services, as well as the costs associated with the operations of those practices.  Approximately $15.8 million of our total medical expenses in 2010 related to physician practices we own as compared to $14.5 million in 2009.  The increase is due primarily to an office acquired in July 2009 and an increase in our offices’ staff and additional technology costs as we transition to a PCMH model of care and implement an electronic medical record system.

Our PCPM medical expense decreased from $738 in 2009 to $717 in 2010. Despite medical cost inflation, we believe that PCPM medical costs decreased in 2010, as compared to 2009, due to, among other things, certain plan design changes made by Humana in selected markets to increase customer co-pays and deductibles and modify certain benefits, the elimination of certain high cost special needs plans in certain of our counties, and the continued efforts of our medical management team to assure that proper medical care is provided to our customers.

The increase in revenue and reduction in medical costs resulted in a decrease in our MER, from 88.5% in 2009 to 82.1% in 2010.  A number of factors impacting both revenue and medical expense that are discussed in this Management’s Discussion and Analysis have positively impacted our MER in 2010.  Although we continue to develop and execute programs and initiatives that we believe will positively impact both revenue and medical expense, there is no assurance that we will be able to maintain our MER at this historically low level.

A change in either revenue or medical claims expense of approximately $4.1 million would have impacted the MER by 1% in 2010 while a change in either revenue or medical claims expense of approximately $3.8 million would have impacted our MER by 1% in 2009.

At December 31, 2010, we determined that the range for estimated medical claims payable was between $24.7 million and $27.3 million and we recorded a liability of $25.7 million, the actuarial mid-point of the range.  Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Other Operating Expenses

The following table provides information regarding the various items which comprise other operating expenses.

	Year Ended December 31		(Decrease)%
	2010	2009	Increase	Change
Payroll, payroll taxes and benefits	$15,420,000	$11,287,000	$4,133,000	36.6%
Percentage of total revenue	4.2%	3.2%
General and administrative	8,731,000	7,565,000	1,166,000	15.4%
Percentage of total revenue	2.4%	2.1%
Marketing and advertising	385,000	359,000	26,000	7.2%
Percentage of total revenue	0.1%	0.1%
Total other operating expenses	$24,536,000	$19,211,000	$5,325,000	27.7%

Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salary and related costs associated with our corporate level executive and administrative costs.  The increase in 2010 is primarily a result of an increase in the amount accrued for employee bonuses for 2010 resulting from improved earnings, an increase in stock-based compensation expense and an increase in salary costs associated with the implementation of our PCMH model of care and the installation of electronic medical records in our practices.

General and Administrative

This increase in general and administrative expense was primarily a result of an increase in the fees of an outside entity to review our risk score coding compliance and an increase in director fees related to the early vesting of stock-based compensation of the directors that resigned in April 2010.

Marketing and Advertising

Marketing and advertising costs did not increase significantly in 2010 from 2009.  We believe that our marketing and advertising expense will increase in the future.

Gain on Sale of HMO Subsidiary

During 2010, we finalized the net statutory equity settlement related to the sale of the HMO and recognized an additional gain of $62,000.  The final settlement was paid to us in April 2010.

The gain on sale in 2009 of $1.3 million includes additional gain from the closing net equity settlement for the HMO and the settlement of certain liabilities of the HMO that we settled in 2009 at amounts lower than the liability recorded at August 29, 2008.

Other Income

We realized other income of $301,000 in 2010 compared to $368,000 in 2009.  Investment income, which includes realized and unrealized gains and losses was $328,000 in 2010 as compared to $390,000 in 2009.  Investment income is included in other income. Realized and unrealized losses in our investment portfolio were $110,000 in 2010 compared to realized and unrealized gains of $70,000 in 2009.

Income taxes

Our effective income tax rate was 38.2% in 2010 and 38.1% in 2009.

Comparison of 2009 and 2008

Summary

Net income in 2009 was $14.4 million compared to $10.2 million in 2008, an increase of $4.2 million or 41.2%.  The increase in net income was primarily a result of a $34 increase in PCPM revenue and an increase in customer months partially offset by an increase in PCPM medical expense of $30.

Basic earnings per share were $0.32 in 2009 and $0.21 in 2008.  Diluted earnings per share were $0.31 in 2009 compared to $0.20 in 2008.  The increase in earnings per share was primarily a result of our increased net income and the impact of our share buyback program that began in October 2008 which reduced basic weighted average shares outstanding by 4.6 million shares and diluted weighted average shares outstanding by $4.4 million in 2009 from 2008 by 4.6 million shares.  The gain on the sale of the HMO, net of the related stay bonuses and termination costs in 2008, increased net income in 2009 by $0.01 per basic and diluted share and by $0.06 per basic and diluted share in 2008.

Our customer months, which are the aggregate number of months of healthcare services we have provided to customers during a period of time, increased to 425,100 in 2009 from 396,400 in 2008, an increase of 7.2%.

Revenue increased to $354.4 million in 2009 from $317.2 million in 2008, an increase of $37.2 million or 11.7%.  The PCPM revenue increase in 2009 is primarily a result of a CMS premium rate increase of 3.5% and an increase in the average Medicare risk score of our customers.

Total medical expense was $313.6 million and $280.5 million for the years ended December 31, 2009 and 2008, respectively.   The increase in total medical expense in 2009 was primarily due to the increase in the number of customer months and increasing medical costs.

Our gross profit increased from $36.7 million in 2008 to $40.9 million in 2009, an increase of $4.2 million or 11.4%.

Our MER increased to 88.5% in 2009 as compared to 88.4% in 2008 due to the reduction in the capitation fees we received under the IPA Agreement.

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

In 2009, income before income taxes increased by 40.4% over 2008 from $16.6 million in 2008 to $23.3 million in 2009, an increase of $6.7 million.  Excluding the gain on sale of our HMO of $1.3 million and $5.9 million in 2009 and 2008, respectively, and the stay bonuses and termination costs related to the sale that were expensed in 2008 of $1.6 million, our income before income taxes would have been $22.0 million in 2009 compared to $12.3 million in 2008, an increase of $9.7 million or 78.9%.

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

Revenue

The following table provides a breakdown of our sources of revenue:

	Year Ended December 31,		$ Increase	%
	2009	2008	(Decrease)	Change
PSN revenue from Humana	$352,993,000	$263,268,000	$89,725,000	34.1%
PSN fee-for-service revenue	1,414,000	1,570,000	(156,000)	-9.9%
Total PSN revenue	354,407,000	264,838,000	89,569,000	33.8%
Percentage of total revenue	100.0%	83.5%
HMO revenue	-	52,374,000	(52,374,000)	-100.0%
Percentage of total revenue	0.0%	16.5%
Total revenue	$354,407,000	$317,212,000	$37,195,000	11.7%

Revenue PCPM	$834	$800		4.2%

The PCPM revenue increase in 2009 is primarily a result of a CMS premium rate increase of 3.5% and an increase in the average Medicare risk score of our customers.  The increase in PCPM revenue in 2009 was reduced by the IPA Agreement entered into as a result of the sale of the HMO.  More specifically, while we owned the HMO in 2008, we received 100% of the premium paid by CMS for the HMO’s customers.  Since the sale of the HMO, we receive, pursuant to the IPA Agreement, less than 100% of the CMS premium paid to Humana with respect to customers in the HMO’s former counties of operation.

The PSN’s most significant source of revenue during both 2009 and 2008 was the capitation fee revenue generated pursuant to the Humana Agreements (the “Humana Related Revenue”).  The Humana Related Revenue increased from $263.3 million in 2008 to $353.0 million in 2009, an increase of $89.7 million or 34.1%.

Approximately $77.1 million of the increase in the is attributable to the IPA Agreement pursuant to which we began providing services to the customers of the HMO following its sale to the Humana Plan.  The balance of the increase is primarily attributable to a 4.3% increase in our PCPM capitation fee in 2009 as compared to 2008 and the increase in our customer base.

At December 31, 2009, we recorded a $1.4 million receivable representing our estimate of the retroactive MRA capitation fee for services provided in 2009 that we expect to receive in the summer of 2010.  In 2009, we received the final MRA capitation fee payment for services provided in 2008 in the amount of $3.0 million. At December 31, 2008, we had recorded a $3.8 million estimated MRA receivable for services provided in 2008. The difference of $800,000 reduced revenue in 2009.  The final retroactive MRA capitation fee adjustment for services provided in 2007, which was received in 2008, was not materially different than the estimate we recorded at December 31, 2007.

At December 31, 2009 we recorded a receivable of $570,000, the amount we estimate 2009 Part D Actual Costs exceeded the Part D revenue received.  At December 31, 2008, we estimated that we would be required to refund $100,000 related to Medicare Part D payments received and recorded a liability for this amount.  The 2008 amount settled at the approximate amount that was estimated.  In 2008, we determined that the final Part D settlement payable for prescription drug coverage in 2007 was over accrued by approximately $1 million and increased revenue in 2008 by this amount.

The fee-for-service revenue represents amounts earned from medical services provided to non-Humana Participating Customers in our owned physician practices.

Total Medical Expense

Total medical expense and MER are as follows:

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

The increase in total medical expense in 2009 was primarily due to the increase in the number of customer months and increasing medical costs. Approximately $299.0 million or 95.3% of our total medical expenses in 2009 are attributable to medical claims expense.  In 2008, approximately $268.0 million or 95.5% of our total medical expenses were attributable to medical claims expense.  The balance is expenses associated with operating our medical centers.

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

Medical expense on a PCPM basis increased from $708 in 2008 to $738 in 2009.  This increase of 4.2% is primarily a result of increasing medical costs and utilization during 2009.

Our MER increased from 88.4% in 2008 to 88.5% in 2009.  Prior to the sale of the HMO in August 2008, we received 100% of the premium paid by CMS for the HMO’s customers.  Following the sale of the HMO and under the related IPA Agreement, we receive a percentage of the CMS premium received by Humana for care for these customers through our PSN.  Our MER in 2008 would have been 90.7% if the HMO had been sold on January 1, 2008.

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

Other Operating Expenses

The following table provides information regarding the various items which comprise other operating expenses.

	Year Ended December 31
	2009	2008	(Decrease) Increase	% Change
Payroll, payroll taxes and benefits	$11,287,000	$12,537,000	$(1,250,000)	-10.0%
Percentage of total revenue	3.2%	4.0%
General and administrative	7,565,000	10,071,000	(2,506,000)	-24.9%
Percentage of total revenue	2.1%	3.2%
Marketing and advertising	359,000	1,865,000	(1,506,000)	-80.8%
Percentage of total revenue	0.1%	0.6%
Stay bonuses and termination costs	-	1,598,000	(1,598,000)	-100.0%
Percentage of total revenue	0.0%	0.5%
Total other operating expenses	$19,211,000	$26,071,000	$(6,860,000)	-26.3%

Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salaries and related costs for our executive, administrative and the sales staff of the HMO in 2008.  The decrease in administrative payroll, payroll taxes and benefits is primarily a result of a $1.8 million decrease in payroll cost associated with the HMO following the sale of the HMO primarily offset by the costs related to the amount expensed under the Amended Employment Agreement of our CEO.

General and Administrative

General and administrative expense associated with the HMO decreased $3.3 million as a result of the sale of the HMO partially offset by increased costs of the PSN associated with the number of customers cared for under the IPA Agreement.

Marketing and Advertising

Marketing and advertising expense primarily consists of advertising expenses and, in 2008, brokerage commissions paid to independent sales agents of the HMO.  The primary reason for the decrease in marketing and advertising costs in 2009 is the elimination of these costs upon the sale of the HMO as a significant portion of our marketing costs were incurred during the open enrollment period, which occurred in the first and last quarter of the year.

Stay Bonuses and Termination Costs

In connection with the sale of the HMO, we paid certain employees of the HMO stay bonuses and termination payments.  We recognized and paid all of these costs in the third quarter of 2008.   We incurred no such costs in 2009.

Gain on Sale of HMO Subsidiary

On August 29, 2008, we completed the sale of all of the outstanding capital stock of our HMO to the Humana Plan for a cash purchase price of approximately $14.6 million.  We recognized a gain on the sale of the HMO in the third quarter of 2008 of approximately $5.9 million.

The gain on sale in 2009 of $1.3 million includes additional gain from the closing net equity settlement for the HMO and the settlement of certain liabilities of the HMO that we settled in 2009 at amounts lower than the liability recorded at August 31, 2008.

Other Income

We realized other income of $368,000 in 2009 compared to $78,000 in 2008.  Investment income was $390,000 in 2009 as compared to $108,000 in 2008, and is included in other income.

Income taxes

Our effective income tax rate was 38.1% in 2009 and 38.6% in 2008.   The decrease in 2009 was a result of an increase in our investment in tax-exempt securities.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 31, 2010 totaled approximately $49.5 million as compared to approximately $33.8 million at December 31, 2009.  This increase is primarily a result of cash provided by operating activities and was partially offset by the $4.5 million of cash used for the repurchase of our common stock.

As of December 31, 2010, we had working capital of approximately $54.2 million as compared to working capital of approximately $27.7 million at December 31, 2009, an increase of approximately $26.5 million or 95.7%.  This increase in working capital is primarily attributable to an increase in our short-term investments and an increase in the due from Humana.

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

In December 2010, we renewed our one-year commercial line of credit agreement with a bank which provides for borrowings and issuance of letters of credit of up to $3.0 million.  The line of credit is secured by investments of $3.8 million.  Under this line of credit, and pursuant to our Humana Agreement, at December 31, 2010, we had a $3.0 million letter of credit issued in favor of Humana.

At December 31, 2010, we had $477,000 of debt related to the July 2009 acquisition of a physician practice.

In October 2008, we announced authorization for the repurchase of up to 10 million shares of our outstanding common stock.  On both August 3, 2009 and February 24, 2010, the Board of Directors approved to increase the share repurchase program by five million shares, brining the total number of shares of common stock authorized for repurchase under the program to 20 million shares.  In 2010, we repurchased 1.9 million shares of our common stock for $4.5 million.  In 2009, we repurchased 7.8 million shares and options to purchased 684,200 shares of our common stock for an aggregate of $15.9 million.  From October 6, 2008 (the date of our first repurchases under the plan) through December 31, 2010, we repurchased 13.9 million shares and options to purchase 684,200 shares of our common stock for $28.0 million. The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.

Our total stockholders’ equity increased approximately $24.9 million or 58.0%, from approximately $42.9 million at December 31, 2009 to approximately $67.8 million at December 31, 2010.  This increase was primarily a result of our net income which was partly offset by the shares acquired under our stock repurchase plan.

Net cash provided by operating activities for 2010 was approximately $18.0 million.  In addition to net income of $25.7 million our significant sources of cash from operating activities were:

•	an increase in accrued payroll and payroll taxes of $2.2 million;
•	stock-based compensation expense of $2.4 million; and
•	non-cash depreciation and amortization expense of $1.1 million.

Net cash provided by operating activities was partially offset by the following uses of cash:

•	an increase in due from Humana of $10.4 million;
•	a decrease of income taxes payable of $2.3 million; and
•	excess tax benefits from stock-based compensation expense of $792,000.

Net cash used in investing activities for 2010 was approximately $10.7 million.  During 2010, we acquired short-term investments of $12.1 million which was offset, in part, by the release of $2.1 million of restricted cash.

Net cash used in financing activities for 2010 was approximately $3.5 million.  Approximately $4.5 million was used to repurchase our common stock, in accordance with the stock repurchase program discussed above.   This amount was partially offset by excess tax benefits from stock based compensation of $792,000.

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

Interest Rate Risk

We monitor the third-party depository institutions that hold our cash, cash equivalents and investments. We diversify our cash, cash equivalents and investments among counterparties and investment positions to minimize exposure to any one of these entities or investments.  As of December 31, 2010, none of our other investment positions represented more than 5.0% of our total investment portfolio.  Our emphasis is primarily on safety of principal while maximizing yield on those funds. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including U.S. Treasury securities, municipal bonds and corporate debt. As of December 31, 2010, the fair value of our investment positions was $38.9 million, approximately 50% of which had a term to maturity of less than two years and a credit rating by a major rating agency of A or higher.  Our investments are classified as trading securities. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, the value of our investments and/or our income from investments may decrease in the future.

Foreign Currency Exchange Rate Risk

We do not hold any non-U.S. dollar denominated assets nor have we entered into any non-U.S. dollar denominated contracts.  Accordingly, we do not have any foreign currency exchange rate risk.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests (apart from the required annual impairment test of goodwill) whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue and EBITDA (i.e., earnings before interest, taxes, depreciation and amortization), particularly with regard to entities similar to us that have recently been acquired.  We also consider the market value of our own stock and those of companies similar to ours.   As of December 31, 2010, we believe our intangible assets, including goodwill are recoverable, however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

ITEM 8          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item are set forth in the accompanying audited financial statements.

ITEM 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.     CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management's Annual Report on Internal Control over Financial Reporting

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

Grant Thornton LLP, the registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

(c)	Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Metropolitan Health Networks, Inc.

We have audited Metropolitan Health Networks, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years ended December 31, 2010 and our report dated March 2, 2011 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Miami, Florida
March 2, 2011

(d)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item about our Executive Officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Our Executive Officers.” All other information required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation14A no later than April 30, 2011 (the “2011 Proxy Statement”).

ITEM 11        EXECUTIVE COMPENSATION

The information required by this item is included in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The information required by this item is included in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in our 2011 Proxy Statement and is incorporated herein by reference.

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

DECEMBER 31, 2010

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Metropolitan Health Networks, Inc.

We have audited the accompanying consolidated balance sheets of Metropolitan Health Networks, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Health Networks, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Metropolitan Health Networks, Inc. and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Miami, Florida
March 2, 2011

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and equivalents	$10,596,184	$6,794,809
Investments, at fair value	38,949,254	27,036,310
Accounts receivable from patients, net of allowance of $817,000 and
$583,000 in 2010 and 2009, respectively	904,185	517,314
Due from Humana, net	9,067,148	-
Inventory	185,336	216,170
Prepaid expenses	561,012	427,985
Deferred income taxes	517,358	510,816
Other current assets	194,495	211,649
TOTAL CURRENT ASSETS	60,974,972	35,715,053

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
amortization of $3,443,000 and $2,809,000 in 2010 and 2009, respectively	1,972,822	1,909,635
RESTRICTED CASH AND INVESTMENTS	4,385,153	6,444,678
DEFERRED INCOME TAXES, net of current portion	1,570,931	1,167,475
OTHER INTANGIBLE ASSETS, net of accumulated amortization of
$1,238,000 and $877,000 in 2010 and 2009, respectively	570,095	930,569
GOODWILL	4,362,332	4,362,332
OTHER ASSETS	887,951	802,500
TOTAL ASSETS	$74,724,256	$51,332,242

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$436,136	$455,306
Accrued payroll and payroll taxes	5,158,168	2,959,708
Income taxes payable	-	2,271,638
Due to Humana, net	-	1,385,200
Accrued expenses	902,375	618,575
Current portion of long-term debt	318,182	318,182
TOTAL CURRENT LIABILITIES	6,814,861	8,008,609

LONG-TERM DEBT, net of current portion	159,091	397,727
TOTAL LIABILITIES	6,973,952	8,406,336

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A preferred stock, par value $.001 per share; stated value $100 per
share; 10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
40,750,000 and 40,902,000 issued and outstanding at December 31, 2010
and 2009, respectively	40,750	40,902
Additional paid-in capital	22,453,444	23,329,290
Retained earnings	44,756,110	19,055,714
TOTAL STOCKHOLDERS' EQUITY	67,750,304	42,925,906
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$74,724,256	$51,332,242

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
REVENUE	$368,185,734	$354,407,100	$317,211,727

MEDICAL EXPENSE
Medical claims expense	286,602,268	299,039,806	267,983,448
Medical center costs	15,825,810	14,512,051	12,488,679
Total Medical Expense	302,428,078	313,551,857	280,472,127
GROSS PROFIT	65,757,656	40,855,243	36,739,600

OTHER OPERATING EXPENSES
Administrative payroll, payroll taxes and benefits	15,419,445	11,287,110	12,537,118
General and administrative	8,731,184	7,564,251	10,071,781
Marketing and advertising	385,474	359,249	1,864,822
Stay bonuses and termination costs of HMO subsidiary	-	-	1,597,674
Total Other Operating Expenses	24,536,103	19,210,610	26,071,395
OPERATING INCOME BEFORE GAIN ON SALE OF HMO	41,221,553	21,644,633	10,668,205

Gain on sale of HMO subsidiary	62,440	1,336,470	5,872,769
OPERATING INCOME	41,283,993	22,981,103	16,540,974

OTHER INCOME (EXPENSE)
Investment income, net	328,442	390,183	108,137
Other expense, net	(27,885)	(22,607)	(30,576)
Total other income	300,557	367,576	77,561
INCOME BEFORE INCOME TAXES	41,584,550	23,348,679	16,618,535
INCOME TAX EXPENSE	15,884,154	8,900,113	6,414,068
NET INCOME	$25,700,396	$14,448,566	$10,204,467

EARNINGS PER SHARE:
Basic	$0.65	$0.32	$0.21
Diluted	$0.62	$0.31	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
		$0.001		$0.001
		Par Value	Common	Par Value	Additional	Retained
	Preferred	Preferred	Stock	Common	Paid-in	Earnings
	Shares	Stock	Shares	Stock	Capital	(Deficit)	Total
BALANCES - JANUARY 1, 2008	5,000	$500,000	51,556,732	$51,557	$43,311,741	$(5,597,319)	$38,265,979
Exercise of options and warrants, net	-	-	541,261	541	322,330	-	322,871
Stock option compensation expense	-	-	-	-	694,022	-	694,022
Shares issued for directors' fees	-	-	87,000	87	166,962	-	167,049
Shares issued to employees	-	-	258,200	258	534,370	-	534,628
Tax benefit on exercise of options	-	-	-	-	261,000	-	261,000
Stock repurchases	-	-	(4,191,798)	(4,192)	(7,641,094)	-	(7,645,286)
Net income	-	-	-	-	-	10,204,467	10,204,467
BALANCES - DECEMBER 31, 2008	5,000	500,000	48,251,395	48,251	37,649,331	4,607,148	42,804,730
Stock option compensation expense	-	-	-	-	687,980	-	687,980
Shares issued for directors' fees	-	-	100,974	101	165,372	-	165,473
Shares issued to employees	-	-	366,700	367	501,657	-	502,024
Stock repurchases	-	-	(7,816,678)	(7,817)	(15,873,026)	-	(15,880,843)
Tax benefit of options repurchased	-	-	-	-	197,976	-	197,976
Net income	-	-	-	-	-	14,448,566	14,448,566
BALANCES - DECEMBER 31, 2009	5,000	500,000	40,902,391	40,902	23,329,290	19,055,714	42,925,906
Exercise of options, net	-	-	981,339	981	442,509	-	443,490
Stock option compensation expense	-	-	-	-	1,015,331	-	1,015,331
Shares issued for directors' fees	-	-	102,012	102	291,670	-	291,772
Shares issued to employees	-	-	651,826	652	1,069,260	-	1,069,912
Tax benefit on options exercised and stock
vested	-	-	-	-	791,612	-	791,612
Stock repurchases	-	-	(1,887,390)	(1,887)	(4,486,228)	-	(4,488,115)
Net income	-	-	-	-	-	25,700,396	25,700,396
BALANCES - DECEMBER 31, 2010	5,000	$500,000	40,750,178	$40,750	$22,453,444	$44,756,110	$67,750,304

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,700,396	$14,448,566	$10,204,467
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sale of HMO subsidiary	(62,440)	(1,336,470)	(5,872,769)
Unrealized (gains) losses on short-term investments	150,715	(44,222)	(96,000)
Depreciation and amortization	1,056,576	884,133	1,098,424
Bad debt expense	234,000	93,000	34,000
Loss from disposal of property and equipment	-	572	10,224
Stock-based compensation expense	2,377,015	1,355,476	1,395,699
Deferred income taxes	(404,000)	(236,599)	3,326,121
Excess tax benefits from stock-based compensation	(791,612)	(197,976)	(261,000)
Changes in operating assets and liabilities:
Accounts receivable from patients	(620,871)	(324,311)	1,277,367
Due from/(to) Humana	(10,389,909)	5,100,025	(3,576,821)
Inventory	30,834	99,641	(119,657)
Prepaid expenses	(133,027)	142,807	133,844
Other current assets	17,154	54,358	(744,805)
Other assets	(111,465)	(42,510)	(28,806)
Accounts payable	(19,166)	296,685	(740,043)
Accrued payroll and payroll taxes	2,198,460	671,484	(237,789)
Income taxes payable	(1,543,846)	405,712	1,616,849
Accrued termination costs of HMO administrative
services agreement	-	(960,000)	1,080,000
Accrued expenses	341,622	(3,279)	(699,760)
Estimated medical expenses payable	-	-	(1,454,591)
Due to CMS	-	-	261,636
Total adjustments	(7,669,960)	5,958,526	(3,597,877)
Net cash provided by operating activities	18,030,436	20,407,092	6,606,590

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(733,277)	(1,084,031)	(396,475)
Restricted cash released as security for letter of credit	645,998	-	-
Restricted cash from sale of HMO subsidiary	1,413,526	-	(1,408,089)
Net proceeds from sale of HMO subsidiary	-	-	78,439
Cash paid for physician practice acqusitions	-	(1,000,000)	(1,475)
Short-term investments	(12,063,659)	1,612,463	(33,545,140)
Net cash used in investing activities	(10,737,412)	(471,568)	(35,272,740)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayments on notes payable	(238,636)	(159,091)	(253,378)
Proceeds from exercise of stock options and warrants, net	443,490	-	322,871
Stock repurchases	(4,488,115)	(15,880,843)	(7,645,286)
Excess tax benefits from stock-based compensation	791,612	197,976	261,000
Net cash used in financing activities	(3,491,649)	(15,841,958)	(7,314,793)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,801,375	4,093,566	(35,980,943)
CASH AND EQUIVALENTS - beginning of year	6,794,809	2,701,243	38,682,186
CASH AND EQUIVALENTS - end of year	$10,596,184	$6,794,809	$2,701,243

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
	Years ended December 31,
	2010	2009	2008
Supplemental Disclosures:

Interest paid	$28,966	$25,859	$26,272

Cash paid for income taxes	$17,832,000	$8,731,000	$1,471,000

Supplemental Disclosure of Non-cash Investing and Financing Activities:

Issuance of notes payable for physician practice acquisition	$-	$875,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

Metropolitan Health Networks, Inc. and Subsidiaries

Year Ended December 31, 2010

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

On the Closing Date, we completed the sale of the HMO to Humana Medical Plan, Inc. (“Humana Plan, Inc.”).  Concurrent with the sale, the PSN entered into a five-year independent practice association participation agreement (the “IPA Agreement”) with Humana  to provide or coordinate the provision of healthcare services to the HMO’s customers pursuant to a per customer capitation fee arrangement.  Under the IPA Agreement, the PSN, on a non-exclusive basis, provides and arranges for the provision of covered medical services, in all 13 Florida counties previously served by the HMO, to each customer of Humana’s Medicare Advantage health plans who selects one of our PSN’s primary care physicians as his or her primary care physician a (“Humana Participating Customer”).  The IPA Agreement has a five-year term and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term.

Prior to the IPA Agreement, the PSN operated under two agreements with Humana.  With the IPA Agreement, the PSN now operates under three network agreements with Humana (collectively, the “Humana Agreements”) pursuant to which the PSN provides, on a non-exclusive basis, healthcare services to Humana Participating Customers.  In return for the provision of these medical services, the PSN receives from Humana a capitation fee for each Humana Participating Customer.  The amount we receive from Humana represents a substantial percentage of the monthly premiums received by Humana from CMS with respect to Humana Participating Customers.

To deliver care, we utilize our PSN physicians’ medical practices and we have also contracted directly or indirectly through Humana with medical practices, service providers, pharmacies and hospitals (collectively the “Affiliated Providers”).  For approximately 5,700 Humana Participating Customers covered by one of the Humana Agreements our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. For the remaining 28,700 Humana Participating Customers covered under our other two Humana Agreements, our PSN is responsible for the cost of all medical care provided.

At December 31, 2010, pursuant to the Humana Agreements, we have the contractual right to provide services to Humana customers in 30 Florida counties.  We currently have operations in 16 of these counties.

Effective August 2007, the PSN entered into a network agreement (the “CarePlus Agreement”) with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage health plan in Florida. On August 1, 2008, the CarePlus Agreement was expanded to cover 13 additional counties.  Pursuant to the CarePlus Agreement the PSN has the right to manage, on a non-exclusive basis, healthcare services to Medicare beneficiaries in 22 Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans (each, a “CarePlus Plan Customer”).  Like Humana, CarePlus directly contracts with CMS and is paid a monthly premium payment for each CarePlus Plan Customer.  From the establishment of our network agreement with CarePlus to January 31, 2010 the PSN received a monthly network administration fee for each CarePlus Participating Customer.  Commencing on February 1, 2010, the PSN began to receive a monthly capitation fee payment from CarePlus and assumed full responsibility for the cost of all medical services provided to each CarePlus Participating Customer.  The capitation fee represents a substantial portion of the monthly premium CarePlus receives from CMS.

At December 31, 2010, we operated under the CarePlus Agreement in ten Florida counties and had 370 CarePlus customers.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The areas involving the most significant use of estimates are medical expenses payable, retroactive capitation fee adjustment estimates, the impact of risk sharing provisions related to our Humana contracts and prior to the sale of the HMO, our Medicare contract, the future benefit of our deferred tax asset and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events. We adjust these estimates each period as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted. Actual results may ultimately differ materially from those estimates.

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

Periodically, we receive retroactive adjustments to the capitation fees paid to us based on the updated health status of our customers (known as a Medicare Risk Adjustment or “MRA” score).  The factors considered in this update include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program.  In addition, the number of customers for whom we receive capitation fees may be retroactively adjusted due to enrollment changes not yet processed or reported. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded.  We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is available, and either the collectibility of the amount is reasonably assured or the likelihood of repayment is probable.

Our PSN’s owned medical practices also provide medical care to non-Humana Participating Customers on a fee-for-service basis.  These services are typically billed to customers, Medicare, Medicaid, health maintenance organizations and insurance companies. Fee-for-service revenue, which was less than 1.0% of total revenue in 2010, 2009 and 2008, is recorded at the net amount expected to be collected from the customer or from the insurance company paying the bill.  Often this amount is less than the charge that is billed and such discounts reduce the revenue recorded.

Investment income includes realized and unrealized gains and losses on trading securities and is recorded in other income.

Medicare Part D

We provide prescription drug benefits to our Medicare Advantage customers in accordance with the requirements of Medicare Part D. The benefits covered under Medicare Part D are in addition to the benefits covered by the PSN under Medicare Parts A and B.   Capitation fee revenue for the provision of Part D insurance coverage is included in our monthly payment from Humana.

The Part D Payment we receive from Humana is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the estimated prescription drug benefit costs (“Estimated Costs”) to actual  prescription  drug benefit  incurred costs (the "Actual  Costs").  To the extent the Actual Costs exceed the Estimated Costs by more than the risk corridor, we may receive additional payments.  Conversely, to the extent the Estimated Costs exceed the Actual Costs by more than the risk corridor, we may be required to refund a portion of the Part D Payment. We estimate and recognize an adjustment to revenue based upon pharmacy claims experience to date as if the contract to provide Part D coverage were to end at the end of each reporting period.  Accordingly, this estimate does not take into consideration projected future pharmacy claims experience.  It is reasonably possible that this estimate could change in the near term by an amount that could be material. Since these amounts represent additional revenue or revenue that is to be returned, any adjustment is recorded as an increase or decrease to revenue. The final settlement for the Part D program occurs in the subsequent year.

Medical Expense and Medical Claims Payable

Total medical expense represents the estimated total cost of providing customer care and is comprised of two components, medical claims expense and medical center costs.  Medical claims expense is recognized in the period in which services are provided and includes an estimate of our obligations for medical services that have been provided to our customers but for which we have neither received nor processed claims, and for liabilities for physician, hospital and other medical expense disputes.  Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the physician practices owned by the PSN.  Medical center costs represent the operating costs of the physician practices owned by the PSN.

We develop our estimated medical claims expense payable by using an actuarial process that is consistently applied.  The actuarial process develops a range of estimated medical claims expense payable and we record to the amount in the range that is our best estimate of the ultimate liability.  Each period, we re-examine previously recorded medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As medical claims expense recorded in prior periods becomes more exact, we adjust the amount of the estimate, and include the change in medical claims expense in the period in which the change is identified.  In each reporting period, total medical expense includes a change from the effects of more completely developed medical claims expense payable estimates associated with previously reported periods. While we believe our estimated medical claims expense payable is adequate to cover future claims payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded. Medical claims expense payable is included in the due from/(to) Humana in the accompanying consolidated balance sheets.

We assume responsibility for substantially all of the cost of all medical services provided to the customer.  To the extent that customers require more frequent or expensive care than was anticipated, the capitation fee we receive may be insufficient to cover the costs of care provided. When it is probable that expected future healthcare and maintenance costs will exceed the anticipated revenue under the agreement, we would recognize a premium deficiency liability in current operations. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as future operating losses under these contracts are charged to the liability previously established. There is no premium deficiency liability recorded at December 31, 2010 or 2009, and we do not anticipate recording a premium deficiency liability, except when, or if, unanticipated adverse events or changes in circumstances indicate otherwise.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. From time to time, we maintain cash balances with financial institutions in excess of federally insured limits.

Investments

Investment securities consist primarily of cash and cash equivalents, U.S. Government securities, state and municipal bonds and corporate debt.  We classify our debt securities as trading and do not classify any securities as available-for-sale or held to maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Available-for-sale securities are all securities not classified as trading or held to maturity.   Cash and cash equivalents that have been set aside to invest in trading securities are classified as investments.

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

We measure our investments at fair value. Our investments are in Level 1 and Level 2.  Investments, primarily cash, money market funds and United States government and agency securities are Level 1 because these investments are valued using quoted market prices in active markets.  State, municipal and corporate bonds are Level 2 and are valued at the recent trading value of bonds with similar credit characteristics and rates.

Dividend and interest income is recognized when earned.

Accounts Receivable from Patients

Accounts receivable from patients represents amounts due for medical services provided directly by physicians in our owned centers to individuals who are not Humana Participating Customers. We do not obtain collateral for these amounts.  Accounts receivable from patients are shown net of allowances for estimated uncollectible accounts.

The allowance for uncollectible accounts is our best estimate of the amount of probable losses in our existing accounts receivable and is based on a number of factors, including responsible payer, collection history and a review of past due balances, with a particular emphasis on past due balances greater than 90 days old.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.  At December 31, 2010, we are not aware of any indicators of impairment.

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

U.S. GAAP requires the establishment of a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative (including, among others, projections of future taxable income and our profitability in recent years), we determined that future realization of our deferred tax assets was more likely than not and, accordingly, we have not recorded a valuation allowance.  In the event we determined that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to establish a deferred tax asset valuation allowance would be charged to income in the period such determination is made.

Goodwill and Other Intangible Assets

Goodwill represents the unamortized excess of cost over the fair value of the net tangible and other intangible assets acquired related to the acquisition of certain physician practices by the PSN.  U.S. GAAP requires that we not amortize goodwill to earnings, but instead requires that we test at least annually for impairment at a level of reporting referred to as the reporting unit.  We test more frequently if adverse events or changes in circumstances indicate that an asset may be impaired. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition.  We believe that all of our operations as of December 31, 2010 are conducted in one reporting unit. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan, annual planning process, and the market value of our shares and metrics of comparable companies.  Goodwill impairment tests completed for 2010, 2009 and 2008 did not result in an impairment loss.

We amortize intangible assets with determinable lives over 1 to 5 years.

U.S. GAAP requires a two-step process to review amortizable intangible assets for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any.  There were no indications of impairment of amortizable intangible assets at December 31, 2010, 2009 or 2008.

Earnings Per Share

Earnings per share, basic is computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share, diluted reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

Stock-Based Compensation

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

Stock-based compensation expense recognized in the consolidated statements of income for fiscal 2010, 2009 and 2008 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.

Advertising Costs

Advertising expense was approximately $385,000, $359,000, and $1,865,000 for the years ended December 31, 2010, 2009 and 2008, respectively and is expensed as incurred.

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

We recognize interest related to unrecognized tax benefits in interest expense, which is included in other income in the consolidated statements of income, and penalties in operating expenses for all periods presented.

Stop Loss Reinsurance

To mitigate our exposure to high cost medical claims, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  For 5,700 customers covered under one policy, the deductibles for 2010 were $40,000 and $200,000 for our remaining customers.  Both policies have a maximum benefit per customer per policy period of $1,000,000.  In 2011, the $200,000 deductible is increasing to $225,000.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, due from/(to) Humana, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these instruments.  The carrying amount of our long-term debt approximates fair value based on the debt’s interest rate.

Other Comprehensive Income

For all years presented, other than net income we had no other items of comprehensive income.

New Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the FASB Financial Accounting Standards Codification that requires the cost of malpractice claims or similar contingent liabilities no longer be presented net of anticipated insurance recoveries. An entity that is indemnified for these liabilities shall recognize an insurance receivable at the same time that it recognizes the liability, measured on the same basis as the liability, subject to the need for a valuation allowance for uncollectible amounts. The amendment also discusses the accounting for insurance claims costs, including estimates of costs relating to incurred-but-not-reported claims and the accounting for loss contingencies. The amendment is effective for fiscal years, and interim periods within those years, beginning in the first quarter of 2011.

This amendment will have no effect on the method we use to estimate these liabilities.  The amendment will require us to reflect as a liability amounts that may be payable for malpractice costs or similar contingent liabilities.  In addition, we will record a receivable for the expected insurance recovery related to these liabilities.  At December 31, 2010, we believe that all such liabilities will be covered by insurance.

NOTE 3 - SALE OF HMO

On August 29, 2008 (“the Closing Date”), we completed the sale of all of the outstanding capital stock of our HMO to Humana Plan, Inc. pursuant to the terms of the Stock Purchase Agreement, dated as of June 27, 2008, by and between Humana Plan, Inc. and us (the “Stock Purchase Agreement”), for a cash purchase price of approximately $14.6 million (the “Purchase Price”).  We recognized a gain on the sale of the HMO of approximately $5.9 million in 2008.

Upon closing, approximately ten percent of the Purchase Price was deposited in escrow for 24 months to secure our payment of any post-closing adjustments, described below, and indemnification obligations.  In September 2010, the $1.4 million escrow deposit was released to us.  At December 31, 2009, this amount was presented as a component of restricted cash and investments on the consolidated balance sheets.

The Purchase Price was subject to positive or negative post-closing adjustment based upon the difference between the HMO’s estimated closing net equity, which was approximately $5.1 million, and the HMO’s actual net equity as of the Closing Date. The settlement period for determining the HMO’s actual net equity was December 31, 2009.  The gain on sale in 2009 of $1.3 million includes additional gain from the closing net equity settlement for the HMO and the settlement of certain liabilities of the HMO in 2009 at amounts lower than the liability recorded at the time of the sale.

In April 2010, the Closing Net Equity was finalized and we received the final payment.  This settlement resulted in an additional gain on the sale of the HMO of $62,000 in 2010.

Concurrent with the sale, the PSN and Humana entered into the IPA Agreement to provide or coordinate the provision of healthcare services to the HMO’s customers pursuant to a capitation arrangement.

In connection with the sale, we paid certain employees of the HMO stay bonuses and termination payments.  We recognized and paid all of these costs, totaling $1.6 million, in the third quarter of 2008.

NOTE 4 – PHYSICIAN PRACTICE ACQUISITION

In the last quarter of 2010, we entered into definitive agreements to acquire the practices of three existing IPAs. These practices included approximately 960 customers that are included in the number of Humana Participating Customers at December 31, 2010.  On January 31, 2011 and February 28, 2011, we closed on the acquisitions of two practices with a total of 830 customers. The total purchase price for the three practices is $1.6 million, with a portion payable in cash at closing and the balance payable over the next 18 months.  Due to the timing of these acquisitions the purchase price allocation has not yet been completed.

Effective July 31, 2009, we acquired certain assets of one of our contracted independent primary care physician practices for approximately $1.9 million.  This transaction has been accounted for under the acquisition method.  Approximately $1.8 million of the purchase price has been allocated to goodwill while approximately $76,000 has been allocated to the non-compete agreement and $24,000 has been allocated to customer records.  The amount allocated to the non-compete is being amortized over two years and the cost associated with the customer records is being amortized over one year.

NOTE 5 - MAJOR CUSTOMERS

Humana

Revenue from Humana accounted for 99.5%, 99.6% and 83.0% in 2010, 2009 and 2008, respectively, of our total revenue.

At December 31, 2010, we recorded a $2.2 million receivable representing our estimate of the retroactive MRA capitation fee for 2010 that we expect to receive in the summer of 2011.  This amount is included in due from Humana in the accompanying consolidated balance sheets.

The final retroactive MRA capitation fee settlement we received in 2010 for the year ended December 31, 2009 was not materially different that the estimate we had recorded   In 2009, we received the final MRA capitation fee

increase for services provided in 2008 in the amount of $3.0 million as compared to the estimated increase of $3.8 million that had been recorded at December 31, 2008.  The difference of $800,000 reduced revenue in 2009.

The Humana Agreements and/or any individual physician in our primary care physician network may be immediately terminated by Humana, upon written notice, (i) if the PSN and/or any of the PSN physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) if the PSN or any of its physicians fail to meet Humana’s credentialing or re-credentialing criteria; (iii) if the PSN or any of its physicians is excluded from participation in any federal healthcare program; (iv) if the PSN or any of its physicians engages in or acquiesces to any act of bankruptcy, receivership or reorganization; (v) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment), or (vi) in accordance with Humana’s policies and procedures. The PSN and Humana may also terminate two of the Humana Agreements covering a total of 25,100 customers upon 90 days' prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement.  These two agreements, which have one year terms and generally renew automatically each December 31, may also be terminated upon 180 day notice of non-renewal by either party.  The Humana Agreement covering 9,300 customers has a five-year term expiring August 31, 2013 and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal term unless terminated upon 90 days notice prior to the end of the applicable term.  After the initial five-year term, either party may terminate the agreement without cause by providing to the other party 120 days prior notice.

CMS

Prior to its sale, the HMO provided services to Medicare beneficiaries pursuant to the Medicare Advantage program.  Under our agreement with CMS, the HMO received a capitation payment each month based on the number of customers enrolled in our plan, adjusted for demographic and health risk factors.

Premium revenue for the HMO was approximately 16.5% of our total revenue in 2008.

In 2009 and 2008, we received the final retroactive MRA premium increase for premiums paid by CMS to the HMO for 2008 and 2007, respectively.  These amounts were not materially different than the estimates we had recorded for those years.

NOTE 6 - DUE FROM/(TO) HUMANA

Amounts due from/(to) Humana consisted of the following:

	December 31,
	2010	2009
Due from Humana	$36,268,000	$39,278,000
Due to Humana	(27,201,000)	(40,663,000)
Total Due From/(To) Humana	$9,067,000	$(1,385,000)

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

NOTE 7 – INVESTMENTS

Investments consist solely of trading securities.  Trading securities are reported at fair value, with unrealized gains and losses included in earnings.  For trading securities held at December 31, 2010, the amount of unrealized gain was $4,000.   For trading securities held at December 31, 2009, the amount of unrealized gain was $148,000.  Included in investment income was $41,000 of net realized gains in 2010 and $26,000 of net realized gains in 2009.

We use asset managers to invest our excess funds.  Investments that no longer meet the criteria of a cash equivalent are classified as investments on the consolidated balance sheets.  Investments include securities with varying maturities issued by federal agencies, states or municipalities.

Investments, which are recorded at fair value, are as follows:

	December 31,	December 31,
	2010	2009
Cash and money market funds	$996,000	$1,094,000
United States government and agency securities (Level 2)	2,068,000	3,707,000
State and municipal bonds (Level 2)	29,705,000	19,878,000
Corporate bonds (Level 2)	6,180,000	2,357,000
Total Investments	$38,949,000	$27,036,000

NOTE 8 - ESTIMATED MEDICAL EXPENSES PAYABLE

Activity in estimated medical expenses payable is as follows:

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of year	$27,357,000	$23,144,000	$21,709,000
Incurred related to:
Current year	252,198,000	264,543,000	229,413,000
Prior years	(900,000)	20,000	(1,153,000)
Total incurred	251,298,000	264,563,000	228,260,000
Paid related to:
Current year	(226,427,000)	(237,155,000)	(200,602,000)
Prior years	(26,560,000)	(23,195,000)	(20,352,000)
Total paid	(252,987,000)	(260,350,000)	(220,954,000)
HMO IBNR transferred upon Sale	-	-	(5,871,000)
Balance at end of year	$25,668,000	$27,357,000	$23,144,000

At December 31, 2010, we determined that the range for estimated medical expenses payable was between $24.7 million and $27.3 million and we recorded a liability at the approximate actuarial mid-range of $25.7 million. This amount is included within the due from/(to) Humana in the accompanying consolidated balance sheets.

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Amounts paid subsequent to year end for 2009 were less than the amount of the liability that was recorded at December 31, 2009 by $900,000 resulting in favorable claims development. Amounts paid subsequent to year end for 2008 were substantially the same as what was accrued at December 31, 2008.   In 2008, amounts paid subsequent to year end for 2007 were less than the amount of the liability that was recorded at December 31, 2007 by $1.2 million resulting in favorable claims development.  Of this amount, $373,000 of favorable development related to the PSN and $780,000 of favorable development related to the HMO.  Favorable claims development occurs when claims paid are less than the amount accrued at the end of the year which results in lower claims expense in the following year.

We maintain stop loss reinsurance with a commercial insurance company.  Included in medical expense for 2010, 2009 and 2008 was stop loss premium expense of $934,000, $872,000 and $1.5 million, respectively, and stop loss recoveries of $772,000, $332,000, and $1.1 million, respectively.

NOTE 9 - PRESCRIPTION DRUG BENEFITS UNDER MEDICARE PART D

At December 31, 2010 we recorded a receivable of $430,000, for the amount we estimate the Part D Actual Costs will exceed 2010 Part D revenue.  At December 31, 2009, we recorded a receivable of $570,000.  These amounts are included in due from/(to) Humana in the accompanying consolidated balance sheets.  The final Part D settlements for 2009 and 2008 were not materially different than the amounts recorded at December 31, 2009 and 2008.  Based upon the final determination of Part D costs incurred by the PSN in 2007, we recorded additional revenue in 2008 of approximately $1.0 million, representing the amount by which our 2007 year-end estimated Part D refund liability exceeded the final amount paid.

NOTE 10 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment consisted of the following:

	December 31,
	2010	2009
Medical equipment	$210,000	$131,000
Furniture and equipment	469,000	456,000
Leasehold improvements	1,711,000	1,558,000
Computers and office equipment	3,001,000	2,552,000
Other	25,000	22,000
	5,416,000	4,719,000
Less Accumulated Depreciation and Amortization	(3,443,000)	(2,809,000)
	$1,973,000	$1,910,000

Depreciation and amortization of property and equipment totaled approximately $670,000, $510,000, and $676,000, in 2010, 2009, and 2008, respectively.

Intangible assets consisted of:

	December 31,
	2010	2009
Customer lists	$1,616,000	$1,616,000
Non-compete agreement	192,000	192,000
	1,808,000	1,808,000
Less Accumulated Amortization	(1,238,000)	(877,000)
	$570,000	$931,000

Amortization of intangible assets totaled $360,000 in 2010, $354,000 in 2009 and $425,000 in 2008.  Amortization expense will be approximately $308,000 in 2011, and $262,000 in 2012.

NOTE 11 - LINES OF CREDIT

In December 2010, we renewed our one year commercial line of credit agreement with a bank which provides for borrowings and issuance of letters of credit of up to $3.0 million.  The line of credit is secured by investments of $3.8 million.  Under this line of credit, and pursuant to our Humana Agreement, at December 31, 2010, we had a $3.0 million letter of credit issued in favor of Humana.  The investments securing the new line of credit are included in restricted cash and investments in the December 31, 2010 consolidated balance sheet.

NOTE 12 - SEPARATION ARRANGEMENT

On December 7, 2009, we announced that Michael Earley, our Chairman of the Board and Chief Executive Officer, planned to step down as Chairman and CEO upon the earlier of March 31, 2010 or the engagement of his successor.  On March 1, 2010, Mr. Earley agreed to continue to serve as our CEO until the earlier of June 30, 2010 or the employment of his successor.

Effective April 23, 2010, the five independent members of the Board of Directors resigned and five new Board members were appointed. The new Board unanimously approved the reinstatement of Michael Earley as Chairman and CEO.  As of that date, we entered into an employment contract with Mr. Earley.  As a result of this action, in the second quarter of 2010, we recorded, as a reduction of payroll, payroll taxes and benefits, approximately $415,000 that had been accrued in December 2009, when Mr. Earley announced his plans to step down.  In addition, Mr. Earley was awarded options to purchase 216,800 shares of common stock and 72,300 restricted shares of common stock. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date.  Compensation expense related to the restricted stock and options is being recognized ratably over the vesting period.

NOTE 13 - INCOME TAXES

The components of the provision for income taxes are as follows:

	December 31,
	2010	2009	2008
Current
Federal	$13,959,000	$8,303,000	$2,699,000
State	2,329,000	834,000	654,000
	16,288,000	9,137,000	3,353,000
Deferred
Federal	(362,000)	(217,000)	2,890,000
State	(42,000)	(20,000)	171,000
	(404,000)	(237,000)	3,061,000
Income Tax Expense	$15,884,000	$8,900,000	$6,414,000

A reconciliation of the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes with our income tax expense is as follows:

	Years ended December 31,
	2010	2009	2008
Statutory federal tax	$14,555,000	$8,172,000	$5,650,000
State income taxes, net of federal income tax benefit	1,509,000	848,000	545,000
Permanent differences and other, net	(180,000)	(120,000)	219,000
Income tax expense	$15,884,000	$8,900,000	$6,414,000

Deferred tax assets are as follows:

	December 31,
	2010	2009
Allowances for doubtful accounts	$315,000	$225,000
Stock-based compensation expense	1,521,000	929,000
Accrued expenses	120,000	286,000
Depreciation and amortization	113,000	219,000
Other, net	19,000	19,000
Total deferred tax assets	$2,088,000	$1,678,000

Deferred income taxes - current	$517,000	$511,000
Deferred income taxes - noncurrent	1,571,000	1,167,000
	$2,088,000	$1,678,000

In 2008, we recognized tax benefits of $260,000 which reduced our income tax expense, upon the expiration of the statute of limitations applicable to the tax years during which the benefits were generated.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,
2008
Balance at beginning of year	$260,000
Reductions as a result of lapse of applicable statute of limitations	(260,000)
Balance at end of year	$-

There are no unrecognized tax benefits at December 31, 2010 and 2009.

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

Tax benefits of $792,000, $198,000, and $261,000, respectively, were recorded directly to equity as a result of the exercise or repurchase of non-qualified stock options in 2010, 2009 and 2008, respectively.

NOTE 14 - STOCKHOLDERS' EQUITY

As of December 31, 2010 and 2009, we had designated 10,000,000 preferred shares as Series A Preferred Stock, par value $.001, of which 5,000 were issued and outstanding. Each share of Series A Preferred Stock has a stated value of $100 and pays dividends equal to 10% of the stated value per annum. At December 31, 2010 and 2009, the aggregate and per share amounts of cumulative dividend arrearages were approximately $666,667 ($133 per share) and $616,667 ($123 per share), respectively. Each share of Series A Preferred Stock is convertible into shares of common stock at the option of the holder at the lesser of 85% of the average closing bid price of the common stock for the ten trading days immediately preceding the conversion or $6.00. We have the right to deny conversion of the Series A Preferred Stock at which time the holder shall be entitled to receive, and we shall pay, additional cumulative dividends at 5% per annum together with the initial dividend rate to equal 15% per annum. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock shall be entitled to receive a liquidating distribution before any distribution may be made to holders of our common stock.  We have the right to redeem the Series A Preferred Stock at a price equal to 105% of the price paid for the shares. The Series A Preferred Stock has no voting rights.  Through December 31, 2010, none of the holders of our Series A Preferred Stock have converted any shares to common stock.

We have also designated 7,000 shares of preferred stock as Series B Preferred Stock, with a stated value of $1,000 per share. No shares of series B preferred stock have been issued.

In February 2011, the Board of Directors approved the issuance to employees of 240,000 restricted shares of common stock and options to purchase 485,000 shares of common stock. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date.  Compensation expense related to the restricted stock and options will be recognized ratably over the vesting period.

During 2010, we issued a total of 102,000 restricted shares of common stock and options to purchase 36,000 shares of common stock to the non-management members of our Board of Directors. The restricted shares and stock options vest one year from date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date. Compensation expense related to the restricted stock and options is recognized ratably over the vesting period.

During 2010, we issued to our employees 652,000 restricted shares of common stock and options to purchase 1.1 million shares of common stock. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date.  Compensation expense related to the restricted stock and options is recognized ratably over the vesting period.

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

Shares reserved for future issuance at December 31, 2010 are as follows:

Number of Shares
Shares Issuable Upon the Exercise of Outstanding Stock Options	3,696,000
Shares Issuable Upon the Conversion of Preferred Stock	659,000
Total	4,355,000

In October 2008, we announced authorization for the repurchase of up to 10 million shares of our outstanding common stock.  On both August 3, 2009 and February 24, 2010, the Board of Directors approved an increase to the share repurchase program by five million shares brining the total number of shares of common stock authorized for repurchase under the program to 20 million shares.  In 2010, we repurchased 1.9 million shares of our common stock for $4.5 million.  In 2009, we repurchased 7.8 million shares and options to purchase 684,200 shares of our common stock for an aggregate of $15.9 million.  From October 6, 2008 (the date of our first repurchases under the plan) through December 31, 2010, we repurchased 13.9 million shares and options to purchase 684,200 shares of our common stock for $28.0 million. The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.

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

NOTE 15 - STOCK-BASED COMPENSATION

As of December 31, 2010, we had three nonqualified stock option plans, the 2001 Stock Option Plan, the Supplemental Stock Option Plan, and the Omnibus Equity Compensation Plan (together the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  A total of 9,000,000 shares of our common stock are authorized for issuance pursuant to awards granted under the Omnibus Equity Compensation Plan.  Total compensation cost that has been charged against income in 2010, 2009 and 2008 for nonqualified stock options under the Plans was $1.0 million, $688,000, and $602,000 (excluding termination costs on sale of the HMO), respectively.

Stock Options

Option awards are generally granted with an exercise price equal to the closing market price of our common stock on the grant date, generally vest ratably over 4 years of continuous service and generally expire 10 years after the date of the grant.  The options provide for accelerated vesting if there is a change in control as defined by the Plans.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the weighted average assumptions noted in the table below.  Because this option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed.  Expected volatilities are primarily based on implied volatilities from the historical volatility of our stock.  We use historical data to estimate option exercise and employee termination within the valuation model.  The expected terms of the options granted represent the period of time that option grants are expected to be outstanding based on historical data.  The range given below results from certain groups of employees exhibiting different behavior.  The risk free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Year Ended December 31,
Weighted Average Assumptions	2010	2009	2008
Risk Free Interest Rate	0.42%-2.56%	0.90%-1.83%	1.98%-3.13%
Expected Option Life (in years)	2-4.5	2-4.5	2-4.5
Expected Volatility	50%	50%	50%
Dividends to be Paid	None	None	None

A summary of option activity under the Plans and the changes during the year ended December 31, 2010 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	4,202,098	$1.85	7.29	$939,152
Granted during 2010	1,115,534	$2.56
Exercised	(1,617,148)	$1.83
Forfeited	(4,000)	$2.14
Expired	-	-
Outstanding at December 31, 2010	3,696,484	$2.08	7.57	$8,849,906

Vested or expected to vest at December 31, 2010	1,043,550	$1.92	5.59	$2,662,597
Non vested at December 31, 2010	2,652,934	$2.14	8.35	$6,187,309

The weighted average per share grant date fair value of option grants during the years 2010, 2009 and 2008 was $0.92, $0.59 and $0.84, respectively.  The fair value of non-vested options is determined based on the opening trading price of our shares at grant date.  The aggregate intrinsic value of options exercised in 2010 and 2008 was approximately $3.3 million and $745,000, respectively, and is based on the difference between the exercise price and quoted market value at the end of each period.  The intrinsic value of options repurchased by us in 2009 was $513,000.

During 2010, options to acquire 1.6 million shares of our common stock were exercised.  We issued 1.0 million new shares with the balance being used to satisfy the payment of the exercise price and minimum withholding requirements.

A summary of the status of our non vested options as of December 31, 2010 and changes during the year then ended is presented below:

Non Vested Options	Shares	Weighted Average Grant Date Fair Value
Non vested at December 31, 2009	2,288,534	$0.82
Granted	1,115,534	$0.92
Vested	(751,134)	$0.64
Forfeited	-	$-
Non vested at December 31, 2010	2,652,934	$0.81

As of December 31, 2010, there was $768,000 of total unrecognized compensation cost related to non-vested nonqualified stock options granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.95 years.  The total fair value at the date of grant of options that vested during 2010, 2009 and 2008 was $481,000, $346,000, and $695,000, respectively.

Tax benefits of $792,000, $198,000 and $261,000 were realized from the exercise or repurchase of options in 2010, 2009 and 2008, respectively.  Net cash received from option exercises under all share based payment arrangements for the year ended December 31, 2010 and 2008 was $443,000 and $323,000, respectively.  No options were exercised in 2009.  It is our policy to issue new shares to satisfy share option purchases.

Restricted Stock Awards

Restricted stock awards are granted with a fair value equal to the market price of our common stock on the date of grant. Compensation expense is recorded straight-line over the vesting period, generally four years from the date of grant.

The weighted average per share grant date fair value of our restricted stock awards was $2.49, $1.68 and  $2.15 for the years ended December 31, 2010, 2009, and 2008, respectively. Activity for our restricted stock awards was as follows for the year ended December 31, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non vested restricted stock at December 31, 2009	719,000	$1.84
Granted	754,000	$2.49
Vested	(289,000)	$1.88
Forfeited	-	-
Non vested restricted stock at December 31, 2010	1,184,000	$2.24

The fair value of restricted shares at the vesting date for shares that vested during the years ended December 31, 2010, 2009, and 2008 was $876,000, $367,000 and $574,000, respectively. Total compensation expense not yet recognized related to non-vested restricted stock awards was $1.2 million at December 31, 2010. We expect to recognize this compensation expense over a weighted-average period of approximately 1.80 years. There are no other contractual terms covering restricted stock awards once vested.

NOTE 16 - EARNINGS PER SHARE

The following table sets forth the computations of earnings per share, basic and earnings per share, diluted:

	Year Ended December 31,
	2010	2009	2008
Net Income	$25,700,000	$14,449,000	$10,204,000
Less: Preferred stock dividend	(50,000)	(50,000)	(50,000)
Income available to common shareholders	$25,650,000	$14,399,000	$10,154,000
Denominator:
Weighted average common shares outstanding	39,195,000	44,496,000	49,093,000
Basic earnings per common share	$0.65	$0.32	$0.21

Income available to common shareholders	$25,650,000	$14,399,000	$10,154,000
Add: Preferred stock dividend	50,000	50,000	50,000
	$25,700,000	$14,449,000	$10,204,000

Denominator:
Weighted average common shares outstanding	39,195,000	44,496,000	49,093,000
Common share equivalents of outstanding stock:
Convertible preferred stock	659,000	881,000	518,000
Nonvested common stock	523,000	270,000	170,000
Options and warrants	1,132,000	294,000	573,000
Weighted average common shares outstanding	41,509,000	45,941,000	50,354,000
Diluted earnings per common share	$0.62	$0.31	$0.20

The following securities were not included in the computation of diluted earnings per share as their effect would be anti-dilutive:

	Year Ended December 31,
Security Excluded From Computation	2010	2009	2008
Stock options	290,000	2,912,000	1,688,000
Restricted stock	121,000	89,000	-

NOTE 17 - EMPLOYEE BENEFIT PLAN

We have a tax qualified employee savings and retirement plan covering our eligible employees, the Metropolitan Health Networks 401(k) Plan (the “401(k) Plan”). The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code (the “Code”) and contains a feature described in Code Section 401(k) under which a participant may elect to reduce their taxable compensation by the statutorily prescribed annual limit of $16,500 for 2010. Under the 401(k) Plan, new employees are eligible to participate after three consecutive months of service. At our discretion, we may make a matching contribution and a non-elective contribution to the 401(k) Plan. We expensed approximately $284,000, $221,000 and $243,000 for purposes of making matching contributions for the 2010, 2009, and 2008 plan years, respectively. The rights of the participants in the 401(k) Plan to our contributions do not fully vest until such time as the participant has been employed by us for three years.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Leases

We lease office and medical facilities under various non-cancelable operating leases.  Approximate future minimum payments under these leases, including the new corporate office lease, for the years subsequent to December 31, 2010 are as follows:

			Less	Net
			Sublease	Minimum
	Buildings	Equipment	Amount	Payment
2011	$1,067,000	$323,000	$120,000	$1,270,000
2012	971,000	237,000	93,000	1,115,000
2013	874,000	237,000	-	1,111,000
2014	867,000	237,000	-	1,104,000
2015	826,000	40,000	-	866,000
Thereafter	3,094,000	-	-	3,094,000
Total	$7,699,000	$1,074,000	$213,000	$8,560,000

The renewal options on the leases range from 3 to 5 years and contain escalation clauses of up to 5%.  Rental expense for 2010, 2009, and 2008 was $1.7 million, $1.6 million and $1.9 million, respectively.

We utilized vendors during the year to assist us in the ongoing implementation of an electronic medical records system as well as attaining other operational objectives.  Payments under these service contracts for the years subsequent to December 31, 2010 are approximately $1.1 million, $384,000 and $41,000 in the years 2011, 2012 and 2013, respectively.  Some contracts will renew automatically unless written notice is provided to the vendor within a stated period of time prior to the end of the contract period.

On January 3, 2011, we entered into a two year service provider agreement to provide software and analysis that will allow us to better manage the care of our customers.  The contract fee is approximate $800,000 annually.

In connection with the sale of the pharmacy division in 2004, we have subleased pharmacy facilities to the purchaser of the pharmacy division.  In the event of such purchaser’s default, we could potentially be responsible to fulfill these lease commitments.  At December 31, 2010, the total lease payments remaining totaled $213,000.  At March 2, 2011, we are not aware of any default by the purchaser.

Litigation

We are a party to various legal proceedings which are either immaterial in amount to us or involve ordinary routine litigation incidental to our business and the business of our subsidiaries.  There are no material pending legal proceedings, other than routine litigation incidental to our business to which we are a party or of which any of our property is the subject.

We maintain a professional liability policy with a captive insurance company of which we are a member.   At December 31, 2010, we are not aware of any claims that will exceed our coverage.

CMS is performing audits of selected Medicare Advantage plans to validate the provider coding practices under the risk-adjustment methodology used to reimburse Medicare Advantage plans. These audits involve a review of a sample of medical records for the plans selected for audit. CMS has selected for audit certain contracts of Humana for the 2007 contract year and we expect that CMS will continue conducting such audits beyond the 2007 contract year. Due to the uncertainties principally related to CMS’ audit payment adjustment methodology, we are unable to determine whether these audits will ultimately result in an unfavorable adjustment which Humana may pass through to us. Accordingly, we are unable to estimate the financial impact of such adjustment if one occurs as a result of these audits. Although the amount of the adjustment to us, if any, is not reasonably estimable at this time, such adjustment may have a material adverse effect on our results of operations, financial position, and cash flows.

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

NOTE 20 - VALUATION AND QUALIFYING ACCOUNTS

Activity in our Valuation and Qualifying Accounts consists of the following:

	Year Ended December 31,
	2010	2009	2008
Allowance for doubtful trade accounts
Balance at beginning of period	$583,000	$490,000	$614,000
Charged to costs and expenses	234,000	93,000	-
Increase (Deductions - accounts written off)	-	-	(124,000)
Balance at end of period	$817,000	$583,000	$490,000

Allowance for note receivable:
Balance at beginning of period	$-	$177,000	$143,000
Charged to costs and expenses	-	-	34,000
Increase (Deductions - accounts written off)	-	(177,000)	-
Balance at end of period	$-	$-	$177,000

NOTE 21 - SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	For the Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenue	$91,414,000	$91,163,000	$92,567,000	$93,042,000

Gross profit	$16,758,000	$17,033,000	$14,956,000	$17,011,000

Net income	$6,020,000	$6,789,000	$5,762,000	$7,129,000

Net income per share - basic	$0.15	$0.17	$0.15	$0.18
Net income per share - diluted	$0.14	$0.16	$0.14	$0.17

	For the Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Revenue	$88,752,000	$88,138,000	$87,076,000	$90,441,000

Gross profit	$13,396,000	$7,627,000	$8,897,000	$10,935,000

Net income	$4,837,000	$2,426,000	$3,152,000	$4,034,000

Net income per share - basic	$0.12	$0.05	$0.07	$0.09
Net income per share - diluted	$0.11	$0.05	$0.07	$0.08

Significant Fourth Quarter Adjustments

As a result of new information that became available in the fourth quarter of 2010 and 2009, we recorded adjustments of $2.2 million and $1.4 million, respectively, for the estimated retroactive capitation fee that we expect to receive in the summer of the subsequent year related to the final MRA capitation fee adjustment for the prior year.  These amounts increased revenue and gross profit for these quarters.  Of this amount, approximately $1.6 million and $1.1 million relates to revenue recorded in the first three quarters of 2010 and 2009 respectively.

In the fourth quarter of 2010 we reduced the Part D receivable by $450,000.   Accordingly, we decreased revenue and the due from Humana by this amount.   In the fourth quarter of 2009, we realized a reinsurance reimbursement related to high cost pharmacy claims paid during the first three quarters of 2009 in the amount of $1.9 million, which reduced medical costs and increased gross profit in this quarter.

During the fourth quarter of 2010, estimated medical claims expense related to dates of service prior to this quarter were less than the amount recorded at September 30, 2010 by approximately $268,000 (favorable variance).  This reduction was a result of actual utilization and settlement amounts being less than those used in our original estimate of medical expenses payable at the end of the third quarter of 2010.  The $268,000 was recorded as a decrease in medical claims expense in the fourth quarter of 2010 and increased gross profit in the quarter.

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

METROPOLITAN HEALTH NETWORKS, INC.

EXHIBIT INDEX

Year Ended December 31, 2010

(3) Exhibits

3.1.	Articles of Incorporation, as amended (1)

3.2	Amended and Restated Bylaws (2)

10.1	Physician Practice Management Participation Agreement, dated August 2, 2001, between Metropolitan of Florida, Inc. and Humana, Inc. (3)

10.2.	Letter of Agreement, dated February 2003, between Metropolitan of Florida, Inc. and Humana, Inc. (4)

10.3.	Physician Practice Management Participation Agreement, dated December 1, 1998, between Metcare of Florida, Inc. and Humana, Inc. (4)

10.4.	Omnibus Equity Compensation Plan, as amended and restated (4)

10.6.	Amended and Restated Employment Agreement between Metropolitan and Michael M. Earley dated April 26, 2010 (6)

10.7.	Amended and Restated Employment Agreement between Metropolitan and Robert J. Sabo dated November 9, 2006 (7)

10.8.	Amended and Restated Employment Agreement between Metropolitan and Roberto L. Palenzuela dated January 3, 2005 (8)

10.9	Employment Agreement between Metcare of Florida, Inc. and Jose A. Guethon, M.D. (9)

10.10.	Form of Option Award Agreement for Option Grants to Directors pursuant to the Omnibus Compensation Plan (15)

10.11.	Form of Option Award Agreement for Option Grants to Key Employees pursuant to the Omnibus Compensation Plan (15)

10.12	Summary of 2010 Annual Bonus Plan for Executive Officers and certain key management employees (10)

10.13	Summary of Director Compensation Plan (14)

10.14	Form of Restricted Stock Award Agreement for Restricted Stock Grants to Directors pursuant to the Omnibus Compensation Plan (15)

10.15	Form of Restricted Stock Award Agreement for Restricted Stock Grants to Management pursuant to the Omnibus Compensation Plan (15)

10.16	Amendment to Employment Agreement, dated as of December 22, 2008, by and between Metropolitan and Jose A. Guethon, M.D. (11)

10.17	Amendment to Employment Agreement, dated as of December 22, 2008, by and between Metropolitan and Robert J. Sabo (11)

10.18	Amendment to Employment Agreement, dated as of December 22, 2008, by and between Metropolitan and Roberto L. Palenzuela (11)

10.19	Independent Practice Association Agreement, dated as of August 29, 2010, by and between Metcare of Florida, Inc. and Humana, Inc (12)

10.20
Physician Practice Management Participation Amendment, dated as of September 4, 2010, by and between Metcare of Florida, Inc. and Humana Medical Plan, Inc. and Humana Health Insurance Company of Florida, Inc. and Humana Insurance Company, Employers Health Insurance Company and their affiliates who underwrite or administer health plans (13)

21.1	List of Subsidiaries (15)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1.	Certification of the Chief Executive Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2.	Certification of the Chief Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	filed herewith
**	furnished herewith

(1)	Incorporated by reference to our Registration Statement on Form 8-A12B filed with the Commission on November 19, 2004 (No. 001-32361).

(2)	Incorporated by reference our Current Report on Form 8-K filed with the Commission on September 30, 2004.

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

(5)	Incorporated by reference on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Commission on August 5, 2009.

(6)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 27, 2010

(7)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 20, 2006.

(8)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 22, 2005.

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 16, 2006.

(10)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 11, 2010.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 23, 2008.

(12)
Incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 2, 2009.  Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the Commission on September 2, 2009.

(13)
Incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 9, 2009. Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the Commission on September 9, 2009.

(14)	Incorporated by reference to our Annual Report on Form 10-Kfor the year ended December 31, 2008, as filed with the Commission on March 8, 2009.

(15)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Commission on March 2, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of March 2011.

METROPOLITAN HEALTH NETWORKS, INC.

By:	/s/ MICHAEL M. EARLEY

Michael M. Earley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

March 2, 2011	/s/ MICHAEL M. EARLEY
Michael M. Earley
Chief Executive Officer

March 2, 2011	/s/ ROBERT J. SABO
Robert J. Sabo
Chief Financial Officer
(Principal Finance and Accounting Officer)

March 2, 2011	/s/ MICHAEL CAHR
Michael Cahr
Director

March 2, 2011	/s/ RICHARD FRANCO
Richard Franco
Director

March 2, 2011	/s/ CASEY GUNNELL
Casey Gunnell
Director

March 2, 2011	/s/ ARTHUR KOWALOFF
Arthur Kowaloff
Director

March 2, 2011	/s/ MARK STOLPER
Mark Stolper
Director

March 2, 2011	/s/ JOHN WATTS, Jr.
John Watts, Jr.
Director