Form 10-Q
period 2011-03-31
METROPOLITAN HEALTH NETWORKS INC
filed 2011-05-03
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  001-32361

METROPOLITAN HEALTH NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0635748
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

777 Yamato Road, Suite 510 Boca Raton, Fl.	33431
(Address of principal executive offices)	(Zip Code)

(561) 805-8500
(Registrant’s telephone number, including area code)

250 South Australian Avenue, Suite 400
West Palm Beach, Fl. 33401
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                      No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2011
Common Stock, $.001 par value per share	41,085,000 share

Metropolitan Health Networks, Inc.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,
	2011	December 31,
	(unaudited)	2010
ASSETS
CURRENT ASSETS
Cash and equivalents	$8,632,791	$10,596,184
Investments, at fair value	39,666,767	38,949,254
Accounts receivable from patients, net of allowance of $738,000 and
$817,000 in 2011 and 2010, respectively	631,207	904,185
Due from Humana, net	14,616,708	9,067,148
Inventory	220,781	185,336
Prepaid expenses	630,638	561,012
Prepaid income taxes	1,086,028	-
Deferred income taxes	404,703	517,358
Other current assets	1,587,500	194,495
TOTAL CURRENT ASSETS	67,477,123	60,974,972

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
amortization of $3,086,000 and $3,443,000 in 2011 and 2010, respectively	2,673,114	1,972,822
RESTRICTED CASH AND INVESTMENTS	3,849,579	4,385,153
DEFERRED INCOME TAXES, net of current portion	1,511,741	1,570,931
OTHER INTANGIBLE ASSETS, net of accumulated amortization of
$1,065,000 and $1,238,000 in 2011 and 2010, respectively	541,945	570,095
GOODWILL	5,420,332	4,362,332
OTHER ASSETS	833,927	887,951
TOTAL ASSETS	$82,307,761	$74,724,256

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$298,439	$436,136
Accrued payroll and payroll taxes	1,582,367	5,158,168
Accrued expenses	2,820,971	902,375
Current portion of long-term debt	605,391	318,182
TOTAL CURRENT LIABILITIES	5,307,168	6,814,861

LONG-TERM DEBT, net of current portion	212,336	159,091
TOTAL LIABILITIES	5,519,504	6,973,952

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A preferred stock, par value $.001 per share; stated value $100 per
share; 10,000,000 shares authorized; 5,000 issued and outstanding	500,000	500,000
Common stock, par value $.001 per share; 80,000,000 shares authorized;
41,052,000 and 40,750,000 issued and outstanding at March 31, 2011
and December 31, 2010, respectively	41,052	40,750
Additional paid-in capital	23,526,477	22,453,444
Retained earnings	52,720,728	44,756,110
TOTAL STOCKHOLDERS' EQUITY	76,788,257	67,750,304
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$82,307,761	$74,724,256

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

		Three Months Ended March 31,
		2011	2010
		(unaudited)	(unaudited)
REVENUE		$94,665,729	$93,042,035

MEDICAL EXPENSE
Medical claims expense		71,129,897	72,047,709
Medical practice costs		4,355,499	3,983,746
	Total Medical Expense	75,485,396	76,031,455
	GROSS PROFIT	19,180,333	17,010,580

OPERATING EXPENSES
Payroll, payroll taxes and benefits		4,102,331	3,778,803
General and administrative		2,236,271	1,958,600
Marketing and advertising		67,602	137,026
	Total Operating Expenses	6,406,204	5,874,429

OPERATING INCOME BEFORE GAIN ON SALE OF HMO SUBSIDIARY		12,774,129	11,136,151

Gain on sale of HMO subsidiary		-	62,440
	OPERATING INCOME	12,774,129	11,198,591

OTHER INCOME:
Investment income		182,615	193,283
Other (expense)		(5,102)	(436)
	Total Other Income	177,513	192,847
INCOME BEFORE INCOME TAXES		12,951,642	11,391,438
INCOME TAX EXPENSE		4,987,024	4,262,200
	NET INCOME	$7,964,618	$7,129,238

EARNINGS PER SHARE:
Basic		$0.20	$0.18
Diluted		$0.19	$0.17

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,964,618	$7,129,238
Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	431,261	225,432
Share-based compensation expense	699,929	534,839
Excess tax benefits from stock-based compensation	(393,060)	-
Deferred income taxes	564,905	(111,251)
Unrealized (gains) losses on short-term investments	(56,518)	41,130
Gain on Sale of HMO	-	(62,440)
Changes in operating assets and liabilities:
Accounts receivable	272,978	(244,040)
Due from Humana	(5,549,560)	(8,740,604)
Inventory	(35,445)	(27,005)
Prepaid expenses	(69,626)	(312,285)
Prepaid income taxes	(1,086,028)	861,452
Other current assets	106,995	159,649
Other assets	45,983	(18,875)
Accounts payable	(137,697)	(273,977)
Accrued payroll and payroll taxes	(3,575,801)	(587,162)
Accrued expenses	268,596	201,911
Net cash (used in) operating activities	(548,470)	(1,223,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(858,363)	(115,890)
Cash paid for physician practices acquired, net of cash acquired	(725,000)	-
Restricted cash released as security for letter of credit	535,574	-
(Purchase) sale of short-term investments	(660,995)	3,954,243
Net cash (used in)/provided by investing activities	(1,708,784)	3,838,353

CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
Repayments of notes payable	(79,546)	-
Excess tax benefits from stock-based compensation	393,060	-
Stock repurchases	-	(3,933,132)
Other	(19,653)	-
Net cash provided by/(used in) financing activities	293,861	(3,933,132)
NET DECREASE IN CASH AND EQUIVALENTS	(1,963,393)	(1,318,767)
CASH AND EQUIVALENTS - beginning of period	10,596,184	6,794,809
CASH AND EQUIVALENTS - end of period	$8,632,791	$5,476,042

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuances of notes payable for physician practice acqusitions	$420,000	$-
Leasehold improvements funded by landlord	$150,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Metropolitan Health Networks, Inc. and subsidiaries (referred to as “Metropolitan,” “the Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2011 or future periods.

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are medical claims payable, revenue, the impact of risk sharing provisions related to our contracts with Humana, Inc. (“Humana”), and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events. We adjust these estimates each period as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted. Actual results may ultimately differ materially from those estimates.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying December 31, 2010 condensed consolidated balance sheet has been derived from those audited financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in that report.

NOTE 2 - ORGANIZATION AND BUSINESS ACTIVITY

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

To deliver care, we utilize the medical practices owned by the PSN and we have also contracted directly or indirectly through Humana with medical practices, service providers, pharmacies and hospitals (collectively the “Affiliated Providers”).  For 27,900 Humana Participating Customers covered by two of the Humana Agreements, our PSN is responsible for the cost of all medical care provided.  For the remaining 5,700 Humana Participating Customers covered by the remaining Humana Agreement, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers.

In return for managing these healthcare services, the PSN receives a capitation fee from Humana which represents a substantial portion of the monthly premium Humana receives from CMS.

At March 31, 2011, we have customers in 16 of the 30 Florida counties covered under the Humana Agreements.

Our PSN also has a network agreement with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage health plan in Florida wholly-owned by Humana, which covered approximately 600 customers at March 31, 2011.  Pursuant to the CarePlus Agreement the PSN has the right to manage, on a non-exclusive basis, healthcare services to Medicare beneficiaries in 22 Florida counties who have elected to receive benefits through CarePlus’ Medicare Advantage plans (each, a “CarePlus Plan Customer”).  Like Humana, CarePlus directly contracts with CMS and is paid a monthly premium payment for each CarePlus Plan Customer.  In return for managing these healthcare services, the PSN had traditionally received a monthly network administration fee for each CarePlus Participating Customer.  Commencing on February 1, 2010, the PSN began to receive a capitation fee from CarePlus and assumed full responsibility for the cost of all medical services provided to each CarePlus Participating Customer.  The capitation fee represents a substantial portion of the monthly premium CarePlus receives from CMS.

At March 31, 2011, we operate in 10 of the 22 Florida counties covered by the CarePlus Agreement.

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENT

In the first quarter of 2011, we adopted an amendment to the FASB Financial Accounting Standards Codification that requires the cost of professional liability claims or similar contingent liabilities to no longer be presented net of anticipated insurance recoveries.  An entity that is indemnified for these liabilities shall recognize an insurance receivable at the same time that it recognizes the liability, measured on the same basis as the liability, subject to the need for a valuation allowance for uncollectible amounts.

At March 31, 2011, we have recorded this liability in accrued expenses and the estimated insurance recovery in other current assets in the condensed consolidated balance sheet.  The adoption of this amendment had no impact on our results of operations or cash flows for the first quarter of 2011.

NOTE 4 – PHYSICIAN PRACTICE ACQUISITION

In the last quarter of 2010, we entered into definitive agreements to acquire the primary care practices of three existing Affiliated Providers.  At December 31, 2010, these practices included approximately 960 customers that are included in the total number of Humana Participating Customers covered by the Humana Agreements.  On January 31, 2011 and February 28, 2011, we closed on the acquisitions of two practices with a total of 830 customers. The total purchase price for the three practices is $1.6 million, with a portion payable in cash at closing and the balance payable over the next 18 months.  The third acquisition closed on April 30, 2011.

The completed transactions have been accounted for under the acquisition method.  Due to the timing of these acquisitions, the purchase price allocations have not yet been finalized.

NOTE 5 - REVENUE

Revenue is primarily derived from risk-based health insurance arrangements in which a capitation fee is paid to us on a monthly basis.  We assume the economic risk of funding our customers’ healthcare services and related administrative costs.  Revenue is recognized in the period in which our customers are entitled to receive healthcare services.  Because we have the obligation to fund medical expenses, we recognize the gross revenue we earn and medical expenses we incur under these contracts in our condensed consolidated financial statements.

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

At March 31, 2011, we recorded a $2.9 million receivable representing our estimate of the retroactive MRA capitation fee for the first quarter of 2011 that we expect to receive in the summer of 2011.  At December 31, 2010, we recorded a $2.2 million receivable representing our estimate of the retroactive MRA capitation fee for 2010 that we expect to receive in the summer of 2011.  The total retroactive MRA capitation fee receivable included in due from Humana in the accompanying condensed consolidated balance sheets is $5.1 million at March 31, 2011 and $2.2 million at December 31, 2010.

At March 31, 2010, we recorded a $4.1 million receivable representing our estimate of the retroactive MRA capitation fee for the first quarter of 2010.  In July 2010, we were notified by Humana that the amount of the retroactive mid-year MRA premium increase from CMS for 2010 based on the increased risk scores of our customers that related to capitation fees earned in the first quarter of 2010 was $4.4 million.  The $300,000 difference increased revenue in the second quarter of 2010.

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

NOTE 6 - MEDICAL EXPENSE AND MEDICAL CLAIMS PAYABLE

Total medical expense represents the estimated total cost of providing customer care and is comprised of two components, medical claims expense and medical practice costs.  Medical claims expense is recognized in the period in which services are provided and includes an estimate of our obligations for the cost of medical services that have been provided to our customers but for which we have neither received nor processed claims, and for liabilities for physician, hospital and other medical expense disputes.  Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than physicians employed by the PSN.  Medical practice costs represent the operating costs of the medical practices owned by the PSN.

We develop our estimated medical claims expense payable by using an actuarial process that is consistently applied.  The actuarial process develops a range of estimated medical claims expense payable and we record to the amount in the range that is our best estimate of the ultimate liability.  Each period, we re-examine previously recorded medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As medical claims expense recorded in prior periods becomes more exact, we adjust the amount of the estimate, and include the change in medical claims expense in the period in which the change is identified.  In each reporting period, our operating results included a change in medical expense from the effects of more completely developed medical claims expense payable estimates associated with previously reported periods. While we believe our estimated medical claims expense payable is adequate to cover future claims payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded. Medical claims expense payable is included in due from Humana in the accompanying condensed consolidated balance sheets.

Total medical expense is as follows:

	Three Months Ended March 31,
	2011	2010
Estimated medical expense for the period, excluding prior period claims development	$78,059,000	$76,845,000
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	(2,574,000)	(814,000)

Total medical expense for the period	$75,485,000	$76,031,000

In the table above, favorable adjustments to amounts we recorded in prior periods for estimated medical claims payable appear in parentheses while unfavorable adjustments do not appear in parentheses.  Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense in the reporting period.  Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases total reported medical expense in the reporting period.

We assume responsibility for substantially all of the cost of all medical services provided to the customer.  To the extent that customers require more frequent or expensive care than was anticipated, the capitation fee received may be insufficient to cover the costs of care provided. When it is probable that expected future healthcare costs and maintenance costs will exceed the anticipated revenue on the agreement, we would recognize a premium deficiency liability in current operations.  Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as future operating losses under these contracts are charged to the liability previously established. There are no premium deficiency liabilities recorded at March 31, 2011 or December 31, 2010, and we do not anticipate recording a premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

NOTE 7 - PRESCRIPTION DRUG BENEFITS UNDER MEDICARE PART D

We provide prescription drug benefits to our Medicare Advantage customers in accordance with the requirements of Medicare Part D. The benefits covered under Medicare Part D are in addition to the benefits covered by the PSN under Medicare Parts A and B.   Revenue for the provision of Part D insurance coverage is included in our monthly capitation fee payment from Humana.

The Part D payment we receive from Humana is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the estimated prescription drug benefit costs (“Estimated Costs”) to actual  prescription  drug benefit  incurred costs (the "Actual  Costs").  To the extent the Actual Costs exceed the Estimated Costs by more than the risk corridor, we may receive additional payments.  Conversely, to the extent the Estimated Costs exceed the Actual Costs by more than the risk corridor, we may be required to refund a portion of the Part D payment. We estimate and recognize an adjustment to revenue based upon pharmacy claims experience to date as if the contract to provide Part D coverage were to end at the end of each reporting period.  Accordingly, this estimate does not take into consideration projected future pharmacy claims experience.  It is reasonably possible that this estimate could change in the near term by an amount that could be material. Since these amounts represent additional revenue or revenue that is to be returned, any adjustment is recorded as an increase or decrease to revenue. The final settlement for the Part D program occurs in the subsequent year.  There were no prior period Part D settlement adjustments recorded in the first quarter of 2011 or 2010.

NOTE 8 - MAJOR CUSTOMER

Revenue from Humana accounted for approximately 99.8% and 99.6% of our total revenue in the first quarter of 2011 and 2010, respectively.

The Humana Agreements and/or any individual physician contract in our primary care physician network may be immediately terminated by Humana, upon written notice, (i) if the PSN and/or any of the PSN physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) if the PSN or any of its physicians fail to meet Humana’s credentialing or re-credentialing criteria; (iii) if the PSN or any of its physicians is excluded from participation in any federal healthcare program; (iv) if the PSN or any of its physicians engages in or acquiesces to any act of bankruptcy, receivership or reorganization; (v) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment), or (vi) in accordance with Humana’s policies and procedures. The PSN and Humana may also terminate two of the Humana Agreements covering a total of 24,900 customers upon 90 days prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement.  These two agreements, which have one-year terms and generally renew automatically each December 31, may also be terminated upon 180 days prior written notice of non-renewal by either party.  The Humana Agreement covering 8,700 customers has an initial five-year term expiring August 31, 2013 and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal period unless terminated upon 90 days written notice prior to the end of the applicable term.  After the initial five-year term, either party may terminate the agreement without cause by providing to the other party 120 days prior written notice.

The due from Humana account is used to record the net amount due to us as a result of normal activity between Humana and us.  These transactions include, among other things, capitation fees due to us from Humana, retroactive capitation fee payments due to us from Humana, claim payments made by Humana on our behalf, and estimated medical claims expense payable.  Amounts due to/from Humana consisted of the following:

	March 31,	December 31,
	2011	2010
Due from Humana	$39,228,000	$36,268,000
Due to Humana	(24,611,000)	(27,201,000)
Total due from Humana	$14,617,000	$9,067,000

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

NOTE 9 - INVESTMENTS

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

We measure our investments at fair value. Our investments are in Level 1 and Level 2.  Investments, primarily cash and money market funds are Level 1 because these investments are valued using quoted market prices in active markets.  United States government and agency securities and state, municipal and corporate bonds are Level 2 and are valued at the recent trading value of securities with similar credit characteristics and rates.

Investments, which are recorded at fair value, are as follows:

	March 31,	December 31,
	2011	2010
Cash and money market funds Level 1)	$1,049,000	$996,000
United States government and agency securities (Level 2)	2,064,000	2,068,000
State and municipal bonds (Level 2)	29,881,000	29,705,000
Corporate bonds (Level 2)	6,673,000	6,180,000
Total Investments	$39,667,000	$38,949,000

For trading securities held at March 31, 2011, the amount of cumulative unrealized gains was $61,000.   For trading securities held at December 31, 2010, the amount of unrealized gain was $4,000.  Included in investment income was $3,000 of net realized losses in the first quarter of 2011 and $2,000 of net realized gains in the first quarter of 2010.

Investment income includes interest and dividend income, realized and unrealized gains and losses on trading securities and is recorded in other income as earned. Dividend and interest income is recognized when earned.

NOTE 10 - INCOME TAXES

We applied an estimated effective income tax rate of 38.5% and 37.4% for the three months ended March 31, 2011 and 2010, respectively.  Our effective income tax rate for 2010 was 38.2%

We are subject to income taxes in the U.S. federal jurisdiction and the state of Florida.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.  We have utilized all of our available net operating loss carry forwards, including net operating loss carry forwards related to years prior to 2006.  These net operating losses are open for examination by the relevant taxing authorities.  The statute of limitations for the federal and Florida 2007 tax years will expire in the next twelve months.

NOTE 11 -  STOCKHOLDERS’ EQUITY

On May 2, 2011, the Board of Directors approved an increase in the number of shares authorized under our common stock repurchase plan from 20 million to 25 million shares of common stock.  During the three months ended March 31, 2010, we repurchased 1.7 million shares for an aggregate purchase price of $3.9 million.  From October 6, 2008 (the date of our first repurchases under the plan) through March 31, 2011, we repurchased 13.9 million shares and options to purchase 684,200 shares of our common stock for $28.0 million. The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.

During the first quarter of 2011, the Board of Directors approved the issuance to employees of 240,000 restricted shares of common stock and options to purchase 800,000 shares of common stock. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date.  Compensation expense related to the restricted stock and options will be recognized ratably over the vesting period.

NOTE 12 - EARNINGS PER SHARE

Earnings per share, basic is computed using the weighted average number of common shares outstanding during the period.  Earnings per share, diluted is computed using the weighted average number of common shares outstanding during the period, adjusted for incremental shares attributed to outstanding options, convertible preferred stock and unvested shares of restricted stock.

Earnings per share, basic and diluted are calculated as follows:

	Three months ended March 31,
	2011	2010
Net income	$7,965,000	$7,129,000
Less: Preferred stock dividend	(13,000)	(13,000)
Income available to common stockholders	$7,952,000	$7,116,000

Denominator:
Weighted average common shares outstanding	39,770,000	39,039,000
Basic earnings per share	$0.20	$0.18

Income available to common stockholders, diluted	$7,952,000	$7,116,000
Add: Preferred stock dividend	13,000	13,000
	$7,965,000	$7,129,000

Denominator:
Weighted average common shares outstanding	39,770,000	39,039,000
Common share equivalents of outstanding stock:
Convertible preferred stock	301,000	659,000
Unvested restricted stock	577,000	365,000
Options	1,313,000	729,000
Weighted average common shares outstanding	41,961,000	40,792,000
Diluted earnings per share	$0.19	$0.17

The following securities were not included in the computation of diluted earnings per share at March 31, 2011 and 2010 as their effect would be anti-dilutive:

	Three Months Ended March 31,
Security Excluded From Computation	2011	2010
Stock Options	366,000	769,000
Unvested restricted stock	85,000	354,000

NOTE 13 - COMMITMENTS AND CONTINGENCIES

We are a party to various legal proceedings which are either fully covered by insurance, immaterial in amount to us or involve ordinary routine litigation incidental to our business and the business of our subsidiaries.  There are no material pending legal proceedings to which we are a party or of which any of our property is the subject, other than routine litigation incidental to our business.

In connection with the sale of the assets of our pharmacy division in 2003, the purchaser of the pharmacy assets agreed to assume our obligation under a lease which runs through 2012.  In the event of the purchaser’s default, we could be responsible for future lease payments totaling approximately $183,000 at March 31, 2011.  At May 3, 2011, we are not aware of any defaults.

CMS is performing audits of selected Medicare Advantage plans to validate the provider coding practices under the risk-adjustment methodology used to reimburse Medicare Advantage plans. These audits involve a review of a sample of medical records for the plans selected for audit.  Humana has informed us that CMS has selected for audit certain contracts of Humana for the 2007 contract year and we expect that CMS will continue conducting such audits beyond the 2007 contract year. Due to the uncertainties principally related to CMS’ audit payment adjustment methodology, we are unable to determine whether these audits will ultimately result in an unfavorable adjustment which Humana may seek to pass through to us. Accordingly, we are unable to estimate the financial impact of such adjustment if one occurs as a result of these audits. Although the amount of the adjustment to us, if any, is not reasonably estimable at this time, such adjustment may have a material adverse effect on our results of operations, financial position, and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010, INCLUDING THE FINANCIAL STATEMENTS AND NOTES THERETO, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THAT APPEAR ELSEWHERE IN THIS REPORT.

GENERAL

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “Metropolitan” or the “Company” refer to Metropolitan Health Networks, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

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

Specifically, this report contains forward-looking statements, including statements regarding the following topics:

●	the ability of our provider services network (the “PSN”) to renew those Humana Agreements (as defined below) with one-year renewable terms and maintain all of the Humana Agreements on favorable terms;

●	the factors that we believe may mitigate the impact of anticipated premium reductions;

●	our ability to make reasonable estimates of Medicare retroactive capitation fee adjustments; and

●	our ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported (“IBNR”) claims.

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.  The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

●	reductions in government funding of the Medicare program and changes in the political environment that may affect public policy and have an adverse impact on the demand for our services;

●	the loss of or a material negative price amendment to significant contracts;

●	disruptions in the PSN’s or Humana's healthcare provider networks;

●	failure to receive accurate and timely revenue, claim, membership and other information from Humana;

●	future legislation and changes in governmental regulations;

●	increased operating costs;

●	reductions in premium payments to Medicare Advantage plans;

●	the impact of Medicare Risk Adjustments on payments we receive from Humana;

●	the impact of the Medicare prescription drug plan on our operations;

●	general economic and business conditions;

●	increased competition;

●	the relative health of our customers;

●	changes in estimates and judgments associated with our critical accounting policies;

●	federal and state investigations;

●	our ability to successfully recruit and retain key management personnel and qualified medical professionals; and

●	impairment charges that could be required in future periods.

Additional information concerning these and other risks and uncertainties is contained in our filings with the United States Securities and Exchange Commission (the “Commission”), including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in Item 1A “Risk Factors” included in this Form 10-Q.

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

BACKGROUND

We operate a provider services network (the “PSN”), through which we provide and arrange for medical care primarily to Medicare Advantage beneficiaries in the State of Florida who have enrolled in health plans primarily operated by Humana, Inc. or its subsidiaries (“Humana”), one of the largest participants in the Medicare Advantage program in the United States.  We operate the PSN through our wholly-owned subsidiary, Metcare of Florida, Inc.  As of March 31, 2011, the PSN operated in 16 Florida counties and provided healthcare benefits to approximately 34,200 Medicare Advantage beneficiaries. To deliver care, we utilize medical practices owned by the PSN and we also contract directly or indirectly through Humana with medical practices, service providers, pharmacies and hospitals (collectively the “Affiliated Providers”).   The PSN’s owned medical practices also provide primary care to several thousand non-Humana Participating Customers for which we are paid on a fee-for-service basis.

Our Agreements with Humana

The PSN currently operates under three network agreements with Humana (collectively, the “Humana Agreements”) pursuant to which the PSN provides or arranges for, on a non-exclusive basis, healthcare services to Medicare beneficiaries in certain Florida counties who have elected to receive benefits under a Humana Medicare Advantage HMO Plan (“Humana Plan Customers”).

Humana directly contracts with the Centers for Medicare & Medicaid Services (“CMS”), an agency of the United States Department of Health and Human Services, which administers the Medicare program.  Humana is paid a monthly premium payment for each Humana Plan Customer.  A Humana Participating Customer is a Humana Plan Customer  who selects one of the PSN physicians as his or her primary care physician.  Among other factors, the monthly premium varies by customer, county, age and severity of health status.  Pursuant to the Humana Agreements, the PSN provides or arranges for the provision of covered medical services to each Humana Participating Customer.  The PSN assumes full responsibility for the provision or management of all necessary medical care for each Humana Participating Customers covered by the Humana Agreements, even for services we do not provide directly.  In return for the provision of these medical services, the PSN receives from Humana a capitation fee for each Humana Participating Customer established pursuant to the Humana Agreements.  The capitation fee we receive from Humana represents a substantial percentage of the monthly premiums received by Humana from CMS with respect to Humana Participating Customers.

For the 27,900 Humana Participating Customers covered by two of the network agreements, our PSN is responsible for the cost of all medical care provided. For the remaining 5,700 Humana Participating Customers covered by the remaining network agreement, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. To the extent the costs of providing such medical care are less than the related fees received from Humana, our PSN generates a gross profit.  Conversely, if total medical expense exceeds the fees received from Humana, our PSN experiences a deficit in gross profit.

For the Humana Agreements covering 19,200 customers, Humana has agreed that it will not, with the exception of one existing service provider, enter into any new global risk agreements for Humana’s Medicare Advantage HMO products and the PSN has agreed that it will not enter into any global, full or limited risk contracts with respect to Medicare Advantage customers with any non-Humana Medicare Advantage HMO or provider sponsored organization in the defined service area.

With respect to four counties in which we have approximately 5,800 customers, unless otherwise agreed to in writing by Humana, the PSN is restricted from entering into any risk contract with any other Medicare Advantage plan through December 31, 2013.

The Humana Agreements and/or any individual physician contracts in our primary care physician network may be immediately terminated by Humana, upon written notice, (i) if the PSN and/or any of the PSN physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) if the PSN or any of its physicians fail to meet Humana’s credentialing or re-credentialing criteria; (iii) if the PSN or any of its physicians is excluded from participation in any federal healthcare program; (iv) if the PSN or any of its physicians engages in or acquiesces to any act of bankruptcy, receivership or reorganization; (v) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment), or (vi) in accordance with Humana’s policies and procedures. The PSN and Humana may terminate two of the Humana Agreements covering a total of 24,900 customers upon 90 days prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement.  These two agreements, which have one-year terms and generally renew automatically each December 31, may also be terminated upon 180 days prior written notice of non-renewal by either party.  The Humana Agreement covering 8,700 customers has an initial five-year term expiring August 31, 2013 and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal period unless terminated upon 90 days written notice prior to the end of the applicable term.  After the initial five-year term, either party may terminate the agreement without cause by providing to the other party 120 days prior written notice.

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

In the first quarters of 2011 and 2010, substantially all of our revenue was earned through our contracts with Humana.

Our Agreement with CarePlus

Our PSN has a network agreement with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage HMO in Florida wholly owned by Humana, which agreement permits us to provide and arrange for services to CarePlus customers in 22 Florida counties.  At March 31, 2011, 600 CarePlus customers in 10 of these counties were covered under this agreement.  Since the establishment of our network agreement with CarePlus, through January 31, 2010, the PSN had received a monthly network administration fee for each CarePlus customer who selected one of the PSN physicians as his or her primary care physician (a “CarePlus Participating Customer”).  Commencing on February 1, 2010, the PSN began to receive a capitation fee from CarePlus and assumed full responsibility for the cost of all medical services provided to each CarePlus Participating Customer.  The capitation fee represents a substantial portion of the monthly premium CarePlus is to receive from CMS.

Our Physician Network

We have built our PSN physician network by acquiring or developing our own medical practices and by contracting with independent primary care physician practices for their services.  Through the Humana Agreements, we have established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout the counties covered by the Humana Agreements.

Business Initiatives

Patient Center Medical Home Certification

In February 2010, we were notified by the National Committee for Quality Assurance (“NCQA”) that all eight of our owned primary care practices that applied to the NCQA have been recognized as a Level 3 National Physician Practice Connections® — Patient-Centered Medical Home™ (PPC®-PCMH™), the highest recognition available. We believe that our primary care practices were the first recognized Patient-Centered Medical Home (“PCMH”) in Florida and that this recognition improves our competitive position.  We have applied for NCQA recognition for two additional primary care practices and our oncology practice during the first quarter of 2011.

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

Electronic Medical Records System

We continue to install an electronic medical records (“EMR”) system in our owned practices.  At March 31, 2011, we have installed EMR at three of our practices.  We  expect to have the installation completed in a majority of our practices by the end of 2011.   We expect the initial installation and training costs associated with such system to be offset, over time, by improved patient results and cost efficiencies.

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

Insurance Arrangements

We rely upon insurance to protect us from many business risks, including medical malpractice, errors and omissions and certain significantly higher than average customer medical expenses.  For example, to mitigate our exposure to high cost medical claims, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  In 2011, the per customer per year deductible for 5,700 PSN customers is $40,000, with a $225,000 deductible for all other customers.  Both policies have a maximum annual benefit per customer of $1.0 million.  Although we maintain insurance of the types and in the amounts that we believe are reasonable, there can be no assurances that the insurance policies maintained by us will insulate us from material expenses and/or losses in the future.

Healthcare Reform Legislation in 2010

The United States’ healthcare system, including the Medicare Advantage Program, is subject to a broad array of new laws and regulations as a result of the Patient Protection and Affordable Care Act, which became law on March 23, 2010 and was shortly thereafter amended by the Health Care and Education Reconciliation Act of 2010, which became law on March 30, 2010 (collectively, the “Reform Acts”).  The Reform Acts are considered by some to be the most dramatic change to the country’s healthcare system in decades.  This legislation made significant changes to the Medicare program and to the health insurance market overall.  Among other things, the new laws limit Medicare Advantage payment rates, stipulate a prescribed minimum ratio for the amount of premium revenues to be expended on medical costs, give the Secretary of Health and Human Services the ability to deny Medicare Advantage plan bids that propose significant increases in cost sharing or decreases in benefits, and make certain changes to Medicare Part D.  Because substantially all of our revenue is directly or indirectly derived from reimbursements generated by Medicare Advantage health plans, any changes that limit or reduce Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business.

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

For additional information on the Reform Acts see “ Business - Healthcare Reform Legislation in 2010 and “Risk Factors -  Reductions in Funding for Medicare Programs and Other Provisions Under the Recent Healthcare Reform Legislation…” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2010.   Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010

Summary

Net income for the first quarter of 2011 was $8.0 million compared to $7.1 million in the first quarter of 2010, an increase of $900,000 or 12.7%.  The increase in net income is primarily a result of a $49 increase in our per customer per month (“PCPM”) revenue, which was partially offset by an increase in our PCPM medical expense of $22 and an increase in our operating expenses of $532,000. Total medical expense in the first quarter of 2011 was positively impacted by favorable claims development of $2.6 million, or $25 PCPM, as compared to favorable claims development of $814,000 in the first quarter of 2010, or $8 PCPM.

Basic and diluted earnings per share were $0.20 and $0.19, respectively, for the first quarter of 2011 as compared to $0.18 and $0.17, respectively, for the same period in 2010.  The increase in earnings per share in 2011 is primarily a result of our increased net income.

Revenue increased to $94.7 million in 2011 from $93.0 million in 2010, an increase of $1.7 million or 1.8%.   The increase in revenue is primarily attributable to an increase in the average risk scores of the customers we serve.  We believe this increase primarily reflects our continuing efforts to assure that our customers are properly diagnosed and assigned the appropriate Medicare risk score.

Total medical expense for the first quarter of 2011 was $75.5 million compared to $76.0 million in the first quarter of 2010, a decrease of approximately $500,000 or 0.7%.  The decrease in total medical expense in the first quarter of 2011 is primarily due to the impact of the favorable claims development in the first quarter of 2011 of $2.6 million, as compared to favorable claims development of $814,000 in the first quarter of 2010.  PCPM medical costs increased $21 to $734 in the first quarter of 2011 as compared to $713 for the same period in 2010. The PCPM medical expense was positively impacted by the favorable claims development of $25 and $8, in the first quarter of 2011 and 2010, respectively.   The impact of the favorable claims development on total medical expense was primarily offset by increased utilization of medical services by our customers.

Our gross profit was $19.2 million in the first quarter of 2011 as compared to $17.0 million for the same quarter in 2010, an increase of $2.2 million or 12.9%.

Our medical expense ratio (“MER”), which is computed by dividing total medical expense by revenue, was 79.7% in the first quarter of 2011 compared to 81.7% in the first quarter of 2010.  Adjusted for the favorable claims development, our MER would have been 82.5% and 82.6% for the first quarter of 2011 and 2010, respectively.

Operating expenses increased to $6.4 million in the first quarter of 2011 as compared to $5.9 million for the same period in 2010, an increase of $500,000 or 8.5%.  The increase in operating expenses is primarily due to an increase in payroll, payroll taxes and benefits of $300,000 and an increase in depreciation expense of $200,000.

Income before income taxes in the first quarter of 2011 was $13.0 million compared to of $11.4 million in the first quarter of 2010.  The increase in the income before income taxes between the periods is primarily a result of the increased gross profit discussed above partially offset by the increase in our operating expenses.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services as of March 31, 2011 and 2010 and (ii) the aggregate customer months for the first quarter of both 2011 and 2010.  Customer months are the aggregate number of months of healthcare services we have provided to customers during a period of time.

2011		2010		Percent Decrease in Customer
Customers at End of Period	Customer Months For Quarter	Customers at End of Period	Customer Months For Quarter	Months Between Quarters
34,200	102,800	35,400	106,700	-3.7%

The decrease in total customer months for the first quarter of 2011 as compared to the same period in 2010 is primarily a result of the net effect of changes in plan benefits, consolidating our primary care network to focus on best providers, new enrollments and disenrollments, deaths, customers moving from the covered areas, customers transferring to another physician practice or customers making other insurance selections.

Revenue

The following table provides a breakdown of our sources of revenue:

	Three Months Ended March 31		$ Increase
	2011	2010	(Decrease)	% Change
PSN revenue from Humana	$94,434,000	$92,642,000	$1,792,000	1.9%
PSN fee-for-service revenue	232,000	400,000	(168,000)	-42.0%
Total revenue	$94,666,000	$93,042,000	$1,624,000	1.7%

Revenue PCPM	$921	$872		5.6%

The PSN’s most significant source of revenue during the first quarter of both 2011 and 2010 were the capitation fees generated pursuant to the Humana Agreements (the “Humana Related Revenue”).  The increase in our Humana Related Revenue and our PCPM revenue in 2011 resulted primarily from an increase in the average risk score of our customers.

Capitation fees paid to us are retroactively adjusted based on the updated health status of our customers (known as a Medicare Risk Adjustment or “MRA”).  We record an estimate of the retroactive MRA capitation fee that we expect to receive in subsequent periods.  Included in revenue in the first quarters of 2011 and 2010 is an estimate for retroactive capitation fee payments of $2.9 million and $4.1 million, respectively.   We expect to be notified of the actual 2011 first quarter retroactive capitation fee adjustment in the summer of 2011.  In July 2010, we were notified by Humana that the actual retroactive capitation fee adjustment for the first quarter of 2010 was $4.4 million.  The $300,000 difference increased revenue in the second quarter of 2010.

Fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers in our owned medical practices.   The decline in our fee-for-service revenue between the first quarter of 2011 and 2010 is a result of a decrease in volume and a decrease in the percentage of charges we collect.

Total Medical Expense

Total medical expense represents the estimated total cost of providing patient care and is comprised of two components, medical claims expense and medical practice costs.  Medical claims expense is recognized in the period in which services are provided and includes an estimate of our obligations for the cost of medical services that have been provided to our customers but for which we have neither received nor processed claims, and for liabilities for physician, hospital and other medical expense disputes.  Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the providers employed by the PSN.  Medical practice costs represent the operating costs of the medical practices owned by the PSN.

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

Total medical expense and the MER are as follows:

	Three Months Ended March 31,
	2011	2010
Estimated medical expense for the period, excluding prior period claims development	$78,059,000	$76,845,000
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	$(2,574,000)	$(814,000)
Total medical expense for period	$75,485,000	$76,031,000

Medical Expense Ratio for period	79.7%	81.7%

Medical Expense PCPM	$734	$713

In the table above, favorable adjustments to amounts we recorded in prior periods for estimated medical claims payable appear in parentheses while unfavorable adjustments do not appear in parentheses.  Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense and the MER in the reporting period.  Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases total reported medical expense and the MER in the reporting period.

The reported MER is also impacted by changes to revenue estimates.  Periodically we receive retroactive adjustments to the capitation fees paid to us.  Retroactive adjustments of prior periods’ capitation fees that are recorded in the current period impact the MER of that period.  If the retroactive adjustment increases revenue then the impact reduces the MER for the period.  Conversely, if the retroactive adjustment reduces revenue, then the MER for the period is higher.  These retroactive adjustments include, among other things, the mid-year and annual MRA capitation fee adjustments and settlement of Part D program capitation fees.  In addition, actual medical claims expense usually develops differently than estimated during the period.

Because the Humana Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, medical claims expense includes the cost of medical services provided to Humana Participating Customers by non-Affiliated Providers.

The decrease in total medical expense in the first quarter of 2011 was primarily due to the impact of the favorable claims development and a decrease in the number of customer months.  These decreases were partially offset by an increase in utilization of medical services by our customers.  Approximately $71.1 million or 94.2% of our total medical expense in the first quarter of 2011 is attributable to medical claims expense.  For the first quarter of 2010, approximately $72.0 million or 94.7% of our total medical expenses were attributable to medical claims expense.  The balance of our total medical expense is associated with operating our owned medical practices.

Medical practice costs include the operating costs and the salaries, taxes and benefits of the health professionals and staff of our owned medical practices.  Approximately $4.4 million of our total medical expenses in the first quarter of 2011 related to the medical practices we own as compared to $4.0 million in the first quarter of 2010.  The increase is due primarily to the operating costs of offices acquired in the first quarter of 2011.

Our PCPM medical expense increased to $734 in the first quarter of 2011 from $713 in in the first quarter of 2010. The PCPM medical expense in both quarters was positively impacted by the favorable claims development in the first quarter of both 2011 and 2010 of $25 and $8, respectively.

Our MER in the first quarter of 2011 and 2010 was 79.7% and 81.7%, respectively.  Adjusted for the favorable claims development, our MER would have been 82.5 % in the first quarter of 2011 and 82.6% in the first quarter of 2010.  Our MER continues to be lower than our average historical MER levels prior to 2010.

A change in either revenue or medical expense of approximately $1.1 million impacts the consolidated MER by 1% in the first quarter of 2011.  A change of approximately $1.0 million impacts the consolidated MER by 1% in the first quarter of 2010.

At March 31, 2011, we determined that the range for estimated medical claims payable was between $22.5 million and $24.6 million and we recorded a liability of $23.4 million, which is included in due from Humana.  Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Operating Expenses

	2011	2010	(Decrease)	Change
Payroll, payroll taxes and benefits	$4,102,000	$3,779,000	$323,000	8.5%
Percentage of total revenue	4.3%	4.1%
General and administrative	2,236,000	1,958,000	278,000	14.2%
Percentage of total revenue	2.4%	2.1%
Marketing and advertising	68,000	137,000	(69,000)	-50.4%
Percentage of total revenue	0.1%	0.1%
Total operating expenses	$6,406,000	$5,874,000	$532,000	9.1%

Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salaries and related costs associated with our corporate executive and administrative and support personnel.  The increase in the first quarter of 2011 is primarily a result of new positions, salary increases, an increase in stock-based compensation and increases in workers compensation insurance and payroll taxes offset by a decrease in the employee bonus accrual expense.

General and Administrative

This increase in general and administrative expenses in the first quarter of 2011 is primarily a result of an increase in depreciation expense of $200,000 related to the acceleration of depreciation on assets associated with the prior corporate office when we relocated in March 2011 and costs associated with the implementation of our electronic health records system.

Marketing and Advertising

Marketing and advertising costs decreased in the first quarter of 2011 compared to the first quarter of 2010.   We expect that our advertising expense will increase during 2011 as we begin to market the recently acquired medical practices.

Gain on Sale of HMO Subsidiary

During the first quarter of 2010, we finalized the net statutory equity settlement related to the August 2008 sale of the HMO which resulted in a gain on the sale of the HMO of $62,000.  The final settlement was paid to us in April 2010.

Other Income

We realized other income of $178,000 in the first quarter of 2011 as compared to $193,000 in the first quarter of 2010.  Investment income in the first quarter of 2011 was $183,000 compared to $193,000 in the first quarter of 2010, a decrease of $10,000.  Realized and unrealized gains in our investment portfolio were $54,000 in the first quarter of 2011 as compared to realized and unrealized losses of $39,000 in the same period of 2010.

Income taxes

Our effective income tax rate was 38.5% and 37.4% in the first quarter of 2011 and 2010, respectively.    Our effective income tax rate in 2010 was 38.2%.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at March 31, 2011 totaled approximately $48.3 million as compared to approximately $49.5 million at December 31, 2010.  As of March 31, 2011, we had working capital of approximately $62.2 million as compared to working capital of approximately $54.2 million at December 31, 2010, an increase of approximately $8.0 million or 14.8%.   Our total stockholders’ equity was approximately $76.8 million at March 31, 2011 and $67.8 million at December 31, 2010.

In October 2008, we announced authorization for the repurchase of up to 10 million shares of our outstanding common stock.  On both August 3, 2009 and February 24, 2010, the Board of Directors approved to increase the share repurchase program by five million shares, bringing the total number of shares of common stock authorized for repurchase under the program to 20 million shares.  On May 2, 2011, the Board of Directors increased the number of shares of common stock authorized to be repurchased under the stock repurchase plan by 5 million shares, thereby increasing the total number of shares authorzied under the plan to 25 million. We have not repurchased any stock between January 1, 2011 and April 22, 2011.  From October 6, 2008 (the date of our first repurchases under the plan) through March 31, 2011, we have repurchased 13.9 million shares and options to purchase 684,200 shares of our common stock for $28.0 million. The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.

At March 31, 2011, we had $818,000 of long-term debt related to the acquisition of physician practices.

During the first quarter of 2011, our cash and equivalents decreased $2.0 million compared to the balance at December 31, 2010.   Net cash used in operating activities during the quarter was approximately $97,000. The most significant uses of cash from operating activities were:

●	an increase in due from Humana of $5.5 million; and
●	a decrease in accrued payroll and payroll taxes of $3.6 million.

These uses of cash were partially offset by net income for the quarter of $8.0 million.

The due from Humana account is used to record the net amount due to us as a result of normal activity between Humana and us.  These transactions include, among other things, capitation fees due to us from Humana, retroactive capitation fee payments due to us from Humana, claim payments made by Humana on our behalf, and estimated medical claims expense payable.  The increase in the due from Humana in the first quarter of 2011 to $14.6 million substantially relates to normal activity, $2.9 million of which is an estimate for the retroactive MRA capitation fee for the three months ended March 31, 2011.  We collected $7.2 million of the $14.6 million balance in April 2011.  We expect to collect an additional $5.1 million in the third quarter of 2011 when CMS remits to Humana the retroactive MRA premiums for the year ended December 31, 2010 and for the three months ended March 31, 2011.  The remaining amount is generally collected over the next three to nine months in the normal course of business.  We are not aware of any amounts in dispute with Humana.

The decrease in accrued payroll and payroll taxes was a result of the payment in the first quarter of 2011 of the employee bonuses which were accrued at December 31, 2010.

Net cash used in investing activities for the quarter ended March 31, 2011 was $1.7 million which primarily related to $858,000 of capital expenditures, cash paid for physician practices acquired of $725,000 and the purchase of $661,000 of short-term investments, which were partially offset by the release of $535,000 of restricted cash.   Absent any new acquisitions, we anticipate that our capital expenditure rate for the balance of the year will decline to levels more in line with 2010 rate for the remainder of the year.

Net cash provided by financing activities for the quarter ended March 31, 2011 was approximately $294,000.  This was primarily a result of the excess tax benefits we received upon the exercise of stock options.

As of March 31, 2011, we had a one year commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $3.0 million.  The line of credit expires on December 31, 2011.  The line is secured by $3.8 million of restricted cash and investments that are classified as a non-current asset.

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

ITEM 3A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices.  We do not currently have any trading derivatives nor do we expect to have any in the future.  We have established policies and internal processes related to the management of market risks, which we use in the normal course of our business operations.  Our market risk profile has not changed significantly during the first three months of 2011.

Interest Rate Risk

We monitor the third-party depository institutions that hold our cash, cash equivalents and investments. We diversify our cash, cash equivalents and investments among counterparties and investment positions to reduce our exposure to any one of these entities or investments.  Our emphasis is primarily on safety of principal while maximizing yield on those funds. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including U.S. Treasury securities, municipal bonds and corporate debt. Our investments are classified as trading securities. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, the value of our investments and/or our income from investments may decrease in the future.

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue and EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired.  We also consider the market value of our own stock and those of companies similar to ours.   At March 31, 2011, we believe our intangible assets are recoverable; however, changes in the economy, the business in which we operate, and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended March 31, 2011.

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

ITEM 1A.  RISK FACTORS

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

There were no common stock repurchases under our stock repurchase plan during the first quarter of 2011.  As of March 31, 2011, the maximum number of shares that may yet be purchased under the plan is 5.4 million. On May 2, 2011, the Board of Directors increased the number of shares of common stock authorized under the stock repurchase plan by 5 million shares, bringing the total shares that may yet be repurchased under the plan at May 2, 2011 to 10.4 million.

ITEM 6.  EXHIBITS

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
10.1	Summary Description of 2011 Bonus Plan for Certain Executive Offices and Key Management Employees (3)
10.2	Summary Description of 2011 Long Term Incentive Plan (4)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

----------------------------------
*     filed herewith
**    furnished herewith

(1)	Incorporated by reference to our Registration Statement on Form 8-A12B filed with the SEC on November 19, 2004 (No. 001-32361).
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 30, 2004.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 16, 2011.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 2, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

METROPOLITAN HEALTH NETWORKS, INC.

Date: May 3, 2011	/s/ Michael M. Earley
Michael M. Earley
Chief Executive Officer

/s/ Robert J. Sabo
Robert J. Sabo
Chief Financial Officer
(Principal Finance and Accounting Officer)