Form 10-Q
period 2011-06-30
METROPOLITAN HEALTH NETWORKS INC
filed 2011-08-02
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                             No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2011
Common Stock, $001 par value per share	41,113,906 shares

Metropolitan Health Networks, Inc.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,
	2011	December 31,
	(unaudited)	2010
	(in thousands, except share amounts)
ASSETS
CURRENT ASSETS
Cash and equivalents	$9,567	$10,596
Investments, at fair value	39,926	38,949
Due from Humana, net	18,388	9,067
Prepaid income taxes	1,252	-
Deferred income taxes	405	517
Prepaid expenses and other current assets	3,445	1,845
TOTAL CURRENT ASSETS	72,983	60,974

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
amortization of $3,297 and $3,443 in 2011 and 2010, respectively	2,937	1,973
RESTRICTED CASH AND INVESTMENTS	3,869	4,386
DEFERRED INCOME TAXES, net of current portion	1,648	1,571
IDENTIFIABLE INTANGIBLE ASSETS, net of accumulated amortization of
$1,114 and $1,238 in 2011 and 2010, respectively	475	570
GOODWILL	5,885	4,362
OTHER ASSETS	2,498	888
TOTAL ASSETS	$90,295	$74,724

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$541	$436
Accrued payroll and payroll taxes	2,513	5,158
Accrued expenses	3,238	903
Current portion of long-term debt	692	318
TOTAL CURRENT LIABILITIES	6,984	6,815

LONG-TERM DEBT, net of current portion	227	159
TOTAL LIABILITIES	7,211	6,974

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A preferred stock, par value $.001 per share; stated value $100 per
share; 10,000,000 shares authorized; 5,000 issued and outstanding	500	500
Common stock, par value $.001 per share; 80,000,000 shares authorized;
41,087,000 and 40,750,000 issued and outstanding at June 30, 2011
and December 31, 2010, respectively	41	41
Additional paid-in capital	23,895	22,453
Retained earnings	58,648	44,756
TOTAL STOCKHOLDERS' EQUITY	83,084	67,750
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,295	$74,724

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share amounts)
REVENUE	$97,320	$92,567	$191,986	$185,609

MEDICAL EXPENSE
Medical claims expense	76,083	73,678	147,213	145,727
Medical practice costs	4,646	3,932	9,001	7,916
Total Medical Expense	80,729	77,610	156,214	153,643
GROSS PROFIT	16,591	14,957	35,772	31,966

OPERATING EXPENSES
Payroll, payroll taxes and benefits	3,858	3,587	7,960	7,365
General and administrative	3,316	2,038	5,552	3,997
Marketing and advertising	52	26	120	163
Total Operating Expenses	7,226	5,651	13,632	11,525
OPERATING INCOME BEFORE GAIN ON
SALE OF HMO SUBSIDIARY	9,365	9,306	22,140	20,441

Gain on sale of HMO subsidiary	-	-	-	62
OPERATING INCOME	9,365	9,306	22,140	20,503
OTHER INCOME (EXPENSE)
Investment income, net	281	53	464	247
Other (expense)	(10)	(10)	(15)	(10)
Total Other Income	271	43	449	237
INCOME BEFORE INCOME TAX EXPENSE	9,636	9,349	22,589	20,740
INCOME TAX EXPENSE	3,710	3,587	8,697	7,849
NET INCOME	$5,926	$5,762	$13,892	$12,891

EARNINGS PER SHARE
Basic	$0.15	$0.15	$0.35	$0.33
Diluted	$0.14	$0.14	$0.33	$0.31

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
	(in thousands)
CASH FROM OPERATING ACTIVITIES:
Net income	$13,892	$12,891
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	742	457
Unrealized (gains) losses on short-term investments	(230)	33
Share-based compensation expense	1,329	1,130
Excess tax benefits from stock-based compensation	(505)	(649)
Deferred income taxes	541	(161)
Gain on sale of HMO subsidiary	-	(62)
Changes in operating assets and liabilities:
Due from Humana	(9,321)	(12,050)
Prepaid income taxes	(1,252)	-
Prepaid expenses and other current assets	(102)	(694)
Other assets	(57)	(19)
Accounts payable	105	(185)
Accrued payroll and payroll taxes	(2,642)	197
Income taxes payable	-	(742)
Accrued expenses	635	451
Net cash provided by operating activities	3,135	597

CASH FLOWS (USED IN)/PROVIDED BY INVESTING ACTIVITIES:
Capital expenditures	(1,272)	(260)
Cash paid for physician practices acquired, net of cash acquired	(975)	-
(Purchase) sale of short-term investments	(746)	1,995
Net cash (used in)/provided by investing activities	(2,993)	1,735

CASH (USED IN) FINANCING ACTIVITIES:
Deferred financing costs	(1,571)	-
Repayments of long-term debt	(229)	(80)
Excess tax benefits from stock-based compensation	505	649
Restricted cash released as security for letter of credit	515	1,784
Stock repurchases	(321)	(3,933)
Proceeds from exercise of stock options	(70)	683
Net cash (used in) financing activities	(1,171)	(897)
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(1,029)	1,435
CASH AND EQUIVALENTS - beginning of period	10,596	6,795
CASH AND EQUIVALENTS - end of period	$9,567	$8,230

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuances of notes payable for physician practice acqusitions	$670	$-
Leasehold improvements funded by landlord	$200	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Metropolitan Health Networks, Inc. and subsidiaries (referred to as “Metropolitan,” “the Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2011 or future periods.

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

NOTE 2 – ORGANIZATION AND BUSINESS ACTIVITY

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

To deliver care, we utilize the medical practices owned by the PSN and we have also contracted directly or indirectly through Humana with medical practices, service providers, pharmacies and hospitals (collectively the “Affiliated Providers”). For 27,700 Humana Participating Customers covered by two of the Humana Agreements, our PSN is responsible for the cost of all medical care provided.  For the remaining 5,700 Humana Participating Customers covered by the remaining Humana Agreement, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers.

In return for managing these healthcare services, the PSN receives a capitation fee from Humana which represents a substantial portion of the monthly premium Humana receives from CMS.

At June 30, 2011, we have customers in 16 of the 30 Florida counties covered under the Humana Agreements

Our PSN also has a network agreement with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage health plan in Florida wholly-owned by Humana, which by agreement permits us, on a non-exclusive basis, to provide and arrange for services to CarePlus customers in 22 Florida counties. At June 30, 2011, approximately 600 CarePlus customers in 10 of these counties were covered under this agreement.  Commencing February 1, 2010, the PSN began to receive a capitation fee from CarePlus and assumed full responsibility for the cost of all medical services provided to each CarePlus customer who selected one of our PSN physicians as his or her primary care physician.  The capitation fee represents a substantial portion of the monthly premium CarePlus receives from CMS.  In January 2010, the PSN received a fixed net administration fee from CarePlus and the PSN did not have any responsibility for the costs of the medical care provided to these customers.

NOTE 3 – PENDING ACQUISITION

On June 26, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Continucare Corporation (“Continucare”) and Cab Merger Sub, Inc., a Florida corporation and a wholly owned subsidiary of Metropolitan (“Merger Subsidiary”), providing for the merger of Continucare with Merger Subsidiary. Subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into Continucare.

The transaction will create a company that provides care to over 68,000 Medicare Advantage, Medicaid and commercial customers. The combined company will own 31 primary care medical practices, utilize a network of more than 450 contracted, independent, primary care practices, and will operate in 18 Florida counties, including the Daytona, Miami, Ft. Lauderdale, West Palm Beach, and Tampa metropolitan areas.  In addition to Humana, the combined companies will have Medicare Advantage risk and non-risk contracts with other providers as well as contracts with Medicaid providers.

Under the terms of the acquisition agreement, each outstanding share of Continucare common stock will receive $6.25 per share in cash and 0.0414 of a share of Metropolitan common stock, which, based upon the share price at the time of announcement, is equal to approximately $0.20. The merger agreement also provides for the vesting and cancellation of all Continucare stock options and payment of $6.45 in cash per option less the exercise price of the option. The exact value of the consideration per share will depend on Metropolitan’s share price at closing. Metropolitan expects to issue approximately 2.7 million shares in connection with the pending transaction.  We estimated the total value of the transaction to be approximately $415.8 million.  Upon completion of the transaction, Continucare stockholders will own approximately 6.1% of our common stock outstanding as of June 30, 2011.

The transaction is expected to close in the third calendar quarter of 2011 and is subject to standard closing conditions. To fund the cash component of the purchase price, we plan to use approximately $101.2 million of Continucare’s and our projected cash and investments and we have obtained a financing commitment, dated June 26, 2011 (the “Commitment Letter”), from General Electric Capital Corporation in connection with the pending transaction. These funds, in addition to Metropolitan’s and Continucare’s projected future cash balances, are expected to be sufficient to finance the cash consideration to Continucare stockholders. The Commitment Letter provides for a total of $355.0 million of long-term financing, consisting of (i) a $265.0 million senior secured first lien credit facility, comprised of a $25.0 million revolving credit facility for working capital and general corporate purposes and a $240.0 million term loan and (ii) a $90.0 million senior secured second lien term loan. The availability of the financing is subject to, among other things, (i) the consummation of the Merger generally in accordance with the terms of the Merger Agreement, (ii) the non-occurrence of a material adverse effect with respect to Metropolitan, Continucare and their respective subsidiaries taken as a whole and (iii) the ratio of consolidated total leverage to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Metropolitan and its subsidiaries (including, for purposes of such calculation, Continucare) during the 12 months preceding the closing date of the Merger, on a pro-forma basis after giving effect to the initial funding of the credit facilities to be provided pursuant to the Commitment Letter and the consummation of the Merger, not exceeding 3.6.  For purposes of such closing condition, EBITDA shall be calculated subject to certain adjustments, including for certain projected cost savings associated with the Merger.

Operating results for the three months ended June 30, 2011 include transaction costs totaling $1.0 million. Transaction costs are recorded in general and administrative expense.  We expect that general and administrative costs will increase substantially in the third quarter with an estimated $13.5 million of remaining transaction costs associated with the pending acquisition of Continucare.  We also expect to incur approximately $13.1 million of financing costs related to the transaction, of which $1.6 million has been incurred and is capitalized in other assets on the condensed combined balance sheet at June 30, 2011.

As of July 28, 2011 six putative class actions suits have been filed in connection with the acquisition. Each of these suits alleges a claim against the members of the Continucare Board for breach of fiduciary duty and a claim against Continucare, Metropolitan, and Merger Sub for aiding and abetting the individual defendants’ alleged breach of fiduciary duty. Certain complaints also allege that the disclosure contained in the Proxy Statement or Registration Statement on Form S-4 originally filed by us on July 11, 2011 regarding the pending Merger was inadequate.  All of the above-mentioned suits seek to enjoin the pending transaction between Continucare and Metropolitan and seek attorneys’ fees. Some suits also seek rescission and money damages.  Metropolitan denies the allegations and intends to vigorously defend the actions.

NOTE 4 – NEW ACCOUNTING PRONOUNCEMENT

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

At June 30, 2011, we have recorded this liability in accrued expenses and the estimated insurance recovery in prepaid expenses and other current assets in the condensed consolidated balance sheet.  The adoption of this amendment had no impact on our results of operations or cash flows in the second quarter or the first six months of 2011.

NOTE 5 – PHYSICIAN PRACTICE ACQUISITIONS

In the first six months of 2011, we closed on the acquisitions of three practices with a total of 960 customers which, at December 31, 2010, had been included in the total number of Humana Participating Customers covered by the Humana Agreements.   The total purchase price for the three practices was $1.6 million, with a portion payable in cash at closing and the balance payable over the next 18 months.

The completed transactions have been accounted for under the acquisition method.  The purchase price of the practices has been allocated as follows (in thousands):

Property and equipment	$40
Identifiable intangible assets	82
Goodwill	1,523
$1,645

NOTE 6 – REVENUE

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

We are periodically notified of the amount of any retroactive adjustments to the capitation fees paid to us based on the updated health status of our customers (known as a Medicare risk adjustment or “MRA” score).  The factors considered in this update include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program.  We record an estimate of the retroactive MRA capitation fee earned during the period.  We record any adjustment to this estimate at the time the information necessary to make the determination of the adjustment is available and the collectibility of the amount is probable.

In July 2011, we were notified by Humana of the amount of the retroactive mid-year MRA revenue increase from CMS for the first six months of 2011.  This increase is effective July 1 and is retroactively applied to all premiums paid in the first half of 2011.  The retroactive mid-year adjustment totaled $9.5 million of which $4.9 million relates to capitation fees earned in the first quarter of 2011 with the balance relating to capitation fees earned in the second quarter of 2011.  At March 31, 2011, we had recorded a receivable for the estimated retroactive revenue earned during the first quarter of 2011 of $2.9 million.  As a result, our revenue in the second quarter of 2011 was increased by $2.0 million, the difference between the originally estimated $2.9 million of retroactive revenue adjustment recorded during the first quarter of 2011 and the $4.9 million of retroactive revenue received for that period.

In July 2010, we were notified by Humana of the amount of the retroactive mid-year MRA revenue increase from CMS for 2010 based on the increased risk scores of our customer base.  The retroactive mid-year adjustment totaled $8.5 million of which $4.4 million related to capitation fees earned in the first quarter of 2010 with the balance relating to capitation fees earned in the second quarter of 2010.  At March 31, 2010, we had recorded a receivable for the estimated retroactive revenue earned during the first quarter of 2010 of $4.1 million.  As a result, our revenue in the second quarter of 2010 was increased by $0.3 million, the difference between the originally estimated $4.1 million of retroactive revenue adjustment recorded during the first quarter of 2010 and the $4.4 million of retroactive revenue received for that period.

At December 31, 2010, we recorded a $2.2 million receivable representing our estimate of the retroactive MRA capitation fee for 2010 that we expect to receive in the third quarter of 2011.  Any difference between the amount recorded at June 30 and the amount received will be recorded when we are notified of the final settlement.  The total retroactive MRA capitation fee receivable included in due from Humana in the accompanying condensed consolidated balance sheets is $11.7 million at June 30, 2011 and $2.2 million at December 31, 2010.

Our PSN’s wholly owned medical practices also provide medical care to non-Humana customers on a fee-for-service basis.  These services are typically billed to customers, Medicare, Medicaid, health maintenance organizations and insurance companies. Fee-for-service revenue, which is approximately 0.5% of total revenue, is recorded at the net amount expected to be collected from the customer or from the insurance company paying the bill.  Often this amount is less than the charge that is billed and such discounts reduce the revenue recorded

NOTE 7 – MEDICAL EXPENSE AND MEDICAL CLAIMS PAYABLE

Total medical expense represents the estimated total cost of providing customer care and is comprised of two components, medical claims expense and medical practice costs.  Medical claims expense is recognized in the period in which services are provided and includes an estimate of our obligations for the cost of medical services that have been provided to our customers but for which we have neither received nor processed claims, and for liabilities for physician, hospital and other medical expense disputes.  Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the physicians employed by the PSN and is net of stop-loss recoveries.  Medical practice costs represent the operating costs of the medical practices owned by the PSN.

We develop our estimated medical claims expense payable by using an actuarial process that is consistently applied.  The actuarial process develops a range of estimated medical claims expense payable and we record to the amount in the range that is our best estimate of the ultimate liability.  Each period, we re-examine previously recorded medical claims expense payable estimate based on actual claim submissions and other changes in facts and circumstances. As the medical claims expense payable recorded in prior periods becomes more exact, we adjust the amount of the estimate, and include the change in estimate in medical claims expense in the period in which the change is identified.  In each reporting period, medical claims expense includes any change resulting from the effects of more completely developed medical claims expense payable estimates associated with previously reported periods. While we believe our estimated medical claims expense payable is adequate to cover future claim payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded. Medical claims expense payable is included in due from Humana in the accompanying condensed consolidated balance sheets.

Total medical expense is as follows:

	Three month period ended June 30,		Six month period ended June 30,
	2011	2010	2011	2010
	(in thousands)
Medical expense for the period, excluding prior period claims development	$79,659	$78,152	$159,433	$154,240
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	1,070	(542)	(3,219)	(597)
Total medical expense for the period	$80,729	$77,610	$156,214	$153,643

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

At June 30, 2011, we determined that the range for estimated medical claims payable was between $22.6 million and $24.5 million and we recorded a liability equal to the actuarial mid-point of the range of $23.4 million.  Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

We assume responsibility for substantially all of the cost of all medical services provided to our customers.  To the extent that customers require more frequent or expensive care than was anticipated, the capitation fee received may be insufficient to cover the costs of care provided. When it is probable that expected future healthcare costs and maintenance costs will exceed the anticipated revenue on the agreement, we would recognize a premium deficiency liability in current operations.  Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as future operating losses under these contracts are charged to the liability previously established. There are no premium deficiency liabilities recorded at June 30, 2011 or December 31, 2010, and we do not anticipate recording a premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

NOTE 8 – PRESCRIPTION DRUG BENEFITS UNDER MEDICARE PART D

We provide prescription drug benefits to our Medicare Advantage customers in accordance with the requirements of Medicare Part D. The benefits covered under Medicare Part D are in addition to the benefits covered by the PSN under Medicare Parts A and B.   Revenue for the provision of Part D insurance coverage is included in our monthly capitation fee payment from Humana.

The Part D payment we receive from Humana is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the estimated prescription drug benefit costs (“Estimated Costs”) to actual  prescription  drug benefit  incurred costs (the "Actual  Costs").  To the extent the Actual Costs exceed the Estimated Costs by more than the risk corridor, we may receive additional payments.  Conversely, to the extent the Estimated Costs exceed the Actual Costs by more than the risk corridor, we may be required to refund a portion of the Part D payment. We estimate and recognize an adjustment to revenue based upon pharmacy claims experience to date as if the contract to provide Part D coverage were to end at the end of each reporting period.  Accordingly, this estimate does not take into consideration projected future pharmacy claims experience.  It is reasonably possible that this estimate could change in the near term by an amount that could be material. Since these amounts represent additional revenue or revenue that is to be returned, any adjustment is recorded as an increase or decrease to revenue. The final settlement for the Part D program occurs in the subsequent year.  There were no prior period Part D settlement adjustments recorded in the second quarter or first six months of 2011 or 2010.

NOTE 9 – MAJOR CUSTOMER

Revenue from Humana  accounted for  99.4% and 99.5% of our total revenue in the second quarter of 2011 and the second quarter of 2010 respectively, and 99.6% of our total revenue in the first six months of both 2011 and 2010.

The Humana Agreements and/or any individual physician contract in our primary care physician network may be immediately terminated by Humana, upon written notice, (i) if the PSN and/or any of the PSN physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) if the PSN or any of its physicians fail to meet Humana’s credentialing or re-credentialing criteria; (iii) if the PSN or any of its physicians is excluded from participation in any federal healthcare program; (iv) if the PSN or any of its physicians engages in or acquiesces to any act of bankruptcy, receivership or reorganization; (v) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment), or (vi) in accordance with Humana’s policies and procedures. The PSN and Humana may also terminate two of the Humana Agreements covering a total of 24,700 customers upon 90 days prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement.  These two agreements, which have one-year terms and generally renew automatically each December 31, may also be terminated upon 180 days prior written notice of non-renewal by either party.  The Humana Agreement covering 8,700 customers has an initial five-year term expiring August 31, 2013 and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal period unless terminated upon 90 days written notice prior to the end of the applicable term.  After the initial five-year term, either party may terminate the agreement without cause by providing to the other party 120 days prior written notice.

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

	June 30,	December 31,
	2011	2010
	(in thousands)
Due from Humana	$43,141	$36,268
Due to Humana	(24,753)	(27,201)
Total due from Humana	$18,388	$9,067

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

NOTE 10 – INVESTMENTS

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

Trading securities are recorded at fair value based on the closing market price of the security. Unrealized holdings gains and losses on trading securities are included in investment income.

We measure our investments at fair value. Our investments are in Level 1 and Level 2.  Investments, primarily cash and money market funds are Level 1 because these investments are valued using quoted market prices in active markets.  United States government and agency securities and state, municipal and corporate bonds are Level 2 and are valued at the recent trading value of either identical securities in markets that are not active or securities with similar credit characteristics and rates.

Investments, which are recorded at fair value, are as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Cash and money market funds (Level 1)	$1,734	$996
United States government and agency securities (Level 2)	1,852	2,068
State and municipal bonds (Level 2)	29,699	29,705
Corporate bonds (Level 2)	6,641	6,180
Total Investments	$39,926	$38,949

For trading securities held at June 30, 2011, the amount of cumulative unrealized gains was $0.2 million.   For trading securities held at December 31, 2010, the amount of cumulative unrealized gain was not significant.  In the second quarter of 2011 net realized and unrealized gains were $0.1 million and in the second quarter of 2010 net realized and unrealized losses were not significant.   Realized and unrealized gains for the first six months of 2011 were $0.2 million.  Realized and unrealized losses were not significant for the six months ended June 30, 2010.

Investment income includes interest and dividend income, as well as realized and unrealized gains and losses on trading securities and is recorded in investment income as earned. Dividend and interest income is recognized when earned.

NOTE 11 – INCOME TAXES

We applied an estimated effective income tax rate of 38.5% and 37.8% for the six months ended June 30, 2011 and 2010, respectively.  We applied an estimated effective income tax rate of 38.5% and 38.4% for the three months ended June 30, 2011 and 2010, respectively.  Our effective income tax rate for 2010 was 38.2%

We are subject to income taxes in the U.S. federal jurisdiction and the state of Florida.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.  We have utilized all of our available net operating loss carry forwards, including net operating loss carry forwards related to years prior to 2006.  These net operating losses are open for examination by the relevant taxing authorities.  The statute of limitations for the federal and Florida 2007 tax years will expire in the next twelve months.

NOTE 12 – STOCKHOLDERS’ EQUITY

On May 2, 2011, the Board of Directors approved an increase in the number of shares authorized under our stock repurchase plan from 20 million to 25 million shares of common stock.   During the three and six month periods ended June 30, 2011, we repurchased 71,000 shares of outstanding common stock for an aggregate purchase price of $0.3 million.  We have suspended repurchases under the stock repurchase program while the shareholders of Continucare are considering whether or not to vote in favor of the pending merger described in Note 3.  During the three months ended June 30, 2010, we did not repurchase any shares. During the six months ended June 30, 2010, we repurchased 1.7 million shares for an aggregate purchase price of $3.9 million.  From October 6, 2008 (the date of our first repurchases under the plan) through June 30, 2011, we repurchased 14.0 million shares and options to purchase 684,200 shares of our common stock for $28.3 million. The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.  We have suspended repurchases under the stock repurchase program while the shareholders of Continucare are considering whether or not to vote in favor of the pending merger.

During the three and six month periods ended June 30, 2011, we issued a total of 67,000 restricted shares of common stock to the non-management members of our Board of Directors. The restricted shares vest approximately twelve months from date of grant.  Compensation expense related to the restricted stock will be recognized ratably over the vesting period.

During the six month period ended June 30, 2011, the Board of Directors approved the issuance of 248,000 restricted shares of common stock and options to purchase 815,000 shares of common stock.  Of this amount 8,000 restricted shares of common stock and options to purchase 15,000 shares of common stock were issued in the second quarter of 2011.  The restricted shares and stock options vest in equal annual installments over a four year period from date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date. Compensation expense related to the restricted stock and options will be recognized ratably over the vesting period.

NOTE 13 – EARNINGS PER SHARE

Earnings per share, basic is computed using the weighted average number of common shares outstanding during the period.  Earnings per share, diluted is computed using the weighted average number of common shares outstanding during the period, adjusted for incremental shares attributed to outstanding options, convertible preferred stock and unvested shares of restricted stock.

Earnings per share, basic and diluted are calculated as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Basic	(in thousands, except per share amounts)
Net income	$5,926	$5,762	$13,892	$12,891
Less: Preferred stock dividend	(13)	(13)	(25)	(25)
Income available to common stockholders	$5,913	$5,749	$13,867	$12,866

Denominator:
Weighted average common shares outstanding	39,937	38,986	39,854	39,012
Earnings per share, basic	$0.15	$0.15	$0.35	$0.33

Diluted
Net income	$5,926	$5,762	$13,892	$12,891

Denominator:
Weighted average common shares outstanding	39,937	38,986	39,854	39,012
Common share equivalents of outstanding stock:
Convertible preferred stock	306	438	301	659
Restricted stock	535	525	556	445
Options	1,239	1,281	1,276	1,005
Weighted average common shares outstanding	42,017	41,230	41,987	41,121
Earnings per share, diluted	$0.14	$0.14	$0.33	$0.31

The following securities were not included in the computation of diluted earnings per share at June 30, 2011 and 2010 as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
Security Excluded From Computation	2011	2010	2011	2010
	(in thousands)
Stock options	808	183	587	476
Unvested restricted stock	138	105	111	229

NOTE 14 – CHAIRMAN AND CEO COMPENSATION

Effective April 23, 2010, all of the members of our Board of Directors, other than Mr. Michael Earley, our Chief Executive Officer (CEO), resigned from the Board and six new directors were subsequently appointed to fill these vacancies.  The new Board entered into an amended employment agreement with Mr. Earley.  As a result of this action, in the second quarter of 2010, we recorded a $415,000 reduction to payroll, payroll taxes and benefits for expenses that had previously been accrued.  In addition, in April 2010, Mr. Earley was awarded options to purchase 216,800 shares of common stock and 72,300 restricted shares of common stock. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date.  Compensation expense related to the restricted stock and options is being recognized ratably over the vesting period.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

We are party to various legal proceedings which are ordinary and routine litigation incidental to our business.  We do not view any of these ordinary and routine legal proceedings as material.

CMS is performing audits of selected Medicare Advantage plans to validate the provider coding practices under the risk-adjustment methodology used to reimburse Medicare Advantage plans. These audits involve a review of a sample of medical records for the plans selected for audit.  Humana has informed us that CMS has selected for audit certain contracts of Humana for the 2007 contract year and we expect that CMS will continue conducting such audits beyond the 2007 contract year. Due to the uncertainties principally related to CMS’ audit payment adjustment methodology, we are unable to determine whether these audits will ultimately result in an unfavorable adjustment which Humana may seek to pass through to us. Accordingly, we are unable to estimate the financial impact of such adjustment if one occurs as a result of these audits. Although the amount of the adjustment to us, if any, is not reasonably estimable at this time, any such adjustment could have a material adverse effect on our results of operations, financial position, and cash flows.

See Note 3 for current litigation involving our pending transaction with Continucare.

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

Specifically, this report contains forward-looking statements, including statements regarding the following topics:

●	our pending acquisition of Continucare pursuant to the Merger Agreement, including the anticipated benefits of the Merger;

●	the ability of our provider services network (the “PSN”) to renew those Humana Agreements (as defined below) with one-year renewable terms and maintain all of the Humana Agreements on favorable terms;

●	the factors that we believe may mitigate the impact of anticipated premium reductions;

●	our ability to make reasonable estimates of Medicare retroactive capitation fee adjustments; and

●	our ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for estimated medical expenses payable.

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.  The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

●	the receipt of all required regulatory approvals and the satisfaction of the closing conditions of the Merger, including approval of the Merger by the shareholders of Continucare;

●
our ability to complete the required financing as contemplated by our financing commitment from General Electric Capital Corporation, and the availability of other cash balances in an amount sufficient to pay the cash consideration pursuant to the Merger Agreement;

●
our ability to integrate the operations of the acquired operations and realize the anticipated revenues, economies of scale, cost synergies and productivity gains in connection with the Merger and any other acquisitions that may be undertaken during 2011, as and when planned, including the potential for unanticipated issues, expenses and liabilities associated with those acquisitions and the risk that Continucare fails to meet its expected financial and operating targets;

●	the potential for diversion of management time and resources in seeking to complete the Merger and integrate Continucare’s operations;

●	our potential failure to retain key employees of Continucare;

●
the impact of our significantly increased levels of indebtedness as a result of the Merger on our funding costs, operating flexibility and ability to fund ongoing operations with additional borrowings, particularly in light of ongoing volatility in the credit and capital markets;

●	the potential for dilution to our shareholders as a result of the Merger;

●	our ability to operate pursuant to the terms of our debt obligations, including our obligations under financing undertaken to complete the Merger;

●
the calculations of, and factors that would impact the calculations of, the acquisition price in accordance with the methodologies of the provisions of the authoritative guidance for business combinations, the allocation of this acquisition price to the net assets acquired, and the effect of this allocation on future results, including our earnings per share, when calculated on a GAAP basis;

●	changes in our and Continucare’s businesses during the period between now and the completion of the Merger might have adverse impacts on us;

●	the impact of pending or future litigation relating to the Continucare acquisition;

●	reductions in government funding of the Medicare program and changes in the political environment that may affect public policy and have an adverse impact on the demand for our services;

●	the loss of or a material negative price amendment to significant contracts;

●	disruptions in the PSN’s or Humana's healthcare provider networks;

●	failure to receive accurate and timely revenue, claim, membership and other information from Humana;

●	future legislation and changes in governmental regulations;

●	increased operating costs;

●	reductions in premium payments to Medicare Advantage plans;

●	the impact of Medicare Risk Adjustments on payments we receive from Humana;

●	the impact of the Medicare prescription drug plan on our operations;

●	general economic and business conditions;

●	increased competition;

●	the relative health of our customers;

●	changes in estimates and judgments associated with our critical accounting policies;

●	federal and state investigations;

●	our ability to successfully recruit and retain key management personnel and qualified medical professionals; and

●	impairment charges that could be required in future periods.

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

BACKGROUND

We operate a provider services network (the “PSN”), through which we provide and arrange for medical care primarily to Medicare Advantage beneficiaries in the State of Florida who have enrolled in health plans primarily operated by Humana, Inc. or its subsidiaries (“Humana”), one of the largest participants in the Medicare Advantage program in the United States.  We operate the PSN through our wholly-owned subsidiary, Metcare of Florida, Inc.  As of June 30, 2011, the PSN operated in 16 Florida counties and provided healthcare benefits to approximately 34,000 Medicare Advantage beneficiaries. To deliver care, we utilize medical practices owned by the PSN and we also contract directly or indirectly through Humana with medical practices, service providers, pharmacies and hospitals (collectively the “Affiliated Providers”).   The PSN’s owned medical practices also provide primary care to several thousand non-Humana Participating Customers for which we are paid on a fee-for-service basis.

Merger Agreement with Continucare

On June 26, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Continucare Corporation (“Continucare”) and Cab Merger Sub, Inc., a Florida corporation and a wholly owned subsidiary of Metropolitan (“Merger Subsidiary”), providing for the merger of Continucare with Merger Subsidiary. Subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into Continucare (the “Merger”), with Continucare surviving the Merger as a wholly owned subsidiary of Metropolitan.

At the effective time of the Merger, each share of Continucare common stock outstanding immediately prior to the effective time (other than shares owned by Metropolitan, Continucare or shareholders who have properly demanded and perfected appraisal rights under Florida law) will be converted into the right to receive $6.25 in cash, without interest, and 0.0414 of a share of Metropolitan common stock (the “Merger Consideration”). No fractional shares of Metropolitan common stock will be issued in the Merger, and Continucare’s stockholders will receive cash in lieu of fractional shares, if any, of Metropolitan common stock. Each share of Metropolitan common stock outstanding immediately prior to the effective time will remain outstanding and will not be affected by the Merger. The merger agreement also provides for the vesting and cancellation of all Continucare stock options and payment of $6.45 in cash per option less the exercise price of the options.  Metropolitan estimates the total value of the Merger Consideration to be approximately $415.8 million at the time of the announcement of the Merger. Metropolitan expects to issue approximately 2.7 million shares of its common stock in connection with the Merger. Upon completion of the transaction, Continucare stockholders will own approximately 6.1% of Metropolitan’s outstanding common stock (based on the approximately 41.1 million shares of Metropolitan’s common stock outstanding as of June 30, 2011).

At the effective time of the Merger, each issued and outstanding option to purchase Continucare common stock will become fully vested and be cancelled in exchange for the right to receive an amount of cash equal to $6.45 less the per share exercise price of the option, subject to withholding taxes.

The consummation of the Merger is subject to certain conditions, including: the approval of the Merger Agreement by the Continucare shareholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), as amended (which clearance has been obtained), receipt of the proceeds of the financing described below, Continucare’s generation of a minimum amount of cash and the continued effectiveness of Metropolitan’s registration statement on Form S-4, which is effective and registers the shares of Metropolitan common stock to be issued to Continucare shareholders in the Merger.

The Merger Agreement contains customary representations and warranties for a transaction of this type. The Merger Agreement also contains customary covenants, including covenants providing for each of the parties to use reasonable best efforts to cause the transactions to be consummated. The Merger Agreement also contains covenants requiring Continucare to call and hold a shareholder meeting and recommend adoption of the Merger Agreement, subject to applicable fiduciary duties. The Merger Agreement also requires Continucare to, among other things, conduct its business in all material respects in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the closing of the Merger. Continucare is subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to and engage in discussions with third parties regarding alternative acquisition proposals, subject to a “fiduciary duty” exception in certain circumstances.

In the event that a party fails to satisfy its covenants or representations under the Merger Agreement, the agreement provides customary termination rights, a $12 million termination fee (the “Termination Fee”) and up to $1.5 million of expense reimbursement (the “Expense Reimbursement”). If the Merger Agreement is terminated as a result of a change in the recommendation of the board of directors of Continucare, the board of directors of Continucare fails to reaffirm its recommendation and approval of the Merger within three business days following a request by Metropolitan to do so after a competitive proposal is made, or Continucare’s largest shareholder does not vote in favor of the Merger at a shareholders meeting and the Merger is not approved, Continucare will be required to pay Metropolitan the Termination Fee and the Expense Reimbursement. If, under certain circumstance, the Merger Agreement is terminated as a result of the Merger not being consummated on or before November 1, 2011 and if, within 12 months following the date of termination, Continucare enters into a written agreement, arrangement or understanding regarding an alternative acquisition proposal, then Continucare will be required to pay Metropolitan a termination fee of $9 million and the Expense Reimbursement. Upon the termination of the Merger Agreement under specified circumstances, including, among others, Metropolitan’s failure to receive the proceeds of the financing discussed below, after all of the other conditions to closing have been met, Metropolitan will be required to pay Continucare the Termination Fee and the Expense Reimbursement. If, under certain circumstances, Continucare does not generate a targeted minimum cash amount of $51.7 million by November 1, 2011, the Merger Agreement may be terminated by Metropolitan and neither party will be required to pay the other party a Termination Fee or the Expense Reimbursement.

Metropolitan has obtained a financing commitment, dated June 26, 2011 (the “Commitment Letter”), from General Electric Capital Corporation in connection with the pending transaction. These funds, in addition to Metropolitan’s and Continucare’s projected future cash balances, are expected to be sufficient to finance the cash consideration to Continucare stockholders. The Commitment Letter provides for a total of $355 million of long-term financing, consisting of (i) a $265 million senior secured first lien credit facility, comprised of a $25 million revolving credit facility for working capital and general corporate purposes and a $240 million term loan and (ii) a $90 million senior secured second lien term loan. The availability of the financing is subject to, among other things, (i) the consummation of the Merger generally in accordance with the terms of the Merger Agreement, (ii) the non-occurrence of a material adverse effect with respect to Metropolitan, Continucare and their respective subsidiaries taken as a whole and (iii) the ratio of consolidated total leverage to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Metropolitan and its subsidiaries (including, for purposes of such calculation, Continucare) during the 12 months preceding the closing date of the Merger, on a pro-forma basis after giving effect to the initial funding of the credit facilities to be provided pursuant to the Commitment Letter and the consummation of the Merger, not exceeding 3.6. For purposes of such closing condition, EBITDA shall be calculated subject to certain adjustments, including for certain projected cost savings associated with the Merger.

In connection with the Merger Agreement, Phillip Frost, M.D., a member of the board of directors of Continucare, and certain entities related to Dr. Frost, who in the aggregate beneficially own approximately 26 million shares of Continucare common stock, representing approximately 43% of the outstanding common stock of Continucare, in their capacities as shareholders of Continucare, executed a voting agreement with Metropolitan, dated June 26, 2011 (the “Voting Agreement”), which requires, among other things, such shareholders to vote their shares of Continucare common stock in favor of the Merger Agreement and the transactions contemplated thereby. The Voting Agreement will terminate on the earliest to occur of (i) the termination of the Merger Agreement in accordance with its terms, (ii) a written agreement of the parties to terminate the Voting Agreement and (iii) the effective time of the Merger.

Operating results for the three months ended June 30, 2011 include costs related to the pending transaction totaling $1.0 million. We estimate that an additional $13.5 million of transaction costs associated with the pending acquisition of Continucare will be incurred in the third quarter of 2011.  We also expect to incur approximately $13.1 million of financing costs related to the transaction, of which $1.6 million has been incurred and is capitalized in other assets in the condensed combined balance sheet at June 30, 2011.

Since the announcement of the pending Merger, six putative class actions have been filed seeking injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement, among other things, and seeking attorneys’ fees and expenses. See “Part II. Other Information – Item 1. Legal Proceedings.”

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

For the 27,700 Humana Participating Customers covered by two of the network agreements, our PSN is responsible for the cost of all medical care provided. For the remaining 5,700 Humana Participating Customers covered by the remaining network agreement, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers.  To the extent the costs of providing such medical care are less than the related fees received from Humana, our PSN generates a gross profit.  Conversely, if total medical expense exceeds the fees received from Humana, our PSN experiences a deficit in gross profit.

For the Humana Agreements covering 18,900 customers, Humana has agreed that it will not, with the exception of one existing service provider, enter into any new global risk agreements for Humana’s Medicare Advantage HMO products and the PSN has agreed that it will not enter into any global, full or limited risk contracts with respect to Medicare Advantage customers with any non-Humana Medicare Advantage HMO or provider sponsored organization in the defined service area.

With respect to four counties in which we have approximately 5,700 customers, unless otherwise agreed to in writing by Humana, the PSN is restricted from entering into any risk contract with any other Medicare Advantage plan through December 31, 2013.

The Humana Agreements and/or any individual physician contracts in our primary care physician network may be immediately terminated by Humana, upon written notice, (i) if the PSN and/or any of the PSN physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) if the PSN or any of its physicians fail to meet Humana’s credentialing or re-credentialing criteria; (iii) if the PSN or any of its physicians is excluded from participation in any federal healthcare program; (iv) if the PSN or any of its physicians engages in or acquiesces to any act of bankruptcy, receivership or reorganization; (v) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment), or (vi) in accordance with Humana’s policies and procedures. The PSN and Humana may terminate two of the Humana Agreements covering a total of 24,700 customers upon 90 days prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement.  These two agreements, which have one-year terms and generally renew automatically each December 31, may also be terminated upon 180 days prior written notice of non-renewal by either party.  The Humana Agreement covering 8,700 customers has an initial five-year term expiring August 31, 2013 and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal period unless terminated upon 90 days written notice prior to the end of the applicable term.  After the initial five-year term, either party may terminate the agreement without cause by providing to the other party 120 days prior written notice.

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

In the second quarters of 2011 and 2010, substantially all of our revenue was earned through our contracts with Humana.

Our Agreement with CarePlus

Our PSN also has a network agreement with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage health plan in Florida wholly owned by Humana, which agreement permits us, on a non-exclusive basis, to provide and arrange for services to CarePlus customers in 22 Florida counties.  At June 30, 2011, approximately 600 CarePlus customers in 10 of these counties were covered under this agreement.  Commencing February 1, 2010, the PSN began to receive a capitation fee from CarePlus and assumed full responsibility for the cost of all medical services provided to each CarePlus customer who selected one of our PSN physicians as his or her primary care physician (a “CarePlus Participating Customer”).  The capitation fee represents a substantial portion of the monthly premium CarePlus receives from CMS.  In January 2010, the PSN received a fixed administration fee from CarePlus and the PSN did not have any responsibility for the costs of the medical care provided to these customers.

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

Business Initiatives

Market Expansion and Growth

Beginning in January 2012, we are expanding operations into Escambia and Santa Rosa counties in Florida’s panhandle under an exclusive basis with Humana’s Medicare Advantage plan.

We expect to gain approximately 425 new Humana Participating Customers in the third quarter of 2011.  These additional customers were previously cared for by other Humana risk providers.

We expect to open a new primary care practice in Port St. Lucie, Florida in the 4th quarter of 2011.

Patient Center Medical Home Certification

All eight of our owned primary care practices that applied to the National Committee for Quality Assurance (“NCQA”) have been recognized as a Level 3 National Physician Practice Connections® — Patient-Centered Medical Home™ (PPC®-PCMH™), the highest recognition available from this organization. We believe that our primary care practices were the first recognized Patient-Centered Medical Home (“PCMH”) in Florida and that this recognition improves our competitive position.  We applied for NCQA recognition for two additional primary care practices and our oncology practice during the first quarter of 2011.

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

Electronic Medical Records System

We continue to install an electronic medical records (“EMR”) system in our owned practices.  At June 30, 2011, we have installed EMR at 5 of our practices.  In addition, we have e-prescribing capabilities in all of our owned practices.  We expect the initial installation and training costs associated with such system to be offset, over time, by improved patient results and cost efficiencies.

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

Insurance Arrangements

We rely upon insurance to protect us from many business risks, including medical malpractice, errors and omissions and certain significantly higher than average customer medical expenses.  For example, to mitigate our exposure to high cost medical claims, we have reinsurance arrangements, often referred to as stop-loss insurance, that provide for the reimbursement of certain customer medical expenses.  In 2011, the per customer per year deductible for 5,700 PSN customers is $40,000, with a $225,000 deductible for all other Humana customers and $150,000 for CarePlus customers.  All policies have a maximum annual benefit per customer of $1.0 million.  Although we maintain insurance of the types and in the amounts that we believe are reasonable, there can be no assurances that the insurance policies maintained by us will insulate us from material expenses and/or losses in the future.

Healthcare Reform Legislation in 2010

The United States’ healthcare system, including the Medicare Advantage Program, is subject to a broad array of new laws and regulations as a result of the Patient Protection and Affordable Care Act, which became law on March 23, 2010 and was shortly thereafter amended by the Health Care and Education Reconciliation Act of 2010, which became law on March 30, 2010 (collectively, the “Reform Acts”).  The Reform Acts are considered by some to be the most dramatic change to the country’s healthcare system in decades.  This legislation made significant changes to the Medicare program and to the health insurance market overall.  Among other things, the new laws limit Medicare Advantage payment rates, stipulate a prescribed minimum ratio for the amount of premium revenues to be expended on medical costs by regulated entities, such as insurance companies,, gives the Secretary of Health and Human Services the ability to deny Medicare Advantage plan bids that propose significant increases in cost sharing or decreases in benefits, and make certain changes to Medicare Part D.  Because substantially all of our revenue is directly or indirectly derived from reimbursements generated by Medicare Advantage health plans, any changes that limit or reduce Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business.

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

The healthcare reform legislation is not directly applicable to us since we are not a regulated entity.  However, this legislation will directly impact Medicare Advantage plans such as Humana’s, and, therefore, is expected to indirectly affect PSNs such as ours.

For additional information on the Reform Acts see “ Business - Healthcare Reform Legislation in 2010 and “Risk Factors -  Reductions in Funding for Medicare Programs and Other Provisions Under the Recent Healthcare Reform Legislation…” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2010.   Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.  There have been no changes in our accounting policies since the beginning of the year.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

Summary

Net income for the second quarter of 2011 was $5.9 million compared to $5.8 million in the second quarter of 2010, an increase of $0.1 million or 1.7%.  Net income in the second quarter of 2011 was reduced by the after tax effect of $0.6 million for the transaction costs that were incurred in connection with the pending acquisition of Continucare.

Basic and diluted earnings per share were $0.15 and $0.14, respectively, for the second quarters of 2011 and 2010.  The after tax impact of  the transaction costs reduced basic earnings per share by $0.01 and diluted earnings per share by $0.02 in 2011.

Second quarter revenue increased to $97.3 million in 2011 from $92.6 million in 2010, an increase of $4.7 million or 5.1%.   The increase in revenue is primarily attributable to an increase in the average risk scores of the customers we serve and $2.0 million of revenue from the mid-year adjustment recorded in the second quarter that relates to the first quarter of 2011.  These increases were partially offset by the decrease in customer months during the period.  We believe this increase in risk scores primarily reflects our continuing efforts to assure that our customers are properly diagnosed and assigned the appropriate Medicare risk score.

Total medical expense for the second quarter of 2011 was $80.7 million compared to $77.6 million in the second quarter of 2010, an increase of $3.1 million or 4.0%.  The increase in total medical expense in the second quarter of 2011 is partially due to the impact of $1.1 million of unfavorable claims development, as compared to favorable claims development of $0.5 million in the second quarter of 2010.  The remaining increase is primarily due to increased utilization, medical cost inflation and the additional cost of the practices acquired in the first half 2011.  These increases were partially offset by the decrease in customer months during the second quarter of 2011.

Our gross profit was $16.6 million in the second quarter of 2011 as compared to $15.0 million for the same quarter in 2010, an increase of $1.6 million or 10.7%.

Our medical expense ratio (“MER”), which is computed by dividing total medical expense by revenue, was 83.0% in the second quarter of 2011 compared to 83.8% in the second quarter of 2010.

Operating expenses increased to $7.2 million in the second quarter of 2011 as compared to $5.7 million for the same period in 2010, an increase of $1.5 million or 26.3%.  The increase in operating expenses is primarily due to transaction costs of $1.0 million incurred in the second quarter of 2011 that are associated with our pending acquisition of Continucare.   We expect that general and administrative costs will increase substantially in the third quarter with an estimated $13.5 million of remaining transaction costs associated with the pending acquisition of Continucare.

Income before income taxes in the second quarter of 2011 was $9.6 million compared to of $9.3 million in the second quarter of 2010.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services as of June 30, 2011 and 2010 and (ii) the aggregate customer months for the second quarter of both 2011 and 2010.  Customer months are the aggregate number of months of healthcare services we have provided to customers during a period of time.

2011		2010		Percent Decrease in Customer
Customers at End of Period	Customer Months For Period	Customers at End of Period	Customer Months For Period	Months Between Periods
34,000	102,200	35,200	105,500	-3.1%

The decrease in total customer months for the second quarter of 2011 as compared to the same period in 2010 is primarily a result of the net effect of new enrollments and disenrollments, deaths, customers moving from the covered areas, customers transferring to another physician practice or customers making other insurance selections.

Revenue

The following table provides a breakdown of our sources of revenue:

			$
	Three Months Ended June 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands, except PCPM amounts)
PSN revenue from Humana	$96,785	$92,135	$4,650	5.0%
PSN fee-for-service revenue	535	432	103	23.8%
Total revenue	$97,320	$92,567	$4,753	5.1%

Revenue PCPM	$952	$877	$75	8.6%

The PSN’s most significant source of revenue during the second quarter of both 2011 and 2010 were the capitation fees generated pursuant to the Humana Agreements (the “Humana Related Revenue”).  The increase in our Humana Related Revenue and our per customer per month (“PCPM”) revenue in 2011 resulted primarily from an increase in the average risk score of our customers.

Capitation fees paid to us are retroactively adjusted based on the updated health status of our customers (known as a Medicare Risk Adjustment or “MRA”).  We record an estimate of the retroactive MRA capitation fee earned during the period.  We record any adjustment to this estimate at the time the information necessary to make the determination of the adjustment is available and the collectability of the amount is probable.

In July 2011, we were notified by Humana of the amount of the retroactive mid-year MRA revenue increase from CMS for the first six months of 2011.  This increase is effective July 1 and is retroactively applied to all premiums paid in the first half of 2011.  The retroactive mid-year adjustment totaled $9.5 million of which $4.9 million relates to capitation fees earned in the first quarter of 2011 with the balance relating to capitation fees earned in the second quarter of 2011.  At March 31, 2011, we had recorded a receivable for the estimated retroactive revenue earned during the first quarter of 2011 of $2.9 million.  As a result, our revenue in the second quarter of 2011 was increased by $2.0 million, the difference between the originally estimated $2.9 million of retroactive revenue adjustment recorded during the first quarter of 2011 and the $4.9 million of retroactive revenue received for that period. The $9.5 million receivable is included in the due from Humana in the June 30, 2011 condensed consolidated balance sheet and will be received in August 2011.

In July 2010, we were notified by Humana of the amount of the retroactive mid-year MRA revenue increase from CMS for 2010 based on the increased risk scores of our customer base.  The retroactive mid-year adjustment totaled $8.5 million of which $4.4 million related to capitation fees earned in the first quarter of 2010 with the balance relating to capitation fees earned in the second quarter of 2010.  At March 31, 2010, we had recorded a receivable for the estimated retroactive revenue earned during the first quarter of 2010 of $4.1 million.  As a result, our revenue in the second quarter of 2010 was increased by $0.3 million, the difference between the originally estimated $4.1 million of retroactive revenue adjustment recorded during the first quarter of 2010 and the $4.4 million of retroactive revenue received for that period.

Fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers in our owned medical practices.   In the second quarter of 2011, we saw an increase in the volume of our fee-for-service customers.

Total Medical Expense

Total medical expense represents the estimated total cost of providing patient care and is comprised of two components, medical claims expense and medical practice costs.  Medical claims expense is recognized in the period in which services are provided and includes an estimate of our obligations for the cost of medical services that have been provided to our customers but for which we have neither received nor processed claims, and for liabilities for physician, hospital and other medical expense disputes.  Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the providers employed by the PSN and is net of stop-loss recoveries.  Medical practice costs represent the operating costs of the medical practices owned by the PSN.

We develop our estimated medical expenses payable by using an actuarial process that is consistently applied.  The actuarial process develops a range of estimated medical expenses payable and we record to the amount in the range that is our best estimate of the ultimate liability.  Each period, we re-examine previously recorded medical claims expense payable estimate based on actual claim submissions and other changes in facts and circumstances. As the medical claims payable expense recorded in prior periods becomes more exact, we adjust the amount of the estimate, and include the change in estimate in medical expense in the period in which the change is identified.  In each reporting period, medical claims expense includes any change resulting from the effects of more completely developed medical claims expense payable estimates associated with previously reported periods. While we believe our estimated medical expenses payable is adequate to cover future claim payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded.  Medical claims expense payable is included in due from Humana in the condensed consolidated balance sheet.

Total medical expense, and the medical expense ratio (“MER”) are as follows:

			$
	Three Months Ended June 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands, except PCPM amounts)
Medical expense for the period, excluding prior period claims development	$79,659	$78,152	$1,507	1.9%
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	1,070	$(542)	1,612
Total medical expense for period	$80,729	$77,610	$3,119	4.0%

Medical Expense Ratio for period	83.0%	83.8%

Medical Expense PCPM	$790	$736	$54	7.3%

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

The reported MER is also impacted by changes to revenue estimates.  Periodically we receive retroactive adjustments to the capitation fees paid to us.  Retroactive adjustments of prior periods’ capitation fees that are recorded in the current period impact the MER of that period.  If the retroactive adjustment increases revenue then the impact reduces the MER for the period.  Conversely, if the retroactive adjustment reduces revenue, then the MER for the period is higher.  These retroactive adjustments include, among other things, the retroactive mid-year and annual MRA capitation fee adjustments and settlement of Part D program capitation fees.

Because the Humana and CarePlus Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, medical claims expense includes the cost of medical services provided to Humana Participating Customers by non-Affiliated Providers.

The increase in total medical expense in the second quarter of 2011 as compared to the second quarter of 2010 was due to a $2.4 million increase in medical claims expense and an increase of $0.7 million in the costs of operating our owned medical centers.  Medical claims expense for the period was increased by unfavorable claims development of $1.1 million. The impact of the unfavorable claims development, an increase in the utilization of medical services by our customers, and medical cost inflation were the primary reasons for the increase in our medical claims costs.  These increases were partially offset by a decrease in customer months.  Medical claims expense was $76.1 million or 94.3% of our total medical expense in the second quarter of 2011.  For the second quarter of 2010, $73.7 million or 95.0% of our total medical expenses were attributable to medical claims expense.  The balance of our total medical expense is associated with operating our owned medical practices.

Medical practice costs include the operating costs and the salaries, payroll taxes and benefits of the health professionals and staff of our owned medical practices.  Medical practice costs represented $4.6 million of our total medical expenses in the second quarter of 2011 as compared to $3.9 million in the second quarter of 2010.  The increase is due primarily to the operating costs of the practices acquired in the first half of 2011.

Our PCPM medical expense increased to $790 in the second quarter of 2011 from $736 in the second quarter of 2010. The PCPM medical expense in the second quarter of 2011 included unfavorable claims development of $1.1 million compared to favorable development of $0.5 million in the second quarter of 2010.  This $1.6 million difference increased claims expense by 2.2% between periods, or $16 PCPM.  The remaining increase in our PCPM medical cost was primarily due to increased utilization and medical cost inflation.

Our MER in the second quarters of 2011 and 2010 was 83.0% and 83.8%, respectively.

A change in either revenue or medical expense of approximately $1.1 million would impact the consolidated MER by 1% in the second quarter of 2011.  A change of approximately $1.0 million would impact the consolidated MER by 1% in the second quarter of 2010.

At June 30, 2011, we determined that the range for estimated medical claims payable was between $22.6 million and $24.5 million and we recorded a liability equal to the actuarial mid-point of the range of $23.4 million.  Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Operating Expenses

			$
	Three Months Ended June 30,		Increase	%
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Payroll, payroll taxes and benefits	$3,858	$3,587	$271	7.6%
General and administrative	3,316	2,038	1,278	62.7%
Marketing and advertising	52	26	26	100.0%
Total operating expenses	$7,226	$5,651	$1,575	27.9%

Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salaries and related costs associated with our corporate executive and administrative and support personnel.  Our payroll related expenses in 2010 were reduced by the reversal of $0.4 million of severance pay for our CEO that had been accrued prior to the replacement of our Board of Directors and the amendment of our CEO’s employment agreement.  Excluding this item, our payroll related expenses would have decreased by $0.1 million in the second quarter of 2011 as compared to the same period in 2010.

General and Administrative

The increase in general and administrative expenses in the second quarter of 2011 is primarily a result of$1.0 million of transaction expenses associated with the pending acquisition of Continucare and an increase in license fees for clinical management software of $0.2 million. We expect that general and administrative costs will increase substantially in the third quarter with an estimated $13.5 million of remaining transaction costs (exclusive of financing costs) associated with the pending acquisition of Continucare.

Marketing and Advertising

Marketing and advertising costs increased in the second quarter of 2011 compared to the second quarter of 2010.   We expect that our advertising expense will continue to increase during 2011 as we begin to market the acquired medical practices and task additional resources to investor relations.

Gain on Sale of HMO Subsidiary

During the first quarter of 2010, we finalized the net statutory equity settlement related to the August 2008 sale of the HMO which resulted in a gain on the sale of the HMO of $62,000.  The final settlement was paid to us in April 2010.

Other Income

We realized other income of $0.3 million in the second quarter of 2011 as compared to $0.04 million in the second quarter of 2010.  Investment income in the second quarter of 2011 was $0.3 million compared to $0.05 million in the second quarter of 2010, an increase of $0.25 million.  Realized and unrealized gains in our investment portfolio were $0.1 million in the second quarter of 2011 and were not significant for the same period of 2010.  We expect that interest costs will increase after the pending acquisition of Continucare is completed.

Income taxes

Our effective income tax rate was 38.5% and 38.4% in the second quarter of 2011 and 2010, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

Summary

Net income for the six months ended June 30, 2011 was $13.9 million compared to $12.9 million for the six months ended June 30, 2010, an increase of $1.0 million or 7.8%.  The increase in net income is primarily a result of a $61 increase in our PCPM revenue, which was partially offset by an increase in our PCPM medical expense of $38 and an increase in our operating expenses of $2.1 million. The increase in operating expenses includes $1.0 million of transaction costs, included in general and administrative expense, associated with the pending acquisition of Continucare that were incurred in 2011.

Basic and diluted earnings per share for each of the six month periods ended June 30, 2011 were $0.35 and $0.33, respectively.  This compares to basic earnings per share of $0.33 and diluted earnings per share of $0.31 for the same period in 2010.  The after tax effect of the transaction related costs reduced basic earnings per share by $0.01 and diluted earnings per share by $0.02 in 2011.

Revenue increased to $192.0 million in the first half of 2011 from $185.6 million for the same period in 2010, an increase of $6.4 million or 3.4%.   The increase in revenue is primarily attributable to an increase in the average risk scores of the customers we serve, which was partially offset by the decrease in customer months.  We believe this increase in risk scores primarily reflects our continuing efforts to assure that our customers are properly diagnosed and assigned the appropriate Medicare risk score.

Total medical expense for the six months ended June 30, 2011 was $156.2 million compared to $153.6 million for the six months ended June 30, 2010, an increase of $2.6 million or 1.7%.  The increase in total medical expense for the six months ended June 30, 2011 is primarily due to an increase in utilization, medical cost inflation and the additional cost of the practices acquired in the first half of 2011.  These increases were offset by $3.2 million of favorable claims development for the six months ended June 30, 2011, as compared to favorable claims development of $0.6 million for the six months ended June 30, 2010.

Our gross profit was $35.8 million for the six months ended June 30, 2011 as compared to $32.0 million for the same period in 2010, an increase of $3.8 million or 11.9%.

Our MER was 81.4% for the six months ended June 30, 2011 compared to 82.8% for the six months ended June 30, 2010.  Adjusted for favorable claims development, our MER would have been 83.0% and 83.1% for the six months ended June 30, 2011 and 2010, respectively.

Operating expenses increased to $13.6 million for the six months ended June 30, 2011 as compared to $11.5 million for the same period in 2010, an increase of $2.1 million or 18.3%.  The increase in operating expenses is primarily due to the $1.0 million of transaction costs recorded in the second quarter of 2011 associated with the pending acquisition of Continucare, an increase in payroll, payroll taxes and benefits of $0.6 million and an increase in depreciation expense of $0.3 million.  We expect that general and administrative costs will increase substantially in the third quarter with an estimated $13.5 million of remaining transaction costs associated with the pending acquisition of Continucare.

Income before income taxes for the six months ended June 30, 2011 was $22.6 million compared to $20.7 million for the six months ended June 30, 2010.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services as of June 30, 2011 and 2010 and (ii) the aggregate customer months for the six month periods ended June 30, 2011 and 2010.  Customer months are the aggregate number of months of healthcare services we have provided to customers during a period of time.

2011		2010		Percent Decrease in Customer
Customers at End of Period	Customer Months For Period	Customers at End of Period	Customer Months For Period	Months Between Periods
34,000	205,100	35,200	212,200	-3.3%

The decrease in total customer months for the six months ended June 30, 2011 as compared to the same period in 2010 is primarily a result of the net effect of new enrollments and disenrollments, deaths, customers moving from the covered areas, customers transferring to another physician practice or customers making other insurance selections.

Revenue

The following table provides a breakdown of our sources of revenue:

	Six Months Ended June 30		$ Increase	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands, except PCPM amounts)
PSN revenue from Humana	$191,219	$184,777	$6,442	3.5%
PSN fee-for-service revenue	767	832	(65)	-7.8%
Total revenue	$191,986	$185,609	$6,377	3.4%

Revenue PCPM	$936	$875	$61	7.0%

The PSN’s most significant source of revenue during the six month period ended June 30,2011 and 2010 was the Humana Related Revenue.  The increase in our Humana Related Revenue and our PCPM revenue in 2011 resulted primarily from an increase in the average risk score of our customers.

Fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers in our owned medical practices.   The decline in our fee-for-service revenue between the six month period ended June 30, 2011 and 2010 is primarily a result of a decrease in volume.

Total Medical Expense

Total medical expense and the MER are as follows:

			$
	Six Months Ended June 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands, except PCPM amounts)
Medical expense for the period, excluding prior period claims development	$159,433	$154,240	$5,193	3.4%
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	(3,219)	(597)	(2,622)

Total medical expense for period	$156,214	$153,643	$2,571	1.7%

Medical Expense Ratio for period	81.4%	82.8%

Medical Expense PCPM	$762	$724	$38	5.2%

The increase in total medical expense for the six months ended June 30, 2011 as compared to the first half of 2010 was due to increases in medical claims expense of $1.5 million and medical practice costs of $1.1 million.  An increase in utilization and medical cost inflation were the primary reasons for the increase in our medical claim costs. The impact of these items was primarily reduced by favorable claims development of $3.2 million and a decrease in customer months. Approximately $147.2 million or 94.2% of our total medical expense for the six months ended June 30, 2011 is attributable to medical claims expense.  For the six month period ended June 30, 2010, $145.7 million or 94.9% of our total medical expenses were attributable to medical claims expense.  The balance of our total medical expense is associated with operating our owned medical practices.

Medical practice costs were $9.0 million of our total medical expenses for the six months ended June 30, 2011 as compared to $7.9 million for the six months ended June 30, 2010.  The increase is due primarily to the operating costs of practices acquired in the first half of 2011.

Adjusted for favorable claims development, our MER would have been 83.0% for the six months ended June 30, 2011 and 83.1% for the six months ended June 30, 2010.

A change in either revenue or medical expense of approximately $2.1 million would impact the consolidated MER by 1% for the six months ended June 30, 2011.  A change of approximately $2.0 would million impact the consolidated MER by 1% for the six months ended June 30, 2010.
Operating Expenses

			$
	Six Months Ended June 30,		Increase	%
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Payroll, payroll taxes and benefits	$7,960	$7,365	$595	8.1%
General and administrative	5,552	3,997	1,555	38.9%
Marketing and advertising	120	163	(43)	-26.4%
Total operating expenses	$13,632	$11,525	$2,107	18.3%

Payroll, Payroll Taxes and Benefits

Our payroll related expenses in 2010 included the reversal of $0.4 million of severance pay for our CEO that had been accrued prior to the replacement of our Board of Directors, and the amendment of our CEO’s employment agreement.  Excluding this item, our payroll related expenses would have increased by $0.2 million in the six months ended June 30, 2011 relative to the same period in 2010.

General and Administrative

The increase in general and administrative expenses for the six months ended June 30, 2011 is primarily a result of $1.0 million of transaction expenses associated with the pending acquisition of Continucare, an increase in license fees for clinical management software of $0.3 million and an increase in depreciation expense of $0.3 million related to the acceleration of depreciation on assets associated with the prior corporate office when we relocated in March 2011.We expect that general and administrative costs will increase substantially in the third quarter with an estimated $13.5 million of remaining transaction costs (exclusive of financing costs) associated with the pending acquisition of Continucare.

Marketing and Advertising

Marketing and advertising costs decreased for the six months ended June 30, 2011 compared to the six month period ended June 30, 2010.We expect that our advertising expense will increase during 2011 as compared to 2010, as we begin to market the acquired medical practices and task additional resources to investor relations.

Gain on Sale of HMO Subsidiary

During the first quarter of 2010, we finalized the net statutory equity settlement related to the August 2008 sale of the HMO which resulted in a gain on the sale of the HMO of $62,000.  The final settlement was paid to us in April 2010.

Other Income

We realized other income of $0.4 million for the six months ended June 30, 2011 as compared to $0.2 million for the six months ended June 30, 2010.  Investment income for the six months ended June 30, 2011 was $0.5 million compared to $0.2 million for the six months ended June 30, 2010, a decrease of $0.3 million.  Realized and unrealized gains in our investment portfolio for the six months ended June 30, 2011 were $0.2 million.   Realized and unrealized losses were not significant for the six months ended June 30, 2010.  We expect that interest costs will increase after the pending acquisition of Continucare is completed.

Income taxes

Our effective income tax rate was 38.5% and 37.8% for the six months ended June 30, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at June 30, 2011 and December 31, 2010 totaled $49.5 million.  As of June 30, 2011, we had working capital of $66.0 million as compared to working capital of $54.2 million at December 31, 2010, an increase of $11.8 million or 21.8%.   Our total stockholders’ equity was $83.1 million at June 30, 2011 and $67.8 million at December 31, 2010.

The pending acquisition of Continucare is expected to be completed in the third quarter of 2011. We have obtained a $355.0 million, long term financing commitment, dated June 26, 2011 from General Electric Capital Corporation in connection with the pending acquisition of Continucare. In addition to the financing, we plan to use approximately $101.2 million of Continucare’s and our projected cash and investments to fund the transaction.  Included in the total cash requirements are approximately $13.1 million of financing costs and $14.5 million of transaction costs related to the transaction, of which $1.6 million and $1.0 million, respectively, have been paid at June 30, 2011.

In October 2008, our Board of Directors established a stock repurchase program that now, due to various amendments,  authorizes the repurchase of 25 million shares of common stock. In the first six months of 2011, we repurchased 71,000 shares of common stock for an aggregate of $0.3 million.  From October 6, 2008 (the date of our first repurchases under the plan) through June 30, 2011, we have repurchased 14.0 million shares and options to purchase 684,200 shares of our common stock for $28.3 million. The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements. We have suspended repurchases under the stock repurchase program while the shareholders of Continucare are considering whether or not to vote in favor of the pending merger.

At June 30, 2011, we had $919,000 of long-term debt related to the acquisition of physician practices.

During the first six months of 2011, our cash and equivalents decreased $1.0 million compared to the balance at December 31, 2010.   Net cash provided by operating activities during this period was $3.1 million. The most significant uses of cash from operating activities were:

●	an increase in due from Humana of $9.3 million; and
●	a decrease in accrued payroll and payroll taxes of $2.6 million.

These uses of cash were partially offset by net income for the first half of 2011 of $13.9 million.

The due from Humana account is used to record the net amount due to us as a result of normal activity between Humana and us.  These transactions include, among other things, capitation fees due to us from Humana, retroactive capitation fee payments due to us from Humana, claim payments made by Humana on our behalf, and estimated medical claims expense payable.  The increase in the due from Humana in the second quarter of 2011 to $18.4 million substantially relates to normal activity, $11.7 million of which is an estimate for the retroactive MRA capitation fees for the six months ended June 30, 2011 and the year ended December 31, 2010.  We collected $5.7 million of the $18.4 million balance in July 2011.  We expect to collect the retroactive MRA capitation fees in the third quarter of 2011 when CMS remits to Humana the retroactive MRA premiums for the six months ended June 30, 2011 and the year ended December 31, 2010.  The remaining amount is generally collected over the next three to nine months in the normal course of business.  We are not aware of any material amounts in dispute with Humana.

The decrease in accrued payroll and payroll taxes was a result of the payment in the first quarter of 2011 of the employee bonuses which were accrued at December 31, 2010.

Net cash used in investing activities for the six months ended June 30, 2011 was $3.0 million which primarily related to $1.3 million of capital expenditures, cash paid for physician practices of $1.0 million and the purchase of $0.7 million of short-term investments.  Absent any new acquisitions, we anticipate that our capital expenditure rate for the balance of the year will decline to levels more in line with 2010.

Net cash used in financing activities for the six months ended June 30, 2011 was $1.2 million.  This was primarily a result of deferred financing costs of $1.6 million, stock repurchase of $0.3 million and repayment of long-term debt of $0.2 million partially offset by excess tax benefits received upon the exercise of stock options and by the release of $0.5 million of restricted cash.

As of June 30, 2011, we had a one year commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $3.0 million.  The line of credit expires on December 31, 2011.  The line is secured by $3.9 million of restricted cash and investments that are classified as a non-current asset.

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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices.  We do not currently have any trading derivatives nor do we expect to have any in the future.  We have established policies and internal processes related to the management of market risks, which we use in the normal course of our business operations.  Our market risk profile has not changed significantly during the first six months of 2011.  In connection with long-term financing associated with the pending acquisition of Continucare, we anticipate entering into an interest rate swap prior to December 31, 2011 to fix a portion of the first lien credit facility’s interest rate.

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

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue and EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired.  We also consider the market value of our own stock and those of companies similar to ours.  At June 30, 2011, we believe our intangible assets are recoverable; however, changes in the economy, the business in which we operate, and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended June 30, 2011.

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

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are party to various legal proceedings which are ordinary and routine litigation incidental to our business.  We do not view any of these ordinary and routine legal proceedings as material.

On July 1, 2011, a putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Kathryn Karnell, Trustee and the Aaron and Kathryn Karnell Revocable Trust U/A Dtd 4/9/09 against Continucare, the members of the Continucare Board, individually, Metropolitan, and Merger Sub (styled Kathryn Karnell Trustee, etc. v. Continucare Corporation et al., No. 11-20538 CA40). Also on July 1, 2011, a second putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Steven L. Fuller against Continucare, the members of the Continucare Board, individually, Metropolitan, and Merger Sub (styled Steven L. Fuller v. Richard C. Pfenniger et al., No. 11-20537 GA04).  On July 6, 2011, a third putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Hilary Kramer against Continucare, the members of the Continucare Board, individually, Metropolitan, and Merger Sub (styled Hilary Kramer v. Richard C. Pfenniger Jr. et al., No. 11-20925 CA20). On July 12, 2011, a fourth putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Jamie Suprina against Continucare, the members of the Continucare board of directors, individually, Metropolitan, and Merger Sub (styled Jamie Suprina v. Continucare Corporation et al., No. 11-21522 CA15). On July 22, 2011, a fifth putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Kojo Acquaah against Continucare, the members of the Continucare board of directors, individually, Metropolitan, and Merger Sub (styled Kojo Acquaah v. Continucare Corporation et al., No. 11-22833 CA40).  Also on July 22, 2011, a sixth putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by David DeYoung against Continucare, the members of the Continucare board of directors, individually, Metropolitan, and Merger Sub (styled David DeYoung v. Continucare Corporation et al., No. 11-22837 CA40).  The plaintiffs in the Fuller, Karnell, and Acquaah and DeYoung actions have filed motions seeking appointment of lead counsel and to expedite discovery and the proceedings.

Each of these suits alleges a claim against the members of the Continucare Board for breach of fiduciary duty and a claim against Continucare, Metropolitan, and Merger Sub for aiding and abetting the individual defendants’ alleged breach of fiduciary duty. The amended complaints in Karnell, Suprina and Fuller and the complaints in Acquaah and DeYoung also allege that the disclosure contained in the Proxy Statement or Registration Statement on Form S-4 originally filed by us on July 11, 2011 regarding the pending Merger was inadequate.  All of the above-mentioned suits seek to enjoin the pending transaction between Continucare and Metropolitan, as well as attorneys’ fees. The Acquaah and DeYoung suits also seek rescission.  The Fuller, Kramer, and Suprina suits also seek rescission and money damages.  Metropolitan denies the allegations and intends to vigorously defend the actions.

ITEM 1A.  RISK FACTORS

Other than the additional risk factors set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Risks Related to the Merger

There can be no assurance that the Merger will be consummated. The announcement and pendency of the Merger, or the failure of the Merger to be consummated, could have an adverse effect on Metropolitan’s stock price, business, financial condition, results of operations or prospects.

The Merger is subject to a number of conditions to closing including, (i) the approval of the Merger Agreement by the Continucare shareholders at the Continucare special meeting; (ii) the absence of legal prohibitions on the consummation of the Merger; (iii) the expiration or early termination of the waiting periods applicable to the consummation of the Merger under the HSR Act (which early termination has been granted); (iv) Metropolitan’s consummation on the terms and conditions set forth, and receipt of the proceeds from the debt financing described, in the debt commitment letter from the debt commitment party, which financing is subject to the satisfaction of a number of closing conditions set forth in the debt commitment letter; (v) the authorization for listing on the NYSE Amex, subject to official notice of issuance, of the shares of Metropolitan common stock to be issued in the Merger; (vi) the effectiveness of the registration statement on Form S-4 of which this proxy statement/prospectus forms a part and absence of any stop order by the SEC, and proceedings of the SEC seeking a stop order, suspending the continued effectiveness of such registration statement; (vii) the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the Merger Agreement; and (viii) Continucare’s satisfaction of the minimum cash condition.

If the Continucare shareholders fail to approve the Merger Agreement, Continucare and Metropolitan will not be able to complete the Merger. Additionally, if the other closing conditions set forth in the Merger Agreement are not met or waived, the companies will not be able to complete the Merger.

If the Merger Agreement is terminated in certain circumstances, Metropolitan may be required to pay Continucare a termination fee of up to $12 million, as well as to reimburse Continucare for up to $1.5 million of its out-of-pocket costs and expenses incurred in connection with the Merger Agreement.

Further, the announcement and pendency of the Merger could disrupt Continucare’s and Metropolitan’s businesses, in any of the following ways, among others:

●
Continucare and Metropolitan employees may experience uncertainty about their future roles with the combined company, which might adversely affect the combined companies’ ability to retain and hire key managers and other employees; and

●
the attention of management of each of Continucare and Metropolitan may be directed toward the completion of the Merger and transaction-related considerations and may be diverted from the day-to-day business operations of their respective companies.

Continucare and Metropolitan may face additional challenges in competing for new business and retaining or renewing business. These disruptions could be exacerbated by a delay in the completion of the Merger or termination of the Merger Agreement.

For the foregoing reasons, there can be no assurance that the announcement and pendency of the Merger, or the failure of the Merger to be consummated, will not have an adverse effect on Metropolitan’s stock price, business, financial condition, results of operations or prospects.

Metropolitan and Continucare must obtain governmental and regulatory approvals to consummate the Merger, which, if delayed, not granted or granted with unacceptable conditions, may jeopardize or delay the consummation of the Merger, result in additional expenditure of time and resources, reduce the anticipated benefits of the acquisition or cause the failure of the completion of the Merger.

The Merger is conditioned on the receipt of certain governmental authorizations, consents, orders and approvals, including clearance under the HSR Act (which clearance was obtained on July 15, 2011). If such approvals are not received, or are not received on terms that satisfy the conditions set forth in the Merger Agreement, then Continucare and Metropolitan will not be obligated to consummate the Merger.

The governmental authorities from which Continucare and Metropolitan must seek these regulatory approvals have broad discretion in their review of the transaction. As a condition to their approval of the Merger, the governmental authorities may impose requirements, limitations or costs on the combined company, require divestitures of the combined company or place restrictions on the conduct of the business of the combined company. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Merger, could reduce its anticipated benefits to Metropolitan, or cause the failure of the completion of the Merger. Continucare and Metropolitan cannot make any assurances that all of the required regulatory approvals will be obtained or that such approvals will be obtained on any particular terms.

The condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, could limit the availability and terms of debt and equity financing sources to fund the capital and liquidity requirements of Metropolitan’s businesses, including financing Metropolitan must undertake in connection with the Merger.

In connection with the Merger, Metropolitan obtained a debt commitment letter from General Electric Capital Corporation. These funds, in addition to Metropolitan’s and Continucare’s projected future cash balances, are expected to be sufficient to finance the cash consideration to Continucare’s shareholders and to refinance certain existing Metropolitan and Continucare debt. Subject to certain conditions, Metropolitan expects to have in place approximately $355 million of long-term financing, of which approximately $330 million is expected to be outstanding upon consummation of the Merger. Metropolitan cannot make assurances that it will be able to refinance indebtedness under its revolving credit facility on terms acceptable to Metropolitan, if at all. If an event of default was to occur under its revolving credit facility, Metropolitan’s lenders would be entitled to take various actions, including all actions permitted to be taken by a secured creditor. In addition, Metropolitan may not be able to complete the planned financing of the Merger on the terms and the timetable that Metropolitan and Continucare anticipate. If Metropolitan were unable to complete these financings, Metropolitan would likely be unable to consummate the Merger and, depending on the circumstances, could be required to pay a $12 million termination fee to Continucare, which would materially adversely affect Metropolitan’s business, financial position, results of operations and liquidity.

If the Merger is not consummated on or before November 1, 2011, either Continucare or Metropolitan may choose not to proceed with the Merger.

Either Continucare or Metropolitan may terminate the Merger Agreement if the Merger has not been completed on or before November 1, 2011, unless the failure of the Merger to be completed on or before November 1, 2011 has resulted from the failure of the party seeking to terminate the Merger Agreement to fulfill in all material respects all of its obligations under Merger Agreement.

Risks Related to the Combined Company if the Merger is Completed.

Metropolitan may not be able to successfully integrate Continucare’s operations with its own or realize the anticipated benefits of the Merger, which could materially and adversely affect Metropolitan’s financial condition, results of operations and business prospects.

Metropolitan may not be able to successfully integrate Continucare’s operations with its own, and Metropolitan may not realize all or any of the expected benefits of the Merger as and when planned. The integration of Continucare’s operations with Metropolitan’s will be complex, costly and time-consuming. Metropolitan expects that it will require significant attention from senior management and will impose substantial demands on Metropolitan’s operations and personnel, potentially diverting attention from other important pending projects. The difficulties and risks associated with the integration of Continucare include:

●
the possibility that Metropolitan will fail to implement its business plans for the combined company, including as a result of new legislation or regulation in the healthcare industry that affects the timing or costs associated with the operations of the combined company or its integration plan;

●	possible inconsistencies in the standards, controls, procedures, policies and compensation structures of Metropolitan and Continucare;

●	limitations prior to the consummation of the Merger on the ability of management of each of Metropolitan and Continucare to work together to develop an integration plan;

●	the increased scope and complexity of Metropolitan’s operations;

●	the potential loss of key employees and the costs associated with Metropolitan’s efforts to retain key employees;

●	provisions in Metropolitan’s and Continucare’s contracts with third parties that may limit Metropolitan’s flexibility to take certain actions;

●	risks and limitations on Metropolitan’s ability to consolidate corporate and administrative infrastructures of the two companies;

●
the possibility that Metropolitan may have failed to discover liabilities of Continucare during Metropolitan’s due diligence investigation as part of the Merger for which Metropolitan, as a successor owner, may be responsible;

●	obligations that Metropolitan will have to joint venture partners and other counterparties of Continucare that arise as result of the change in control of Continucare;

●
obligations that Metropolitan will have to its lenders under the new financing arrangements to be put in place upon the closing of the Merger, including Metropolitan’s obligations to comply with significant new financial covenants; and

●	the possibility of unanticipated delays, costs or inefficiencies associated with the integration of Continucare’s operations with Metropolitan’s.

As a result of these difficulties and risks, Metropolitan may not accomplish the integration of Continucare’s business smoothly, successfully or within Metropolitan’s budgetary expectations and anticipated timetable. Accordingly, Metropolitan may fail to realize some or all of the anticipated benefits of the Merger, such as increase in Metropolitan’s scale, diversification, cash flows and operational efficiency and meaningful accretion to Metropolitan’s diluted earnings per share.

Metropolitan may be unable to realize projected cost synergies or may incur additional and unexpected costs in order to realize them.

Metropolitan projects that it will realize approximately $5.0 million of operating synergies per year following the completion of the Merger, beginning in 2012. Metropolitan may be unable to realize all of these cost synergies within the timeframe expected, or at all, and Metropolitan may incur additional and unexpected costs in order to realize them.

Metropolitan expects to incur substantial indebtedness to finance the Merger and may not be able to meet its substantial debt service requirements.

Metropolitan intends to incur substantial indebtedness in connection with the Merger. If Metropolitan is unable to generate sufficient funds to meet its obligations under the new debt financing to be entered into pursuant to the debt commitment letter, Metropolitan may be required to refinance, restructure or otherwise amend some or all of such obligations, sell assets or raise additional cash through the sale of its equity. Metropolitan cannot make any assurances that it would be able to obtain such refinancing on terms as favorable as those set forth in the debt commitment letter or that such restructuring activities, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations. In addition, upon consummation of the Merger the new debt financing entered into pursuant to the debt commitment letter will require Metropolitan to:

●
dedicate a substantial portion of its cash flow to payments on its interest obligations, quarterly principal amortization payments and a mandatory annual 50% excess cash flow sweep payment, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities;

●	maintain a certain fixed minimum fixed charge coverage ratio, maximum senior leverage ratio, and maximum total leverage ratio at specified levels, thereby reducing its financial flexibility; and

●	limit the amount of capital expenditures and additional indebtedness Metropolitan can incur in any fiscal year and also limit the aggregate amount Metropolitan can expend on acquisitions.

These provisions could have a material adverse effect on Metropolitan’s ability to withstand competitive pressures or adverse economic conditions (including adverse regulatory changes; could adversely affect Metropolitan’s ability to make material acquisitions, obtain future financing or take advantage of business opportunities that may arise and could increase Metropolitan’s vulnerability to a downturn in economic conditions or in Metropolitan’s business.

Certain material terms of the debt financing contemplated by the debt commitment letter are subject to change at the sole discretion of the debt commitment party to the extent deemed necessary to successfully syndicate the financing, which may result in more restrictive and/or less favorable provisions to Metropolitan than those contemplated by the debt commitment letter. In addition, subject to certain conditions (including the prior consent of Continucare under certain circumstances), under the Merger Agreement Metropolitan may amend, replace or otherwise modify, or waive its rights under the debt commitment letter and/or substitute other debt or equity financing for all or any portion of the financing contemplated by the debt commitment letter, from the same and/or alternative financing sources. Any alternative debt financing of Metropolitan may contain similar or more restrictive provisions than those contemplated by the debt commitment letter, and any equity financing would dilute the ownership interests of existing Metropolitan shareholders.

These provisions could have a material adverse effect on Metropolitan’s ability to withstand competitive pressures or adverse economic conditions ( including adverse regulatory changes); adversely affect Metropolitan’s ability to make material acquisitions obtain future financing or take advantage of business opportunities that may arise; and could increase metropolitan’s vulnerability to a downturn in economic conditions or in Metropolitan’s business.

Metropolitan and Continucare will incur significant transaction and Merger-related integration costs in connection with the Merger.

Metropolitan and Continucare expect to incur a number of costs associated with completing the Merger and integrating the operations of the two companies. The substantial majority of these costs are projected to be non-recurring expenses and primarily consist of transaction costs related to the Merger and employment-related costs. Additional unanticipated costs may be incurred in the integration of the businesses of Metropolitan and Continucare. Although Metropolitan and Continucare expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The price of the common stock of the combined company may be affected by factors different from those affecting the price of Continucare common stock or Metropolitan common stock independently.

After completion of the Merger, as the combined company integrates the businesses of Continucare and Metropolitan, the results of operations as well as the stock price of the combined company may be affected by factors different than those factors affecting Continucare and Metropolitan as independent stand-alone entities. The combined company may face additional risks and uncertainties not otherwise facing each independent company prior to the Merger.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Common stock repurchases under our authorized plan during the third quarter of 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share, Including Commission	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Additional Shares Authorized Under the Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
April 1, 2011 - April 30, 2011	-	$0.00	-		5,420,000
May 1, 2011 - May 31, 2011	46,300	$4.52	46,300	5,000,000	10,373,700
June 1, 2011 - June 30, 2011	24,600	$4.53	24,600		10,349,100

(1)
We have a stock repurchase plan pursuant to which our Board of Directors authorized us to repurchase shares of our common stock.  On May 2, 2011, the Board of Directors increased the number of shares of common stock authorized under the stock repurchase plan by 5.0 million shares, thereby increasing the total shares that may be acquired under the plan to 25.0 million.  There are 10.3 million common shares yet be repurchased under the plan at August 2, 2011. The plan does not have a scheduled expiration date.

(2)	We have suspended repurchases under the stock repurchase program while the shareholders of Continucare are considering whether or not to vote in favor of the pending merger described in Note 3.

ITEM 6.  EXHIBITS

2.1	Agreement and Plan of Merger, dated as of June 26, 2011, by and among Metropolitan Health Networks, Inc., Cab Merger Sub, Inc. and Continucare Corporation.†(5)
3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
10.1	Summary Description of 2011 Bonus Plan for Certain Executive Offices and Key Management Employees (3)
10.2	Summary Description of 2011 Long Term Incentive Plan (4)
10.3	Commitment Letter, dated as of June 26, 2011, by and among General Electric Capital Corporation, GE Capital Markets, Inc. and Metropolitan Health Networks, Inc.(5)
10.4	Voting Agreement, dated as of June 26, 2011, by and among Metropolitan Health Networks, Inc., Phillip Frost, M.D., Frost Nevada Investments Trust and Frost Gamma Investments Trust.(5)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

----------------------------------
†  Schedules to the Agreement and Plan of Merger, dated as of June 26, 2011, by and among Metropolitan Health Networks, Inc., Cab Merger Sub, Inc. and Continucare Corporation have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish on a supplemental basis a copy of any omitted schedules to the Securities and Exchange Commission upon request.
*     filed herewith
**    furnished herewith

(1)	Incorporated by reference to our Registration Statement on Form 8-A12B filed with the SEC on November 19, 2004 (No. 001-32361).
(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on September 30, 2004. (No. 000-28456).
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 16, 2011.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 2, 2011.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 27, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

METROPOLITAN HEALTH NETWORKS, INC.

Date: August 2, 2011	/s/ Michael M. Earley
Michael M. Earley
Chief Executive Officer

/s/ Robert J. Sabo
Robert J. Sabo
Chief Financial Officer
(Principal Finance and Accounting Officer)