Form 10-Q/A
period 2011-06-30
METROPOLITAN HEALTH NETWORKS INC
filed 2011-08-17
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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
See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                             No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2011
Common Stock, $.001 par value per share	41,113,906 shares

Explanatory Paragraph

This Amendment No. 1 to Form 10-Q for quarter ended June 30, 2011 is being filed solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  No other changes were made.

This Amendment No. 1 to Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

2.1	Agreement and Plan of Merger, dated as of June 26, 2011, by and among Metropolitan Health Networks, Inc., Cab Merger Sub, Inc. and Continucare Corporation.†(5)
3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
10.1	Summary Description of 2011 Bonus Plan for Certain Executive Offices and Key Management Employees (3)
10.2	Summary Description of 2011 Long Term Incentive Plan (4)
10.3	Commitment Letter, dated as of June 26, 2011, by and among General Electric Capital Corporation, GE Capital Markets, Inc. and Metropolitan Health Networks, Inc.(5)
10.4	Voting Agreement, dated as of June 26, 2011, by and among Metropolitan Health Networks, Inc., Phillip Frost, M.D., Frost Nevada Investments Trust and Frost Gamma Investments Trust.(5)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.LAB	XBRL Label Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

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
*     Previously filed as an exhibit to our original Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 2, 2011.
**   Filed herewith.

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

METROPOLITAN HEALTH NETWORKS, INC.

Date: August 17, 2011	/s/ Michael M. Earley
Michael M. Earley
Chief Executive Officer

/s/ Robert J. Sabo
Robert J. Sabo
Chief Financial Officer
(Principal Finance and Accounting Officer)