Form 10-Q
period 2011-09-30
METROPOLITAN HEALTH NETWORKS INC
filed 2011-11-02
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2011
Common Stock, $0 .001 par value per share	43,748,730 shares

Metropolitan Health Networks, Inc.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	December 31,
	(unaudited)	2010
	(in thousands, except share amounts)
ASSETS
CURRENT ASSETS
Cash and equivalents	$62,381	$10,596
Investments, at fair value	991	38,949
Due from Humana, net	12,818	9,067
Deferred income taxes	702	517
Prepaid expenses and other current assets	2,999	1,845
TOTAL CURRENT ASSETS	79,891	60,974

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
amortization of $3,516 and $3,443 in 2011 and 2010, respectively	4,379	1,973
RESTRICTED CASH AND INVESTMENTS	3,000	4,386
DEFERRED FINANCING COSTS	1,736	-
DEFERRED INCOME TAXES, net of current portion	1,686	1,571
IDENTIFIABLE INTANGIBLE ASSETS, net of accumulated amortization of
$1,124 and $1,238 in 2011 and 2010, respectively	388	570
GOODWILL	5,885	4,362
OTHER ASSETS	776	888
TOTAL ASSETS	$97,741	$74,724

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,178	$436
Accrued payroll and payroll taxes	2,950	5,158
Accrued expenses	3,115	903
Income taxes payable	88	-
Current portion of long-term debt	612	318
TOTAL CURRENT LIABILITIES	7,943	6,815

LONG-TERM DEBT, net of current portion	117	159
TOTAL LIABILITIES	8,060	6,974

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A preferred stock, par value $.001 per share; stated value $100 per
share; 10,000,000 shares authorized; 5,000 issued and outstanding	500	500
Common stock, par value $.001 per share; 80,000,000 shares authorized;
41,112,000 and 40,750,000 issued and outstanding at September 30, 2011
and December 31, 2010, respectively	41	41
Additional paid-in capital	24,494	22,453
Retained earnings	64,646	44,756
TOTAL STOCKHOLDERS' EQUITY	89,681	67,750
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$97,741	$74,724

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
		(in thousands, except per share amounts)
REVENUE		$92,664	$91,163	$284,650	$276,772

MEDICAL EXPENSE
Medical claims expense		69,418	70,237	216,630	215,962
Medical practice costs		4,947	3,893	13,951	11,810
Total Medical Expense		74,365	74,130	230,581	227,772
	GROSS PROFIT	18,299	17,033	54,069	49,000

OPERATING EXPENSES
Payroll, payroll taxes and benefits		4,078	3,862	12,039	11,228
General and administrative		2,144	2,260	6,678	6,195
Marketing and advertising		336	106	456	269
	Total Operating Expenses	6,558	6,228	19,173	17,692
	OPERATING INCOME	11,741	10,805	34,896	31,308
OTHER INCOME (EXPENSE)
Transaction costs		(2,064)	-	(3,079)	-
Investment income, net		96	145	559	392
Other (expense)		(10)	(10)	(23)	(21)
	Total Other (Expense) Income	(1,978)	135	(2,543)	371
INCOME BEFORE INCOME TAX EXPENSE		9,763	10,940	32,353	31,679
INCOME TAX EXPENSE		3,767	4,150	12,464	11,999
	NET INCOME	$5,996	$6,790	$19,889	$19,680

EARNINGS PER SHARE
Basic		$0.15	$0.17	$0.50	$0.50
Diluted		$0.14	$0.16	$0.47	$0.48

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)
	(in thousands)
CASH FROM OPERATING ACTIVITIES:
Net income	$19,889	$19,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,062	698
Unrealized (gains) losses on short-term investments	(11)	14
Share-based compensation expense	1,941	1,589
Excess tax benefits from stock-based compensation	(600)	(359)
Deferred income taxes	300	29
Other, net	23	(62)
Changes in operating assets and liabilities:
Due from Humana	(3,751)	(11,393)
Prepaid expenses and other current assets	347	(641)
Other assets	111	(19)
Accounts payable	742	(139)
Accrued payroll and payroll taxes	(2,208)	931
Accrued expenses	712	591
Income taxes payable	88	(1,821)
Net cash provided by operating activities	18,645	9,098

CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES:
Capital expenditures	(3,162)	(383)
Release of escrow from sale of HMO subsidiary	-	1,400
Cash paid for physician practices acquired, net of cash acquired	(975)	-
Sale (purchase) of short-term investments	37,970	(3,125)
Net cash provided by/(used in) investing activities	33,833	(2,108)
CASH (USED IN) FINANCING ACTIVITIES:
Deferred financing costs	(1,760)	-
Repayments of long-term debt	(418)	(159)
Excess tax benefits from stock-based compensation	600	359
Reduction of restricted cash and investments	1,385	1,782
Stock issuance costs	(127)	-
Stock repurchases	(321)	(4,488)
Proceeds from exercise of stock options	(52)	697
Net cash (used in) financing activities	(693)	(1,809)
NET INCREASE IN CASH AND EQUIVALENTS	51,785	5,181
CASH AND EQUIVALENTS - beginning of period	10,596	6,795
CASH AND EQUIVALENTS - end of period	$62,381	$11,976

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuances of notes payable for physician practice acqusitions	$670	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Metropolitan Health Networks, Inc. and subsidiaries (referred to as “Metropolitan,” “the Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2011 or future periods.

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

NOTE 2 - ORGANIZATION AND BUSINESS ACTIVITY

Our business is focused on the operation of a provider services network (“PSN”) in the State of Florida.

As of September 30, 2011, the PSN operates under three network agreements with Humana (collectively, the “Humana Agreements”) pursuant to which the PSN is contracted to provide and manage, on a non-exclusive basis, healthcare services to Medicare beneficiaries in thirty Florida counties that have elected to receive benefits under a Humana Medicare Advantage HMO Plan (“Humana Plan Customers”).  Humana directly contracts with the Centers for Medicare & Medicaid Services (“CMS”), an agency of the United States Department of Health and Human Services, which administers the Medicare program.  Humana receives a monthly premium payment for each Humana Plan Customer. A Humana Participating Customer is a Humana Plan Customer who selects one of the PSN physicians as his or her primary care physician.

To provide and manage the care for each Humana Plan Customer, we utilize the medical practices owned by the PSN and we have also contracted directly or indirectly through Humana with medical practices, service providers, pharmacies and hospitals (collectively the “Affiliated Providers”).  For 28,000 Humana Participating Customers covered by two of the Humana Agreements, our PSN is responsible for the cost of all medical care provided.  For the 5,700 Humana Participating Customers covered by the remaining Humana Agreement, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers.  In return for providing and managing these healthcare services, the PSN receives a capitation fee from Humana that represents a substantial portion of the monthly premium Humana receives from CMS.

As of September 30, 2011, we had customers in 16 of the 30 Florida counties covered under the Humana Agreements.

Our PSN also has a network agreement with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage health plan in Florida wholly-owned by Humana, which permits us, on a non-exclusive basis, to provide and arrange for services to CarePlus customers in 22 Florida counties. As of September 30, 2011, approximately 700 CarePlus customers in 10 of these counties were covered under this agreement.  Commencing February 1, 2010, the PSN began to receive a capitation fee from CarePlus and assumed full responsibility for the cost of all medical services provided to each CarePlus customer who selected one of our PSN physicians as his or her primary care physician.  The capitation fee represents a substantial portion of the monthly premium CarePlus receives from CMS.  Prior to February 2010, the PSN received a fixed net administration fee from CarePlus and the PSN did not have any responsibility for the costs of the medical care provided to these customers.

As described in Note 3 - Acquisition of Continucare, on October 4, 2011, we completed the acquisition of Continucare Corporation (“Continucare”).  As the acquisition was completed after the end of our third fiscal quarter of 2011, the business and results of Continucare are not reflected in the foregoing description of our business or the financial statements included in this Quarterly Report on Form 10-Q.

NOTE 3 – ACQUISITION OF CONTINUCARE

On October 4, 2011, we completed the previously announced acquisition of Continucare Corporation. The acquisition was structured as a merger of our wholly-owned subsidiary, CAB Merger Sub, Inc. (“Merger Sub”), with and into Continucare (the “Merger”) in accordance with the terms of the Agreement and Plan of Merger (the “Agreement”), dated June 26, 2011.  As a result of the Merger, Continucare became a wholly-owned subsidiary of Metropolitan effective October 4, 2011.

The transaction created a company that provides care to over 68,000 Medicare Advantage, Medicaid and commercial customers. The combined companies own 33 primary care medical practices, an oncology practice, utilizes a network of more than 250 contracted, independent, primary care practices, and operates in 18 Florida counties, including the Miami, Ft. Lauderdale, West Palm Beach, Tampa and Daytona metropolitan areas.  In addition to Humana, the combined companies have Medicare Advantage risk and non-risk contracts with other plans as well as contracts with Medicaid plans.  We also acquired Continucare’s sleep diagnostic business which owns or manages over 70 locations in 15 states.

Upon consummation of the Merger, each outstanding share of Continucare common stock, other than any shares owned by Continucare or Metropolitan or any of their respective wholly owned subsidiaries, was converted into the right to receive $6.25 per share in cash and 0.0414 of a share of Metropolitan common stock. In addition, each issued and outstanding option to purchase Continucare common stock became fully vested and was cancelled in exchange for the right to receive an amount of cash equal to $6.45 less the per share exercise price of the option, subject to withholding taxes.  Metropolitan paid an aggregate of $405.5 million in cash and issued an aggregate of 2.5 million shares of its common stock to Continucare’s stockholders and option holders in consideration for their shares of Continucare common stock and options to purchase shares of Continucare common stock.  The total value of the transaction was $417.0 million, excluding transaction expenses and financing fees.  Immediately after the effective time of the Merger, the former stockholders of Continucare owned approximately 5.8% of our outstanding common stock.

Metropolitan is the acquiring company for United States Generally Accepted Accounting Principle purposes.  We will account for the transaction under the acquisition  method of accounting.  Under the acquisition method, the Merger consideration will be allocated among the fair values of the assets acquired and liabilities assumed based upon their estimated fair values as of October 4, 2011.  Any excess of the Merger consideration over the fair value of Continucare’s identifiable net assets will be recorded as goodwill.  In order to help us determine the fair values of the assets acquired and liabilities assumed, we have engaged a third party independent valuation specialist.  A preliminary allocation of the purchase price cannot be presented as the September 30, 2011 balance sheet for Continucare has not been finalized.  However, we anticipate that a substantial portion of this purchase price will be allocated to identifiable intangible assets and goodwill.

In the third quarter of 2011, we reclassified $1.0 million of transaction costs included in general and administrative expense in the second quarter of 2011 to other income and expense.

Our operating results for the three months ended September 30, 2011 include costs related to the pending transaction totaling $2.1 million. Transaction costs incurred through the nine months ended September 30, 2011 totaled $3.1 million.

Concurrently with the completion of the Merger, we entered into a First Lien Credit Agreement and a Second Lien Credit Agreement, each of which is described in greater detail below.  To fund the cash component of the purchase price, transaction expenses and financing costs, we used a total of $123.2 million of Continucare’s and our cash on hand at the acquisition date and borrowed a total of $315.0 million under the First Lien Credit Agreement and the Second Lien Credit Agreement.

First Lien Credit Facilities

On October 4, 2011, we entered into a senior secured credit agreement (the “First Lien Credit Agreement”) that provides for a $240 million senior secured first lien term loan facility (the “First Lien Term Loan Facility”) and a $40 million revolving credit facility (the “Revolving Loan Facility” and, together with the First Lien Term Loan Facility, the “First Lien Facilities”).

Subject to various terms and conditions, we may from time to time, borrow and repay funds under the Revolving Loan Facility until the maturity date of October 4, 2016.  The Revolving Loan Facility includes subfacilities for up to $15 million for letters of credit and $5 million for same day, “swingline” borrowings.  At the closing of the Merger, we borrowed $240 million under the First Lien Term Loan Facility. In addition, we terminated our $3.0 million secured one year commercial line of credit agreement and replaced it and Continucare’s existing letters of credits with letters of credit totaling approximately $4.6 million under the Revolving Loan Facility.  Upon termination of the secured line of credit, the $3.0 million restricted cash and investments were released.  On October 11, 2011, we borrowed $5 million under the Revolving Loan Facility.

The First Lien Facilities are guaranteed jointly and severally by substantially all of our existing and future subsidiaries (collectively, the “Guarantors”), and are secured by a first-priority security interest in substantially all of our and the Guarantors’ existing and future assets (the “Collateral”).

Borrowings under the First Lien Facilities bear interest at a rate per annum equal, at our option, LIBOR plus 5.5% or the Base Rate plus 4.5% for term loans, and LIBOR plus 5.0% or the Base Rate plus 4.0% for revolving loans.  The “LIBOR” rate is determined by reference to the London Interbank Offered Rate, subject to a minimum rate of 1.5%.  The “Base Rate” is determined by reference to the highest of (1) the Prime Rate quoted by the Wall Street Journal, (2) the applicable federal funds rate plus 0.50% and (3) LIBOR, subject to a minimum rate of 1.5%.  Upon the occurrence of certain events of default under the First Lien Credit Agreement, borrowings under the First Lien Facilities will automatically be subject to an additional 2% per annum interest charge and upon the occurence of certain other events of default may be subject to an additional 2% per annum interest charge.  We have elected the LIBOR rate for the First Lien Term Loan Facility and, as of October 4, 2011, the interest rate was 7.0%.  The interest rate on the Revolving Loan Facility at the date of borrowing was 6.5%.

Borrowings under the First Lien Term Loan Facility are subject to quarterly principal amortization at the following rates: 5.0% the first year, 7.5% the second year, 10.0% the third year, and 12.5% for each of the fourth and fifth years.  The balance of all borrowings under the First Lien Term Loan Facility is due and payable at maturity, October 4, 2016.

We may prepay the term loans or permanently reduce the revolver commitment under the First Lien Credit Facilities at any time without penalty.  We will also be required to make prepayments (subject to certain basket amounts and exceptions) equal to:

●
commencing in calendar year 2012, 75% of excess cash flow (defined as cash flow less scheduled principal and interest payments, cash taxes, and any increase in working capital, plus any decrease in working capital)  less any voluntary prepayments made during the applicable year, with a reduction to 50% based on achievement of a total leverage ratio (defined as the ratio of our aggregate outstanding indebtedness to our adjusted earnings before stock-based compensation, interest, taxes, depreciation and amortization) not exceeding 2.00x as of the last day of each year;

●
50% of the net proceeds from publicly offered equity issuances, with a reduction to 25% based on achievement of a senior leverage ratio (defined as the ratio of our aggregate outstanding indebtedness under the First Lien Credit Agreement to our adjusted earnings before stock-based compensation, interest, taxes, depreciation and amortization) not exceeding 1.25x as of the last day of the last fiscal quarter for which financial statements were required to be delivered under the First Lien Credit Agreement; and

●
100% of the net proceeds from asset sales, debt issuances (other than to the extent permitted under the First Lien Credit Agreement) and extraordinary receipts (collectively, the “Mandatory Prepayments”).

We expect to begin making excess cash flow payments in March 2013 related to calendar year 2012.

The First Lien Credit Agreement includes customary restrictive covenants, subject to certain basket amounts and exceptions, including covenants limiting our ability to incur or amend certain types of indebtedness and liens; merge with, make an investment in or acquire any property or assets of another company; make capital expenditures; pay cash dividends; repurchase shares of our outstanding stock; make loans; dispose of assets (including the equity securities of our subsidiaries) or prepay the principal on any subordinate indebtedness. Subject to certain terms and conditions, we have the right to make up to $15 million of stock repurchases during the term of the First Lien Facilities and the Second Lien Credit Agreement (the “Credit Facilities”), generally not to exceed $5 million in any year, and make up to $100 million of acquisitions, generally not to exceed $50 million in any one year. The First Lien Credit Agreement also requires us to maintain certain total leverage ratios (defined above), senior leverage ratios (defined above) and fixed charge coverage ratios (defined as the ratio of free cash flow to fixed charges (interest, scheduled principal payments, earnout, stock repurchases from officers, directors and employees) during the term of the agreement, tested quarterly.

The First Lien Credit Agreement includes the following items, among a variety of customary items, as events of default: the termination of any agreement that generates greater than 20% of our consolidated annual gross profit (unless replaced by a substantially similar agreement within thirty days), or the termination of any healthcare permits or any payment programs or reimbursement authorizations sponsored or maintained by any government payer, private insurer, or managed care plan, which could reasonably be expected to result in a material adverse effect (as defined in the First Lien Credit Agreement.)

The First Lien Credit Agreement also provides for an incremental term loan facility (the “Incremental Facility”), pursuant to which we may request that the lenders under the First Lien Credit Agreement (the “First Lien Lenders”), and potentially other lenders, provide an additional $50 million of term loans and/or revolving loans (the “Incremental Term Loans”) on terms substantially consistent with those provided under the First Lien Facilities. Among other things, the utilization of the Incremental Facility is conditioned on our ability to meet certain senior leverage ratios and a sufficient number of lenders expressing an interest in participating in the facility. Alternatively, and subject to a variety of more stringent terms and conditions, we may also request that the First Lien Lenders, and potentially other lenders, provide an additional $50 million of term loans on terms and conditions that are not substantially consistent with those provided under the First Lien Facilities.

Second Lien Credit Facility

On October 4, 2011, we also entered into a secured credit agreement (the “Second Lien Credit Agreement”) that provides for a $75 million, secured second lien term loan facility guaranteed jointly and severally by the Guarantors and secured by a second-priority interest in the Collateral.  As of the closing of the Merger, we had $75 million outstanding under the Second Lien Credit Agreement.

Borrowings under the Second Lien Credit Agreement bear interest equal to, at our option, LIBOR plus 11.75%, or the Base Rate plus 10.75%.  Under the Second Lien Credit Agreement the minimum LIBOR rate is equal to 1.75%.   Upon the occurrence of certain events of default under the Second Lien Credit Agreement, borrowings under the Second Lien Credit Agreement will automatically be subject to an additional 2% per annum interest charge and upon occurence of certain other events of default may be subject to an additional 2% per annum interest charge.  We have elected the LIBOR rate under the Second Lien Credit Agreement and, as of October 4, 2011, the interest rate was 13.5%.

Borrowings under the Second Lien Credit Agreement are generally due and payable on the maturity date, October 4, 2017.  Prior to the repayment of all borrowings under the First Lien Credit Agreement, we may not make any prepayments without the prior written consent of the First Lien Lenders.

To the extent a prepayment of borrowings under the Second Lien Credit Agreement is permitted, the payment is subject to the following charges:  5.0% if the prepayment is made between May 4, 2013 and October 3, 2013, 3.0% if the prepayment is made between October 4, 2013 and October 3, 2014 and 2.0% if the prepayment is made between October 4, 2014 and October 3, 2015.  For prepayments prior to May 4, 2013, we will be required to pay the estimated, discounted net present value of any interest payments that would have been required to have been made on or before May 4, 2013 and that are avoided by us as a result of the prepayment plus 5% of the principal amount prepaid.

After May 4, 2013, and provided all borrowings under the First Lien Credit Agreement have been repaid and the facility has been terminated, we will, subject to certain baskets and exceptions, be required to make Mandatory Prepayments to the lenders under the Second Lien Credit Agreement on substantially the same terms and conditions as Mandatory Prepayments are required under the First Lien Credit Agreement. Mandatory prepayments as a result of asset sales or debt or equity issuances will be subject to the prepayment charges described in the preceding paragraph.

The Second Lien Credit Agreement contains substantially the same negative covenants and financial covenants (other than senior leverage ratio) as the First Lien Credit Agreement, except that the permitted basket amounts in the Second Lien Credit Agreement are generally higher than under the First Lien Credit Agreement and the financial covenant ratios are 10-15% less restrictive than under the First Lien Credit Agreement.

The Second Lien Credit Agreement also contains substantially the same events of default as under the First Lien Credit Agreement, except that the thresholds included in the Second Lien Credit Agreement are generally higher than under the First Lien Credit Agreement. The Second Lien Credit Agreement includes a cross-acceleration provision (tied to any acceleration of the obligations under the First Lien Facilities) and a cross-default provision tied to the failure to make principal payments when due under the First Lien Credit Agreement.

Under the First Lien Credit Agreement and the Second Lien Credit Agreement, within ninety days of October 4, 2011, we are required to provide protection against fluctuations in interest rates with one or more financial institutions with respect to at least 50% of the aggregate principal amount of our consolidated Indebtedness subject to floating interest rates (other than Indebtedness incurred by us in connection with the Revolving Loan Commitments) for not less than a three year term.

NOTE 4 – PHYSICIAN PRACTICE ACQUISITIONS

In the first half of 2011, we completed the acquisitions of three practices with a total of 960 Medicare Advantage customers which, at December 31, 2010, had been included in the total number of Humana Participating Customers covered by the Humana Agreements.   The total purchase price for the three practices was $1.6 million, with a portion payable in cash at closing and the balance payable over the next 12 months.

The completed transactions have been accounted for under the acquisition method.  The purchase price of the practices has been allocated as follows (in thousands):

Property and equipment	$40
Identifiable intangible assets	82
Goodwill	1,523
$1,645

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2011, we adopted an amendment to the FASB Financial Accounting Standards Codification that requires the cost of professional liability claims or similar contingent liabilities to no longer be presented net of anticipated insurance recoveries.  Pursuant to this amendment, an entity that is indemnified for these liabilities shall recognize an insurance receivable at the same time that it recognizes the liability, measured on the same basis as the liability, subject to the need for a valuation allowance for uncollectible amounts.

At September 30, 2011, we have recorded this liability in accrued expenses and the estimated insurance recovery in prepaid expenses and other current assets in the September 30, 2011 condensed consolidated balance sheet.  The adoption of this amendment had no impact on our results of operations or cash flows in the third quarter or the first nine months of 2011.

 The FASB recently issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment, to simplify the current two-step goodwill impairment test in FASB Accounting Standards Codification® (ASC) 350-20, Intangibles – Goodwill and Other: Goodwill. The new guidance permits entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required.  We do not believe this update will have a significant effect on our financial statements.

NOTE 6 - REVENUE

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

We are periodically notified of the amount of any retroactive adjustments to the capitation fees paid to us based on the updated health status of our customers (known as a Medicare risk adjustment or “MRA” score).  The factors considered in this update include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program.  We record an estimate of the retroactive MRA capitation fee earned during the period.  We record any adjustment to this estimate at the time the information necessary to make the determination of the adjustment is available and the collectability of the amount is probable.  No retroactive MRA capitation fee receivable was recorded for the third quarter of 2011 or 2010.

At December 31, 2010, we recorded a $2.2 million receivable representing our estimate of the final retroactive MRA capitation fee for 2010.  In August 2011, we were notified that the final settlement was $1.0 million.  The difference of $1.2 million reduced revenue in the third quarter of 2011.  There was no material difference between the estimated final settlement for 2009 of $1.4 million and the final settlement that was received in the third quarter of 2010.

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

NOTE 7 - MEDICAL EXPENSE AND MEDICAL CLAIMS PAYABLE

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

We develop our estimated medical claims expense payable by using an actuarial process that is consistently applied.  The actuarial process develops a range of estimated medical claims expense payable and we record to the amount in the range that is our best estimate of the ultimate liability.  Each period, we re-examine the previously recorded medical claims expense payable estimate based on actual claim submissions and other changes in facts and circumstances. As the medical claims expense payable recorded in prior periods becomes more exact, we adjust the amount of the estimate, and include the change in estimate in medical claims expense in the period in which the change is identified.  In each reporting period, medical claims expense includes any change resulting from the effects of more completely developed medical claims expense payable estimates associated with previously reported periods. While we believe our estimated medical claims expense payable is adequate to cover future claim payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded. Medical claims expense payable is included in due from Humana in the accompanying condensed consolidated balance sheets.

Total medical expense is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Medical expense for the period, excluding prior period claims development	$76,357	$74,141	$233,862	$228,295
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	(1,992)	(11)	(3,281)	(523)
Total medical expense for the period	$74,365	$74,130	$230,581	$227,772

Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense in the reporting period.

At September 30, 2011, we determined that the range for estimated medical claims payable was between $24.0 million and $25.8 million and we recorded a liability equal to the actuarial mid-point of the range of $24.8 million.  Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

We assume responsibility for substantially all of the cost of all medical services provided to our customers.  To the extent that customers require more frequent or expensive care than was anticipated, the capitation fee we receive from Humana may be insufficient to cover the costs of care provided. When it is probable that expected future healthcare costs and maintenance costs will exceed the anticipated revenue on the agreement, we would recognize a premium deficiency liability in current operations.  Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as future operating losses under these contracts are charged to the liability previously established. There were no premium deficiency liabilities recorded at September 30, 2011 or December 31, 2010, and we do not anticipate recording a premium deficiency liability, except when unanticipated adverse events or changes in circumstances indicate otherwise.

NOTE 8 - PRESCRIPTION DRUG BENEFITS UNDER MEDICARE PART D

Through the Humana Agreements, we provide prescription drug benefits to our Medicare Advantage customers in accordance with the requirements of Medicare Part D. The benefits covered under Medicare Part D are in addition to the benefits covered by the PSN under Medicare Parts A and B.   Revenue for the provision of Part D insurance coverage is included in our monthly capitation fee payment from Humana.

The Part D payment we receive from Humana is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the estimated prescription drug benefit costs (“Estimated Costs”) to actual  prescription  drug benefit  incurred costs (the "Actual  Costs").  To the extent the Actual Costs exceed the Estimated Costs by more than the risk corridor, we may receive additional payments.  Conversely, to the extent the Estimated Costs exceed the Actual Costs by more than the risk corridor; we may be required to refund a portion of the Part D payment. We estimate and recognize an adjustment to revenue based upon pharmacy claims experience to date as if the contract to provide Part D coverage were to end at the end of each reporting period.  Accordingly, this estimate does not take into consideration projected future pharmacy claims experience.  It is reasonably possible that this estimate could change in the near term by an amount that could be material. Since these amounts represent additional revenue or revenue that is to be returned, any adjustment is recorded as an increase or decrease to revenue. The final settlement for the Part D program occurs in the subsequent year.  There were no prior period Part D settlement adjustments recorded in the third quarter or first nine months of 2011 or 2010.

NOTE 9 - MAJOR CUSTOMER

Revenue from Humana accounted for 99.4% and 99.6% of our total revenue in the third quarters of 2011 and 2010, respectively, and 99.5% and 99.6% of our total revenue in the first nine months of 2011 and 2010, respectively.

The Humana Agreements and/or any individual physician contract in our primary care physician network may be immediately terminated by Humana, upon written notice, (i) if the PSN and/or any of the PSN physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) if the PSN or any of its physicians fail to meet Humana’s credentialing or re-credentialing criteria; (iii) if the PSN or any of its physicians is excluded from participation in any federal healthcare program; (iv) if the PSN or any of its physicians engages in or acquiesces to any act of bankruptcy, receivership or reorganization; (v) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment), or (vi) in accordance with Humana’s policies and procedures. The PSN and Humana may also terminate two of the Humana Agreements covering a total of 24,400 customers upon 90 days prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement.  These two agreements, which have one-year terms and generally renew automatically each December 31, may also be terminated upon 180 days prior written notice of non-renewal by either party.  The Humana Agreement covering 9,300 customers has an initial five-year term expiring August 31, 2013 and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal period unless terminated upon 90 days written notice prior to the end of the applicable term.  After the initial five-year term, either party may terminate the agreement without cause by providing to the other party 120 days prior written notice.

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

	September 30,	December 31,
	2011	2010
	(in thousands)
Due from Humana	$38,744	$36,268
Due to Humana	(25,926)	(27,201)
Total due from Humana	$12,818	$9,067

In October 2011, we collected $8.0 million of the September 30, 2011 receivable.

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

NOTE 10 - INVESTMENTS

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

During the third quarter of 2011, we sold substantially all of our investments in order to fund the acquisition of Continucare.  Investments, which are recorded at fair value, are as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Cash and money market funds (Level 1)	$-	$996
United States government and agency securities (Level 2)	-	2,068
State and municipal bonds (Level 2)	991	29,705
Corporate bonds (Level 2)	-	6,180
Total Investments	$991	$38,949

For trading securities held at September 30, 2011 and December 31, 2010, the amount of cumulative unrealized gains was not significant.   In the third quarter of 2011and 2010, net realized and unrealized gains and losses were not significant.   Realized and unrealized gains for the first nine months of 2011 and 2010 were not significant.

Investment income includes interest and dividend income, as well as realized and unrealized gains and losses on trading securities and is recorded in investment income as earned. Dividend and interest income is recognized when earned.

NOTE 11 - INCOME TAXES

We applied an estimated effective income tax rate of 38.6% and 37.9% for the three months ended September 30, 2011 and 2010, respectively.  We applied an estimated effective income tax rate of 38.5% and 37.9% for the nine months ended September 30, 2011 and 2010, respectively.  Our effective income tax rate for 2010 was 38.2%

Certain transaction costs will not be deductible for tax purposes which will increase our effective tax rate in the fourth quarter of 2011.

We are subject to income taxes in the U.S. federal jurisdiction and the state of Florida.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.  The statute of limitations for the federal and Florida 2008 tax years will expire in the next twelve months.

NOTE 12 -  STOCKHOLDERS’ EQUITY

On May 2, 2011, the Board of Directors approved an increase in the number of shares authorized under our stock repurchase plan from 20 million to 25 million shares of common stock.  On June 26, 2011, the Board of Directors suspended the share repurchase program until August 23, 2011 when the shareholders of Continucare voted on and approved the Merger. We did not repurchase any stock during the three months ended September 30, 2011.  We repurchased 158,000 shares for an aggregate purchase price of $0.6 million during the three months ended September 30, 2010.  During the nine months ended September 30, 2011, we repurchased 71,000 shares of outstanding common stock for an aggregate purchase price of $0.3 million.  During the nine months ended September 30, 2010, we repurchased 1.9 million shares for an aggregate purchase price of $4.5 million.  From October 6, 2008 (the date of our first repurchases under the plan) through September 30, 2011, we repurchased 14.0 million shares and options to purchase 684,200 shares of our common stock for $28.3 million. The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.  As described in Note 3, we have the right to repurchase up to $15 million of stock during the term of the Credit Facilities, generally not to exceed $5 million in any year.

During the nine month periods ended September 30, 2011, we issued a total of 67,000 restricted shares of common stock to the non-management members of our Board of Directors. No shares were issued to the non-management members of our Board of Directors in the third quarter of 2011.  The restricted shares vest approximately twelve months from date of grant.  Compensation expense related to the restricted stock is being recognized ratably over the vesting period.

During the nine month period ended September 30, 2011, the Board of Directors approved the issuance of 248,000 restricted shares of common stock and options to purchase 815,000 shares of common stock to certain members of management.  No shares or options were issued during the third quarter of 2011.  The restricted shares and stock options vest in equal annual installments over a four year period from date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date. Compensation expense related to the restricted stock and options is being recognized ratably over the vesting period.

In October 2011, the Board of Directors awarded 84,000 restricted shares of common stock to certain members of senior management in connection with the consummation of the Merger with Continucare. The restricted shares vest in equal annual installments over a four year period from date of grant.  Compensation expense related to the restricted stock will be recognized ratably over the vesting period.

NOTE 13 - EARNINGS PER SHARE

Earnings per share, basic is computed using the weighted average number of common shares outstanding during the period.  Earnings per share, diluted is computed using the weighted average number of common shares outstanding during the period, adjusted for incremental shares attributed to outstanding options, convertible preferred stock and unvested shares of restricted stock.

Earnings per share, basic and diluted are calculated as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Basic	(in thousands, except per share amounts)
Net income	$5,996	$6,790	$19,889	$19,680
Less: Preferred stock dividend	(13)	(13)	(38)	(38)
Income available to common stockholders	$5,983	$6,777	$19,851	$19,642

Denominator:
Weighted average common shares outstanding	40,035	39,340	39,917	39,122
Earnings per share, basic	$0.15	$0.17	$0.50	$0.50

Diluted
Net income	$5,996	$6,790	$19,889	$19,680

Denominator:
Weighted average common shares outstanding	40,035	39,340	39,917	39,122
Common share equivalents of outstanding stock:
Convertible preferred stock	291	351	301	659
Restricted stock	528	551	547	481
Options	1,313	1,206	1,288	1,072
Weighted average common shares outstanding	42,167	41,448	42,053	41,334
Earnings per share, diluted	$0.14	$0.16	$0.47	$0.48

The following securities were not included in the computation of diluted earnings per share at September 30, 2011 and 2010 as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
Security Excluded From Computation	2011	2010	2011	2010
	(in thousands)
Stock options	797	199	657	384
Unvested restricted stock	-	24	74	161

NOTE 14 - CHAIRMAN AND CEO COMPENSATION

Effective April 23, 2010, all of the members of our Board of Directors, other than Mr. Michael Earley, our Chief Executive Officer (CEO), resigned from the Board and six new directors were subsequently appointed to fill these vacancies.  The new Board entered into an amended employment agreement with Mr. Earley.  As a result of this action, in the second quarter of 2010, we recorded a $415,000 reduction to payroll, payroll taxes and benefits for expenses that had been accrued pursuant to his resignation in the fourth quarter of 2010.  In addition, in April 2010, Mr. Earley was awarded options to purchase 216,800 shares of common stock and 72,300 restricted shares of common stock. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date.  Compensation expense related to the restricted stock and options is being recognized ratably over the vesting period.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

We are party to various legal proceedings which are ordinary and routine litigation incidental to our business.  We do not view any of these ordinary and routine legal proceedings as material.

Six putative class actions suits have been filed in connection with the acquisition of Continucare. Each of these suits alleges a claim against the members of the Continucare Board for breach of fiduciary duty and a claim against Continucare, Metropolitan, and Merger Sub for aiding and abetting the individual defendants’ alleged breach of fiduciary duty. The complaints in certain of these actions also allege that the disclosure contained in the Proxy Statement or Registration Statement on Form S-4 originally filed by us on July 11, 2011 regarding the pending Merger was inadequate.  All of the above-mentioned suits seek to enjoin the pending transaction between Continucare and Metropolitan and seek attorneys’ fees. Some suits also seek rescission and money damages.

On July 28, 2011 the Court entered an order consolidating all six actions (the "Consolidated Action") arising from the Metropolitan Health/Continucare proposed transaction, appointed a Lead Plaintiff, and a Plaintiff's Lead Counsel and a Liaison Counsel.  Following the Consolidated Action and Lead Plaintiff/Lead Counsel orders the parties engaged in limited expedited discovery.

The parties executed a Memorandum of Understanding ("MOU") on August 12, 2011 with Plaintiff's Lead Counsel regarding the settlement of the Consolidated Action.  In connection with the settlement, Continucare agreed to make certain additional disclosures to its shareholders, which are contained in a Form 8-K filed with the SEC on August 12, 2011.  Subject to the completion of certain confirmatory discovery by Plaintiff’s Lead Counsel, the MOU contemplates that the parties will enter into a stipulation of settlement.  The confirmatory discovery has been completed and the parties are in the process of drafting a stipulation of settlement.

The stipulation of settlement will be subject to customary conditions, including consummation of the Merger and court approval following notice to Continucare’s shareholders.  In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the court, will resolve and dismiss with prejudice all of the claims that were or could have been brought in the Consolidated Action, including all claims relating to the Merger transaction, the Merger Agreement, and any disclosure made in connection therewith.  In addition, the parties contemplate that Plaintiff’s Lead Counsel will petition the court for an award of attorneys’ fees and expenses to be paid by Continucare or its successor in an amount not to exceed $350,000.  Defendants have agreed not to oppose the request.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation.  In such event, the proposed settlement as contemplated by the MOU may be terminated.

Continucare, the director defendants, and Metropolitan vigorously deny all liability with respect to the facts and claims alleged in the lawsuits, and specifically deny that supplemental disclosure was required under any applicable rule, statute, regulation or law.  However, solely to avoid the risk of delaying or adversely affecting the Merger and the related transactions and to minimize the expense of defending the lawsuits, Continucare, its directors, and Metropolitan agreed to the potential settlement described above.

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

Specifically, this report contains forward-looking statements, including statements regarding the following topics:

●	our acquisition of Continucare pursuant to the Merger Agreement, including the anticipated benefits of the Merger;

●	the ability of our provider services network (the “PSN”) to renew those Humana Agreements (as defined below) with one-year renewable terms and maintain all of the Humana Agreements on favorable terms;

●	the factors that we believe may mitigate the impact of anticipated premium reductions;

●	our ability to reach, and the terms and timing of, a final settlement with respect to the Consolidated Action;

●	our plans to expand operations into Escambia and Santa Rosa counties pursuant to an exclusive contract with Humana;

●	our plans to open a new primary care practice in Port St. Lucie, Florida in the 4th quarter of 2011;

●	our ability to make, and the expected timing of, payments on our Credit Facilities;

●	our ability to make reasonable estimates of Medicare retroactive capitation fee adjustments;

●	our ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for estimated medical expenses payable;

●
our ability to enter, and the expected timing of entry into an interest rate protection agreement prior to January 4, 2012 to mitigate the impact of significant changes in the LIBOR rate under our Credit Facilities;

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

●	the potential for diversion of management time and resources in seeking to integrate Continucare’s operations;

●	our potential failure to retain key employees of Continucare;

●
the impact of our significantly increased levels of indebtedness as a result of the Merger on our funding costs, operating flexibility and ability to fund ongoing operations with additional borrowings, particularly in light of ongoing volatility in the credit and capital markets;

●	the potential for dilution to our shareholders as a result of the Merger;

●	our ability to operate pursuant to the terms of our debt obligations;

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

We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements unless otherwise required by law.

BACKGROUND

We operate a provider services network (the “PSN”), through which we provide and arrange for medical care primarily to Medicare Advantage beneficiaries in the State of Florida who have enrolled in health plans primarily operated by Humana, Inc. or its subsidiaries (“Humana”), one of the largest participants in the Medicare Advantage program in the United States.  We operate the PSN through our wholly-owned subsidiary, Metcare of Florida, Inc.  As of September 30, 2011, the PSN operated in 16 Florida counties and provided healthcare benefits to approximately 34,400 Medicare Advantage beneficiaries. To provide and manage care, we utilize medical practices owned by the PSN and we also contract directly or indirectly through Humana with medical practices, service providers, pharmacies and hospitals (collectively the “Affiliated Providers”).  The PSN’s owned medical practices also provide primary care to several thousand non-Humana Participating Customers for which we are paid on a fee-for-service basis.

Acquisition of Continucare

On October 4, 2011, we completed the previously announced acquisition of Continucare Corporation (“Continucare”) and Cab Merger Sub, Inc., a Florida corporation and a wholly owned subsidiary of Metropolitan (“Merger Subsidiary”), providing for the merger of Continucare with Merger Subsidiary.    As the acquisition was completed after the end of our third fiscal quarter of 2011, the business and results of Continucare are not reflected in the foregoing description of our business or the financial statements included in this Quarterly Report on Form 10-Q.  The acquisition was structured as a merger of our wholly-owned subsidiary, CAB Merger Sub, Inc. (“Merger Sub”), with and into Continucare (the “Merger”) in accordance with the terms of the Agreement and Plan of Merger, dated June 26, 2011.  As a result of the Merger, Continucare became a wholly-owned subsidiary of Metropolitan effective October 4, 2011.

The transaction created a company that provides care to over 68,000 Medicare Advantage, Medicaid and commercial customers. The combined companies own 33 primary care medical practices, an oncology practice, utilizes a network of more than 250 contracted, independent, primary care practices, and operates in 18 Florida counties, including the Miami, Ft. Lauderdale, West Palm Beach, Tampa and Daytona metropolitan areas.  In addition to Humana, the combined companies have Medicare Advantage risk and non-risk contracts with other providers as well as contracts with Medicaid plans.  We also acquired Continucare’s sleep diagnostic business which owns or manages over 70 locations in 15 states.

Upon consummation of the Merger, each outstanding share of Continucare common stock, other than any shares owned by Continucare or Metropolitan or any of their respective wholly owned subsidiaries, was converted into the right to receive $6.25 per share in cash and 0.0414 of a share of Metropolitan common stock. In addition, each issued and outstanding option to purchase Continucare common stock became fully vested and was cancelled in exchange for the right to receive an amount of cash equal to $6.45 less the per share exercise price of the option, subject to withholding taxes.  Metropolitan paid an aggregate of $405.5 million in cash and issued an aggregate of 2.5 million shares of its common stock to Continucare’s stockholders and option holders in consideration for their shares of Continucare common stock and options to purchase shares of Continucare common stock.  The total value of the transaction was $417.0 million, excluding expenses and financing fees.  Immediately after the effective time of the Merger, the former stockholders of Continucare owned approximately 5.8% of our outstanding common stock.

Concurrently with the completion of the Merger, we entered into a First Lien Credit Agreement and a Second Lien Credit Agreement, each of which is described in greater detail below.  To fund the cash component of the purchase price, transaction expenses and financing costs, we used a total of $123.2 million of Continucare’s and our cash on hand at the acquisition date and borrowed a total of $315.0 million under the First Lien Credit Agreement and the Second Lien Credit Agreement.

First Lien Credit Facility

On October 4, 2011, we entered into a senior secured credit agreement (“The First Lien Credit Agreement”) that provides for a $240 million senior secured first lien term loan facility (the “First Lien Term Loan Facility”) and a $40 million revolving credit facility (the “Revolving Loan Facility” and, together with the First Lien Term Loan Facility, the “First Lien Facilities”).

Subject to various terms and conditions, we may from time to time, borrow and repay funds under the Revolving Loan Facility until the maturity date, October 4, 2016.  The Revolving Loan Facility includes subfacilities for up to $15.0 million for letters of credit and $5.0 million for same day, “swingline” borrowings.  At the closing of the Merger we borrowed $240 million under the First Lien Term Loan Facility. In addition, we terminated our $3.0 million secured one year commercial line of credit agreement and replaced it and Continucare’s existing letters of credits with letters of credit totaling approximately $4.6  million under the Revolving Loan Facility.  Upon termination of the secured line of credit, the $3.0 million restricted cash and investments were released.  On October 11, 2011, we borrowed $5.0 million under the Revolving Loan Facility.

The First Lien Facilities are guaranteed jointly and severally by substantially all of our existing and future subsidiaries (collectively, the “Guarantors”, and are secured by a first-priority security interest in substantially all of our and the Guarantors’ existing and future assets (the “Collateral”).

Borrowings under the First Lien Facilities bear interest at a rate per annum equal, at our option, LIBOR plus 5.5% or the Base Rate plus 4.5% for term loans, and LIBOR plus 5% or the Base Rate plus 4% for revolving loans.  The “LIBOR” rate is determined by reference to the London Interbank Offered Rate, subject to a minimum rate of 1.5%.  The “Base Rate” is determined by reference to the highest of (1) the “Prime Rate” quoted by the Wall Street Journal, (2) the applicable federal funds rate plus 0.50% and (3) LIBOR, subject to a minimum rate of 1.5%.  Upon the occurrence of certain events of default under the First Lien Credit Agreement, borrowings under the First Lien Facilities will automatically be subject to an additional 2% per annum interest charge, and upon the occurrence of certain other events of default, may be subject to an additional 2% per annum interest charge.  We have selected the LIBOR rate for the First Term Lien Facilities.  We have elected the LIBOR rate for the First Lien Facilities and, as of October 4, 2011, the interest rate under the First Lien Term Facility was 7.0% and under the Revolving Loan Facility was 6.5%.

Borrowings under the First Lien Term Loan Facility are subject to quarterly principal amortization at the following rates: 5.0% the first year, 7.5% the second year, 10.0% the third year, and 12.5% on each of the fourth and fifth years.  The balance of all borrowings under the First Lien Facility is due and payable at maturity, October 4, 2016.  We may prepay the term loans or permanently reduce the revolver commitment under the First Lien Credit Facilities at any time without penalty. We may be require“d to make prepayments (subject to certain basket amounts and exceptions) equal to:

●
commencing in calendar year 2012, 75% of excess cash flow (defined as cash flow less scheduled principal and interest payments, cash taxes, and any increase in working capital, plus any decrease in working capital) less any voluntary prepayments made during the applicable year, with a reduction to 50% based on achievement of a total leverage ratio (defined as the ratio of Metropolitan’s aggregate outstanding indebtedness to its adjusted earnings before stock-based compensation, interest, taxes, depreciation and amortization) not exceeding 2.00x as of the last day of each year;

●
50% of the net proceeds from publicly offered equity issuances, with a reduction to 25% based on achievement of a senior leverage ratio (defined as the ratio of Metropolitan’s aggregate outstanding indebtedness under the First Lien Credit Agreement to its adjusted stock-based compensation, earnings before interest, taxes, depreciation and amortization) not exceeding 1.25x as of the last day of the last fiscal quarter for which financial statements were required to be delivered under the First Lien Credit Agreement; and

●
100% of the net proceeds from asset sales, debt issuances (other than to the extent permitted under the First Lien Credit Agreement) and extraordinary receipts (collectively, the “Mandatory Prepayments”).

We expect to begin making excess cash flow payments in March 2013 related to calendar year 2012.

The First Lien Credit Agreement includes customary restrictive covenants, subject to certain basket amounts and exceptions, including covenants limiting our ability to incur or amend certain types of indebtedness and liens; merge with, make an investment in or acquire any property or assets of another company; make capital expenditures; pay cash dividends; repurchase shares of its outstanding stock; make loans; dispose of assets (including the equity securities of its subsidiaries) or prepay the principal on any subordinate indebtedness.   Subject to certain terms and conditions, we have the right to make up to $15 million of stock repurchases during the term of the Credit Facilities, generally not to exceed $5 million in any year, and make up to $100 million of acquisitions, generally not to exceed $50 million in any one year.   The First Lien Credit Agreement also requires Metropolitan to maintain certain total leverage ratios (defined above), senior leverage ratios (defined above) and fixed charge coverage ratios (defined as the ratio of free cash flow to fixed charges (interest, scheduled principal payments, earnout, stock repurchases from officers, directors and employees)) during the term of the agreement, tested quarterly.

The First Lien Credit Agreement includes the following items, among a variety of customary items, as events of default: the termination of any agreement that generates greater than 20% of our consolidated annual gross profit (unless replaced by a substantially similar agreement within thirty days), or the termination of any healthcare permits or any payment programs or reimbursement authorizations sponsored or maintained by any government payer, private insurer, or managed care plan, which could reasonably be expected to result in a material adverse effect (as defined in the First Lien Credit Agreement).

The First Lien Credit Agreement also provides for an incremental term loan facility (the “Incremental Facility”), pursuant to which Metropolitan may request that the First Lien Lenders, and potentially other lenders, provide an additional $50 million of term loans and/or revolving loans (the “Incremental Term Loans”) on terms substantially consistent with those provided  under the First Lien Facilities. Among other things, the utilization of the Incremental Facility is conditioned on Metropolitan’s ability to meet certain senior leverage ratios and a sufficient number of lenders expressing an interest in participating in the facility.  Alternatively and subject to a variety of more stringent terms and conditions, we may also request that the First Lien Lenders, and potentially other lenders, provide an additional $50 million of term loans on terms and conditions that are not substantially consistent with those provided under the First Lien Facilities.

Second Lien Credit Facility

On October 4, 2011, we also entered into a secured credit agreement (the “Second Lien Credit Agreement”) that provides for a $75 million secured second lien term loan facility guaranteed jointly and severally by the Guarantors and secured by a second-priority interest in the Collateral.  As of the closing of the Merger, we had $75 million outstanding under the Second Lien Credit Agreement.

Borrowings under the Second Lien Credit Agreement bear interest at a rate per annum equal to, at our option, LIBOR plus 11.75% or the Base Rate plus 10.75%.  Under the Second Lien Credit Agreement the minimum LIBOR rate is equal to 1.75%.  Upon the occurrence of certain events of default under the Second Lien Credit Agreement, borrowings under the Second Lien Credit Agreement will automatically be subject to an additional 2% per annum interest charge and upon the occurence of certain other events of default may be subject to an additional 2% per annum interest charge.  We have elected the LIBOR rate under the Second Lien Credit Agreement and as of October 4, 2011 the interest rate was 13.5%.

Borrowings under the Second Lien Credit Agreement are generally due and payable on the maturity date, October 4, 2017.  Prior to the repayment of all borrowings under the First Lien Credit Agreement, we may not make any prepayments without the prior consent of the First Lien Lenders.

To the extent a prepayment of borrowings under the Second Lien Credit Agreement is permitted, the payment is subject to the following charges:  5.0% if the prepayment is made between May 4, 2013 and October 3, 2013, 3.0% if the prepayment is made between October 4, 2013 and October 3, 2014 and 2.0% if the prepayment is made between October 4, 2014 and October 3, 2015.  For prepayments prior to May 4, 2013, we will be required to pay the estimated, discounted net present value of any interest payments that would have been required to have been made on or before May 4, 2013 and that are avoided by us as a result of the prepayment plus 5% of the principal amount prepaid.

After May 4, 2013, and provided all borrowings under the First Lien Credit Agreement have been repaid and the facility has been terminated, we will, subject to certain basket amounts and exceptions, be required to make Mandatory Prepayments to the Second Lien Lenders on substantially the same terms and conditions as Mandatory Prepayments are required under the First Lien Credit Agreement.  Mandatory prepayments as a result of asset sales or debt or equity issuances will be subject to the prepayment charges described in the preceding paragraph.

The Second Lien Credit Agreement contains substantially the same negative covenants and financial covenants (other than the senior leverage ratio) as the First Lien Credit Agreement, except that the permitted basket amounts in the Second Lien Credit Agreement are generally higher than under the First Lien Credit Agreement and the financial covenants ratios are 10-15% less restrictive than under the First Lien Credit Agreement.

The Second Lien Credit Agreement also contains substantially the same events of default as under the First Lien Credit Agreement, except that (i) the thresholds included in the Second Lien Credit Agreement are generally higher than under the First Lien Credit Agreement, and (ii) the Second Lien Credit Agreement includes a cross-acceleration provision (tied to any acceleration of the obligations under the First Lien Facilities) as well as a cross-default provision tied to the failure to make principal payments when due under the First Lien Credit Agreement.

Under the First Lien Credit Agreement and the Second Lien Credit Agreement, within ninety days of October 4, 2011, we are required to provide protection against fluctuations in interest rates with one or more financial institutions with respect to at least 50% of the aggregate principal amount of our consolidated Indebtedness subject to floating interest rates (other than Indebtedness incurred by us in connection with the Revolving Loan Commitments) for not less than a three year term.

Our credit agreements are subject to various risks.  The information in this section should be read in connection with the risk factors referenced in Part II, “Item 1A. Risk Factors” of this Current Report on Form 10-Q.

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

For the 28,000 Humana Participating Customers covered by two of the network agreements, our PSN is responsible for the cost of all medical care provided. For the remaining 5,700 Humana Participating Customers covered by the remaining network agreement, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers. To the extent the costs of providing such medical care are less than the related fees received from Humana; our PSN generates a gross profit.  Conversely, if total medical expense exceeds the fees received from Humana, our PSN experiences a deficit in gross profit.

For the Humana Agreements covering 18,700 customers, Humana has agreed that it will not, with the exception of one existing service provider, enter into any new global risk agreements for Humana’s Medicare Advantage HMO products and the PSN has agreed that it will not enter into any global, full or limited risk contracts with respect to Medicare Advantage customers with any non-Humana Medicare Advantage HMO or provider sponsored organization in the defined service area.

With respect to four counties in which we have approximately 7,600 customers, unless otherwise agreed to in writing by Humana, the PSN is restricted from entering into any risk contract with any other Medicare Advantage plan through December 31, 2013.

The Humana Agreements and/or any individual physician contracts in our primary care physician network may be immediately terminated by Humana, upon written notice, (i) if the PSN and/or any of its physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) if the PSN or any of its physicians fail to meet Humana’s credentialing or re-credentialing criteria; (iii) if the PSN or any of its physicians is excluded from participation in any federal healthcare program; (iv) if the PSN or any of its physicians engages in or acquiesces to any act of bankruptcy, receivership or reorganization; (v) if Humana loses its authority to do business in total or as to any limited segment or business (but only to that segment), or (vi) in accordance with Humana’s policies and procedures. The PSN and Humana may terminate two of the Humana Agreements covering a total of  24,400 customers upon 90 days prior written notice (with a 60 day opportunity to cure, if possible) in the event of the other's material breach of the applicable Humana Agreement.  These two agreements, which have one-year terms and generally renew automatically each December 31, may also be terminated upon 180 days prior written notice of non-renewal by either party.  The Humana Agreement covering 9,300 customers has an initial five-year term expiring August 31, 2013 and will renew automatically for additional one-year periods upon the expiration of the initial term and each renewal period unless terminated upon 90 days written notice prior to the end of the applicable term.  After the initial five-year term, either party may terminate the agreement without cause by providing to the other party 120 days prior written notice.

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

In the third quarter of 2011 and 2010 and for the nine months ended September 30, 2011 and 2010, substantially all of our revenue was earned through our contracts with Humana.

Our Agreement with CarePlus

Our PSN also has a network agreement with CarePlus Health Plans, Inc. (“CarePlus”), a Medicare Advantage health plan in Florida wholly owned by Humana, which permits us, on a non-exclusive basis, to provide and arrange for services to CarePlus customers in 22 Florida counties.  At September 30, 2011, approximately 700 CarePlus customers in 10 of these counties were covered under this agreement.  Commencing February 1, 2010, the PSN began to receive a capitation fee from CarePlus and assumed full responsibility for the cost of all medical services provided to each CarePlus customer who selected one of our PSN physicians as his or her primary care physician (a “CarePlus Participating Customer”).  The capitation fee represents a substantial portion of the monthly premium CarePlus receives from CMS.  Prior to February 2010, the PSN received a fixed administration fee from CarePlus and the PSN did not have any responsibility for the costs of the medical care provided to these customers.

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

Business Initiatives

Market Expansion and Growth

We acquired Continucare Corporation on October 4, 2011, which increased our customer base by approximately 34,000 customers.

During the third quarter of 2011, we added approximately 425 new Humana Participating Customers.  These additional customers were previously cared for by other Humana risk providers.

Beginning in January 2012, we expect to expand operations into Escambia and Santa Rosa counties in Florida’s panhandle under a mutually exclusive contract with Humana’s Medicare Advantage plan.  We expect to open a new primary care practice in Port St. Lucie, Florida in the fourth quarter of 2011.

Patient Centered Medical Home Certification

Ten of our owned primary care practices and our owned oncology practice have been recognized by the National Committee for Quality Assurance (“NCQA”) as a National Physician Practice Connections® — Patient-Centered Medical Home™ (PPC®-PCMH™).

The patient center medical home is an approach to provide comprehensive medical care.  Under this approach, care is delivered through a physician-led healthcare team which utilizes information technology and evidence-based medicine to enhance communication and customer access, improve clinical outcomes, and ensure continuity and coordination of care, thereby adding value to the healthcare consumer.  We believe that our approach to care is philosophically and operationally aligned with the PCMH principles.

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

Healthcare Reform Legislation in 2010

The United States’ healthcare system, including the Medicare Advantage Program, is subject to a broad array of new laws and regulations as a result of the Patient Protection and Affordable Care Act, which became law on March 23, 2010 and was shortly thereafter amended by the Healthcare and Education Reconciliation Act of 2010, which became law on March 30, 2010 (collectively, the “Reform Acts”).  The Reform Acts are considered by some to be the most dramatic change to the country’s healthcare system in decades.  This legislation made significant changes to the Medicare program and to the health insurance market overall.  Among other things, the new laws limit Medicare Advantage payment rates, stipulate a prescribed minimum ratio for the amount of premium revenues to be expended on medical costs by regulated entities, such as insurance companies, gives the Secretary of Health and Human Services the ability to deny Medicare Advantage plan bids that propose significant increases in cost sharing or decreases in benefits, and make certain changes to Medicare Part D.  Because substantially all of our revenue is directly or indirectly derived from reimbursements generated by Medicare Advantage health plans, any changes that limit or reduce Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

Summary

Net income for the third quarter of 2011 was $6.0 million compared to $6.8 million in the third quarter of 2010, a decrease of $0.8 million or 11.8%.  Net income for the third quarter of 2011 was reduced by the $1.3 million after tax effect of transaction costs related to the acquisition of Continucare.

Basic and diluted earnings per share were $0.15 and $0.14, respectively, for the third quarter of 2011 and $0.17 and $0.16, respectively for the third quarter of 2010.  The after tax impact of the Continucare transaction costs reduced basic and diluted earnings per share by $0.03 in 2011.

Third quarter revenue increased to $92.7 million in 2011 from $91.2 million in 2010, an increase of $1.5 million or 1.6%.   The increase in revenue is primarily attributable to an increase in the average risk scores of the customers we serve and was partially offset by a reduction in the final retroactive MRA premium receivable for 2010 of $1.2 million and the decrease in customer months during the period.  We believe the increase in risk scores primarily reflects our continuing efforts to assure that our customers are properly diagnosed and assigned the appropriate Medicare risk score.

Total medical expense for the third quarter of 2011 was $74.4 million compared to $74.1 million in the third quarter of 2010, an increase of $0.3 million or 0.4%.  The increase in total medical expense in the third quarter of 2011 is primarily due to increased utilization, medical cost inflation, and the additional cost of the practices acquired in the first nine months of 2011.  These increases were partially offset by $2.0 million of favorable prior period medical claims development in the third quarter of 2011, as well as the impact of the decrease in customer months during the third quarter of 2011.

Our gross profit was $18.3 million in the third quarter of 2011 as compared to $17.0 million for the same quarter in 2010, an increase of $1.3 million or 7.6%.

Our medical expense ratio (“MER”), which is computed by dividing total medical expense by revenue, was 80.3% in the third quarter of 2011 compared to 81.3% in the third quarter of 2010.

Operating expenses increased to $6.6 million in the third quarter of 2011 as compared to $6.2 million for the same period in 2010, an increase of $0.4 million or 6.5%.

We expensed $2.1 million of transaction costs in the third quarter of 2011 that are associated with our acquisition of Continucare.

Income before income taxes in the third quarter of 2011 was $9.8 million compared to of $10.9 million in the third quarter of 2010.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services as of September 30, 2011 and 2010 and (ii) the aggregate customer months for the third quarter of both 2011 and 2010.  Customer months are the aggregate number of months of healthcare services we have provided to customers during a period of time.

2011		2010		Percent Decrease in Customer
Customers at End of Period	Customer Months For Period	Customers at End of Period	Customer Months For Period	Months Between Periods
34,400	102,600	35,000	105,200	-2.5%

During the third quarter of 2011, we added approximately 425 new Humana Participating Customers.  These additional customers were previously cared for by other Humana risk providers.  This increase was offset by the net effect of other new enrollments, disenrollments, deaths, customers moving from the covered areas, or customers transferring to another physician practice.

Revenue

The following table provides a breakdown of our sources of revenue:

	Three Months Ended September 30,		$ Increase	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands, except PCPM amounts)
PSN revenue from Humana	$92,072	$90,819	$1,253	1.4%
PSN fee-for-service revenue	592	344	248	72.1%
Total revenue	$92,664	$91,163	$1,501	1.6%

Revenue PCPM	$903	$867	$36	4.2%

The PSN’s most significant source of revenue during the third quarter of both 2011 and 2010 were the capitation fees generated pursuant to the Humana Agreements (the “Humana Related Revenue”).  The increase in our Humana Related Revenue and our per customer per month (“PCPM”) revenue in 2011 resulted primarily from an increase in the average risk score of our customers.

Capitation fees paid to us are retroactively adjusted based on the updated health status of our customers (known as a Medicare Risk Adjustment or “MRA”).  We record an estimate of the retroactive MRA capitation fee earned during the period.  We record any adjustment to this estimate at the time the information necessary to make the determination of the adjustment is available and the collectability of the amount is probable. No retroactive MRA capitation fee receivable was recorded for the third quarter of 2011 or 2010.

In the third quarter of 2011, we were notified of the final retroactive MRA premium increase for services provided in 2010. We received $1.0 million as compared to the $2.2 million estimate we had recorded at December 31, 2010.  The $1.2 million difference reduced revenue and income before income taxes for the three months ended September 30, 2011.

In the third quarter of 2010, we were notified of the final retroactive MRA premium increase for services provided in 2009. The amount we received was not materially different from the $1.4 million estimate we recorded at December 31, 2009.

Fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers in our owned medical practices.   In the third quarter of 2011, we saw an increase in the volume of our fee-for-service customers due to an increase in the number of medical practices we own.

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

We develop our estimated medical expenses payable by using an actuarial process that is consistently applied.  The actuarial process develops a range of estimated medical expenses payable and we record to the amount in the range that is our best estimate of the ultimate liability.  Each period, we re-examine the previously recorded medical claims expense payable estimate based on actual claim submissions and other changes in facts and circumstances. As the medical claims payable expense recorded in prior periods becomes more exact, we adjust the amount of the estimate, and include the change in estimate in medical expense in the period in which the change is identified.  In each reporting period, medical claims expense includes any change resulting from the effects of more completely developed medical claims expense payable estimates associated with previously reported periods. While we believe our estimated medical expenses payable is adequate to cover future claim payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded.  Medical claims expense payable is included in due from Humana in the condensed consolidated balance sheet.

Total medical expense and the medical expense ratio (“MER”) are as follows:

			$
	Three Months Ended September 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands, except PCPM amounts)
Medical expense for the period, excluding prior period claims development	$76,357	$74,141	$1,726	2.3%
(Favorable) prior period medical claims development in current period based on actual claims submitted	(1,992)	$(11)	(1,491)
Total medical expense for period	$74,365	$74,130	$235	0.3%

Medical Expense Ratio for period	80.3%	81.3%

Medical Expense PCPM	$725	$705	$20	2.8%

Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense, and MER in the reporting period.

The reported MER is also impacted by changes to revenue estimates.  Retroactive adjustments of prior periods’ capitation fees that are recorded in the current period impact the MER of that period.  If the retroactive adjustment increases revenue this reduces the MER for the period.  Conversely, if the retroactive adjustment reduces revenue, the MER for the period is higher.  These retroactive adjustments include, among other things, the retroactive mid-year and annual MRA capitation fee adjustments and settlement of Part D program capitation fees.

Because the Humana and CarePlus Agreements provide that the PSN is financially responsible for all medical services provided to the Humana Participating Customers, medical claims expense includes the cost of medical services provided to Humana Participating Customers by non-Affiliated Providers.

The increase in total medical expense in the third quarter of 2011 as compared to the third quarter of 2010 is due to a $1.0 million increase in the costs of operating our owned medical practices, offset by a $0.8 million decrease in medical claims expense. Medical claims expense for the third quarter of 2011 was decreased by favorable prior period medical claims development of $2.0 million.  The increase in our medical claims costs and our PCPM increase in medical expense excluding prior period claims development is due primarily to an increase in utilization of medical services by our customers and medical cost inflation, partially offset by a decrease in customer months.  Medical claims expense was $69.4 million or 93.3% of our total medical expense in the third quarter of 2011.  For the third quarter of 2010, $70.2 million or 94.7% of our total medical expenses were attributable to medical claims expense.  The balance of our total medical expense is associated with operating our owned medical practices.

Medical practice costs include the operating costs and the salaries, payroll taxes and benefits of the health professionals and staff of our owned medical practices.  Medical practice costs were $4.9 million of our total medical expenses in the third quarter of 2011 as compared to $3.9 million in the third quarter of 2010.  The increase is due primarily to the operating costs of the practices acquired during the first half of 2011.

Adjusted from prior period medical claims development, our MER would have been 82.4% and 81.3% for the quarter ended September 30, 2011 and 2010, respectively.

A change in either revenue or medical expense of approximately $1.1 million would impact the consolidated MER by 1% in the third quarter of 2011.  A change of approximately $1.0 million would impact the consolidated MER by 1% in the third quarter of 2010.

At September 30, 2011, we determined that the range for estimated medical claims payable was between $24.0 million and $25.8 million and we recorded a liability equal to the actuarial mid-point of the range of $24.8 million.  Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Operating Expenses

	Three Months Ended September 30,		$ Increase	%
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Payroll, payroll taxes and benefits	$4,078	$3,862	$216	5.6%
General and administrative	2,144	2,260	(116)	-5.1%
Marketing and advertising	336	106	230	217.0%
Total operating expenses	$6,558	$6,228	$330	5.3%

Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salaries and related costs associated with our corporate executive and administrative and support personnel.  The increase in payroll, payroll taxes and benefits in the 2011 period over the 2010 period is due primarily to an increase in stock-based compensation expense.

General and Administrative

General and administrative expenses remained relatively flat between the third quarter of 2011 and the third quarter of 2010.

Marketing and Advertising

Marketing and advertising costs increased in the third quarter of 2011 compared to the third quarter of 2010 as we began our advertising campaign in connection with the open enrollment period.  We expect that our marketing and advertising expense will continue to increase in the fourth quarter as we continue our open enrollment advertising campaign.

Other Income (Expense)

During the third quarter of 2011, we incurred transaction costs related to the Continucare acquisition of $2.1 million. During the third quarter of 2011 and 2010, we recognized investment income of $0.1 million.  Realized and unrealized gains were not significant in the third quarter of 2011 or 2010

Income taxes

Our effective income tax rate was 38.6% and 37.9 % in the third quarter of 2011 and 2010, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

Summary

Net income for the nine months ended September 30, 2011 was $19.9 million compared to $19.7 million for the nine months ended September 30, 2010, an increase of $0.2 million or 1.0%.  Net income in the 2011 period was reduced by the $1.9 million after tax effect of  transaction costs that were expensed in connection with the acquisition of Continucare.

Basic and diluted earnings per share the nine months ended September 30, 2011 were $0.50 and $0.47, respectively.  This compares to basic earnings per share of $0.50 and diluted earnings per share of $0.48 for the same period in 2010.  The after tax effect of the Continucare transaction costs reduced basic and diluted earnings per share by $0.05 in 2011.

Revenue increased to $284.7 million in the first nine months of 2011 from $276.8 million for the same period in 2010, an increase of $7.9 million or 2.9%.   The increase in revenue is primarily attributable to an increase in the average risk scores of the customers we serve and was partially offset by  a reduction in the final estimated retroactive MRA premium receivable for 2010 of $1.2 million and the decrease in customer months.

Total medical expense for the nine months ended September 30, 2011 was $230.6 million compared to $227.8 million for the nine months ended September 30, 2010, an increase of $2.8 million or 1.2%.  The increase in total medical expense for the nine months ended September 30, 2011 is primarily due to an increase in utilization, medical cost inflation and the additional cost of the practices acquired in the first half of 2011.  These increases were partially offset by $3.3 million of favorable prior period claims development for the nine months ended September 30, 2011, as compared to favorable prior period medical claims development of $0.5 million for the nine months ended September 30, 2010 and the decrease in customer months.

Our gross profit was $54.1 million for the nine months ended September 30, 2011 as compared to $49.0 million for the same period in 2010, an increase of $5.1 million or 10.4%.

Our MER was 81.0% for the nine months ended September 30, 2011 compared to 82.3% for the nine months ended September 30, 2010.

Operating expenses increased to $19.2 million for the nine months ended September 30, 2011 as compared to $17.7 million for the same period in 2010, an increase of $1.5 million or 8.5%.

We expensed $3.1 million of transaction costs in the nine months ended September 30, 2011 that are associated with our acquisition of Continucare.

Income before income taxes for the nine months ended September 30, 2011 was $32.4 million compared to $31.7 million for the nine months ended September 30, 2010.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services as of September 30, 2011 and 2010 and (ii) the aggregate customer months for the nine month periods ended September 30, 2011 and 2010.  Customer months are the aggregate number of months of healthcare services we have provided to customers during a period of time.

2011		2010		Percent Decrease in Customer
Customers at End of Period	Customer Months For Period	Customers at End of Period	Customer Months For Period	Months Between Periods
34,400	307,600	35,000	317,400	-3.1%

The decrease in total customer months for the nine months ended September 30, 2011 as compared to the same period in 2010 is primarily a result of the net effect of new enrollments and disenrollments, deaths, customers moving from the covered areas or customers transferring to another physician practice.

Revenue

The following table provides a breakdown of our sources of revenue:

	Nine Months Ended September 30		$ Increase	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands, except PCPM amounts)
PSN revenue from Humana	$283,290	$275,596	$7,694	2.8%
PSN fee-for-service revenue	1,360	1,176	184	15.6%
Total revenue	$284,650	$276,772	$7,878	2.8%

Revenue PCPM	$925	$872	$53	6.1%

The PSN’s most significant source of revenue during the nine month period ended September 30, 2011 and 2010 was the Humana Related Revenue.  The increase in our PCPM revenue in 2011 resulted primarily from an increase in the average risk score of our customers.

In the third quarter of 2011, we were notified of the final retroactive MRA premium increase for services provided in 2010. We received $1.0 million as compared to the $2.2 million estimate we had recorded at December 31, 2010.  The $1.2 million difference reduced revenue and income before income taxes for the nine months ended September 30, 2011.

In the third quarter of 2010, we were notified of the final retroactive MRA premium increase for services provided in 2009. The amount we received was not materially different from the $1.4 million estimate we recorded at December 31, 2009.

Fee-for-service revenue represents amounts earned from medical services provided to non-Humana customers in our owned medical practices.   The increase in our fee-for-service revenue between the nine month periods ended September 30, 2011 and 2010 is primarily a result of an increase in the volume of our fee-for-service customers due to an increase in the number of medical practices we own.

Total Medical Expense

Total medical expense and the MER are as follows:

	Nine Months Ended September 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(dollars in thousands, except PCPM amounts)
Medical expense for the period, excluding prior period claims development	$233,862	$228,295	$5,567	2.4%
(Favorable) prior period medical claims development in current period based on actual claims submitted	(3,281)	(523)	(2,758)
Total medical expense for period	$230,581	$227,772	$2,809	1.2%

Medical Expense Ratio for period	81.0%	82.3%

Medical Expense PCPM	$750	$718	$32	4.5%

The increase in total medical expense for the nine months ended September 30, 2011 as compared to the same period of 2010 is due to increases in medical claims expense of $0.7 million and medical practice costs of $2.1 million.  An increase in utilization and medical cost inflation were the primary reasons for the increase in our medical claim costs and our PCPM increase in medical expense. The impact of these items was reduced by a difference in favorable prior period medical claims development of $3.3 million and a decrease in customer months. Approximately $216.6 million or 93.9% of our total medical expense for the nine months ended September 30, 2011 is attributable to medical claims expense.  For the nine month period ended September 30, 2010, $216.0 million or 94.8% of our total medical expenses were attributable to medical claims expense.  The balance of our total medical expense is associated with operating our owned medical practices.

Medical practice costs were $14.0 million of our total medical expenses for the nine months ended September 30, 2011 as compared to $11.8 million for the nine months ended September 30, 2010.  The increase is due primarily to the operating costs of practices acquired in the first half of 2011.

Adjusted for favorable prior period medical claims development, our MER would have been 82.2% for the nine months ended September 30, 2011 and 82.5% for the nine months ended September 30, 2010.

A change in either revenue or medical expense of approximately $3.3 million would impact the consolidated MER by 1% for the nine months ended September 30, 2011.  A change of approximately $3.1 million would impact the consolidated MER by 1% for the nine months ended September 30, 2010.

Operating Expenses

	Nine Months Ended September 30,		Increase	%
	2011	2010	(Decrease)	Change
	(dollars in thousands)
Payroll, payroll taxes and benefits	$12,039	$11,228	$811	7.2%
General and administrative	6,678	6,195	483	7.8%
Marketing and advertising	456	269	187	69.5%
Total operating expenses	$19,173	$17,692	$1,481	8.4%

Payroll, Payroll Taxes and Benefits

Our payroll related expenses in 2010 included the reversal of $0.4 million of severance pay for our CEO that had been accrued prior to the replacement of our Board of Directors and the amendment of our CEO’s employment agreement.  Excluding this item, our payroll related expenses would have increased by $0.4 million in the nine months ended September 30, 2011 relative to the same period in 2010.  This increase in 2011 is primarily due to an increase of $0.3 million in stock-based compensation and a $0.1 million increase in health insurance costs.

General and Administrative

The increase in general and administrative expenses in the 2011 period over the 2010 period is due primarily due to an increase in depreciation expense of $0.3 million and a $0.2 million increase in physician recruitment costs.

Marketing and Advertising

Marketing and advertising costs increased in the 2011 period compared to the 2010 period as we began our advertising campaign in connection with the open enrollment period.  We expect that our marketing and advertising expense will continue to increase in the fourth quarter of 2011 as we continue our open enrollment advertising campaign.

Other Income (Expense)

During the nine months ended September 30, 2011, we incurred transaction costs related to the Continucare acquisition of $3.1 million.  We realized investment income of $0.6 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively. Realized and unrealized gains and losses were not significant for the nine months ended September 30, 2011 or 2010.

Income taxes

Our effective income tax rate was 38.5% and 37.9% for the nine months ended September 30, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at September 30, 2011 and December 31, 2010 totaled $63.4 million and $49.5 million, respectively.  As of September 30, 2011, we had working capital of $71.9 million as compared to working capital of $54.2 million at December 31, 2010, an increase of $17.7 million or 32.7%.   Our total stockholders’ equity was $89.7 million at September 30, 2011 and $67.8 million at December 31, 2010.

On October 4, 2011, we completed the previously announced acquisition of Continucare.  The total value of the transaction was $417.0 million, excluding transaction expenses and financing fees.  Concurrent with the completion of the Merger, we entered into a First Lien Credit Agreement and a Second Lien Credit Agreement, described in greater detail in the “BACKGROUND – Acquisition of Continucare.” section of this Form 10-Q.  To fund the cash component of the purchase price, transaction expenses and financing costs we used a total of $123.2 million of Continucare’s and our cash and borrowed a total of $315.0 million under the First Lien Credit Agreement and the Second Lien Credit Agreement. Certain transaction costs will not be deductible for tax purposes which will increase our effective tax rate in the fourth quarter of 2011.

Borrowings under the First Lien Term Loan Facility are subject to quarterly principal amortization at the following rates: 5.0% the first year, 7.5% the second year, 10.0% the third year, and 12.5% for each of the fourth and fifth years.  The balance of all borrowings under the First Lien Term Loan Facility is due and payable on the maturity date of October 4, 2016.

Commencing in calendar year 2012, we will be required to pay our First Lien Lenders 75% of our excess cash flow (defined as cash flow less scheduled principal and interest payments, cash taxes, and any increase in working capital, plus any decrease in working capital) less any voluntary prepayments made during the applicable year, with a reduction to 50% based on achievement of a total leverage ratio (defined as the ratio of Metropolitan’s aggregate outstanding indebtedness to its adjusted earnings before stock-based compensation, interest, taxes, depreciation and amortization) not exceeding 2.00x as of the last day of each year.  We expect to begin making excess cash flow payments in March 2013 related to calendar year 2012.

Within ninety days of October 4, 2011, we are required to provide protection against fluctuations in interest rates with one or more financial institutions with respect to at least 50% of the aggregate principal amount of our consolidated Indebtedness subject to floating interest rates (other than Indebtedness incurred by us in connection with the Revolving Loan Commitments) for not less than a three year term.

On October 11, 2011, we borrowed $5.0 million under the Revolving Credit Facility.

In October 2008, our Board of Directors established a stock repurchase program that now, due to various amendments, authorizes the repurchase of up to a total of 25 million shares of common stock. In the first nine months of 2011, we repurchased 71,000 shares of common stock for an aggregate of $0.3 million.  From October 6, 2008 (the date of our first repurchases under the plan) through September 30, 2011, we have repurchased 14.0 million shares and options to purchase 684,200 shares of our common stock for $28.3 million. The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements. We have the right to repurchase $15 million of stock during the term of the Credit Facilities, generally not to exceed $5 million in any year.

At September 30, 2011, we had $0.7 million of current and long-term debt related to the acquisition of physician practices.

During the first nine months of 2011, our cash and equivalents increased $51.8 million. Net cash provided by operating activities during this period was $18.4 million. The most significant source of cash from operating activities was net income of $19.9 million.  Our net income was reduced by approximately $3 million of non-cash expense including disposition of and amortization of stock based compensation.  Our primary uses of cash for expenses were offset by an increase in due from Humana of $3.8 million and a decrease of accrued payroll and payroll taxes of $2.2 million.

The due from Humana account is used to record the net amount due to us as a result of normal activity between Humana and us.  These transactions include, among other things, capitation fees due to us from Humana, retroactive capitation fee payments due to us from Humana, claim payments made by Humana on our behalf, and estimated medical claims expense payable.  The increase in the due from Humana in the third quarter of 2011 to $12.8 million substantially relates to an increase in the next month’s payment due to us from Humana.  At June 30, 2011, the due from Humana was $18.4 million. This increase was partially affected by collection of $9.5 million of retroactive MRA capitation fees for the six months ended June 30, 2011 as well as $1.0 million of retroactive MRA capitation fees for the year ended December 31, 2010. These collections were offset by customary accruals. The amount due from Humana at September 30, 2011 is generally collected over the next three to nine months in the normal course of business.  We are not aware of any material amounts in dispute with Humana.  We collected $8.0 million of this receivable in October 2011.

Net cash provided by investing activities during the nine months ended September 30, 2011 was $34.0 million. The most significant source of cash from investing activities was the sale of short-term investments of $38.0 million, which was partially offset by capital expenditures of $3.0 million. Prior to September 30, 2011, we sold substantially all of our short-term investments to generate the cash required for the Continucare acquisition.

Net cash used in financing activities during the nine months ended September 30, 2011 was $0.7 million. The most significant source of cash from financing activities was the reduction of restricted cash and investments of $1.4 million, which was offset by deferred financing costs incurred of $1.8 million.

On October 4, 2011, we terminated our $3.0 million secured one year commercial line of credit agreement and replaced it with a letter of credit under the Revolving Loan Facility. Upon the termination of the secured line of credit, the $3.0 million restricted cash and investments were released.

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

Interest Rate Risk

We monitor the third-party depository institutions that hold our cash, cash equivalents and investments. We diversify our cash, cash equivalents and investments among counterparties and investment positions to reduce our exposure to any one of these entities or investments.  Our emphasis is primarily on safety of principal while maximizing yield on those funds. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including U.S. Treasury securities, municipal bonds and corporate debt. Our investments are classified as trading securities. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, the value of our investments and/or our income from investments may decrease in the future.  Our interest rate risk relative to our investments has decreased significantly with the sale of substantially all our investments in the third quarter of 2011.

The interest rate on the Company’s borrowings under the Credit Agreements can fluctuate based on both the interest rate option (i.e., base rate or Eurodollar rate plus applicable margins) and the interest period. As of October 31, 2011, the total amount of outstanding debt subject to interest rate fluctuations was $355 million. A hypothetical 100 basis point change in LIBOR as of the date of the Agreement would have no impact on interest expense due to the LIBOR floor contained in the Credit Agreement.  We anticipate entering into an interest rate derivative prior to January 4, 2012 to mitigate the impact of any interest rate risk associated with our Credit Facilities.

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue and EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired.  We also consider the market value of our own stock and those of companies similar to ours.   At September 30, 2011, we believe our intangible assets are recoverable; however, changes in the economy, the business in which we operate, and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM  4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended September 30, 2011.

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

On July 28, 2011, the court entered an order consolidating all six actions (the “Consolidated Action”) arising from the Metropolitan Health/Continucare proposed transaction, appointed Fuller as Lead Plaintiff and the law firm of Levi & Korinsky LLP as Plaintiff's Lead Counsel and Julie Vinale, Esq. as Liaison Counsel.  Following the consolidation and Lead Plaintiff/Lead Counsel orders the parties engaged in limited expedited discovery.

The parties engaged in arms-length negotiations, which resulted in the execution of a Memorandum of Understanding ("MOU") on August 12, 2011 with Plaintiff's Lead Counsel regarding the settlement of the Consolidated Action.  In connection with the settlement, Continucare agreed to make certain additional disclosures to its shareholders, which are contained in a Form 8-K filed with the SEC on August 12, 2011.  Subject to the completion of certain confirmatory discovery by Plaintiff’s Lead Counsel, the MOU contemplates that the parties will enter into a stipulation of settlement.  The confirmatory discovery has been completed and the parties are in the process of drafting a stipulation of settlement.

The stipulation of settlement will be subject to customary conditions, including consummation of the Merger and court approval following notice to Continucare’s shareholders.  In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the court, will resolve and dismiss with prejudice all of the claims that were or could have been brought in the Consolidated Action, including all claims relating to the Merger transaction, the Merger agreement, and any disclosure made in connection therewith.  In addition, the parties contemplate that Plaintiff’s Lead Counsel will petition the court for an award of attorneys’ fees and expenses to be paid by Continucare or its successor in an amount not to exceed $350,000.  Defendants have agreed not to oppose the request.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation.  In such event, the proposed settlement as contemplated by the MOU may be terminated.

Continucare, the director defendants, and Metropolitan vigorously deny all liability with respect to the facts and claims alleged in the lawsuits, and specifically deny that supplemental disclosure was required under any applicable rule, statute, regulation or law.  However, solely to avoid the risk of delaying or adversely affecting the Merger and the related transactions and to minimize the expense of defending the lawsuits, Continucare, its directors, and Metropolitan agreed to the potential settlement described above.

ITEM  1A.  RISK FACTORS

There have not been any material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as supplemented by our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.   Our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, under the heading “Item 1A. RISK FACTORS - Risks Related to the Combined Companies if the Merger is Completed”, specifically identifies risks we will face with the completion of our acquisition of Continucare, including risks associated with our new credit facilities.

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We have a stock repurchase plan pursuant to which our Board of Directors authorized us to repurchase shares of our common stock.  On May 2, 2011, the Board of Directors increased the number of shares of common stock authorized under the stock repurchase plan by 5.0 million shares, thereby increasing the total shares that may be acquired under the plan to 25.0 million.  There are 10.3 million common shares yet be repurchased under the plan at October 30, 2011. The plan does not have a scheduled expiration date.

Under the First and Second Lien credit Facilities we have the right to make up to $15 million of stock repurchases during the term of the Credit Facilities, generally not to exceed $5 million in any year.

ITEM  6.  EXHIBITS

3.1	Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Schema Document***
101.CAL	XBRL Calculation Linkbase Document***
101.LAB	XBRL Label Linkbase Document***
101.PRE	XBRL Presentation Linkbase Document***
101.DEF	XBRL Definition Linkbase Document***

----------------------------------
*      filed herewith
**    furnished herewith
***  The interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

METROPOLITAN HEALTH NETWORKS, INC.

Date: November 2, 2011	/s/ Michael M. Earley
Michael M. Earley
Chief Executive Officer

/s/ Robert J. Sabo
Robert J. Sabo
Chief Financial Officer
(Principal Finance and Accounting Officer)