Form 10-K
period 2011-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 2012-03-06
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number:  0-28456

METROPOLITAN HEALTH NETWORKS, INC.
 (Exact name of registrant as specified in its charter)

Florida	65-0635748
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

777 Yamato Road, Suite 510 Boca Raton, FL.	33431
(Address of principal executive offices)	(Zip Code)

(561) 805-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share	New York Stock Exchange
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
Yes [X]                      No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]                      No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”  “accelerated filer” and “smaller reporting company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]No  [X]

As of June 29, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $196,807,000 based on the closing sale price as reported on the NYSE Amex for that day.   This calculation has been performed under the assumption that all directors, officers and stockholders who own more than 10% of our outstanding voting securities are affiliates of the Company.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17 , 2012
Common Stock, $.001 par value per share	43,759,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the 2012 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

METROPOLITAN HEALTH NETWORKS, INC.

FORM 10-K
For the Year Ended
December 31, 2011

TABLE OF CONTENTS

GENERAL

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “Metropolitan” or the “Company” refer to Metropolitan Health Networks, Inc. and its consolidated subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the discussion under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K may include certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements with respect to anticipated future operations and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation.  We intend such statements to be covered by the safe harbor provisions for forward-looking statements created thereby.  These statements involve known and unknown risks and uncertainties, such as our plans, objectives, expectations and intentions, and other factors that may cause us, or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.  Many of these factors are listed in Item 1A “Risk Factors” and elsewhere in this Form 10-K.

In some cases, you can identify forward-looking statements by statements that include the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “may,” “should,” “believe,” “seek” or other similar expressions.

Specifically, this report contains forward-looking statements, including statements regarding the following topics:

●
the ability of our provider services network (“PSN”), acting through our contracting subsidiaries, to renew its agreements with the health plans operated by Humana, Inc. and its subsidiaries (“Humana”), United Healthcare of Florida, Inc. (“United”), Vista Healthplan of South Florida, Inc. and its affiliated companies a subsidiary of Coventry Health Care, Inc. (“Coventry”), and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare,” and, together with Humana, United and Coventry, the “Contracting HMOs”) that have renewable one-year terms, and to maintain all of its agreements with Contracting HMOs on favorable terms;

●
our ability to increase the number of customers assigned to us by the Contracting HMOs (“Participating Customers”) using our PSN, either within our current geographic markets or in additional markets, and our ability to realize the benefits of any such increases, including the anticipated benefits of economies of scale;

●	the anticipated benefits of our acquisition of Continucare Corporation (“Continucare”);

●	our intention to sell the sleep diagnostic business that we acquired in the Continucare acquisition, and the expected timing and proceeds of such sale;

●	our expectation that the percentage of revenues generated from Contracting HMOs, relative to Humana, will increase;

●	the factors that we believe may mitigate the impact of anticipated premium reductions;

●
our ability to make, and the expected timing of, payments on our senior secured first lien credit agreement (the “First Lien Credit Agreement”) and our senior secured second lien credit agreement (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Facilities”);

●	our ability to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for estimated medical expenses payable; and

●	our ability to make reasonable estimates of Medicare retroactive capitation fee adjustments.

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.  The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

●
our ability to integrate the operations of Continucare or any other entity, if any, that we may acquire in the future, and to realize any anticipated revenues, economies of scale, cost synergies or productivity gains in connection with our acquisition of Continucare and any other entity, if any, that we may acquire in the future, including the potential for unanticipated issues, expenses and liabilities associated with those acquisitions and the risk that Continucare or such other acquired entity fails to meet its expected financial and operating targets;

●	the potential for diversion of management time and resources in seeking to integrate Continucare’s operations;

●	our potential failure to retain key employees of Continucare;

●
the impact of our significantly increased levels of indebtedness entered into in connection with the acquisition of Continucare on our funding costs, operating flexibility and ability to fund ongoing operations with additional borrowings, particularly in light of ongoing volatility in the credit and capital markets;

●	the potential for dilution to our shareholders as a result of our acquisition of Continucare;

●	our ability to operate pursuant to the terms of our debt obligations and to meet all financial covenants;

●	reductions in premium payments to Medicare Advantage plans;

●	the loss of, or a material negative amendment, to any of our significant contracts;

●	disruptions in the PSN’s or any Contracting HMO’s healthcare provider network;

●	failure to receive accurate and timely revenue, claim, membership and other information from the Contracting HMOs;

●	our ability to sell the sleep diagnostic business;

●	future legislation and changes in governmental regulations;

●	increased operating costs;

●	reductions in government funding of the Medicare program and changes in the political environment that may affect public policy and have an adverse impact on the demand for our services;

●	the impact of Medicare Risk Adjustments on payments we receive from Contracting HMOs;

●	the impact of the Medicare prescription drug plan on our operations;

●	general economic and business conditions;

●	increased competition;

●	the relative health of our Participating Customers;

●	changes in estimates and judgments associated with our critical accounting policies;

●	federal and state investigations;

●	our ability to successfully recruit and retain key management personnel and qualified medical professionals; and

●	impairment charges that could be required in future periods.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report unless otherwise required by law.

PART I

ITEM 1	DESCRIPTION OF BUSINESS

Overview

Our primary business is the operation of the PSN through our wholly owned subsidiaries, Metcare of Florida, Inc. and Continucare, the latter of which we acquired on October 4, 2011.  See “Acquisition of Continucare” below. The PSN provides and arranges for the provision of healthcare services to Medicare Advantage and Medicaid beneficiaries in the State of Florida.  At December 31, 2011, we operated the PSN through our 33 wholly-owned primary care practices, a wholly owned oncology practice, and contracts with almost 450  independent primary care practices (each an “IPA”).  As of December 31, 2011, the PSN operated in 18 Florida counties, including the Miami, Ft. Lauderdale, West Palm Beach, Tampa and Daytona metropolitan areas.  On January 1, 2012, the PSN began operations in Escambia and Santa Rosa counties in Florida’s panhandle region under a mutually exclusive arrangement with Humana’s Medicare Advantage plan.

Prior to the acquisition of Continucare, substantially all of our revenue was derived from Medicare Advantage health plans operated by Humana, one of the largest participants in the Medicare Advantage program in the United States.  As a result of the acquisition of Continucare, we now have managed care agreements under the Medicare Advantage and Medicaid programs and with commercially insured customers with several other health maintenance organizations (“HMOs”).  Our most significant managed care agreements continue to be Medicare Advantage plan agreements with Humana.  For the year ended December 31, 2011, 94.2%, of our revenue was earned through our contracts with Humana.   As a result of the acquisition, we also have agreements with United, Coventry and Wellcare as well as other HMOs.  We anticipate that our percentage of revenue from these payers will increase in 2012 when we will realize a full year of revenue from these agreements.

Our agreements with these HMOs are primarily risk agreements under which we receive for our services a monthly capitated fee with respect to the Participating Customers.  The capitated fee is a significant percentage of the premium that the HMOs receive from the Centers for Medicare and Medicaid Services (“CMS”) of the United States Department of Health and Human Services (“HHS”) for Medicare and the State of Florida for Medicaid with respect to the subject Participating Customers.  In return, we assume full financial responsibility for the provision of all necessary medical care to such Participating Customers, even for services we do not provide directly.  We also have non-risk agreements with these HMOs under which we receive a monthly fee based on the number of Participating Customers for which we are providing services and, under certain of these agreements, we also receive a percentage of the surplus generated, as determined by the respective contract. The fees and our portion of the surplus are recorded as revenue in the period in which services are provided.

As of December 31, 2011, we were responsible for providing or arranging for the provision of healthcare services to or for approximately 63,400 Participating Customers on a risk basis and approximately 8,300 Participating Customers on a non-risk basis.  We also provide services to non-Participating Customers on a fee-for- service basis.

Since the acquisition of Continucare, we have operated a sleep diagnostic business which operates and manages over 70 sleep diagnostic centers in 15 states.  On February 27, 2012, the Board of Directors approved a plan to sell the sleep diagnostic business in 2012.

We were incorporated under the laws of the State of Florida in 1996.  Our corporate headquarters are located at 777 Yamato Road, Suite 510, Boca Raton, Florida 33431. Our corporate website is www.metropolitanhealthnetworks.com. Information contained on our website is not incorporated by reference into this report and we do not intend the information on or linked to our website to constitute part of this report. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports on our website, free of charge, to individuals interested in acquiring such reports. The reports can be accessed at our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The public may read and copy these materials at the SEC’s public reference room at 100 F Street, N.E., Washington D.C. 20549 or on their website at http://www.sec.gov. Questions regarding the operation of the public reference room may be directed to the SEC at 1-800-732-0330.

Acquisition of Continucare

On October 4, 2011, we completed the acquisition of Continucare.  The acquisition was structured as a merger of our wholly-owned subsidiary, CAB Merger Sub, Inc. (“Merger Sub”), with and into Continucare (the “Merger”) in accordance with the terms of the Agreement and Plan of Merger, dated June 26, 2011.  As a result of the Merger, Continucare became our wholly-owned subsidiary effective October 4, 2011.  The business and results of Continucare are reflected in our financial results from the date of acquisition.

At the date of acquisition, Continucare provided and managed care for approximately 36,400 Participating Customers through its 19 medical centers and contracted IPAs.  Continucare also operated a sleep diagnostic business.   Substantially all of its revenues were derived from managed care agreements with four HMOs, Humana, United, Coventry and Wellcare.  As of October 4, 2011, Continucare provided services to or for approximately 28,000 Participating Customers on a risk basis and approximately 8,400 Participating Customers on a non-risk basis.  Prior to the acquisition, substantially all of Continucare’s 2011 revenue was generated by providing services to Medicare-eligible and Medicaid-eligible Participating Customers under such risk arrangements.

Upon consummation of the Merger, each outstanding share of Continucare common stock, other than any shares owned by Continucare or us or any of their or our respective wholly owned subsidiaries, was converted into the right to receive $6.25 per share in cash and 0.0414 of a share of our common stock. In addition, each issued and outstanding option to purchase Continucare common stock became fully vested and was cancelled in exchange for the right to receive an amount of cash equal to $6.45 less the per share exercise price of the option, subject to withholding taxes.  We paid an aggregate of $404.4 million in cash and issued an aggregate of 2.5 million shares of our common stock to Continucare’s stockholders and option holders in consideration for their shares of Continucare common stock and options to purchase shares of Continucare common stock.  The total value of the transaction was $415.9 million, excluding expenses and financing fees.  Immediately after the effective time of the Merger, the former stockholders of Continucare owned 5.8% of our outstanding common stock.

Concurrently with the completion of the Merger, we entered into the First Lien Credit Agreement and the Second Lien Credit Agreement, each of which is described in greater detail below.  To fund the cash component of the purchase price, transaction expenses and financing costs, we and Continucare used a total of $143.2 million of cash and borrowed a total of $315.0 million under the First Lien Credit Agreement and the Second Lien Credit Agreement.

First Lien Credit Facility

The First Lien Credit Agreement  provides for a $240.0 million senior secured first lien term loan facility (the “First Lien Term Loan Facility”) and a $40.0 million revolving credit facility (the “Revolving Loan Facility” and, together with the First Lien Term Loan Facility, the “First Lien Facilities”).

Subject to various terms and conditions, we may from time to time, borrow and repay funds under the Revolving Loan Facility until the maturity date, October 4, 2016.  The Revolving Loan Facility includes subfacilities for up to $15.0 million for letters of credit and $5.0 million for same day, “swingline” borrowings.  At the closing of the Merger, we borrowed $240.0 million under the First Lien Term Loan Facility.  In addition, we terminated our $3.0 million secured one-year commercial line of credit agreement and replaced it and Continucare’s existing letters of credit with letters of credit totaling approximately $4.6 million under the Revolving Loan Facility.  Upon termination of the secured line of credit, the restricted cash and investments securing the one-year commercial line of credit agreement were released.  At December 31, 2011, we had borrowed $5.0 million under the Revolving Loan Facility.  The entire amount was repaid in January 2012.

The First Lien Facilities are guaranteed jointly and severally by substantially all of our existing and future subsidiaries (collectively, the “Guarantors”), and are secured by a first-priority security interest in substantially all of our and the Guarantors’ existing and future assets (the “Collateral”).

Borrowings under the First Lien Facilities bear interest at a rate per annum equal, at our option, to LIBOR plus 5.5% or the Base Rate plus 4.5% for term loans, and LIBOR plus 5.0% or the Base Rate plus 4.0% for revolving loans.  The “LIBOR” rate is determined by reference to the London Interbank Offered Rate, subject to a minimum rate of 1.5%.  The “Base Rate” is determined by reference to the highest of (1) the “Prime Rate” quoted by the Wall Street Journal, (2) the applicable federal funds rate plus 0.50% and (3) LIBOR, subject to a minimum rate of 1.5%.  Upon the occurrence of certain events of default under the First Lien Credit Agreement, borrowings under the First Lien Facilities will automatically be subject to an additional 2.0% per annum interest charge and, upon the occurrence of certain other events of default, may be subject to an additional 2.0% per annum interest charge  We have elected the LIBOR rate for the First Lien Facilities and, as of December 31, 2011, the interest rate under the First Lien Term Facility was 7.0% and under the Revolving Loan Facility was 6.5%.

Borrowings under the First Lien Term Loan Facility are subject to quarterly principal amortization at the following rates: 5.0% of the $240.0 million the first year, 7.5% the second year, 10.0% the third year, and 12.5% on each of the fourth and fifth years.  The balance of all borrowings under the First Lien Facility is due and payable at maturity, October 4, 2016.  We may prepay the term loans or permanently reduce the revolver commitment under the First Lien Credit Facilities at any time without penalty.  We may also be required to make prepayments (subject to certain basket amounts and exceptions) equal to:

●
annually, commencing for the year ended December 31, 2012 and each year thereafter, 75.0% of the annual excess cash flow (defined as cash flow less scheduled principal and interest payments, cash taxes, and any increase in working capital, plus any decrease in working capital) less any voluntary prepayments made during the applicable year, with a reduction to 50.0% based on achievement of a total leverage ratio (defined as the ratio of our aggregate outstanding indebtedness to our adjusted earnings before stock-based compensation, interest, taxes, depreciation and amortization) not exceeding 2.00x as of the last day of each year within 10 days of filing the annual financial statement;

●
50.0% of the net proceeds from publicly offered equity issuances, with a reduction to 25.0% based on achievement of a senior leverage ratio (defined as the ratio of our aggregate outstanding indebtedness under the First Lien Credit Agreement to our adjusted stock-based compensation, earnings before interest, taxes, depreciation and amortization) not exceeding 1.25x as of the last day of the last fiscal quarter for which financial statements were required to be delivered under the First Lien Credit Agreement; and

●
100% of the net proceeds from asset sales, debt issuances (other than to the extent permitted under the First Lien Credit Agreement) and extraordinary receipts, as defined (collectively, the “Mandatory Prepayments”).

We expect to begin making excess cash flow payments in March 2013 related to calendar year 2012.

The First Lien Credit Agreement includes customary restrictive covenants, subject to certain basket amounts and exceptions, including covenants limiting our ability to incur or amend certain types of indebtedness and liens; merge with, make an investment in or acquire any property or assets of another company; make capital expenditures; pay cash dividends; repurchase shares of our outstanding stock; make loans; dispose of assets (including the equity securities of our subsidiaries); or prepay the principal on any subordinate indebtedness.   Subject to certain terms and conditions, we have the right to make up to $15.0 million of stock repurchases during the term of the Credit Facilities, generally not to exceed $5.0 million in any year, and make up to $100.0 million of acquisitions, generally not to exceed $50.0 million in any one year.   The First Lien Credit Agreement also requires us to maintain certain total leverage ratios (defined above), senior leverage ratios (defined above) and fixed charge coverage ratios (defined as the ratio of our free cash flow to our fixed charges (interest, scheduled principal payments, earnout, stock repurchases from officers, directors and employees) during the term of the agreement, tested quarterly.

The First Lien Credit Agreement includes the following items, among a variety of customary items, as events of default: the termination of any agreement that generates greater than 20.0% of our consolidated annual gross profit (unless replaced by a substantially similar agreement within thirty days), or the termination of any healthcare permits or any payment programs or reimbursement authorizations sponsored or maintained by any government payer, private insurer, or managed care plan, which could reasonably be expected to result in a material adverse effect (as defined in the First Lien Credit Agreement).

The First Lien Credit Agreement also provides for an incremental term loan facility (the “Incremental Facility”), pursuant to which, during the term of the First Lien Credit Agreement, we may request that the First Lien Lenders, and potentially other lenders, provide an additional $50.0 million of term loans and/or revolving loans (the “Incremental Term Loans”) on terms substantially consistent with those provided under the First Lien Facilities. Among other things, the utilization of the Incremental Facility is conditioned on our ability to meet certain senior leverage ratios and a sufficient number of lenders expressing an interest in participating in the facility.  Alternatively and subject to a variety of more stringent terms and conditions, we may also request that the First Lien Lenders, and potentially other lenders, provide an additional $50.0 million of term loans on terms and conditions that are not substantially consistent with those provided under the First Lien Facilities.

Second Lien Credit Facility

The Second Lien Credit Agreement provides for a $75.0 million secured second lien term loan facility (the “Second Lien Term Facility”) guaranteed jointly and severally by the Guarantors and secured by a second-priority interest in the Collateral.  At December 21, 2011, we had $75.0 million outstanding under the Second Lien Credit Agreement.

Borrowings under the Second Lien Credit Agreement bear interest at a rate per annum equal to, at our option, LIBOR plus 11.75% or the Base Rate plus 10.75%.  Under the Second Lien Credit Agreement the minimum LIBOR rate is equal to 1.75%.  Upon the occurrence of certain events of default under the Second Lien Credit Agreement, borrowings under the Second Lien Credit Agreement will automatically be subject to an additional 2.0% per annum interest charge and upon the occurrence of certain other events of default may be subject to an additional 2.0% per annum interest charge.  We have elected the LIBOR rate under the Second Lien Credit Agreement and as of December 31, 2011 the interest rate was 13.5%.

Borrowings under the Second Lien Credit Agreement are generally due and payable on the maturity date, October 4, 2017.  Prior to the repayment of all borrowings under the First Lien Credit Agreement, we may not prepay any borrowings under the Second Lien Credit Agreement without the prior consent of the First Lien Lenders.

To the extent a prepayment of borrowings under the Second Lien Credit Agreement is permitted, the payment is subject to the following charges:  5.0% of the $75.0 million if the prepayment is made between May 4, 2013 and October 3, 2013; 3.0% if the prepayment is made between October 4, 2013 and October 3, 2014; and 2.0% if the prepayment is made between October 4, 2014 and October 3, 2015.  For prepayments prior to May 4, 2013, we will also be required to pay an amount equal to the estimated, discounted net present value of any interest payments that would have been required to have been made on or before May 4, 2013 and that are avoided by us as a result of the prepayment plus 5% of the principal amount prepaid.

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

The Second Lien Credit Agreement also contains substantially the same events of default as under the First Lien Credit Agreement, except that (i) the thresholds included in the Second Lien Credit Agreement are generally higher than under the First Lien Credit Agreement, and (ii) the Second Lien Credit Agreement includes a cross-acceleration provision tied to any acceleration of the obligations under the First Lien Facilities) as well as a cross-default tied to the failure to make principal payments when due under the First Lien Credit Agreement.

In accordance with the requirements of the First Lien Credit Agreement and the Second Lien Credit Agreement, effective December 4, 2011, we entered into an interest rate cap agreement with a financial institution, pursuant to which we will be entitled to receive certain payments in the event the LIBOR rate exceeds 1.5%.  The notional amount of the interest rate cap, which expires on September 30, 2014, is initially $157.5 million and will decrease to $134.1 million over the life of the agreement.  The effect of this interest rate cap is to hedge our risk of a rise in the LIBOR rate above 1.5% with respect to a portion of the outstanding indebtedness under the First Lien Credit Agreement and the Second Lien Credit Agreement equal to the notional amount of the cap.

As of December 31, 2011, we were in compliance with the covenants under each of the First Lien Credit Agreement and the Second Lien Credit Agreement.

Our credit agreements are subject to various risks.  The information in this section should be read in connection with the risk factors referenced in Item 1A. – “Risk Factors.”

Plan to Sell Sleep Diagnostic Business

On February 27, 2012, the Board of Directors approved a plan to sell the sleep diagnostic business acquired as part of the Continucare acquisition.  We do not consider the sleep business a core business of the ongoing organization and we determined that we should focus our management efforts and resources on expanding and growing our core PSN business.   We have retained an investment banking firm to assist us with the sale process and expect to have the sale completed before the end of 2012.

Provider Services Network

The PSN provides and manages the healthcare services to Medicare and Medicaid beneficiaries in certain Florida counties who have elected to receive benefits under a plan of an HMO with which we have an agreement to provide and manage the care of a member of the HMO (“Plan Customers”).  Our agreements with the HMOs include risk and non-risk agreements.

The HMOs directly contract with CMS for Medicare and with the State of Florida for Medicaid and are paid a monthly premium payment for each Plan Customer.  For Medicare, the monthly premium varies by customer, demographic and severity of health status as well as other factors.  Under risk agreements, we provide or arrange for the provision of covered medical services for each Participating Customer.  In return the PSN receives from the HMO a capitation fee for each Participating Customer covered under our agreement with the HMO.  The amount we receive represents a substantial percentage of the monthly premiums received by the HMO from CMS or the State of Florida with respect to Participating Customers.

Under risk agreements, our PSN assumes full responsibility for the provision or management of all necessary medical care for each of the approximately 63,400 Participating Customers covered by the Medicare and Medicaid risk agreements with the HMOs, even for services we do not provide directly.  For approximately 24,900 of these   Participating Customers, our PSN shares in the cost of inpatient hospital services with the HMO and is responsible for the full cost of all other medical care provided to the Participating Customers. For the remaining Participating Customers covered under our other agreements, our PSN is responsible for the cost of all medical care provided. To the extent the costs of providing such medical care are less than the related fees received from the HMOs our PSN generates a gross profit.  Conversely, if medical expenses exceed the fees received by our PSN from the HMOs, our PSN experiences a deficit in gross profit.  To mitigate our exposure to high cost medical claims, we have insurance arrangements that provide for reimbursement of certain medical expenses. See “Insurance Arrangements,” below.

We have non-risk agreements covering approximately 8,300 Participating Customers.  Under our non-risk agreements, we receive a monthly fee based on the number of Participating Customers for which we are providing services and, under certain of these agreements, we also receive a percentage of the surplus generated as determined by the respective agreement. Under non-risk agreements, we are not responsible for cost of the medical care provided to the Participating Customer.  The fees and our portion of the surplus  are recorded as revenue in the period in which services are provided .

We have built our PSN by developing and acquiring physician practices and contracting with IPAs for their services.  Through the HMO contracts, we have established referral relationships with a large number of specialist physicians, ancillary service providers, pharmacies and hospitals throughout the counties in which we operate.

Government Regulation

The Medicare Program and Medicare Managed Care

Medicare

Medicare is the national, federally administered health insurance program that covers the cost of medical care, hospitalization and some related health services for individuals aged 65 who qualify for Social Security or Rail Retirement Board benefits, qualifying disabled persons and persons suffering from end-stage renal disease.  The Medicare program offers both hospital insurance, known as Medicare Part A, and medical insurance, known as Medicare Part B.  In general, Medicare Part A covers hospital care and some nursing home, hospice, and home care.  Although there is no monthly premium for Medicare Part A, beneficiaries are responsible for paying deductibles and co-payments.  All individuals residing in the United States who are collecting or eligible to collect Social Security or Railroad Retirement Board benefits are automatically enrolled in Medicare Part A when they turn 65 and all eligible others must enroll in Medicare Part A unless they are working and are covered by employer insurance.  Enrollment in Medicare Part B is voluntary.  In general, Medicare Part B covers outpatient hospital care, physician services, laboratory services, durable medical equipment, and some other preventive tests and services.  Beneficiaries that enroll in Medicare Part B pay a monthly premium, which is usually withheld from their Social Security checks.  Medicare Part B generally pays 80% of the cost of services to a beneficiary, and the beneficiary is required to pay the remaining 20% after he or she has satisfied a deductible.  To fill the gaps in original fee-for-service Medicare coverage, individuals may purchase Medicare supplement products, commonly known as “Medigap,” to cover deductibles, copayments, and coinsurance.

Originally, Medicare was offered only on a fee-for-service basis.  Under the Medicare fee-for-service payment system, an individual can choose any licensed physician accepting Medicare payments and use the services of any hospital, healthcare provider, or facility certified by Medicare.  CMS will reimburse a provider for any service provided if Medicare covers the service and CMS considers it “medically necessary.”  Subject to limited exceptions, Medicare fee-for-service does not cover transportation, eyeglasses and hearing aids.  However, the Medicare Improvements for Patients and Providers Act (“MIPPA”) permits the Secretary of HHS to extend fee-for-service coverage to certain additional preventive services that are reasonable and necessary for the prevention or early detection of an illness or disability.

Medicare Advantage

As an alternative to the original fee-for-service Medicare program, in geographic areas where a managed care plan has contracted with CMS pursuant to the Medicare Advantage program, Medicare beneficiaries may choose to receive benefits from a managed care plan. Pursuant to Medicare Part C and Medicare Part D, Medicare Advantage plans contract with CMS to provide benefits at least comparable to those offered under the original fee-for-service Medicare program in exchange for a monthly per customer premium payment from CMS.

Participation of private health plans, such as those offered by the Contracting HMOs, in the Medicare Advantage Program began in the 1980’s and grew to 6.6 million enrollees in 1999.  According to information provided by the Henry J. Kaiser Family Foundation, after a drop to 5.1 million enrollees in 2003, the number of enrollees in Medicare Advantage plans in the United States has increased to 11.5 million in 2011 which represents 25.6% of all Medicare beneficiaries.

The Medicare Advantage program provides a comprehensive array of health insurance benefits, including wellness programs, to Medicare eligible persons under HMO, Preferred Provider Organizations (“PPO”), and Private Fee-For-Service (“PFFS”) plans in exchange for contractual payments received from CMS, usually a per customer per month (“PCPM”) payment.    Under a Medicare Advantage HMO plan, the beneficiary receives benefits in excess of original Medicare, including reduced cost sharing, enhanced prescription drug benefits, eye exams, hearing aids, care coordination, data analysis techniques to help identify customer needs, complex case management, tools to guide customers in their healthcare decisions, disease management programs, wellness and prevention programs, and, in some instances, a reduced monthly Part B premium.  Most Medicare Advantage plans offer the prescription drug benefit under Part D as part of the basic plan, subject to cost sharing and other limitations.  Medicare Advantage plans may charge beneficiaries monthly premiums and other co-payments for Medicare-covered services or for certain extra benefits.

CMS uses monthly rates per person for each county to determine the monthly per-customer payments made to health benefit plans.  These rates are adjusted under CMS’s risk-adjustment model which uses health status indicators, or risk scores, to improve the adequacy of payment.  The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 and the Benefits and Improvement Protection Act of 2000, generally pays more for Participating Customers with predictably higher costs and uses principal hospital inpatient diagnoses as well as diagnosis data from ambulatory treatment settings (hospital outpatient department and physician visits).  Under the risk-adjustment methodology, all Medicare Advantage plans must capture, collect, and submit the necessary diagnosis code information to CMS within prescribed deadlines.

HMO plans covered under Medicare Advantage contracts with CMS are renewed generally for a one-year term each December 31, unless CMS notifies the plan of its decision not to renew by August 1 of the year in which the contract would end, or the plan notifies CMS of its decision not to renew by the first Monday in June of the year in which the contract would end.  All material contracts between the HMOs and CMS relating to our PSN have been renewed through 2012.

Medicare Part D

All Medicare beneficiaries are eligible to receive assistance paying for prescription drugs through Medicare Part D.  The drug benefit is not part of the original fee-for-service Medicare program, but rather is offered through private insurance plans. Medicare beneficiaries are able to choose and enroll in a prescription drug plan through Medicare Part D.  Prescription drug coverage under Part D is voluntary.  Fee-for-service beneficiaries may purchase Part D coverage from a stand-alone prescription drug plan (a “stand-alone PDP”) that is included on a list approved by CMS.

Individuals who are enrolled in a Medicare Advantage (“MA”) plan that offers drug coverage must receive their drug coverage through the prescription drug plan offered by their Medicare Advantage plan (“MA-PD”) and may not enroll in a stand-alone PDP.  Any customer of a Medicare Advantage plan that enrolls in a stand-alone PDP is automatically disenrolled from the Medicare Advantage plan altogether, thereby resuming original fee-for-service Medicare coverage. Beneficiaries who are eligible for both Medicare and Medicaid, known as dual eligible beneficiaries, who have not enrolled in a MA-PD or a stand-alone PDP are automatically enrolled by CMS in an approved stand-alone PDP in their area.

The Medicare Part D prescription drug benefit is largely subsidized by the federal government and is additionally supported by risk-sharing with the federal government through risk corridors designed to limit the profits or losses of the drug plans and reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for customer demographics and risk factor payments.  The majority of our Participating Customers covered by Medicare receive prescription drug coverage through Medicare Part D.  For these Participating Customers, we are responsible for the costs of all pharmaceuticals not otherwise covered by beneficiary co-pays, deductibles and late enrollment penalties, including those costs that exceed any standard Part D coverage limits.  Our capitation fees from the Participating Customer’s HMOs are intended to cover such costs.

Medicaid

Medicaid is a medical assistance program that provides access to healthcare for low-income families and individuals.  Medicaid also provides aged and disabled people with assistance in paying the costs of nursing facility care and other medical expenses.  Medicaid is jointly funded by the state and federal governments and is managed by the states.  In Florida, the Agency for Health Care Administration (the “AHCA”) is responsible for Medicaid.

Florida Medicaid beneficiaries receive services through several different managed care models, including primary care case management, a provider service network (“Medicaid PSN”) model, and HMOs (“Medicaid HMOs”).  Like commercial HMOs, Medicaid HMOs are subject to regulations and solvency standards required by the Florida Department of Financial Services, Office of Insurance Regulation.  Medicaid HMOs are generally paid by AHCA on a capitation basis to assume full financial risk for delivering comprehensive care to enrolled Medicaid beneficiaries. In certain Florida counties, AHCA pays Medicaid HMOs providing services to Medicaid beneficiaries a capitation fee that is subject to a risk-adjustment methodology that takes into account the health status of each plan’s Participating Customers.

In 2011, the Florida Legislature passed legislation which will change the way Medicaid beneficiaries receive care in Florida.  This reform program is scheduled to be implemented on a rolling basis from January 1, 2013 through October 1, 2014.  Under the reform program, the state of Florida will be divided into 11 regions and Medicaid beneficiaries in each region will be required to receive services from HMOs, PSNs, health insurance companies, exclusive provider organizations, and accountable care organizations (the “Participating MCOs”) approved to operate in such region.  Participating HMOs will be required to meet AHCA-defined performance standards and expected milestones for improving performance.

Participating MCOs will compete for contracts among the 11 regions via an invitation-to-negotiate process and there will be a limited number of Participating MCOs in each of the 11 regions.

Dual-Eligible Beneficiaries

 A “dual-eligible” beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Medicaid, because of economic status. Health plans that serve dual-eligible beneficiaries receive a higher premium from CMS for dual-eligible customers. The additional premium for a dual-eligible beneficiary is based upon the estimated incremental cost CMS incurs, on average, to care for dual-eligible beneficiaries. The Medicare Modernization Act of 2003 provides subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals. Dual-eligible individuals receive their drug coverage from the Medicare program rather than the Medicaid program. Companies offering stand-alone PDPs with bids at or below the regional weighted average bid resulting from the annual bidding process receive a pro-rata allocation and automatic enrollment of the dual-eligible beneficiaries within their applicable region.

Healthcare Reform Legislation in 2010 and 2011

The healthcare reform legislation described below is not directly applicable to us since we are not a Medicare Advantage plan.  However, this legislation will directly impact Medicare Advantage plans such as those offered by the Contracting HMOs, and, therefore, are expected to indirectly affect PSNs such as ours.  See Item 1A.  “Risk Factors - Reductions in Funding for Medicare Programs.…”

The United States’ healthcare system, including the Medicare Advantage program, is subject to a broad array of laws and regulations as a result of the Patient Protection and Affordable Care Act, which became law on March 23, 2010 as amended by the Health Care and Education Reconciliation Act of 2010, which became law on March 30, 2010 (collectively, the “Reform Acts”).  The Reform Acts are considered by some to be the most dramatic change to the country’s healthcare system in decades.  This legislation made significant changes to the Medicare program and to the health insurance market overall.  Among other things, the Reform Acts limit Medicare Advantage payment rates, stipulate a prescribed minimum ratio for the amount of premium revenues to be expended on medical costs, give the Secretary of HHS the ability to deny Medicare Advantage plan bids that propose significant increases in cost sharing or decreases in benefits, and make certain changes to Medicare Part D.  Because substantially all of our revenue is directly or indirectly derived from reimbursements generated by Medicare Advantage health plans, any changes that limit or reduce Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business.

There are numerous steps required to implement the Reform Acts, and Congress may seek to alter or eliminate some of their provisions.  Numerous legal challenges have also been raised to the Reform Acts that could alter or eliminate certain provisions.  The United States Supreme Court is expected to review challenges to the Reform Acts in March 2012, including whether, if the health insurance mandate is not constitutional, all or some other portions of the Reform Acts are not severable and cannot be implemented.  A decision is expected by the end of June 2012.  Furthermore, various health insurance reform proposals are also emerging at the state level.  Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance reforms will be implemented at the federal or state level.

Premium Payment Benchmarks and Caps - The Reform Acts froze the 2011 Medicare Advantage payment benchmarks at 2010 levels. Thereafter, pursuant to the schedule described below, the Reform Acts reduce   payment benchmarks with respect to each county to an amount that is between 95% and 115% of the per beneficiary cost of original fee-for-service Medicare rates.  The new benchmarks are being phased in over 2 years in counties in which the impact is estimated to be less than $30 per member per month (“PMPM”), 4 years in counties in which the phased-in change in payments is estimated to be at least $30 PMPM but less than $50 PMPM, and 6 years in counties in which the phased-in change in payments is estimated to be $50 PMPM or more.

In the counties in which we operate, 36.0% of our Participating Customers are in counties that will be benchmarked at 100% of fee-for-service Medicare rates with the remainder in counties that will be benchmarked at 95% of fee-for-service Medicare rates.  The transition period for the counties in which we operate is between two and six years. We project that the foregoing benchmark adjustments will have a depressive effect on the payment benchmarks utilized by CMS in the counties in which we operate.

The Reform Acts also placed a cap on payments to a plan, including the bonuses described below, to the 2010 level of payment.

Quality Rating, Rebates and Bonuses - CMS currently rates the relative quality of plans annually, on a one to five-star scale, as a way of monitoring plan quality and aiding Medicare beneficiaries who are considering enrolling in plans.  Under the Reform Acts and related regulations, the quality rating of a plan can directly affect its entitlement to Cost Saving Rebates and various bonuses.

The Reform Acts provide different Cost Saving Rebate percentages based upon a plan’s quality rating.  See “Bidding Process” below.  Plans with less than 3.5 stars are entitled to a 50.0% Cost Saving Rebate; plans with 3.5 or 4.0 stars are entitled to a 65.0% Cost Saving Rebate and plans with a 4.5 or 5.0 stars are entitled to a 70.0% Cost Saving Rebate.

The Reform Acts also generally provide bonuses to plans receiving 4.0 or more stars with bonus payments of 1.5% in 2012, 3.0% in 2013 and 5% in 2014 and later years.

In November 2010, CMS announced a three-year demonstration beginning in 2012, aimed at providing Medicare Advantage plans with additional financial incentives to provide high-quality care. In 2012, plans with 5 stars will receive a bonus of up to 5.0% while plans with 4 stars will receive a bonus of up to 4.0%, plans with 3.5 stars will receive a bonus up to 3.5% and plans with 3 stars will receive a bonus of up to 3.0%.  The amount paid is reduced by the phase in period described in the “Premium, Payment Benchmarks and Caps” above.  At December 31, 2011, 81.2% of our Medicare risk Participating Customers are in plans with a 3.5 star rating and the balance are in plans with a 3.0 star rating.

Risk Adjustment - Recognizing a perceived trend among Medicare Advantage plans to report information that increases enrollees’ risk scores relative to similar beneficiaries in original fee-for-service Medicare, CMS reduced the risk score adjustment by 3.41% in each of the 2010, 2011 and  2012 plan years. The Reform Acts extend the authority of CMS to continue to adjust the risk scores, and require CMS to adjust risk scores, beginning in 2014, with a reduction of at least 5.7% in 2019 and future years, subject to future directives of the Secretary of HHS.

Enrollment Period - Through 2010, the annual election period for Medicare beneficiaries to join, change or drop a Medicare Advantage plan, such as those offered by the Contracting HMOs, was November 15 through December 31. Enrollment prior to December 31 is generally effective as of January 1 of the following year.  In 2011 and thereafter, the annual election period begins October 15 and ends December 7.

In addition to the annual election period, prior to the Reform Acts, Medicare Advantage beneficiaries also had a yearly Open Enrollment Period (the “OEP”) from January 1 to March 31. This Medicare Advantage OEP allowed beneficiaries another opportunity to join a Medicare Advantage plan, change plans or disenroll from a Medicare Advantage plan. The Reform Acts eliminated the OEP and replaced it with a Medicare Advantage Disenrollment Period, which begins January 1 and ends February 14 of each year.  During this period Medicare Advantage plan members will only be allowed to disenroll from their current plan and rejoin original fee-for-service Medicare.

After the disenrollment period ends, generally only seniors turning 65 during the year, Medicare beneficiaries who permanently relocate to another service area, dual-eligible beneficiaries, others who qualify for special needs plans, and employer group retirees will be permitted to enroll in or change health plans during the year. In certain circumstances, such as the termination or bankruptcy of a health plan, CMS may offer a special election period during which the customers affected are allowed to change plans.

The Reform Acts provide that commencing in 2012 CMS will also allow Medicare beneficiaries who are enrolled in a Medicare Advantage plan with a quality rating of 4.5 stars or less to enroll in 5 star rated Medicare Advantage plan at any time during the benefit year.

Bidding Process - CMS uses a rate calculation system for Medicare Advantage plans based on an annual competitive bidding process that allows the federal government to share in any cost savings achieved by Medicare Advantage plans, relative to a statutory payment rate.  The statutory payment rate for each county, which is primarily based on CMS’s estimated per beneficiary original fee-for-service expenses, is commonly known as the “benchmark” amount.  Medicare Advantage plans annually submit bids that reflect the costs they expect to incur in providing the base Medicare Part A and Part B benefits in their applicable service areas. Prior to 2011, if the bid was less than the subject benchmark, Medicare paid the plan its bid amount, adjusted based on county of residence and customers’ risk scores.  In addition, the plan would earn a rebate (a “Cost Savings Rebate”) equal to 75% of the amount by which the benchmark exceeded the bid.  As a result of the Reform Acts, the Cost Savings Rebate percentage varies between 50.0% and 70.0% based upon the quality rating of the subject plan.  Plans are required to use the Cost Savings Rebate to provide beneficiaries with extra benefits, reduced cost sharing, or reduced premiums, including premiums for MA-PDP and other supplemental benefits and CMS has the right to audit the use of these proceeds. If a Medicare Advantage plan’s bid is greater than the benchmark, the plan is required to charge a premium to enrollees equal to the difference between the bid amount and the benchmark, which can make such plans charging premiums less attractive to potential customers.

Cost Sharing Restrictions - The Reform Acts prohibit plans from imposing higher cost sharing requirements than original fee-for-service Medicare for various services, including chemotherapy, renal dialysis and skilled nursing care.

Restrictions on Use of Premium Revenue  - Commencing in 2014, the Reform Acts will require plans to expend 85% of the premium dollars they receive on direct care for patients and efforts to improve care quality.  The penalties for non-compliance with this provision include monetary penalties and, in instances of non-compliance for two consecutive years, the plan may be required to suspend plan enrollment for three years. In instances of non-compliance for five consecutive years, the plan’s contract with CMS may be terminated.  The 85% target is not directly applicable to us since we are not a Medicare Advantage plan.

Independent Payment Advisory Board - The Reform Acts established a new Independent Payment Advisory Board to recommend ways to reduce Medicare spending if the increase in Medicare per capita growth exceeds certain targets, which will be implemented unless Congress passes alternative legislation that achieves the same savings.

Federal Sequestration - On August 2, 2011, Congress passed the Budget Control Act of 2011 (the “BCA”).  The BCA provides for automatic Federal across-the-board spending cuts (also known as a sequestration).  Sequestration is scheduled to take effect on January 2, 2013 and run through fiscal year 2021.  If implemented, we anticipate sequestration will result in lower payments to, and could result in, a decrease in benefits offered by Medicare Advantage plans.  This will also result in cuts to individual payments for services under Medicare Parts A and B, and cuts to monthly contract payments under Parts C (Medicare Advantage) and D.  Medicare cuts will be capped at 2% of program outlays.  We anticipate that any reduction in capitation fees due to sequestration will at least be partly offset by a decrease in the medical services we are expected to provide and in reduced payments to fee-for-service providers that provide service to our Participating Customers.

Business Model

The Florida Medicare Advantage Market

Over the last several decades, Florida has generally been a highly attractive, rapidly growing market.  On May 5, 2011, the U.S. Census Bureau released the Census Demographic Data for Florida which showed that Florida has a total population of 18.8 million, including 3.3 million people 65 years of age or older. The Florida Demographic Estimating Conference, July 2011 and the Florida Demographic Database, January 2012, released a report that projected Florida’s population to grow to 21.3 million by 2020, including 4.4 million people 65 years of age and older, which would make Florida’s Medicare population the second largest in the country.  The Medicare Advantage Penetration in Florida, defined as the number of enrollees in Medicare Advantage divided by the number of Medicare beneficiaries, is 31.9% compared to the national average of 25.6%.

According to CMS data, as of December 2011, of the approximately 2.1 million Medicare eligible individuals in the 18 counties in which we have established networks, 35.9% are customers of Medicare Advantage plans. In the 12 counties where we are contracted with an HMO but do not currently operate, we believe that of the approximately 828,000 Medicare eligible individuals in these counties, 31.7% are customers of Medicare Advantage plans.

Providers Services Network

Physician Network

At December 31, 2011, the 33 primary care centers owned and operated by the PSN were responsible for providing and arranging for medical care to 61.1% of the PSN’s Participating Customers.

The PSN contracts with IPAs to provide and manage care for our remaining Participating Customers.  Some of these contracts provide for payment to the provider of a fixed PCPM amount and require the provider to provide all the necessary primary care medical services to Participating Customers.  The monthly amount is negotiated and is subject to change based on certain quality of service metrics.  Other contracts provide for payments on a fee-for-service basis, pursuant to which the provider is paid only for the services provided.

We have a “pay for performance” program that rewards physicians based on performance measures and quality metrics including customer satisfaction, disease state management of high-risk, chronically ill Participating Customers, frequency of physician-customer encounters, and enhanced medical record documentation.  We believe that this program helps differentiate our PSN from other PSNs.

Our contracts with IPAs generally have one-year terms and renew automatically for one-year periods unless either party provides written notice at least 60 days prior to the end of the term.  During the term of their respective contract with the PSN and for a period of six months after the expiration or termination of such contract, each IPA is generally prohibited from participating in any other PSN, HMO or other agreement which contracts directly or indirectly with the Medicare or Medicaid program on a capitated or risk basis.  During that same period, the IPA providers are further prohibited from encouraging or soliciting any Participating Customer to change their primary care provider, disenroll from their health plan, or leave the PSN.

The PSN has established referral relationships with a large number of specialist physicians, ancillary service providers and hospitals throughout the PSN’s service area that are under contract with the Contracting HMOs.  These providers have contracted with the Contracting HMOs to deliver services to our PSN Participating Customers based on certain fee schedules and care requirements.  Specialist physicians, ancillary service providers and hospitals are generally paid on a contractual fee-for-service basis.  Certain specialist physicians dealing with a high volume of cases are paid on a capitated basis.

Humana Agreements

Pursuant to our eight agreements with Humana (the “Humana Agreements”), at December 31, 2011, the PSN provided or arranged for the provision of healthcare services to Medicare, Medicaid and commercial customers in 18 Florida counties and has contract rights to expand our service offerings to an additional 12 Florida counties.  Prior to our acquisition of Continucare, our PSN had three Humana Agreements.

Our PSN assumes full responsibility for the provision or management of all necessary medical care for each Participating Customer covered by the Humana Agreements (each a “Humana Participating Customer”), even for services we do not provide directly. For approximately 24,900 Humana Participating Customers, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers.  For the remaining Humana Participating Customers, our PSN is responsible for the cost of all medical care provided, including the cost of inpatient hospital services. In return for the provision of these medical services, our PSN receives from Humana a capitation fee for each Humana Participating Customer established pursuant to the Humana Agreements.  The amount we receive from Humana represents a substantial percentage of the monthly premiums received by Humana from CMS or the State of Florida with respect to Humana Participating Customers.

The Humana Agreements covering a majority of the Humana Participating Customers have one-year terms, subject to automatic renewal unless either party provides the other party notice of non-renewal 90, 120 or 180 days prior to the end of the subject agreement’s term (as applicable).  The remaining Humana Agreements have terms that extend to between August 31, 2013 and July 31, 2014, subject to automatic renewal for additional terms of one to three years, unless either party provides the other party notice of non-renewal 90 or 120 days prior to the end of the subject agreement’s term (as applicable).

Under several of our PSN’s Humana Agreements, Humana may amend the benefit and risk obligations and compensation rights from time to time by providing the PSN 30 days’ prior written notice of the proposed amendment.  Thereafter, the PSN will generally have 30 days to object to or be deemed to have accepted the proposed amendment.  Upon receipt of such an objection, Humana may terminate the subject agreement upon 90 days’ notice.  In the 13 years that we have been working with Humana, after Humana and we have agreed upon the terms pursuant to which we will provide services for an upcoming year, Humana has only occasionally requested contract amendments and has never requested a contract amendment that has materially, negatively impacted our benefit obligations, risk obligations or compensation rights.

Humana may immediately terminate a Humana Agreement and/or any individual physician in our primary care physician network if:  (i) the PSN or such physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) Humana loses its authority to do business in total or as to any limited segment or business provided that, in the event of a loss of authority with respect to a limited segment, Humana may only terminate a Humana Agreement as to that segment;  (iii) the PSN or such physician violates certain provisions of Humana’s policies and procedures manual; and  (iv) under certain of the Humana Agreements, the PSN or any of its physicians fails to meet Humana’s credentialing or re-credentialing criteria or is excluded from participation in any federal healthcare program.

In addition to the foregoing termination provisions, each of the Humana Agreements permits the PSN or Humana to terminate any such agreement upon 60 to 90 days prior written notice (subject to certain cure periods) in the event the other party breaches other provisions of the agreement.

Under most of the Humana Agreements, our subsidiary that is party to such agreement and its affiliated providers are generally prohibited, during the term of the applicable agreement plus one year, from: (i) engaging in any activities which are in competition with Humana’s health insurance, HMO or benefit plans business (ii) having a direct or indirect interest in any provider sponsored organization or network which administers, develops, implements or sells government sponsored health insurance or benefit plans (iii) contracting or affiliating with another licensed managed care organization for the purpose of offering and sponsoring HMO, preferred provider organization (“PPO”) or point of service (“POS”) products where such subsidiary and/or its affiliated providers obtain an ownership interest in the HMO, PPO or POS products to be marketed and (iv) under certain provisions of the Humana Agreements, entering into agreements with managed care entities, insurance companies, or provider sponsored networks for the provision of healthcare services to Medicare HMO, POS and/or replacement Participating Customers at the same office sites or within five miles of the office sites where services are provided to the Humana Plan Customers.

In addition, under the Humana Agreements, covering a majority of the areas we serve or are eligible to serve our subsidiary that is party to any such agreement and/or its participating physicians and affiliated entities (including us) are prohibited from entering into a risk contract with any non-Humana Medicare Advantage HMO or provider sponsored organization in the counties subject to the agreement.  These restrictions lapse between January 1, 2013 and January 1, 2015, as applicable, and are not applicable to certain previously established contracts our subsidiaries have with non-Humana HMOs with respect to a number of designated counties.

In addition, under each of our Humana Agreements, our subsidiary that is party to any such agreement and/or its participating physicians and affiliated entities (including us) are prohibited from causing groups of Medicare Participating Customers assigned to an individual physician to disenroll from a Humana plan and to enroll in a competing HMO plan.

Agreements With Other HMOs

As of December 31, 2011, the PSN also had agreements to provide or arrange for the provision of medical services to Participating Customers of other Medicare Advantage plans including those offered by United, Coventry and Wellcare who have selected one of our physicians as his or her primary care physician.  The majority of such services are provided on a risk basis pursuant to which our PSN receives a capitated fee with respect to each of these Participating Customers.

Our agreements with United, Coventry and Wellcare have one year terms expiring between June 30, 2012 and December 31, 2012, subject to automatic renewal for an additional one-year term each unless either party provides the other with 60, 90 or 120 days’ notice of its intent to terminate such agreement, as applicable.  These agreements are generally subject to the same type of amendment, termination, non-solicitation and/or non-competition provisions as those included in the Humana Agreements.

Appropriate Risk Coding

We strive to assure that our Participating Customers are assigned the proper risk scores. Our processes include ongoing training of medical staff responsible for coding and routine auditing of Participating Customers’ charts to assure risk-coding compliance.  Participating Customers with higher risk codes generally require more healthcare resources than those with lower risk codes.  Proper coding helps to assure that we receive capitation fees consistent with the cost of treating these Participating Customers. Our efforts related to coding compliance are ongoing and we continue to dedicate considerable resources to this important discipline.

Claims Processing

Pursuant to the HMO Agreements, each HMO, among other things, processes claims received from providers, including from our PSN, makes a determination as to whether and to what extent to allow such claims and makes payments for covered services rendered to Participating Customers using the subject HMO’s claims processing systems, policies, procedures and guidelines.  Each HMO provides notice to the PSN upon qualification of a claim and we have the opportunity to review such claim and approve, deny or modify the claim, as appropriate.  Each HMO provides the PSN with electronic data and reports on a monthly basis, which are maintained at our executive offices.  We statistically evaluate the data provided by each HMO for a variety of factors including the number of Participating Customers assigned to the PSN, the reasonableness of revenue paid to us and the claims paid on our behalf.

The PSN’s staff reviews claims to identify errors and seeks recoveries.

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

Staff Training

We believe it is important, in what is a highly competitive healthcare marketplace, to retain and recruit top talent.  We have entered into formal programs to better train and develop our leaders and staff.   We believe this investment has had, and will continue to have, a positive return in terms of improved customer service, enhanced employee engagement and retention and, as a result, better outcomes and financial performance in future years.

PSN Growth Strategy

Our growth strategy for the PSN includes, among other things:

●	increasing the number of Participating Customers treated by the PSN physicians through enhanced marketing efforts;

●	expanding the PSN’s network of providers to include additional physician practices;

●	expanding the PSN’s geographic scope by contracting to provide and arrange for the provision of medical services to customers of HMO plans in states other than Florida;

●	acquiring existing physician practices;

●	opening new practices; and

●	acquiring other PSNs.

Increasing Customer Base

We believe the PSN’s existing network of providers has the capacity to care for additional Participating Customers and could realize certain additional economies of scale if the number of Participating Customers utilizing the network increased.  We seek to increase the number of Participating Customers using the PSN network through the general marketing efforts of each HMO and through our own targeted marketing efforts towards Medicare eligible customers, including the use of our telemarketing capabilities.

Selectively Expanding Our  Network of Physician Practices Including Acquisition of Existing Physician Practices or Other Provider Services Networks

We are seeking to add additional physician practices to the PSN’s existing network either through acquisition of an unaffiliated primary care practice, acquisition of an IPA practice, acquisition of another PSN or opening new primary care offices.  We identify and select opportunities based in large part on the following broad criteria:

●	a history of profitable operations or a perceived synergy such as opportunities for economies of scale through a consolidation of management or service provision functions;

●	a high concentration of Medicare patients;

●	a geographic proximity to underserved areas within our current service areas; and

●	the overall opportunity for new service areas.

As previously discussed, on October 4, 2011 we acquired Continucare which added approximately 36,400 Participating Customers.   Also in 2011, we acquired three physician practices and opened a new primary care center.

Expanding the PSN’s Geographic Scope

We are also seeking to expand the PSN by contracting with one or more HMO plans to provide and arrange for the provision of medical services to customers located outside the state of Florida. We expect to identify and select opportunities for geographic expansion based in part on the following broad criteria:

●	the perceived market opportunity, including the number of Medicare and/or Medicaid beneficiaries residing in the area; and

●	the competitive landscape, including the number of competing PSNs serving the area.

PSN Competition

The healthcare industry is highly competitive. We compete for customers with many other healthcare providers, including local physicians and practice groups as well as local, regional and national networks of physicians and healthcare companies. We believe that competition for customers is generally based upon the reputation of the physician treating the customer, the physician’s expertise, the physician’s demeanor and manner of engagement with the customer, the benefits offered, and the insurance companies and HMOs that the physician is affiliated with. We also compete with other local, regional and national networks of physicians and healthcare companies for the services of physicians and for HMO affiliations.

Some of our direct competitors in the PSN industry, all of which are operating in Florida are MCCI, JSA Healthcare Corporation, and Island Doctors. See Item 1A “Risk Factors – Our Industry is Already Very Competitive…”

Insurance Arrangements

To mitigate our exposure to high cost medical claims under our risk agreements, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  At December 31, 2011, for 60.0% of our Participating Customers we purchase reinsurance through the HMOs with which we contract. The HMOs charge us a per customer per month fee that limits our healthcare costs for any individual Participating Customer. Healthcare costs in excess of an annual deductible, which generally ranges from $30,000 to $40,000 per Participating Customer, are paid directly by the HMOs and we are not entitled to and do not receive any related insurance recoveries.

The remaining Participating Customers are covered under one policy with an annual per customer deductible of $225,000 in 2011 and $200,000 in 2010 and 2009.  Reinsurance recoveries under these policies are remitted to us and are recorded as a reduction to medical claims expense.

Government Regulation

Our operations are affected on a day-to-day basis by numerous federal and state legislative, regulatory and industry-imposed operational and financial requirements, which are administered by a variety of federal and state governmental agencies as well as by self-regulating associations and commercial medical insurance reimbursement programs. The laws and regulations governing our operations are generally intended for the benefit of health plan customers and providers and are intended to limit healthcare program expenditures. These laws and regulations, along with the terms of our contracts, regulate how we do business, what services we offer, and how we interact with Participating Customers, affiliated providers and the public.  The government agencies administering these laws and regulations have broad latitude to interpret and enforce them.  We are subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations.

We believe that we are in material compliance with all government regulations applicable to our business.  We further believe that we have implemented reasonable systems and procedures to assist us in maintaining compliance with such regulations.  Nonetheless, we face a variety of regulatory related risks.  See “Description of Business – Government Regulation – Healthcare Reform Legislation in 2010 and 2011”, “Risk Factors - Reductions in Funding for Medicare Programs…”,  “Risk Factors – CMS Risk Adjustment Payment  System…”, “Risk Factors - Our Business Activities Are Highly Regulated…”, “Risk Factors - The Healthcare Industry is Highly Regulated…”,  and “Risk Factors - We Are Required to Comply with Laws…”

A summary of material aspects of the government regulations to which we are subject is set forth below.

Healthcare Reform Legislation of 2010 and 2011

The Reform Acts made significant changes to the Medicare program and to the health insurance market overall.  Among other things, the Reform Acts limit Medicare Advantage payment rates, stipulate a prescribed minimum ratio for the amount of premium revenues to be expended on medical costs, give the Secretary of HHS the ability to deny Medicare Advantage plan bids that propose significant increases in cost sharing or decreases in benefits, and make certain changes to Medicare Part D.  See “Item 1. Description of Business – Government Regulation –Healthcare Reform Legislation in 2010 and 2011.”

Federal “Fraud and Abuse” Laws and Regulations

Healthcare fraud and abuse laws at the federal and state levels regulate both the provision of services to government program beneficiaries and the submission of claims for services rendered to such beneficiaries.  Individuals and organizations can be punished for submitting claims for services that were not provided, not medically necessary, provided by an improper person, accompanied by an illegal inducement to utilize or refrain from utilizing a service or product, or otherwise billed in a manner that does not comply with applicable governmental requirements.  Federal and state governments have a range of criminal, civil and administrative sanctions available to penalize and remediate healthcare fraud and abuse, including recovery of amounts improperly paid, imprisonment, exclusion from participation in the Medicare and or Medicaid programs, civil monetary penalties and suspension of payments.  Fraud and abuse claims may be initiated and prosecuted by one or more government entities and/or private individuals, and more than one of the available penalties may be imposed for each violation.

Laws governing fraud and abuse apply to virtually all healthcare providers (including the PSN’s physicians and other physicians employed or otherwise engaged by the PSN) and the entities with which a healthcare provider does business.

Federal Anti-Kickback Law

The federal Anti-Kickback Law prohibits the knowing and willful offer, payment, solicitation, or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, arrange for, or in return for (i) referrals of an individual for goods, facilities, items or services reimbursable (in whole or in part) by a federal healthcare program (including, without limitation, Medicare and/or Medicaid), or (ii) the purchasing, leasing, ordering, or arranging for or recommending the purchasing, leasing or ordering of such goods, facilities, items or services.  Violations of the Anti-Kickback Law are punishable by imprisonment, criminal fines, civil monetary penalties, exclusion from federal and state healthcare programs and forfeiture of amounts collected in violation of such laws. “Remuneration” is defined broadly and includes virtually all economic arrangements involving hospitals, physicians and other healthcare providers, and any third party including joint ventures, space and equipment rentals, purchases of physician practices and management and personal services contracts.  The Reform Acts relaxed the government’s standard of proof to provide that, with regard to knowingly and willfully, a person does not need to have knowledge of the Anti-Kickback Law or have the specific intent to violate it.

However, in response to the breadth of the Anti-Kickback Law and a concern that it prohibited some common and appropriate arrangements, regulatory “safe harbors” were established such that if a particular transaction or relationship satisfies all of the requirements of a particular safe harbor, the transaction or relationship will be protected from prosecution under the Anti-Kickback Law.  Further, the Anti-Kickback Law is an intent-based statute, meaning that the failure of an arrangement to meet all of the requirements of a safe harbor does not render such arrangement illegal per se.  Rather, those arrangements that do not satisfy the requirements of a safe harbor will be subject to review on a case-by-case basis to determine whether the parties involved possessed the requisite improper intent.

Physician Incentive Plan Regulations

CMS has promulgated regulations that prohibit health plans with Medicare contracts from making any direct or indirect payment to a physician or other providers as an inducement to reduce or limit medically necessary services to a Medicare beneficiary.  These regulations also impose disclosure, patient satisfaction monitoring and other requirements relating to physician incentive plans including requirements that govern incentive plans involving bonuses or withholdings that could result in a physician being at “substantial financial risk,” as defined in Medicare regulations.

Federal False Claims Act

We are subject to a number of laws that regulate the presentation of false claims or the submission of false information to the federal government.  For example, the Federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false or fraudulent request for payment from the federal government, or making a false statement or using a false record to get a claim approved.  The Reform Acts amended the Federal False Claims Act to provide that claims presented in violation of the federal Anti-Kickback Law are false claims under the Federal False Claims Act.  The federal government and certain courts have taken the position that claims presented in violation of the federal Anti-Kickback Law or the federal Ethics on Patient Referrals Law (“Stark Law”) may be considered a violation of the Federal False Claims Act.  Violations of the Federal False Claims Act are punishable by treble damages and monetary penalties.  Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim as well as by imprisonment for up to five years.  In addition to suits filed by the government, a special provision under the False Claims Act allows a private individual (e.g., a “whistleblower” such as a disgruntled former employee, competitor or customer) to bring an action under the False Claims Act on behalf of the government alleging that an entity has defrauded the federal government and permits the whistleblower to share in any settlement or judgment that may result from that lawsuit.

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

Restrictions on Physician Referrals

The Stark Law, enacted as part of the Social Security Act, prohibits a physician from referring Medicare or Medicaid beneficiaries to an entity for the furnishing of “designated health services,” which includes a broad range of inpatient and outpatient healthcare services, if the physician (or the physician’s immediate family member) has a direct or indirect “financial relationship” with the entity.  The Stark Law also prohibits an entity from billing Medicare or Medicaid for services furnished pursuant to a prohibited referral.  A financial relationship is defined broadly to include a direct or indirect ownership or investment in, or compensation relationship with, a healthcare entity. The Stark Law and the regulations promulgated thereunder contain certain exceptions that permit referrals that would otherwise be prohibited if the parties comply with all of the requirements of the applicable exception. The sanctions under the Stark Law include denial of claims and repayment of claims previously paid, civil monetary penalties and exclusions from participation in the Medicare or Medicaid programs.

Privacy Laws

The privacy, security, and use and disclosure of patient health information is subject to federal and state laws and regulations, including the Healthcare Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations. Final regulations with respect to the privacy of certain individually identifiable health information (the “Protected Health Information”) became effective in April 2003 (the “Privacy Rule”). The Privacy Rule specifies authorized or required uses and disclosures of the Protected Health Information, as well as the rights patients have with respect to their health information. The Privacy Rule also provides that, to the extent that state laws impose stricter privacy standards than the HIPAA privacy rule, such standards are not preempted, requiring compliance with any stricter state privacy law.  In addition, in October 2002, the electronic data standards regulations under HIPAA became effective.  The final HIPAA security rule became effective in February 2003, and established security standards with respect to Protected Health Information transmitted or maintained electronically.  These regulations establish uniform standards relating to data reporting, formatting, and coding that many healthcare providers and health plans must use when conducting certain transactions involving health information.

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

In 2009, as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), the federal government passed the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which along with its implementing regulations has amended and supplemented HIPAA.  HITECH, in part, provides for enhanced enforcement of HIPAA, imposes data breach notification requirements for unauthorized uses and disclosures of unsecured protected health information (“PHI”), and applies certain HIPAA provisions directly to business associates (i.e., business associates may now be held directly liable for violations of HIPAA rather than simply being held in breach of a contractual arrangement with a covered entity).  HITECH also limits the use of PHI for marketing and limits the sale of PHI.  HITECH mandates that HHS promulgate regulations to implement HITECH and HHS has not yet promulgated some regulations mandated by HITECH.

Clinic Licensure

AHCA requires us to license each of our physician practices individually as healthcare clinics. Each physician practice must renew its healthcare clinic licensure biennially.

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

Employees

As of December 31, 2011, we had 1,140 full-time employees, 865 of which are employed by the PSN, 160 of which are employed by our sleep diagnostic business and 115 of which are on our corporate staff.  None of our employees are covered by a collective bargaining agreement or are represented by a labor union.  We consider our employee relations to be good.

Our Executive Officers

Set forth below are: (1) the names and ages of our executive officers as of the date of this Current Report on Form 10-K, (2) all positions with the Company presently held by each such person, and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Age	Position
Michael M. Earley	56	Chairman of the Board and Chief Executive Officer
Jose A. Guethon, M.D.	49	Chief Operating Officer and President

Name	Age	Position
Robert J. Sabo, CPA.	61	Chief Financial Officer
Roberto L. Palenzuela, Esq.	48	General Counsel and Secretary
Luis H. Izquierdo	57	Chief Marketing Officer
Gemma Rosello	56	President – Continucare Corporation

MICHAEL M. EARLEY has served as our Chief Executive Officer since March 2003. He has also served as our Chairman of the Board since September 2004, with the exception of the period between December 7, 2009 and April 23, 2010.  He previously served as a member of our Board of Directors from June 2000 to December 2002.  From January 2002 until February 2003, Mr. Earley was self-employed as a corporate consultant.  Previously, from January 2000 to December 2001, he served as Chief Executive Officer of Collins Associates, an institutional money management firm.  From 1997 to December 1999, Mr. Earley served as Chief Executive Officer of Triton Group Management, a corporate consulting firm.  From 1986 to 1997, he served in a number of senior management roles, including CEO and CFO of Intermark, Inc. and Triton Group Ltd., both publicly traded diversified holding companies and from 1978 to 1983, he was an audit and tax staff member of Ernst & Whinney.  From 2002 until its sale in 2006, Mr. Earley served as a director and member of the audit committee of MPower Communications, a publicly traded telecommunications company.  Mr. Earley received undergraduate degrees in accounting and business administration from the University of San Diego.

JOSE A. GUETHON, M.D. has served as our Chief Operating Officer and President since September 2009.  Prior to his appointment, he served as President of the PSN since January 2006.  Dr. Guethon initially joined us in October 2001 and has served in a variety of positions, including as Medical Director and Staff Physician from October 2001 through June 2004, as Senior Vice President of Utilization and Quality Improvement from June 2004 through January 2005 and as Chief Medical Officer of our HMO from January 2005 to December 2005.  Dr. Guethon has approximately 15 years of healthcare experience both in clinical and administrative medicine, and is board-certified in family practice. Prior to joining us, Dr. Guethon served as the Regional Medical Director for JSA Healthcare Corporation, a provider services network located in Tampa, Florida from April 2001 to October 2001 and as the Medical Director of Humana’s Orlando market operations from April 1998 to April 2001.  Dr. Guethon earned an undergraduate degree from the University of Miami, a doctorate in medicine degree from the University of South Florida College of Medicine, and a M.B.A. from Tampa College.

ROBERT J. SABO, C.P.A. has served as our Chief Financial Officer since November 15, 2006. Mr. Sabo has over 39 years of financial expertise focused substantially in the Florida healthcare industry.  From November 2003 to October 2006, he was the Chief Financial Officer of Hospital Partners of America, LLC, a privately held North Carolina healthcare services and hospital partnership company, where his duties included the day to day financial operations of the organization as well as the company’s significant business development and merger and acquisition work. He began his career as a CPA in South Florida with Ernst & Young in 1972, and was admitted to the partnership in 1984.  He was the Market Leader of the Health Science Practice of the Carolinas from January 1999 to June 2003.  Mr. Sabo graduated with a B.B.A. in accounting from the University of Miami.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

ROBERTO L. PALENZUELA, ESQ. has served as General Counsel and Secretary since March 2004.  Prior to joining us, Mr. Palenzuela served as General Counsel and Secretary of Continucare from May 2002 to March 2004.  From 1994 to 2002, Mr. Palenzuela served as an officer and director of Community Health Plan of the Rockies, Inc., a privately owned health maintenance organization based in Denver, Colorado.  Community Health Plan of the Rockies, Inc. filed for protection under Chapter 11 of the federal bankruptcy laws on November 15, 2002, and was released from Chapter 11 on December 16, 2002.  From March 1999 to June 2001, Mr. Palenzuela served as General Counsel of Universal Rehabilitation Centers of America, Inc. (n/k/a Universal Medical Concepts, Inc.), a privately owned physician practice management company.  Mr. Palenzuela received a B.B.A.from the University of Miami in 1985 and a law degree from the University of Miami School of Law in 1988.

LUIS H. IZQUIERDO has served as our Chief Marketing Officer since the closing of our acquisition of Continucare on October 4, 2011.  With over twenty years of health plan and provider marketing and sales senior leadership experience, Mr. Izquierdo most recently was Senior Vice President of Marketing and Business Development for Continucare from January 2004 until October 2011.  From 2002 to 2004, Mr. Izquierdo served as Senior Vice President and as a member of the Board of Directors of Neighborhood Health Partnership, a for-profit Florida HMO.  From 1999 to 2001, Mr. Izquierdo was Senior Vice President of Marketing, sales and Customer Service for Foundation Health, Florida.  From 1997 to 1999, he served as Senior Vice President and Chief Marketing Officer for Oral Health Services, a regional dental and vision health plan.  As Corporate Vice President of Marketing and Sales for Physician Corporation of America from 1995 to 1997, Mr. Izquierdo was responsible for all lines of business throughout seven states and Puerto Rico, and, from 1992 to 1995; he served as Senior Vice President, Marketing and Sales for CAC-Ramsay Health Plans.  Mr. Izquierdo is a graduate of the University of Miami with a B.B.A. and  M.B.A. each in marketing and finance.  Additionally, he has attended the Executive Marketing Program at the University of Colorado.

GEMMA ROSELLO has served as President - Continucare Corporation since the closing of our acquisition of Continucare on October 4, 2011.  Prior to that, Ms. Rosello served in various positions with Continucare, including as Executive Vice President — Operations from October 2006 to October 2011 and as Senior Vice President — Operations from May 2005 until October 2006.  Prior to joining Continucare, Ms. Rosello served as the Medicare Business Development Director for AvMed Health Plan, a non-profit HMO.  She served as Vice President of Health Services for Neighborhood Health Plan, a for-profit HMO serving the tri-county area of South Florida from 2003 to 2004.  From 1993 to 2002, she served as the Chief Executive Officer of Medical Utilization Review Associates, a management service organization, and Apex Health Services, which managed Medicare, Medicaid and commercial full risk contracts with national and regional payers.  Prior to her work in the managed care arena, Ms. Rosello served as Chief Operating Officer for an acute medical/surgical non-profit hospital in Miami, Florida.  Ms. Rosello received an undergraduate degree in Nursing from the University of Florida and a M.B.A. from the University of Miami.

ITEM 1A.  RISK FACTORS

We Incurred Substantial Indebtedness to Finance the Merger and May Not Be Able to Meet Our Substantial Debt Service Requirements.

We incurred substantial indebtedness in connection with the Merger.  As of December 31, 2011, our total indebtedness under the Credit Facilities was approximately $320.0 million.  In addition, we have the ability to borrow an additional $30.4 million under the Revolving Loan Facility.  Our ability to satisfy our obligations and to reduce our total debt depends on future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control.

If we are unable to generate sufficient funds to meet our obligations under our new Credit Facilities, we may be required to refinance, restructure or otherwise amend some or all of such obligations, sell assets or raise additional cash through the sale of equity.  We cannot make any assurances that we would be able to obtain such refinancing on terms as favorable as those set forth in the Credit Facilities or that such restructuring activities, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations.

These provisions could have a material adverse effect on our ability to withstand competitive pressures or adverse economic conditions (including adverse regulatory changes); could adversely affect our ability to make material acquisitions, obtain future financing or take advantage of business opportunities that may arise; and could increase our vulnerability to a downturn in economic conditions or in our business.

Our Credit Facilities Contain Restrictions That Will Limit Our Flexibility in Operating our Business.

Our Credit Facilities contain restrictive covenants, subject to certain basket amounts and exceptions. These covenants impose significant operating restrictions on us and our subsidiaries, including our and their ability to:

●	incur or amend certain types of indebtedness and liens;

●	merge with, make an investment in or acquire any property or assets of another company;

●	make capital expenditures;

●	pay cash dividends;

●	repurchase shares of our outstanding stock;

●	make loans;

●	dispose of assets (including the equity securities of our subsidiaries); or

●
prepay the principal on any subordinate indebtedness (including prepayments of indebtedness under the Second Lien Credit Agreement while any indebtedness is outstanding under the First Lien Credit Agreement).

Unless we receive a consent or a waiver from our lenders, these restrictions may limit our ability to pursue our business strategies and/or undertake actions that may be in our best interests.  There can be no assurance that we will be able to receive a consent or waiver on acceptable terms, if at all.

Our Credit Facilities Require Us to Dedicate Substantially All of Cash Flow From Operations to the Payment of Principal and Interest, Which Will Reduce Our Ability to Use Our Cash Flow to Fund Our Operations, Capital Expenditures and Future Business Opportunities.

The First Lien Credit Agreement requires us to make quarterly principal amortization payments of between 5.0% and 12.5% of the $240.0 million total loan per year through maturity.  In addition, we are required to make Mandatory Prepayments under the First Lien and Second Lien Credit Agreements (subject to certain basket amounts and exceptions) equal to:

●	75% of our excess free cash flow on an annual basis, beginning for the year ended December 31, 2012. (50% if our total leverage ratio is 2.00x or lower on the last day of any applicable year);

●
50% of the net proceeds from publicly-offered equity issuances (25% if our senior leverage ratio is 1.25x or lower on the last day of the last fiscal quarter prior to such equity issuance for which financial statements were required to be delivered to the lenders); and

●	100% of the net proceeds from asset sales, permitted debt issuances and extraordinary receipts.

Any amounts required to be applied to Mandatory Prepayments under our Credit Facilities as described above would not be available to us for any other purpose, including to fund our future operations, capital expenditures and future business opportunities, which may severely limit our liquidity and adversely affect our ability to grow our business and/or take advantage of unanticipated business opportunities.

The Credit Facilities Substantially Limit Our Ability to Prepay or Refinance the Second Lien Term Facility.

Borrowings under the Second Lien Credit Agreement accrue interest at a significantly higher rate of interest than borrowings under the First Lien Credit Agreement.  Prior to the repayment of all borrowings under the First Lien Credit Agreement, we are not permitted to prepay any borrowings under the Second Lien Credit Agreement without the prior consent of the First Lien Lenders and/or retirement of the First Lien Credit Agreement.  As a result, our ability to prepay or refinance the more expensive Second Lien Term Facility prior to the repayment of all borrowings under the First Lien Credit Agreement will be severely limited.

Furthermore, to the extent a prepayment of borrowings under the Second Lien Credit Agreement is permitted, such prepayment will be subject to a make-whole payment (including a prepayment penalty of 5.0%) if the prepayment is made prior to May 4, 2013, or a prepayment penalty (without the requirement of a make-whole payment) of between 5.0% and 2.0% if the prepayment is made between May 4, 2013 and October 3, 2015, respectively, which has the effect of substantially increasing the cost to us of any refinancing of the Second Lien Term Facility if replacement debt is available on more favorable terms than the Second Lien Term Facility.

Fluctuations in Interest Rates Could Adversely Affect Our Liquidity, Interest Expense and Financial Results.

The Credit Facilities have variable interest rates. To the extent these interest rates increase, our interest expense may increase, in which event, we may have difficulty making interest payments and funding our other costs and our ability to comply with the financial covenants in the Credit Facilities may be adversely affected.  We entered into an interest rate cap effective December 4, 2011, which provides interest rate protection in the event LIBOR exceeds 1.5%.  This interest rate cap has a notional amount of $157.5 million, which notional amount will decrease to $134.1 million over the life of the agreement, and expires on September 30, 2014.  Notwithstanding this interest rate cap, we are still subject to interest rate risk with respect to indebtedness above the notional amount of the interest rate cap and, unless we extend or replace the interest rate cap, with respect to any portion of the indebtedness outstanding after September 30, 2014.

Reductions in Funding for Medicare Programs and Other Provisions Under the Recent Healthcare Reform Legislation and Future Related Regulations Could Have a Material Adverse Effect on Our Business, Revenue and Profitability

The Reform Acts made significant changes to the Medicare program and to the health insurance market overall.  A number of provisions of healthcare reform legislation have been implemented, and other provisions are scheduled to take effect between now and 2018.  Potentially adverse provisions include:

●
Medicare Advantage benchmarks for 2011 were frozen at 2010 levels. Beginning in 2012, Medicare Advantage benchmark rates will be phased down from current levels to levels that are between 95% and 115% of fee-for-service costs, depending on a plan’s geographic area.  Plans receiving certain quality ratings by CMS will be eligible for bonus rate increases.

●	Rebates received by Medicare Advantage plans that “underbid” based on payment benchmarks will be reduced, with larger reductions for plans failing to receive certain quality ratings.

●	The Secretary of HHS is granted explicit authority to deny Medicare Advantage plan bids that propose significant increases in cost sharing or decreases in benefits.

●
Beginning in 2014, Medicare Advantage plans with medical loss ratios below 85% will be required to pay a rebate to the Secretary of HHS. The Secretary will halt enrollment in any plan failing to meet this ratio for three consecutive years, and terminate any plan failing to meet the ratio for five consecutive years.

●	Since January 1, 2011, cost-sharing for certain services (such as chemotherapy and skilled nursing care) has been limited to the cost-sharing permitted under Original Medicare.

●	Prescription drug plans are now required to cover all drugs on a list developed by the Secretary of HHS, and the Part D premium subsidy for high-income beneficiaries has been reduced by 25%.

Substantially all of our revenue is directly or indirectly derived from the monthly premium payments paid by CMS to the Contracting HMOs.  As a result, our business and results of operations are dependent on government funding levels for Medicare Advantage programs.  Any changes that limit or reduce Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business.

Due to the Reform Acts’ recent passage, scope and complexity, the unsettled nature of the reforms and the numerous steps required to implement them, and our inability to predict or dictate how the Contracting HMO’s Participating Customers and/or our various direct and indirect competitors will react to the Reform Acts, we believe that we have limited ability to predict the direct and indirect effects of the Reform Acts upon the Medicare Advantage industry and us.  For instance, although we anticipate that we will experience a decline in per beneficiary payment rates under the Reform Acts, we also anticipate the impact of such reduction on us will be mitigated, by some indeterminate amount by some of the following factors: enhanced medical management that will reduce the cost of care, reduced plan benefit offerings, increased customer co-pays and deductibles, the potential for plan quality bonuses, improved plan risk score compliance and/or other factors. We note that, although we are seeking to implement various operational and strategic initiatives with respect to the Reform Acts, our ability to anticipate and effectuate certain initiatives is significantly restricted since we have limited ability to influence, among other things, the Contracting HMOs’ marketing efforts to increase enrollment in the plans that we serve, the plan benefits offered by the Contracting HMOs, the plan co-pays and deductibles set by the Contracting HMOs and/or the quality ratings received by the Contracting HMO plans that we serve. If we fail to realize our operational and strategic objectives with respect to the Reform Acts for any reason, it is reasonably possible that our business may be materially adversely affected by the Reform Acts and related regulations.

As a result, changes to Medicare Advantage health plan reimbursement rates stemming from the Reform Acts as well as newly enacted and future regulations adopted in connection therewith may negatively impact our business, revenue and profitability.  In addition, the Reform Acts established a Medicare shared savings program for Accountable Care Organizations (ACOs) which took effect in January 2012.  Under this shared savings program, the Secretary of HHS may contract with eligible organizations, including group medical practices, to be accountable for the quality, cost and overall care of Medicare beneficiaries assigned to the ACO.  Participating ACOs that meet specified quality performance standards will be eligible to share in any savings below a specified benchmark amount.  The Secretary of HHS is also authorized, but not required, to use capitation payment models with ACOs.  The development and expansion of ACOs has the potential to adversely impact our business, revenue and profitability.

There are numerous steps required to implement the Reform Acts, and Congress may seek to alter or eliminate some of the provisions described above.  Numerous legal challenges have also been raised to the Reform Acts that could alter or eliminate certain provisions.  The United States Supreme Court is expected to review challenges to the Reform Acts in March 2012, including whether, if the health insurance mandate is not constitutional, all or some other portions of the Reform Acts are not severable and cannot be implemented.  A decision is expected by the end of June 2012.  Further, various health insurance reform proposals are also emerging at the state level.  Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance reforms may be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business.  However, the enacted reforms as well as future legislative changes may have a material adverse effect on our results of operations, including lowering our reimbursement rates and increasing our expenses.

Our Operations are Dependent on Competing HMOs and, at Times, Their and Our Economic Interests May Diverge.

For the year ended December 31, 2011, 94.2%, of our revenue was earned through our contracts with Humana.  We also have contracts with United, Coventry and Wellcare, among others.  These contracts were assumed pursuant to our acquisition of Continucare and Continucare’s results are reflected in our financial results from the date of the completion of the acquisition, October 4, 2011.  We expect the percentage of revenue from these agreements to increase in 2012, the first full year in which Continucare’s business and results will be reflected in our financial results.  We expect that, going forward, substantially all of our revenue will continue to be derived from these Contracting HMOs.   Each Contracting HMO may immediately terminate any of our contracts and/or any individual physician credentialed upon the occurrence of certain events.  They may also amend the material terms of our contracts under certain circumstances.  See “Item 1.  Business” for a detailed discussion of our agreements with the Contracting HMOs.  Failure to maintain the contracts on favorable terms, for any reason, would materially adversely affect our results of operations and financial condition. A material decline in enrollees in any of the Contracting HMOs Medicare Advantage plan could also have a material adverse effect on our results of operations.

Notwithstanding each Contracting HMOs’ and our current shared interest in providing service to our Participating Customers enrolled in the subject Contracting HMOs, we and the Contracting HMOs  may have different and, at times, opposing economic interests.  The Contracting HMOs provide a wide range of health insurance services across a wide range of geographic regions, utilizing a vast network of providers.  As a result, they and we may have different views regarding the proper pricing of our services and/or the proper pricing of the various service providers in their provider networks, the cost of which we bear to the extent we utilize such service providers.  These HMOs may also have views different than we do regarding the efforts and expenditures that they, we and/or other service providers should make to achieve and/or maintain various quality ratings.  Similarly, as a result of changes in laws, regulations, consumer preferences or other factors, the Contracting HMOs may find it in their best interest to provide health insurance services in Florida pursuant to another payment or reimbursement structure.  In the event our interests diverge, we may have limited recourse or alternative options in light of our dependence on these Contracting HMOs.  There can be no assurances that we will continue to find it mutually beneficial to work together. As a result of various restrictive provisions that appear in some of our managed care agreements with Contracting HMOs, we or our PSN may, at times, have limitations on our ability to cancel an agreement with one Contracting HMO and immediately thereafter contract with a competing HMO with respect to the same service area.

Furthermore, under the Credit Facilities, the termination of any agreement that generates greater than 20% of our consolidated annual gross profit (unless replaced by a substantially similar agreement within thirty days), or the termination of any healthcare permits or any payment programs or reimbursement authorizations sponsored or maintained by any government payer, private insurer, or managed care plan, will constitute an event of default, in which case the lenders under the Credit Facilities may, among other things, accelerate all or any portion of the unpaid principal amount of the outstanding loans thereunder and/or exercise any other rights and remedies available to them under our loan documents and applicable law.

We May be Required to Continue Providing Services Following Termination of Certain of Our Agreements with Contracting HMOs.

Under our agreements with the Contracting HMOs, there are circumstances under which we could be obligated to continue to provide medical services to Participating Customers in our care following a termination of the applicable agreement.  In certain cases, this obligation could require us to provide care to Participating Customers following the bankruptcy or insolvency of a Contracting HMO.  Accordingly, our obligations to provide medical services to our Participating Customers (and the associated costs we incur) may not terminate at the time that our agreement with the Contracting HMO terminates, and we may not be able to recover our cost of providing those services from the Contracting HMO, which could have a material adverse effect on our financial condition, results of operations and/or cash flows.

All of Our PSN Operations are Concentrated in the State of Florida, and We May Not be Able to Successfully Establish a Presence in New Geographic Markets.

We derive substantially all of our revenue from our PSN, which operates exclusively in the State of Florida.  As a result, our exposure to many of the risks described herein are not mitigated by a diversification of geographic focus.  Furthermore, due to the concentration of our PSN operations in the State of Florida, our business may be adversely affected by economic conditions, natural disasters (such as hurricanes), or acts of war or terrorism that disproportionately affect Florida as compared to other states.  To expand our PSN operations outside of Florida, we will have to devote resources to identifying and exploring such perceived opportunities.  Thereafter, we will have to, among other things, recruit and retain qualified personnel, develop new offices, establish potentially new relationships with an HMO and establish new relationships with physicians and other healthcare providers.  In addition, if we were to seek expansion outside of Florida, we would be required to comply with laws and regulations of states that may differ from the ones in which we currently operate, and could face competitors with greater knowledge of such local markets. We anticipate that any geographic expansion may require us to make a substantial investment of management time, capital and/or other resources.  There can be no assurance that we will be able to establish a profitable PSN operation in any new geographic markets.

Reductions in the Quality Ratings of the HMO Plans We Serve Could Have an Adverse Effect on Our Results of Operations, Financial Condition and/or Cash Flow.

As a result of the Reform Acts, we anticipate the level of reimbursement each Contracting HMO receives from CMS will be dependent in part upon the quality rating of their Medicare plans that we serve.  Such ratings are expected to impact the percentage of any Cost Savings Rebate and any Bonuses earned by the Contracting HMO.  Since substantially all of our revenue for 2012 is expected to be calculated as a percentage of CMS reimbursements received by these Contracting HMOs with respect to Participating Customers, reductions in the quality ratings of an HMO plan that we serve could have an adverse effect on our results of operations, financial condition and/or cash flows.  Given each Contracting HMO’s control of its plans and the many other providers that serve such plans, we believe we will have limited ability to influence the overall quality rating of any such plan.

Future Reductions in Funding for Medicare Programs and other Healthcare Reform Initiatives Could Adversely Affect Our Profitability.

Substantially all of our revenue is directly or indirectly derived from reimbursements generated by Medicare Advantage plans.  As a result, our revenue and profitability are dependent on government funding levels for Medicare Advantage programs.

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

For instance, the Reform Acts froze the 2011 Medicare Advantage payment benchmarks at 2010 levels and thereafter reduce future year benchmark payments pursuant to a statutorily prescribed schedule.  The Reform Acts also established a new Independent Payment Advisory Board to recommend ways to reduce Medicare spending if the increase in Medicare costs per capita exceeds certain targets, which will be implemented unless Congress passes alternative legislation that achieves the same savings, and the BCA mandates a 2% decrease in Medicare Advantage spending.  Additional steps could be taken by government agencies and plan providers to further restrict, directly or indirectly, the reimbursements available to plan service providers.

We May Not be Able to Successfully Integrate Continucare’s Operations with Our Own or Realize the Anticipated Benefits of the Merger, which Could Materially and Adversely Affect Our Financial Condition, Results of Operations and Business Prospects.

We may not be able to successfully integrate Continucare’s operations with our own, and we may not realize all or any of the expected benefits of the Merger as and when planned.  The integration of Continucare’s operations with our own will be complex, costly and time-consuming.  We expect that the integration of Continucare’s operations will require significant attention from our senior management and will impose substantial demands on our operations and personnel, potentially diverting attention from other important pending projects.  The difficulties and risks associated with the integration of Continucare’s operations include, but are not limited to:

●
the possibility that we will fail to implement our business plans for the combined company, including as a result of new legislation or regulation in the healthcare industry that affects the timing or costs associated with the operations of the combined company or our integration plan;

●	possible inconsistencies between our standards, controls, procedures, policies and compensation structures and those of Continucare;

●	the increased scope and complexity of our operations following the Merger;

●	the potential loss of key employees and the costs associated with our efforts to retain key employees;

●	provisions in our and Continucare’s contracts with third parties that may limit our flexibility to take certain actions;

●	risks and limitations on our ability to consolidate the corporate and administrative infrastructures of the two companies;

●	the possibility that we may have failed to discover liabilities of Continucare during our due diligence investigation as part of the Merger for which we, as a successor owner, may be responsible;

●	obligations that we will have to joint venture partners and other counterparties of Continucare that arise as result of the change in control of Continucare; and

●	the possibility of unanticipated delays, costs or inefficiencies associated with the integration of Continucare’s operations with ours.

As a result of these difficulties and risks, we may not accomplish the integration of Continucare’s business smoothly, successfully or within our budgetary expectations and anticipated timetable.  Accordingly, we may fail to realize some or all of the anticipated benefits of the Merger, such as increases in our scale, diversification, cash flows and operational efficiency and meaningful accretion to our diluted earnings per share.

We May be Unable to Realize Projected Cost Synergies or May Incur Additional and Unexpected Costs in Order to Realize Them.

We project that we will realize approximately $5.0 million of operating synergies per year following the completion of the Merger, beginning in 2012.  We may be unable to realize all of these cost synergies within the timeframe expected, or at all, and we may incur additional and unexpected costs in order to realize them.

Our Records and Submissions to an HMO May Contain Inaccurate or Unsupportable Information Regarding Risk Adjustment Scores of Participating Customers, which Could Cause Us to Overstate or Understate Our Revenue and Subject Us to Various Penalties.

We submit to Contracting HMOs claims and encounter data that support the risk adjustment scores of our Participating Customers, which determine, in part, the revenue to which the plan provider and we are entitled for such Participating Customers.  This data is submitted to CMS by each HMO based on medical charts and diagnosis codes prepared and submitted by us.  Each HMO generally relies on us to appropriately document and support such risk-adjustment data in their medical records and appropriately code customer claims.  Inaccurate or unsupportable coding, inaccurate records for new Participating Customers, and erroneous claims and encounter recording and submissions could result in inaccurate capitation fee revenue and risk adjustment payments, which are subject to correction or retroactive adjustment in later periods.  Payments that we receive in connection with this corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded.  We, Contracting HMOs or CMS through a medical records review and risk adjustment validation, may also find that data regarding our Participating Customers’ risk scores, when reconciled, requires that we refund a portion of the revenue that we received, which refund, depending on its magnitude, could damage our relationship with the subject Contracting HMO and have a material adverse effect on our results of operations or cash flows.

CMS has been auditing Medicare Advantage plans for compliance by the plans and their providers with proper coding practices.  The Medicare Advantage plans audited include both plans selected at random, as well as plans targeted for review based on a studied analysis of plans that have experienced significant increases in risk scores.  CMS's targeted medical reviews can result in payment adjustments and in February 2012, CMS indicated that, starting with payment year 2011, payment adjustments will not be limited to risk scores for the specific beneficiaries for which errors are found but may be extrapolated to the entire Medicare Advantage plan subject to a particular CMS contract.  Although CMS has described its audit process as plan year specific, CMS has not specifically stated that payment adjustments as a result of one plan year's audit will not be extrapolated to prior plan years.  There can be no assurance that a Contracting HMO will not be randomly selected or targeted for review by CMS.  In the event that a Medicare Advantage plan of a Contracting HMO is selected for a review, there can be no assurance that the outcome of such a review will not result in a material adjustment in our revenue and profitability, even if the information we submitted to the plan is accurate and supportable.  Since the CMS rules, regulations and statements regarding this audit program are still not well defined in some respects, there is also a risk that CMS may adopt new rules and regulations that are inconsistent with their existing rules, regulations and statements.

Under Most of Our Agreements With Contracting HMOs, We Assume Some or All of The Risk That the Cost of Providing Services Will Exceed Our Compensation.

A significant portion of our revenue is earned under risk agreements under which we receive a monthly capitation fee for each Participating Customer.  In accordance with the agreements, the total monthly payment is a function of the number of Participating Customers, regardless of the actual utilization rate of covered services.  In return, the PSN assumes financial responsibility for the provision of all necessary medical care to the Participating Customers, regardless of whether or not its affiliated providers directly provide the covered medical services.

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

Since we do not negotiate with CMS or any HMO regarding the benefits to be provided under their Medicare Advantage plans, we often have just a few months to familiarize ourselves with each new, annual package of benefits we are expected to offer.  In addition, under most of our agreements with Contracting HMOs, the Contracting HMO is generally permitted to modify the benefit and risk obligations and compensation rights from time to time.  If a Contracting HMO exercises its right to amend the benefit and risk obligations and compensation rights under one of our agreements, we generally are allowed a period of time to object to such amendment.  If we object to such amendment, under some of our managed care agreements the relevant Contracting HMO may terminate the applicable agreement upon 60 to 90 days written notice.  Aside from the foregoing, we have potentially limited opportunities to negotiate with an HMO regarding the scope of benefits we will be directly or indirectly responsible for providing and/or our compensation rights.  If we enter into contracts with unfavorable economic terms, or a contract is amended to include unfavorable terms, we could suffer losses with respect to such contract through its termination date.

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

Historically, our medical expenses as a percentage of revenue have fluctuated.  Factors that may cause medical expenses to exceed estimates include:

●	the health status of our Participating Customers;

●	higher than expected utilization of new or existing healthcare services or technologies;

●	an increase in the cost of healthcare services and supplies, including pharmaceuticals, whether as a result of inflation or otherwise;

●	changes to mandated benefits or other changes in healthcare laws, regulations, and practices;

●	periodic renegotiation of provider contracts with specialist physicians, hospitals and ancillary providers;

●	periodic renegotiation of contracts with our affiliated primary care physicians;

●	changes in the demographics of our Participating Customers and medical trends;

●	contractual or claims disputes with providers, hospitals, or other service providers within a Contracting HMO’s network; and

●	the occurrence of catastrophes, major epidemics, or acts of terrorism.

A Failure to Estimate Incurred But Not Reported Medical Benefits Expense Accurately Could Adversely Affect Our Profitability.

Medical claims expense includes estimates of future medical claims that have been incurred by the customer but for which the provider has not yet billed us (“IBNR”).  IBNR claim estimates are made utilizing actuarial methods and are continually evaluated and adjusted by management, based upon our historical claims experience and other factors.  Adjustments, if necessary, are made to medical claims expense when the assumptions used to determine our IBNR claims liability changes and when actual claim costs are ultimately determined.  Due to the inherent uncertainties associated with the factors used in these estimates and changes in the patterns and rates of medical utilization, materially different amounts could be reported in our financial statements for a particular period under different conditions or using different, but still reasonable, assumptions.  Although our past estimates of IBNR have typically been adequate, they may be inadequate in the future, which would adversely affect our results of operations.  Further, the inability to estimate IBNR accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

We Face Certain Competitive Threats Which Could Reduce Our Profitability and Increase Competition for Participating Customers.

We face certain competitive threats based on certain features of the Medicare programs, including the following:

●
As a result of the direct and indirect impacts of the Reform Acts, many Participating Customers may decide that an original fee-for-service Medicare program is more attractive than a Medicare Advantage plan.  As a result, enrollment in the plans we serve may decrease.

●
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

●
The payments for the local and regional Medicare Advantage plans are based on a competitive bidding process that may indirectly cause a decrease in the amount of the capitation fee paid to the PSN or result in an increase in the benefits offered by the Contracting HMO.

●
The annual enrollment process and subsequent “lock-in” provisions of the Reform Act may adversely affect our level of revenue growth as it will limit the ability of a Contracting HMO to market to and enroll new Participating Customers in its established service areas outside of the annual enrollment period.

●
Commencing in 2012, CMS will allow Medicare beneficiaries who are enrolled in a Medicare Advantage plan with a quality rating of 4.5 stars or less to enroll in a 5 star rated Medicare Advantage plan at any time during the benefit year.  None of the plans we serve are 5 star rated.  Therefore, we and the Contracting HMOs may face a competitive disadvantage in recruiting and retaining customers.

CMS’ Risk Adjustment Payment System Could Result in Material Retroactive Adjustments to Our Results of Operations.

CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish appropriate compensation for Medicare plans that enroll and treat less healthy Medicare beneficiaries.  CMS establishes premium payments to Medicare plans based on the plans’ approved bids at the beginning of the calendar year. Based on the customers’ known demographic and risk information, CMS then adjusts premium levels on two separate occasions during the year on a retroactive basis to take into account additional customer risk data.  The first such adjustment updates the risk scores for the current year based on prior year’s dates of service. The second such adjustment is a final retroactive risk premium settlement for the prior year. As a result of the variability of factors impacting risk scores, the actual amount of CMS’ retroactive adjustment could be materially more or less than our estimates.  The change in this estimate may result in favorable or unfavorable adjustments to our Medicare capitated fee revenue and, accordingly, our profitability.

A Disruption in Our Healthcare Provider Networks Could Have an Adverse Effect on Our Operations and Profitability.

In any particular service area, healthcare providers or provider networks could refuse to contract with us or a Contracting HMO, demand higher payments, or take other actions that could result in higher healthcare costs, disruption of benefits to our Participating Customers, or difficulty in meeting our regulatory or accreditation requirements. In some service areas, healthcare providers or provider networks may have significant market positions. If healthcare providers or provider networks refuse to contract with us or a Contracting HMO, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, then the Contracting HMO’s ability to market products or for us to be profitable in those service areas could be adversely affected.  Our provider networks could also be disrupted by the financial insolvency of a large provider group.  Any disruption in our provider network could result in a loss of Participating Customers or higher healthcare costs.

A Disruption in our Contracting HMOs’ Healthcare Provider Networks Could Have an Adverse Effect on Our Operations and Profitability.

A significant portion of the PSN’s total medical expenses are payable to entities that are not directly contracted with the PSN.  Although virtually all of such entities are approved service providers of the Contracting HMO, and although the PSN can provide each Contracting HMO input with respect to its service providers, the PSN does not control the process by which a Contracting HMO negotiates and/or contracts with service providers in the Contracting HMO’s Medicare Advantage network.

We Depend on Each Contracting HMO to Provide Us with Crucial Information and Data.

Each Contracting HMO provides a significant amount of information and services to the PSN, including revenue, claims and Participating Customer data and other information, including reports and calculations of costs of services provided and payments to be received by the PSN.  The PSN does not own or control such systems and, accordingly, has limited ability to ensure that these systems are properly maintained, serviced and updated.  In addition, information systems such as these may be vulnerable to failure, acts of sabotage and obsolescence.  The PSN’s business and results of operations could be materially and adversely affected by its inability, for any reason, to receive timely and accurate information from a Contracting HMO.

Competition for Physician Practice Group Acquisitions and Other Factors May Impede Our Ability to Acquire Other Physician Practices and May Inhibit Our Growth.

We anticipate that a portion of the future growth of our PSN may be accomplished through acquisitions of physician practices or other provider service networks with managed care contracts.  The success of this strategy depends upon our ability to identify suitable acquisition candidates, reach agreements to acquire these companies, obtain necessary financing on acceptable terms and successfully integrate the operations of these businesses.  In pursuing acquisition opportunities, we may compete with other companies that have similar growth strategies.  Some of these competitors are larger and have greater financial and other resources than we have.  This competition may prevent us from acquiring businesses that could improve our growth or expand our operations.

Claims Relating to Medical Malpractice and Other Litigation Could Cause Us to Incur Significant Expenses.

From time to time, we are a party to various litigation matters, some of which seek monetary damages.  Managed care organizations may be sued directly for alleged negligence, including in connection with the credentialing of network providers or for alleged improper denials or delay of care.  In addition, IPAs involved in medical care decisions may be exposed to the risk of medical malpractice claims.  Some of these IPAs do not have malpractice insurance.  As a result of increased costs or inability to secure malpractice insurance, the percentage of physicians who do not have malpractice insurance may increase.  Although most of its network providers are independent contractors, claimants sometimes allege that a PSN should be held responsible for alleged provider malpractice, particularly where the provider does not have malpractice insurance, and some courts have permitted that theory of liability.

We cannot predict with certainty the eventual outcome of any pending litigation or potential future litigation, and there can be no assurance that we will not incur substantial expense in defending these or future lawsuits or indemnifying third parties with respect to the results of such litigation.  The loss of even one of these claims, if it results in a significant damage award, could have a material adverse effect on our business.  In addition, exposure to potential liability under punitive damage or other theories may significantly decrease our ability to settle these claims on reasonable terms.

We maintain professional liability insurance and other insurance coverage that we believe is adequate based on industry standards.  Nonetheless, potential liabilities may not be covered by insurance, insurers may dispute coverage or may be unable to meet their obligations or the amount of insurance coverage and/or related reserves may be inadequate. There can be no assurances that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all. Moreover, even if claims brought against us are unsuccessful or without merit, we would have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly and may distract management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

Our Industry is Already Very Competitive; Increased Competition Could Adversely Affect Our Revenue; the PSN Competes with Other Service Providers for Business from HMOs.

We compete in the highly competitive and regulated healthcare industry, which is subject to continuing changes with respect to the provision of services and the selection and compensation of providers.  Approximately 96.9% of our revenue was directly or indirectly derived from premiums generated by Medicare Advantage health plans.  In 2011, substantially all of our revenue was earned through contracts with the Contracting HMOs.  These organizations compete with other health plans, as well as with each other, in securing and serving customers in the Medicare Advantage Program.  Companies in other healthcare industry segments, some of which have financial and other resources comparable to or greater than these HMOs, can be their competitors.  The market in Florida has become increasingly attractive to health plans that may compete with these organizations and they may not be able to continue to compete profitably in the healthcare industry if additional competitors enter the same market.

The PSN competes with other service providers for the business of each of the Contracting HMOs.  Failure to maintain favorable contract terms with the Contracting HMOs would adversely affect our results of operations and financial condition.

Competitors of our PSN vary in size and scope and in terms of products and services offered.  Our PSN competes directly with various regional and local companies that provide similar services.  Some of the PSN’s direct competitors are MCCI, JSA Healthcare Corporation, and Island Doctors, all based or operating in Florida. Additionally, companies in other healthcare industry segments, some of which have financial and other resources greater than ours, may become competitors in providing similar services at any given time.  The market in Florida has become increasingly attractive to competitors of the PSN due to the large population of Medicare participants.  We and our Contracting HMOs may not be able to continue to compete effectively in the healthcare industry if additional competitors enter the same markets.

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

Our Business Activities Are Highly Regulated and New and Proposed Government Regulation or Legislative Reforms Could Increase Our Cost of Doing Business and Reduce Our Customer Base, Profitability, and Liquidity.

Our business is subject to substantial federal and state regulation. These laws and regulations, along with the terms of our contracts and licenses, directly or indirectly regulate how we do business, what services we offer, and how we interact with our Participating Customers, providers, and the public.  Healthcare laws and regulations are subject to frequent change and varying interpretations.  Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could adversely affect our business by, among other things:

●	reducing the capitation payments we receive;

●	imposing additional license, registration, or capital reserve requirements;

●	increasing our administrative and other costs;

●	forcing us to undergo a corporate restructuring;

●	increasing mandated benefits without corresponding capitation fee increases;

●	increasing the number and type of healthcare providers and organizations with which we compete for business;

●	limiting our ability to engage in inter-company transactions with our affiliates and subsidiaries;

●	forcing us to restructure our relationships with providers; or

●	requiring us to implement additional or different programs and systems.

It is possible that future legislation and regulation and the interpretation of existing and future laws and regulations could have a material adverse effect on our ability to operate under the Medicare and Medicaid programs and to continue to serve and attract new Participating Customers.

The Healthcare Industry is Highly Regulated.  Our or any of the Contracting HMOs’ Failure to Comply with Laws or Regulations, or a Determination that in the Past We Had Failed to Comply with Laws or Regulations, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations.

The healthcare services that we and our affiliated professionals, including the PSN physicians, provide are subject to extensive federal, state and local laws and regulations governing various matters such as the licensing and certification of our facilities and personnel, the conduct of our operations, billing and coding policies and practices, policies and practices with regard to patient privacy and confidentiality, and prohibitions on payments for the referral of business and physician self-referrals.  These laws and regulations generally aimed at protecting patients and federal healthcare programs, and the agencies charged with the administration of these laws and regulations have broad authority to enforce them.  See “Item 1 - Business - Government Regulation” for a discussion of the various federal government and state laws and regulations to which we are subject.

The federal and state agencies administering the laws and regulations applicable to us have broad discretion to enforce them. We are subject, on an ongoing basis, to various governmental reviews, audits, and investigations to verify our compliance with our contracts, licenses, and applicable laws and regulations. These reviews, audits and investigations can be time consuming and costly. An adverse review, audit, or investigation could result in one or more of the following:

●	loss of the PSN’s right to directly or indirectly participate in the Medicare and Medicaid programs;

●	loss of one or more of the PSN’s licenses to act as a service provider or third party administrator or to otherwise provide or bill for a service;

●	forfeiture or recoupment of amounts the PSN has been paid pursuant to its contracts;

●	imposition of significant civil or criminal penalties, fines, or other sanctions on us and/or our affiliated professionals and employees, including the PSN physicians;

●	damage to our reputation in existing and potential markets;

●	increased restrictions on marketing of the PSN’s services; and

●	inability to obtain approval for future products and services, geographic expansions, or acquisitions.

Each Contracting HMO is also subject to substantial federal and state government regulation as well as governmental reviews, audits and investigations.  Their failure to comply with applicable regulations and/or maintain its licensure and rights to participate in the Medicare and Medicaid programs would have a materially adverse effect on our business.

We Are Required to Comply with Laws Governing the Transmission, Security and Privacy of Health Information That Require Significant Compliance Costs, and Any Failure to Comply with These Laws Could Result in Material Criminal and Civil Penalties.

Regulations under HIPAA require us to comply with standards regarding the exchange of health information within our company and with third parties, including healthcare providers, designated “business associates” and customers. These regulations include standards for common healthcare transactions, including claims information, plan eligibility, and payment information; unique identifiers for providers and employers; security; privacy; and enforcement.  HIPAA also provides that to the extent state laws impose stricter privacy standards than HIPAA privacy regulations, the stricter state law requirements are not preempted by HIPAA.  However, HIPAA generally does preempt more lenient state law requirements.

In 2009, as part of the ARRA, the federal government passed HITECH, which along with its implementing regulations has amended and supplemented HIPAA.  HITECH, in part, provides for enhanced enforcement of HIPAA, imposes data breach notification requirements for unauthorized uses and disclosures of unsecured Protected Health Information, limits the use of PHI for marketing, limits the sale of PHI and applies certain HIPAA provisions directly to business associates (i.e., business associates may now be held directly liable for violations of HIPAA rather than simply being held in breach of a contractual arrangement with a covered entity).

We conduct our operations in an attempt to comply with all applicable HIPAA requirements.  Given the complexity of the HIPAA regulations, the possibility that the regulations may change and that HHS has not yet promulgated some regulations mandated by HITECH, and the fact that the regulations are subject to changing and, at times, conflicting interpretation, our ongoing ability to comply with applicable HIPAA requirements is uncertain.  Furthermore, a state’s ability to promulgate stricter laws, and uncertainty regarding many aspects of such state requirements, make compliance more difficult.  To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA, payments may be delayed or denied. Additionally, the costs of complying with any changes to the HIPAA regulations may have a negative impact on operations. Sanctions for failing to comply with the HIPAA provisions include criminal penalties and civil sanctions, including significant monetary penalties. In addition, failure to comply with state health information laws that may be more restrictive than the regulations issued under HIPAA could result in additional penalties.

Our Exploration of Various Forms of Business Proposals Could be Disruptive to Our Business and We May Never Recover Our Investment in Such Efforts.

From time to time we explore various business proposals that we believe have the promise of resulting in a transaction or relationship that could be beneficial to us.  Such proposals may relate to new service areas, new businesses, new services and/or strategic alternatives.  Such perceived opportunities may be presented to us by third parties without solicitation and, in other instances, we may take certain actions to generate and/or gauge an expression of interest or an offer.  The exploration of such proposals is an inherently uncertain process, not uniquely within our control and subject to unpredictable developments and set-backs.  We may incur substantial expenses and consume considerable management and employee time exploring whether or not to even conditionally advance one or more business proposals.  The diversion of our management's and employees’ attention can be disruptive to our ongoing business.  Although our Board of Directors can commit to act in our best interest when making and/or evaluating any communications regarding business proposals, we cannot assure you that any series of conversations, expressions of interest or offers will ever result in an offer that is deemed to be in our best interest by our Board of Directors and/or shareholders, which may be asked to pass upon an offer in certain circumstances. Accordingly, we are also subject to the risk that we may never recoup the investment of money and/or management time that we devote to business proposals.

We have Anti-Takeover Provisions Which May Make it Difficult to Acquire Us or Replace or Remove Current Management.

Provisions in our Articles of Incorporation and Bylaws may delay or prevent our acquisition, a change in our management or similar change in control transaction, including transactions in which our shareholders might otherwise receive a premium for their shares over the then current prices or that shareholders may deem to be in their best interests. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove current management by making it more difficult for shareholders to replace members of the Board of Directors. Because the Board of Directors is responsible for appointing the members of the management team, these provisions could in turn affect any attempt by our shareholders to replace the current members of the management team. These provisions provide, among other things, that:

●	any shareholder wishing to properly bring a matter before a meeting of shareholders must comply with specified procedural and advance notice requirements;

●	the authorized number of directors may be changed only by resolution of the Board of Directors; and

●
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

We cannot predict the effect, if any, that future sales or the possibility of future sales may have on the market price of our Common Stock.  As of December 31, 2011, there were approximately 43.8 million shares of our Common Stock outstanding, all of which are freely tradable without restriction or tradable in accordance with Rule 144 of the Securities Act, with the exception of approximately 1.3 million shares owned by certain of our officers, directors and affiliates which may be sold publicly at any time subject to the volume and other restrictions promulgated pursuant to Rule 144 of the Securities Act and subject to legal restrictions such as insider trading laws.  There are approximately 1.1  million restricted shares of our Common Stock owned by certain of our employees and directors at December 31, 2011 that are subject to forfeiture until vested in accordance with their terms.  In addition, as of December 31, 2011, approximately 4.1 million shares of our Common Stock were reserved for issuance upon the exercise of options which were previously granted and 301,000 shares of our Common Stock were reserved for future issuance upon conversion of the Series A Preferred Stock.

Sales of substantial amounts of our Common Stock or the perception that such sales could occur could adversely affect prevailing market prices, which could impair our ability to raise funds through future sales of Common Stock. The market price and trading volume of our Common Stock could fluctuate significantly and unexpectedly as a result of a number of factors, including factors beyond our control and unrelated to our business.  Some of the factors related to our business include termination of our agreements with the Contracting HMOs, announcements relating to our business or that of our competitors, adverse publicity concerning organizations in our industry, changes in state or federal legislation and programs, general conditions affecting the industry, performance of companies comparable to us, and changes in the expectations of analysts with the respect to our future financial performance.  Additionally, our Common Stock may be affected by general economic conditions or specific occurrences such as epidemics (such as influenza), natural disasters (including hurricanes), and acts of war or terrorism.  Because of the limited trading market for our Common Stock, and because of the possible price volatility, our shareholders may not be able to sell their shares of Common Stock when they desire to do so. The inability to sell shares in a rapidly declining market may substantially increase our shareholders’ risk of loss because of such illiquidity and because the price for our Common Stock may suffer greater declines because of our price volatility.

Delisting of Our Common Stock from New York Stock Exchange Would Adversely Affect Us and Our Shareholders.

Our Common Stock is listed on the New York Stock Exchange.  To maintain listing of securities, the New York Stock Exchange requires satisfaction of certain maintenance criteria that we may not be able to continue to be able to satisfy.  If we are unable to satisfy such maintenance criteria in the future and we fail to comply, our Common Stock may be delisted from trading on New York Stock Exchange.  If our Common Stock is delisted from trading on New York Stock Exchange, then trading, if any, might thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. and consequently an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our Common Stock.

We May Be Required to Record Additional Impairment Related to Goodwill and Other Intangible Assets

Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, of approximately $364.9 million, which represented 77.7% of our total assets at December 31, 2011. The most significant component of the intangible assets consists of the intangible assets recorded in connection with the acquisition of Continucare. The purchase price for Continucare, excluding acquisition costs, of approximately $415.9 million was allocated to the estimated fair value of acquired tangible assets of $102.6 million, identifiable intangible assets of $105.0 million and assumed liabilities of $52.1 million, resulting in goodwill totaling $260.4 million.

We do not amortize goodwill and intangible assets with indefinite useful lives. We review such assets for impairment on an annual basis or more frequently if certain indicators of impairment arise. We amortize intangible assets with definite useful lives over their respective useful lives to their estimated residual values and also review for impairment annually or more frequently if certain indicators of impairment arise. Indicators of impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, and the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.  The goodwill impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units.

We have two reporting units: the PSN and the sleep diagnostic business.  Our goodwill impairment reviews are determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, or book value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The annual impairment review performed as of December 31, 2011, resulted in goodwill impairment in the sleep diagnostic business of $3.5 million.  Future evaluations may require further impairment allowances to our goodwill and other long-lived assets, which could materially adversely affect our financial condition and results of operations.

We May Not Be Able to Locate a Suitable Purchaser for the Sleep Diagnostic Business and Any Sale of Such Business is Subject to Significant Risks.

Since the acquisition of Continucare, we’ve operated a sleep diagnostic business which operates and manages over 70 sleep diagnostic centers in 15 states.  On February 27, 2012, the Board of Directors approved a plan to sell the sleep diagnostic business.  While we have retained an investment banking firm to assist us with the sale of the sleep diagnostic business, we cannot provide any assurance that we will be successful in finding suitable purchasers.  Even if we are able to find suitable purchasers, we may not be able to obtain attractive terms and conditions for such sale, including attractive pricing.  Furthermore, at December 31, 2011, included in income before income taxes is a $3.5 million impairment charge, representing the difference between the carrying values of the assets being sold, including goodwill, the liabilities to be assumed and the estimated sales price of the business.  We may not be able to sell the sleep business at the carrying value of the assets being sold, which could result in our recognition of further impairment losses.

Divestitures of businesses involve a number of risks, including among other things the diversion of management and employee attention and significant costs and expenses.  In addition, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources.  Inability to consummate a sale of the sleep diagnostic business or to manage the post-separation transition arrangements could materially adversely affect our financial condition, results of operations and cash flows.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.	PROPERTIES

Our principal executive office is located at 777 Yamato Road, Suite 510, Boca Raton, Florida, where we occupy 19,600 square feet at a current monthly base rent of approximately $18,000 pursuant to a lease that expires in September 2021 (subject to extension for up to two additional five-year terms, at our option).  We maintain an additional executive office in Miami, Florida, where we occupy 11,488 square feet at a current monthly base rent of approximately $10,000 pursuant to a lease that expires in February 2015 (subject to extension for one additional five-year term, at our option).

The PSN serves our customers out of 34 offices in central and south Florida.  The PSN has leases for 28 of these offices, totaling 177,600 square feet, with current monthly aggregate base rental payments of approximately $250,000 pursuant to lease agreements with remaining noncancellable terms ranging from one to seven years.  The PSN owns two office buildings in Dade County, Florida totaling 51,000 square feet.

Substantially all of our and our Guarantors’ existing and future assets are encumbered by the First Lien Facilities and the Second Lien Facility entered into in connection with the Merger.  For further information regarding the First Lien Facilities, Second Lien Facility and the Merger, see “Item 1 – Description of Business”.

ITEM 3	LEGAL PROCEEDINGS

We are party to various legal proceedings which are ordinary and routine litigation incidental to our business.  We do not view any of these ordinary and routine legal proceedings as material.

On July 1, 2011, a putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Kathryn Karnell, Trustee and the Aaron and Kathryn Karnell Revocable Trust U/A Dtd 4/9/09 against Continucare, the members of the Continucare Board, individually, Metropolitan, and Merger Sub (styled Kathryn Karnell Trustee, etc. v. Continucare Corporation et al., No. 11-20538 CA40). Also on July 1, 2011, a second putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Steven L. Fuller against Continucare, the members of the Continucare Board, individually, Metropolitan, and Merger Sub (styled Steven L. Fuller v. Richard C. Pfenniger et al., No. 11-20537 GA04).  On July 6, 2011, a third putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Hilary Kramer against Continucare, the members of the Continucare Board, individually, Metropolitan, and Merger Sub (styled Hilary Kramer v. Richard C. Pfenniger Jr. et al., No. 11-20925 CA20). On July 12, 2011, a fourth putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Jamie Suprina against Continucare, the members of the Continucare board of directors, individually, Metropolitan, and Merger Sub (styled Jamie Suprina v. Continucare Corporation et al., No. 11-21522 CA15). On July 22, 2011, a fifth putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Kojo Acquaah against Continucare, the members of the Continucare board of directors, individually, Metropolitan, and Merger Sub (styled Kojo Acquaah v. Continucare Corporation et al., No. 11-22833 CA40).  Also on July 22, 2011, a sixth putative class action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by David DeYoung against Continucare, the members of the Continucare board of directors, individually, Metropolitan, and Merger Sub (styled David DeYoung v. Continucare Corporation et al., No. 11-22837 CA40).  The plaintiffs in the Fuller, Karnell, and Acquaah and DeYoung actions filed motions seeking appointment of lead counsel and to expedite discovery and the proceedings.

The complaints in each of these suits alleges a claim against the members of the Continucare Board for breach of fiduciary duty and a claim against Continucare, Metropolitan, and Merger Sub for aiding and abetting the individual defendants’ alleged breach of fiduciary duty. The amended complaints in Karnell, Suprina and Fuller and the complaints in Acquaah and DeYoung also alleged that the disclosure contained in the Proxy Statement or Registration Statement on Form S-4 originally filed by us on July 11, 2011 regarding the pending Merger was inadequate.  All of the above-mentioned complaints sought to enjoin the now completed transaction between Continucare and Metropolitan, as well as attorneys’ fees. The Acquaah and DeYoung complaints also sought rescission.  The Fuller, Kramer, and Suprina suits also sought rescission and money damages.

On July 28, 2011 the Court entered an order consolidating all six actions arising from the Metropolitan Health/Continucare proposed transaction (the “Consolidated Action”) appointed Fuller as Lead Plaintiff and the law firm of Levi & Korinsky LLP as Plaintiffs Lead Counsel and Julie Vinale, Esq. as Liaison Counsel.  Following the consolidation and Lead Plaintiff/Lead Counsel orders the parties engaged in limited expedited discovery, including the production of certain documents from Continucare and the depositions of Plaintiff Fuller and Defendants Richard C. Pfenniger and Phillip Frost.

The parties executed a Memorandum of Understanding (the "MOU") on August 12, 2011 with Plaintiff's Lead Counsel regarding the settlement of the Consolidated Action.  In connection with the settlement, Continucare agreed to make certain additional disclosures to its shareholders, which were contained in a Form 8-K filed with the SEC on August 12, 2011.  Subject to the completion of certain confirmatory discovery by Plaintiff’s Lead Counsel, the MOU contemplated that the parties would enter into a stipulation of settlement.  The confirmatory discovery has been completed and the parties entered a stipulation of settlement on November 21, 2011.

On November 29, 2011, the court entered an order preliminarily approving the settlement, conditionally certifying a settlement class and ordering that notice be provided to Continucare shareholders.  On February 24, 2012, the court conducted a final settlement hearing to consider the fairness, reasonableness and adequacy of the settlement and finally approved the settlement.  The court entered a Final Judgment and Order that resolved and dismissed with prejudice all of the claims that were or could have been brought in the Consolidated Action, including all claims relating to the merger transaction, the merger agreement, and any disclosure made in connection therewith.  In addition, the court entered an award of attorneys’ fees and expenses of $350,000 to Plaintiff’s Lead Counsel to be paid by Continucare or its successor.  We estimate that we will pay $100,000 of this amount.

Continucare, the director defendants, and Metropolitan vigorously deny all liability with respect to the facts and claims alleged in the lawsuits, and specifically deny that supplemental disclosure was required under any applicable rule, statute, regulation or law.  However, solely to avoid the risk of delaying or adversely affecting the Merger and the related transactions and to minimize the expense of defending the lawsuits, Continucare, its directors, and Metropolitan agreed to the settlement described above.

ITEM 4 – Mine Safety Disclosures

NONE

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the New York Stock Exchange under the symbol “MDF.”  Prior to November 21, 2011, our Common Stock was traded on the NYSE Amex.  The following table sets forth the high and low sales prices for our Common Stock, as reported by the NYSE Amex (for all periods prior to November 21, 2011) and the New York Stock Exchange (for all periods on or after November 21, 2011), for each full quarterly period within the two most recent years:

	High	Low
	($)	($)
Quarter ended March 31, 2010	$3.23	$2.00
Quarter ended June 30, 2010	$4.31	$3.01
Quarter ended September 30, 2010	$3.95	$3.44
Quarter ended December 31, 2010	$4.80	$3.70
Quarter ended March 31, 2011	$5.26	$4.23
Quarter ended June 30, 2011	$4.99	$3.83
Quarter ended September 30, 2011	$5.78	$4.48
Quarter ended December 31, 2011	$7.92	$4.23

Holders

At February 17, 2012, we believe we had approximately 10,200 beneficial shareholders, based on responses from brokers to a search conducted by Broadridge Financial Solutions, Inc. on our behalf.

Issuer Purchases of Equity Securities

In October 2008, the Board of Directors established a stock repurchase program that currently, due to various amendments, authorizes the repurchase of up to a total of 25.0 million shares of common stock.  No shares of common stock were repurchased during the fourth quarter of 2011.  In 2011, we repurchased approximately 71,000 shares of stock at an aggregate price of $0.3 million.  There are 10.3 million common shares yet be repurchased under the plan at December 31, 2011. The plan does not have a scheduled expiration date.

Under the First and Second Lien credit Facilities we have the right to make up to $15.0 million of stock repurchases during the term of the Credit Facilities, generally not to exceed $5.0 million in any year.

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

In addition, the First Lien Facilities and the Second Lien Facility impose customary restrictive covenants, subject to certain basket amounts and exceptions, that currently, and in the future are reasonably likely to, materially limit our ability to pay dividends on our Common Stock.  For more information on the restrictions imposed by the First Lien Facilities and the Second Lien Facility, please see "Item 1 - Description of Business - Overview - Acquisition of Continucare," "Management's Discussion and Analysis - Liquidity and Capital Resources" and Note 6 to the Consolidated Financial Statements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2011:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans excluding securities in first column–see (1)
Equity compensation plans approved by security holders	4,131,000	$2.61	4,042,000

(1)
The number of securities remaining available for issuance under equity compensation plans in the table above has been reduced by 1,119,000 shares of unvested restricted common stock.  For information concerning these awards see the Notes to the Consolidated Financial Statements.

Performance Graph

The following graph depicts our cumulative total return for the last five fiscal years relative to the cumulative total returns of the New York Stock Exchange and NASDAQ Stock Market Indexes and a group of peer companies (the “Peer Group”). All indices shown in the graph have been reset to a base of $100 as of December 31, 2006 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date.

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
Metropolitan Health Networks, Inc.	$78	$52	$65	$146	$244
NYSE Composite Index	109	66	85	97	93
NASDAQ Composite	111	66	97	114	113
NASDAQ Health Services	131	95	126	152	144
NYSE Health Services Index	106	63	87	93	87
SIC Code 8000-8099 Health Services	98	70	92	101	97

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2011
300
250
200
150
100
50
0
2006
2007
2008
2009
2010
2011
Metropolitan Health Networks Inc.
NYSE Composite Index
NASDAQ Composite-Total Returns
NYSE Health Services Index
NASDAQ Health Services Index
SIC Code 8000-8099 Health Services

ITEM 6	SELECTED FINANCIAL DATA

Set forth below is our selected historical consolidated financial data as of and for each of the five years ended December 31, 2011.  The selected historical consolidated financial data should be read in conjunction with the consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report.  The consolidated statement of operations data and balance sheet data as of and for each of the five years ended December 31, 2011 are derived from our audited consolidated financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm.  The 2011 results of operations include the accounts of Continucare Corporation from its acquisition date of October 4, 2011.

	For the years ended December 31,
	2011		2010		2009		2008		2007
	(in thousands, except per share amounts)
Statement of Operations Data
Revenue	$459,792		$368,186		$354,407		$317,212		$277,577
Operating income	$55,109	(3)	$41,284	(2)	$22,981	(2)	$16,541	(1)	$8,072
Income before income taxes	$39,634	(4)	$41,584		$23,349		$16,619		$9,441
Net income	$22,714		$25,700		$14,449		$10,204		$5,914
Basic earnings per share	$0.56		$0.65		$0.32		$0.21		$0.12
Diluted earnings per share	$0.53		$0.62		$0.31		$0.21		$0.12
Weighted average common shares
outstanding-basic	40,579		39,195		44,496		49,093		50,573
Weighted average common shares
outstanding-diluted	42,811		41,509		45,941		50,354		51,796
Cash dividend declared	$-		$-		$-		$-		$-
Balance Sheet Data
Cash and equivalents	$17,964		$10,596		$6,795		$2,701		$38,682
Short-term investments	$1,003		$38,949		$27,036		$33,641		$-
Total current assets	$72,140		$60,974		$35,715		$40,867		$44,764
Total assets	$469,746		$74,723		$51,332		$49,144		$53,811
Total current liabilities	$28,898		$6,814		$8,009		$6,340		$15,545
Total liabilities	$365,102		$6,973		$8,406		$6,340		$15,545
Total working capital	$43,242		$54,160		$27,706		$34,528		$29,219
Long - term obligations,
including current portion	$320,689		$477		$716		$-		$-
Total stockholders' equity	$104,644		$67,750		$42,926		$42,805		$38,266

(1) Includes a gain on the sale of our HMO of $5.9 million and related stay bonuses and termination costs of $1.6 million.
(2) Includes an incremental gain on the sale of our HMO of $62,000 in 2010 and $1.3 million in 2009.
(3) Includes goodwill impairment charge of $3.5 million.
(4) Includes transaction costs of $7.9 million incurred in connection with our acquisition of Continucare Corporation on October 4, 2011.

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

Overview

We are a for profit corporation incorporated under the laws of Florida.  We primarily operate a PSN through our wholly-owned subsidiaries, Metcare of Florida, Inc. and Continucare, the latter of which we acquired on October 4, 2011.  The results of Continucare are included in our operating results from the date of acquisition.

The PSN provides and arranges for medical care to Medicare Advantage and Medicaid beneficiaries in the State of Florida.  We operate the PSN through our 33 wholly-owned primary care practices, a wholly-owned oncology practice and contracts with almost 450 independent primary care practices (each, an “IPA”).  As of December 31, 2011, the PSN operated in 18 Florida counties, including the Miami, Ft. Lauderdale, West Palm Beach, Tampa and Daytona metropolitan areas.  On January 1, 2012, we began operations in Escambia and Santa Rosa counties in Florida’s panhandle under a mutually exclusive contract with Medicare Advantage Participating Customers with Humana for these years.

Prior to the acquisition of Continucare, substantially all of our revenue was derived from Medicare Advantage health plans operated by Humana, one of the largest participants in the Medicare Advantage program in the United States.   As a result of the acquisition of Continucare, we now have managed care agreements with several other HMOs.  Our most significant managed care agreements are Medicare Advantage risk agreements with Humana.  As a result of the Continucare acquisition, we also have agreements with United, Coventry and Wellcare.  In addition, we now also provide or manage the care for Medicaid eligible and commercial Participating Customers.  Our managed care agreements with these HMOs are primarily risk agreements under which we receive a monthly capitated fee with respect to the Participating Customers. The capitated fee is a significant percentage of the premium that the HMOs receive with respect to Participating Customers. In return, we assume full financial responsibility for the provision of all necessary medical care to Participating Customers even for services we do not provide directly. We also have non-risk agreements with these HMOs, under which we receive a monthly fee based on the number of Participating Customers for which we are providing services and under certain of these agreements, we also receive a percentage of the surplus generated as determined by the respective contract. The fees and our portion of the surplus generated under these arrangements are recorded as revenue in the period in which services are provided as determined by the respective contract.

The sleep diagnostic business is operated as a wholly-owned subsidiary of Continucare and was included in the acquisition of Continucare.  We do not consider the sleep diagnostic business a core business of the ongoing organization and we determined that we should focus our management efforts and resources on expanding and growing our core PSN business.  On February 27, 2012, the Board of Directors approved a plan to sell the sleep diagnostic business and we have retained an investment banking firm to assist us with the sale process.   We expect to have the sale completed before the end of 2012.  Our sleep diagnostic operations have been included in operations in 2011.  We did not operate the sleep diagnostic business prior to October 4, 2011, the date of the Continucare acquisition.

We recognized goodwill of $260.4 million related to the acquisition of Continucare, a portion of which was allocated to the sleep diagnostic business.  The annual impairment review performed as of December 31, 2011, resulted in goodwill impairment for the sleep diagnostic business of $3.5 million.  The impairment related primarily to our evaluation that it was more likely than not that we would sell the sleep diagnostic business in 2012 and that the anticipated sales price would be less than the carrying value of the net assets.

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

We believe that our most critical accounting policies include “Use of Estimates, Revenue, Expense and Receivables” and “Consideration of Impairment Related to Goodwill and Other Intangible Assets.”

Use of Estimates, Revenue, Expense and Receivables

Substantially all of our revenue is derived from risk-based managed care agreements with HMOs under which we receive for our services a monthly capitated fee, which fee varies depending on the demographics and health status of the Participating Customer.  We assume the economic risk of funding our Participating Customers’ healthcare services and related administrative costs.  Capitation fee revenue is recognized in the period in which the Participating Customers are entitled to receive healthcare services.  Because we have the obligation to fund medical expenses, we recognize gross revenue and medical expenses associated with these risk agreements in our consolidated financial statements.

Under our non-risk agreements with HMOs, we receive a fee based on the number of Participating Customers for which we are providing services on a monthly basis. Under certain agreements, we also receive a percentage of the surplus generated as determined by the respective contract. The fees and our portion of the surplus are recorded as revenue in the period in which services are provided.

Periodically we receive retroactive adjustments to the risk based capitation fees paid to us based on the updated health status of our Participating Customers (known as a Medicare risk adjustment or “MRA” score).  The factors considered in this update include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program.  In addition, the number of Participating Customers for whom we receive capitation or non-risk fees may be retroactively adjusted due to enrollment changes not yet processed, or not yet reported. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded.  We record any adjustments to revenue at the time that the information necessary to make the determination of the adjustment is available and the collectability of the amount is reasonably assured, or the likelihood of repayment is probable.

Medical expenses are recognized in the period in which services are provided and include an estimate of our obligations for medical services that have been provided to our Participating Customers but for which we have neither received nor processed claims, and for liabilities for physician, hospital and other medical expense disputes. We develop our estimated medical claims payable by using an actuarial process that is consistently applied. The actuarial models consider factors such as time from date of service to claim receipt, claim backlogs, care provider contract rate changes, medical care consumption and other medical expense trends.  The actuarial process and models develop a range of projected medical claims payable and we record to the amount within the range that is our best estimate of the ultimate liability.  The actual liability incurred could differ materially from the amount recorded.

Each period we re-examine previously established medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As the estimate of medical claims payable recorded in prior periods becomes more exact, we adjust the amount of our liability estimates, and include the changes in such estimates in medical expense in the period in which the change is identified.  In each reporting period, our operating results include the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our medical expenses payable is adequate to cover future claims payments required, such estimates are based on claims experience to date and various assumptions. Therefore, the actual liability could differ materially from the amounts recorded.  See Notes 2 and 11 to the Consolidated Financial Statements and “Item 1A Risk Factors - A Failure To Estimate Incurred But Not Reported…”

Acquisition Accounting

We completed the acquisition of Continucare in 2011.  The acquisition method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances, there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangibles assets, in particular, is very subjective.  The use of different valuation techniques and assumptions can change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense.  We account for the acquisition under the provisions of ASC 805, Business Combinations, which was effective January 1, 2009.

Consideration of Impairment Related to Goodwill and Other Intangible Assets

Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, of approximately $364.9 million, which represented 77.7% of our total assets at December 31, 2011. Substantially all of the intangible assets consist of the intangible assets recorded in connection with the acquisition of Continucare. The purchase price, including acquisition costs, of approximately $415.9 million was allocated to the estimated fair value of acquired tangible assets of $102.6 million, identifiable intangible assets of $105.0 million and assumed liabilities of $52.1 million, resulting in goodwill totaling $260.4 million.

We do not amortize goodwill and intangible assets with indefinite useful lives. We review such assets for impairment on an annual basis or more frequently if certain indicators of impairment arise. We amortize intangible assets with definite useful lives over their respective useful lives to their estimated residual values and also review for impairment annually or more frequently if certain indicators of impairment arise.  Indicators of impairment include, among other things, a significant adverse change in legal factors or the business climate, the loss of a key HMO contract, an adverse action by a regulator, unanticipated competition, and the loss of key personnel or allocation of goodwill to a portion of business that is to be sold.

The goodwill impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. We have determined that we have two reporting units: the PSN and the sleep diagnostic business. Our goodwill impairment reviews are determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, or book value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The impairment review performed as of December 31, 2011 resulted in goodwill impairment in the sleep diagnostic business of $3.5 million.  The impairment related primarily to our evaluation that it was more likely than not that we would sell the sleep diagnostic business in 2012 and that the anticipated sales price would be less than the carrying value of the net assets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Other Contractual Commitments

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2011 (in thousands).

Contractual		Less Than	1 - 3	3 - 5	More Than
Obligations	Total	1 Year	Years	Years	5 years
Operating lease obligations	$18,829	$4,381	$8,178	$4,467	$1,803
Long-term debt	320,689	12,538	42,151	191,000	75,000
Service agreements and equipment leases	5,050	3,218	1,512	307	13
Employment obligations	4,777	4,777	-	-	-
Less sublease amount	(3,065)	(919)	(1,636)	(510)	-
	$346,280	$23,995	$50,205	$195,264	$76,816

As of December 31, 2011, our long-term debt totaled $320.7 million (including current portion).

Impact of Inflation

In 2011, CMS projected that Medicare would grow 5.9% in 2011, but only 1.7% in 2012; the slow growth in 2012 is being driven by a 29.4% reduction in physician payment rates required under the Medicare Sustainable Growth Rate (SGR) formula.

Comparison of 2011 and 2010

Summary

Net income in 2011 was $22.7 million compared to $25.7 million in 2010, a decrease of $3.0 million or 11.7%.  The decrease in net income was primarily a result of the after tax impact of the impairment loss related to sleep diagnostic business, transaction costs related to the acquisition of Continucare, interest expense associated with the acquisition debt and an increase in our effective tax rate offset, in part, by an increase in the net income from our PSN business, primarily as a result of the net income of Continucare.  From the date of acquisition to year-end, Continucare contributed $7.5 million to net income.  Our effective tax rate in 2011 was 42.7% compared to 38.2% in 2010, the increase being a result of certain transaction costs in 2011 not being deductible for tax purposes.

Basic earnings per share in 2011 were $0.56 compared to $0.65 in 2010.  Diluted earnings per share were $0.53 in 2011 compared to $0.62 in 2010.  The impairment charge reduced both basic and diluted earnings per share by $0.05.  Transaction costs reduced both basic and diluted earnings per share by $0.16.

Revenue increased to $459.8 million in 2011 from $368.2 million in 2010, an increase of $91.6 million or 24.9%.   The increase in revenue is primarily attributable to Continucare, which contributed $78.6 million.  We also realized an increase in revenue as a result of an increase in the average risk scores of the Participating Customers we serve.

Total medical expense for 2011 was $363.4 million compared to $302.4 million for 2010, an increase of approximately $61.0 million or 20.2%.  Continucare’s medical expenses contributed $58.8 million of the increase.   Medical cost inflation and utilization also contributed to this increase.

Our gross profit was $96.4 million in 2011 as compared to $65.8 million in 2010, an increase of $30.6 million or 46.5%.  Continucare contributed $19.8 million to this increase in gross profit.

We rely on a key statistical performance measure, the medical expense ratio (“MER”), which is computed by dividing total medical expense by revenue.  This measure represents a statistic used to measure gross profit. The MER was 79.0% in 2011 compared to 82.1% in 2010.

Operating expenses increased to $41.3 million in 2011 as compared to $24.5 million in 2010, an increase of $16.8 million or 68.6%.  The increase in operating expenses is primarily due to the impairment charge of $3.5 million, an increase in payroll, payroll taxes and benefits of $5.5 million, an increase in general and administrative expense of $2.6 million, an increase in amortization of intangible assets of $3.5 million and termination costs associated with the Continucare acquisition of $0.8 million.  Continucare’s operating expenses of $7.7 million are included in the above increases.

Operating income was $55.1 million in 2011 compared to $41.3 million in 2010.  Net of the impairment charge of $3.5 million, operating income increased $17.3 million or 41.9%.  Continucare contributed $12.1 million of this increase.

Income before income taxes in 2011 was $39.6 million compared to of $41.6 million in 2010.  The decrease of $2.0 million is primarily a result of the decreased operating income discussed above reduced primarily by transaction costs of $7.9 million and interest expense of $8.2 million.

See “Item 1A.  Risk Factors” for further discussion of the most significant risks that affect our business, financial condition, results of operations and/or cash flows.

Customer Information

The table set forth below provides (i) the total number of Participating Customers to whom we were providing healthcare services as of December 31, 2011 and 2010 and (ii) the aggregate customer months for 2011 and 2010.  Customer months are the aggregate number of months of healthcare services we have provided to Participating Customers during a period of time.

	Participating Customers at December 31		Participating Customer Months In		Percentage Increase in Participating Customer Months
	2011	2010	2011	2010	Between Years
Risk arrangements	63,400	34,800	495,000	421,900	17.3%
Non-risk arrangements	8,300	-	23,700	-	N/A
	71,700	34,800	518,700	421,900	22.9%

The following table sets forth the number of Participating Customer by program at December 31, 2011 and 2010.

	Participating Customers at December 31		Percentage Increase in Participating Customer Months
	2011	2010	Between Years
Medicare	54,800	34,800	57.5%
Medicaid	12,800	-	N/A
Commercial	4,100	-	N/A
	71,700	34,800	106.0%

The increase in total customer months for 2011 as compared to 2010 is primarily a result of the 36,400 Participating Customers and 106,000 Participating Customer months added with the Continucare acquisition.  We also realized new enrollments and transfers from other physician’s practices reduced by disenrollments, deaths, Participating Customers moving from the covered areas, Participating Customers transferring to another physician practice or Participating Customers making other insurance selections.

At January 1, 2012, including the aforementioned Participating Customers, the PSN was providing services to approximately 77,800 Participating Customers, of which 60,000 are Participating Customers covered under Medicare risk agreements.

Revenue

The following table provides a breakdown of our sources of revenue.

	Year Ended December 31		$	%
	2011	2010	Increase	Change
	(Dollar amounts in thousands)
Risk arrangements	$452,108	$366,520	$85,588	23.4%
Non-risk agreements	1,067	-	1,067	-
Fee-for-service	6,617	1,666	4,951	297.2%
Total revenue	$459,792	$368,186	$91,606	24.9%

The most significant component of our revenue is the revenue we generate from Medicare Advantage under risk arrangements which increased by $75.5 million, or 20.6%, during 2011. Continucare contributed $65.7 million of this revenue increase.

Our PCPM Medicare risk revenue increased by $73 or 8.4%. The increase in our PCPM revenue was generated by the acquisition of Continucare, which realizes higher rates in Miami-Dade County than we realize in our other service areas, and increases in our capitation payments as a result of changes in the Medicare risk adjustment scores of our Participating Customers.  The benchmark payments we receive under our percentage of premium arrangements with HMOs for our Medicare Advantage Participating Customers were frozen by CMS in 2011 at the 2010 level.

Periodically, we receive retroactive adjustments to the capitation fees paid to us based on the updated MRA scores of our Participating Customers.  The factors considered in this update include changes in demographic factors, risk adjustment scores and customer information.  In addition, the number of Participating Customers for whom we receive capitation fees may be retroactively adjusted due to enrollment changes not yet processed or reported. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded.  We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is available, and either the collectability of the amount is reasonably assured, or the likelihood of repayment is probable.

At December 31, 2011, we recorded a $1.5 million receivable representing our estimate of the retroactive MRA capitation fee for services provided in 2011 that we expect to receive in the third quarter of 2012. In the third quarter of 2011, we were notified of the final retroactive MRA premium increase for services provided in 2010.  We received $1.0 million as compared to the $2.2 million estimate we had recorded at December 31, 2010.  The $1.2 million difference reduced revenue and income before income taxes for 2011.

In February 2012, Humana notified us that the actuarially estimated claims in excess of policy limits were lower than what had been projected for 2010 and 2011.  Accordingly, Humana informed us that they would refund a portion of the premiums paid for these periods.   The amount of the rebate recorded in the fourth quarter of 2011 was $2.1 million.  This amount increased gross profit and operating income in 2011.

Under our non-risk agreements, we receive a monthly fee based on the number of Participating Customers for which we are providing services and, under certain of these agreements; we also receive a percentage of the surplus generated as determined by the respective agreement. Under non-risk agreements, we are not responsible for cost of the medical care provided to the Participating Customer.  The fees and our portion of the surplus are recorded as revenue in the period in which services are provided.

In 2011, the fee-for-service revenue included medical services provided to non-Participating Customers in our owned physician practices and $4.2 million of revenue from the sleep diagnostic business.  The fee-for-service revenue in 2010 represents amounts earned from medical services provided to non-Participating Customers in our owned physician practices.

Total Medical Expense

Total medical expense represents the estimated total cost of providing medical care and is comprised of two components, medical claims expense and medical center costs.  Medical claims expense is recognized in the period in which services are provided and includes an estimate of our obligations for medical services that have been provided to our Participating Customers but for which we have neither received nor processed claims, and for liabilities for physician, hospital and other medical expense disputes.  Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the physician practices owned by the PSN (collectively “Non-Affiliated Providers”).  Medical center costs represent the operating costs of the physician practices owned by the PSN.

We develop our estimated medical expenses payable by using an actuarial process that is consistently applied.  The actuarial process develops a range of estimated medical expenses payable and we record the amount in the range that is our best estimate of the ultimate liability.  Each period, we re-examine previously recorded medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As medical claims expenses recorded in prior periods become more exact, we adjust the amount of the estimate, and include the change in medical expense in the period in which the change is identified.  In each reporting period, our operating results include a change in medical expense from the effects of more completely developed medical expense payable estimates associated with previously reported periods. While we believe our estimated medical expenses payable is adequate to cover future claims payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded.

Total medical expense and MER are as follows:

	Year Ended December 31,
	2011	2010	% Change
	(Dollar amounts in thousands)
Estimated medical expense for the year, excluding prior period claims development	$366,955	$303,328	21.0%
(Favorable) prior period medical claims development in current year based on actual claims submitted	(3,575)	(900)	297.2%
Total reported medical expense for the year	$363,380	$302,428	20.2%

Medical Expense Ratio for the year	79.0%	82.1%

Favorable adjustments reduce total medical expense for the respective applicable period.

The reported MER is impacted by both revenue and expense.  Periodically we receive retroactive adjustments of the capitation fees paid to us.  Retroactive adjustments of prior periods’ capitation fees that are recorded in the current period impact the MER of that period.  If the retroactive adjustment increases revenue then the impact reduces the MER for the period.  Conversely, if the retroactive adjustment reduces revenue, then the MER for the period is higher.  These retroactive adjustments include, among other things, the mid-year and annual MRA capitation fee adjustments and settlement of Part D program capitation fees.  In addition, actual medical claims expense usually develops differently than estimated during the period.  Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense and the MER for the current period.  Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases total reported medical expense and the MER for the current period.

Because the risk agreements provide that the PSN is financially responsible for all medical services provided to the Participating Customers, medical claims expense includes the cost of medical services provided to Participating Customers by providers other than the physician practices owned by the PSN.

Total medical expense in 2011 increased by $61.0 million, or 20.2%, to $363.4 million from $302.4 million in 2010.  Medical claims expense, which is the largest component of medical services expense, increased by $46.3 million, or 16.2%, to $332.9 million in 2011 from $286.6 million in 2010, primarily due to the acquisition of Continucare, which increased medical claims expense by $47.4 million.  Including the costs associated with Continucare, our PCPM for Medicare risk arrangements increased from $679 in 2010 to $697 in 2011, an increase of $18 or 2.7%.  The increase in total medical expense was primarily a result of medical cost inflation and an increase in utilization during 2011.

The MER in 2011 decreased to 79.0% in 2011 as compared to 82.1% in 2010.  This decrease was primarily due to our revenue increasing at a greater rate than the increase in medical expense on a PCPM basis.

Medical center costs include the salaries, taxes and benefits of the PSN’s employed health professionals and staff providing primary care services, the costs associated with the operations of our wholly owned medical centers and the costs of our sleep diagnostic business.  Medical center costs increased by $14.6 million, or 92.4%, to $30.5 million in 2011 from $15.8 million in 2010.  The increase in medical center costs was primarily a result of our acquisition of Continucare with its 19 wholly-owned centers and sleep diagnostic business, which increased our medical center costs by $11.5 million. We also acquired three physician practices in the first half of 2011 that also increased our costs.

At December 31, 2011, we determined that the range for estimated medical claims payable was between $36.7 million and $40.5 million and we recorded a liability of $38.4 million that approximates the actuarial mid-point of the range.  Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Other Operating Expenses

The following table provides information regarding the various items which comprise other operating expenses.

	Year Ended December 31			%
	2011	2010	Increase	Change
	(Dollar amounts in thousands)
Payroll, payroll taxes and benefits	$20,911	$15,420	$5,491	35.6%
Percentage of total revenue	4.6%	4.2%
General and administrative	11,292	8,656	2,636	30.5%
Percentage of total revenue	2.5%	2.4%
Marketing and advertising	1,271	385	886	230.1%
Percentage of total revenue	0.3%	0.1%
Amortization of intangible assets	3,545	75	3,470	4626.7%
Percentage of total revenue	0.8%	0.0%
Impairment of goodwill	3,500	-	3,500	-
Percentage of total revenue	0.8%	0.0%
Termination costs	784	-	784	-
Percentage of total revenue	0.2%	0.0%
Total other operating expenses	$41,303	$24,536	$16,767	68.3%

Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salary and related costs associated with our corporate level executive, administrative costs, and transportation and call center personnel.  The increase in 2011 is primarily a result of Continucare’s executive, administrative, transportation and call center payroll, payroll taxes and benefits of $4.9 million from the date of acquisition.

General and Administrative

The increase in general and administrative expense is primarily attributable to Continucare’s general and administrative costs from the date of acquisition which were $2.3 million.

Marketing and Advertising

Marketing and advertising costs increased $0.9 million, $0.4 million of which is attributable to Continucare.  The balance of the increase was due to sales and marketing programs we undertook in the last quarter of 2011 in connection with Medicare’s annual enrollment period.

Amortization of Intangibles

The increase in amortization is a result of the intangible assets acquired in connection with the acquisition of Continucare.

Impairment of Goodwill

At December 31, 2011 we determined that it was more likely than not that we would sell the sleep diagnostic business in 2012.  Based on recent sales of similar businesses, we determined that the carrying amount of the sleep diagnostic business’ goodwill exceeded its implied fair value resulting in an impairment charge of $3.5 million.  We may not be able to sell the sleep business at the carrying value of the assets being sold, which could result in our recognition of further impairment losses.

Termination Costs

In connection with the acquisition of Continucare, we incurred severance benefits for the former CEO and CFO of that company.

Other (Expense) Income

We recognized other expense of $15.5 million compared to other income of $0.3 million in 2011.  The increase in other expense is primarily due to $7.9 million of transaction costs incurred in connection with the acquisition of Continucare and $8.2 million of interest on the acquisition related debt.

Investment income was $0.6 million in 2011 compared to $0.3 million in 2010.  Realized and unrealized gains and losses were not material in either year.

Income taxes

Our effective income tax rate was 42.7% in 2011 and 38.2% in 2010.  The increase in the effective rate is primarily a result of transaction related expenses that were expenses in the financial statements but which are not deductible for tax purposes.  We expect our effective income tax rate to return to more normal levels in 2012.

Comparison of 2010 and 2009
Summary

Net income in 2010 was $25.7 million compared to $14.4 million in 2009, an increase of $11.3 million or 78.5%.  The increase in net income was primarily a result of a $39 increase in our PCPM revenue, and a decrease in our PCPM medical expense of $21, which was partially offset by an increase in operating expenses.

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

Revenue increased to $368.2 million in 2010 from $354.4 million in 2009, an increase of $13.8 million or 3.9%.   The increase in revenue is primarily attributable to an increase in the average risk scores of the Participating Customers we serve.  We believe this increase primarily reflects our continuing efforts to assure that our Participating Customers are properly diagnosed and assigned the appropriate Medicare risk score.  This increase was partially offset by a 5.0% reduction in the premium rate paid by CMS to Medicare Advantage plans effective January 1, 2010 and a 0.8% reduction in the number of customer months for the year.

Total medical expense for 2010 was $302.4 million compared to $313.6 million for 2009, a decrease of approximately $11.2 million or 3.6%.  PCPM medical costs decreased $21.  The decrease in PCPM medical costs is attributable to a number of factors, including certain plan design changes made by Humana in selected markets to increase customer co-pays and deductibles and modify certain benefits.  Such changes were primarily a response to the CMS premium reduction and expected utilization and cost increases.  In addition, certain high cost special needs plans were eliminated in January 2010 which reduced both our medical costs and our revenue.  We also believe that these decreases resulted in part from the adoption of the patient centered medical home (“PCMH”) model of customer care in our owned offices as well as our continued efforts to improve medical care to our Participating Customers so they receive the appropriate level of medical care at the appropriate time.

Our gross profit was $65.8 million in 2010 as compared to $40.9 million in 2009, an increase of $24.9 million or 60.9%.

Our MER was 82.1% in 2010 compared to 88.5% in 2009.  The decrease in MER is a result of our increased revenue and lower medical costs.

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

Customer Information

The table set forth below provides (i) the total number of Participating Customers to whom we were providing healthcare services as of December 31, 2010 and 2009 and (ii) the aggregate customer months for 2010 and 2009.  Customer months are the aggregate number of months of healthcare services we have provided to Participating Customers during a period of time.

Customers at December 31		Customer Months In		Percentage Decrease in Customer Months
2010	2009	2010	2009	Between Years
34,800	35,500	421,900	425,100	-0.8%

The decrease in total customer months for 2010 as compared to 2009 is primarily a result of the net effect of the elimination of certain high cost special needs plans, new enrollments and disenrollments, deaths, Participating Customers moving from the covered areas, Participating Customers transferring to another physician practice or Participating Customers making other insurance selections.

Revenue

The following table provides a breakdown of our sources of revenue, in thousands.

	Year Ended December 31		$	%
	2010	2009	Increase	Change
	(Dollar amounts in thousands, except PCPM amounts)
Risk arrangements	$366,520	$352,993	$13,527	3.8%
Fee-for-service	1,666	1,414	252	17.8%
Total PSN revenue	$368,186	$354,407	$13,779	3.9%

In 2010, the increase in our PCPM revenue resulted primarily from an increase in the Medicare risk score of our Participating Customers and was partially offset by a 5% CMS premium rate reduction in 2010.

The PSN’s most significant source of revenue during both 2010 and 2009 was the capitation fee revenue generated pursuant to the Humana Agreements (the “Humana Related Revenue”).  The Humana Related Revenue increased from $353.0 million in 2009 to $366.5 million in 2010, an increase of approximately $13.5 million or 3.8%.

At December 31, 2010, we recorded a $2.2 million receivable representing our estimate of the retroactive MRA capitation fee for services provided in 2010 that we expect to receive in the summer of 2011.  In 2012, we received the final 2010 retroactive MRA premium adjustment of $1.0 million.   The difference of $1.2 million reduced revenue and income before income taxes in 2011.  In 2010, we received the final retroactive MRA capitation fee payment for services provided in 2009.  The amount received was not materially different than the $1.4 million receivable that was included in the due to HMOs at December 31, 2009. At December 31, 2008, we had recorded a $3.8 million estimated retroactive MRA capitation fee receivable for services provided in 2008 and received $3.0 million in 2009. The difference of $0.8 million reduced revenue in 2009.

At December 31, 2010, we recorded a receivable of $0.4 million, for the amount we estimate the Part D Actual Costs will exceed 2010 Part D revenue.  At December 31, 2009, we recorded a receivable of $0.6 million, the amount we estimated 2009 Part D Actual Costs would exceed the Part D revenue received. The 2009 amount settled in 2010 at the approximate amount that was estimated.

The fee-for-service revenue represents amounts earned from medical services provided to non-Humana Participating Customers in our owned physician practices.

Total Medical Expense

Total medical expense and MER are as follows, in thousands:

	Year Ended December 31,
	2010	2009
	(Dollar amounts in thousands, except PCPM amounts)
Estimated medical expense for the year, excluding prior period claims development	$303,328	$313,532
(Favorable) unfavorable prior period medical claims development in current year based on actual claims submitted	(900)	20
Total reported medical expense for the year	$302,428	$313,552

Medical Expense Ratio for year	82.1%	88.5%

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

Our PCPM medical expense decreased from $738 in 2009 to $717 in 2010. Despite medical cost inflation, we believe that PCPM medical costs decreased in 2010, as compared to 2009, due to, among other things, certain plan design changes made by Humana in selected markets to increase customer co-pays and deductibles and modify certain benefits, the elimination of certain high cost special needs plans in certain of our counties, and the continued efforts of our medical management team to assure that proper medical care is provided to our Participating Customers.

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

Other Operating Expenses

The following table provides information regarding the various items which comprise other operating expenses.

	2010	2009	Increase	Change
	(Dollar amounts in thousands)
Payroll, payroll taxes and benefits	$15,420	$11,287	$4,133	36.6%
Percentage of total revenue	4.2%	3.2%
General and administrative	8,656	7,546	1,110	14.7%
Percentage of total revenue	2.4%	2.1%
Marketing and advertising	385	359	26	7.2%
Percentage of total revenue	0.1%	0.1%
Amortization of intangible assets	75	19	56	294.7%
Percentage of total revenue	0.1%	0.1%
Total other operating expenses	$24,536	$19,211	$5,325	27.7%

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

Gain on Sale of HMO Subsidiary

During 2010, we finalized the net statutory equity settlement related to the sale of the HMO and recognized an additional gain of $0.1 million.  The final settlement was paid to us in April 2010.

The gain on sale in 2009 of $1.3 million includes additional gain from the closing net equity settlement for the HMO and the settlement of certain liabilities of the HMO that we settled in 2009 at amounts lower than the liability recorded at August 29, 2008.

Other Income

We realized other income of $0.3 million in 2010 compared to $0.4 million in 2009.  Investment income, which includes realized and unrealized gains and losses was $0.3 million in 2010 as compared to $0.4 million in 2009.  Investment income is included in other income. Realized and unrealized losses in our investment portfolio were $0.1 million in 2010 compared to realized and unrealized gains of $0.1 million in 2009.

Income Taxes

Our effective income tax rate was 38.2% in 2010 and 38.1% in 2009.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 31, 2011 and December 31, 2010 totaled $19.0 million and $49.5 million, respectively.  As of December 31, 2011, we had working capital of $43.2 million as compared to working capital of $54.2 million at December 31, 2010, a decrease of $11.0 million or 20.3%.  Our total stockholders’ equity was $104.6 million at December 31, 2011 and $67.8 million at December 31, 2010.

During 2011, our cash and equivalents increased $7.4 million. Net cash provided by operating activities during this year was $24.2 million. The most significant source of cash from operating activities was net income of $22.7 million.  The following non-cash expenses also contributed to the cash provided by operating activities: an impairment loss of $3.5 million, depreciation and amortization of $5.2 million, amortization of debt issuance costs of $1.3 million and amortization of stock based compensation of $2.6 million.  Our primary operating sources of cash were partially offset by an increase in due from HMOs of $8.8 million, a decrease in the deferred tax liability of $1.7 million and a decrease of accrued payroll and payroll taxes of $1.4 million.

The due from HMOs account is used to record the net amount due to us as a result of normal activity between the Contracting HMOs and us.  These transactions include, among other things, capitation fees due to us, retroactive capitation fee payments due to us, claim payments made by an HMO on our behalf, and estimated medical claims expense payable.  The increase in the due from HMOs in 2011 from $9.1 million in 2010 to $40.2 million substantially relates to the acquisition of Continucare which increased the due from HMO by $22.5 million and an increase in the amounts due to us from the Contracting HMOs.  The amount due from HMOs generally increases during the first half of the year and is generally collected by us over the next three to nine months and is paid in the normal course of business.  We are not aware of any material amounts in dispute with any of the Contracting HMOs.  We collected a total of $19.9 million of this receivable in January 2012.

Net cash used in investing activities during 2011 was $312.7 million. The most significant use of cash from investing activities was the cash used in the acquisition of Continucare of $348.9 million which was partially offset by cash generated from the sale of short-term investments of $38.0 million. We sold substantially all of our short-term investments to generate a portion of the cash required for the Continucare acquisition.

Net cash provided by financing activities during 2011 was $295.8 million. The most significant source of cash was $315.0 million from the issuance of long-term debt obligations and $5.0 million borrowed under the revolving loan facility which was partially offset by $23.5 million of debt issuance and acquisition costs.

The following table presents our Adjusted EBITDA (Non-GAAP measure) for the years and three months ended December 31, 2011 and 2010, as well as a reconciliation of Adjusted EBITDA to the reported net income for such periods (in thousands):

	Year Ended December 31,		Three Months Ended December 31,
	2011	2010	2011	2010
Net income	$22,714	$25,700	$2,827	$6,020
Income tax expense	16,920	15,884	4,457	3,885
Interest expense (income), net of investment income	7,602	(328)	8,138	72
Depreciation and amortization	5,230	1,056	4,200	358
Goodwill impairment charge	3,500	-	3,500	-
Stock-based compensation	2,618	2,377	677	788
Adjusted EBITDA	$58,584	$44,689	$23,799	$11,123

Adjusted EBITDA is not defined under generally accepted accounting principles ("GAAP") and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the accounting methods used to compute depreciation and amortization and the effect of non-cash stock-based compensation expense and the impairment charge. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. We also remove the effect of impairment charges since this is a non-cash expense that does not result in cash payments.  Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments.

On October 4, 2011, we completed the acquisition of Continucare.  The total value of the transaction was $415.9 million, excluding transaction expenses and financing fees.  Concurrent with the completion of the Merger, we entered into a First Lien Credit Agreement and a Second Lien Credit Agreement, described in greater detail in ““Item 1.  Description of Business - Overview – Acquisition of Continucare.”   To fund the cash component of the purchase price, transaction expenses and financing costs we and Continucare used a total of $143.2 million of cash and borrowed a total of $315.0 million under the First Lien Credit Agreement and the Second Lien Credit Agreement.  Certain transaction costs are not deductible for tax purposes which increased our effective tax rate in 2011.

Borrowings under the First Lien Term Loan Facility are subject to quarterly principal amortization at the following rates: 5.0% of the $240.0 million the first year, 7.5% the second year, 10.0% the third year, and 12.5% for each of the fourth and fifth years.  The balance of all borrowings under the First Lien Term Loan Facility is due and payable on the maturity date of October 4, 2016.

Commencing for the year ended December 31, 2012 and each year thereafter, we will be required to pay our First Lien Lenders 75.0% of our excess cash flow (defined as cash flow less scheduled principal and interest payments, cash taxes, and any increase in working capital, plus any decrease in working capital) less any voluntary prepayments made during the applicable year, with a reduction to 50.0% based on achievement of a total leverage ratio (defined as the ratio of Metropolitan’s aggregate outstanding indebtedness to its adjusted earnings before stock-based compensation, interest, taxes, depreciation and amortization) not exceeding 2.00x as of the last day of each year.  We expect to begin making excess cash flow payments in March 2013 related to calendar year 2012.

The following unaudited pro forma condensed consolidated financial information assumes that the acquisition of Continucare was accounted for using the acquisition method of accounting for business combinations in accordance with ASC 805 and represents a pro forma presentation based upon available information of the combining companies giving effect to the acquisition of Continucare as if it had occurred on January 1, 2010, with adjustments for amortization expense of intangible assets, termination or changes in certain compensation arrangements and on-going operating expenses, non-operating expenses not acquired in the acquisition, interest expense and income tax expense:

	Year ended December 31
	2011	2010
	(in thousands, except per share data)
Revenue	$701,285	$651,610

Net income	$31,719	$23,814

Earnings per share:
Basic	$0.78	$0.61

Diluted	$0.74	$0.57

Adjusted EBITDA	$107,780	$90,746

The unaudited pro forma condensed financial information is based on the assumptions and adjustments which give effect to events that are: (i) directly attributable to the acquisition; (ii) expected to have a continuing impact; and (iii) factually supportable. The unaudited pro forma condensed financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition of Continucare been consummated as of the dates indicated or of the results that may be obtained in the future.

Effective December 4, 2011, we entered into an interest rate cap agreement pursuant to which we will be entitled to receive certain payments in the event the LIBOR rate exceeds 1.5%.  The notional amount of the interest rate cap, which expires on September 30, 2014, is $157.5 million and will decrease to $134.1 million over the life of the agreement.  The effect of this interest rate cap is to hedge our risk of a rise in the LIBOR rate above 1.5% with respect to a portion of the outstanding indebtedness under the First Lien Credit Agreement and the Second Lien Credit Agreement equal to the notional amount of the cap.

On October 4, 2011, we terminated our $3.0 million secured one year commercial line of credit agreement and replaced it with a letter of credit under the Revolving Loan Facility. Upon the termination of the secured line of credit, the restricted cash and investments securing the letter of credit were released.

On October 11, 2011, we borrowed $5.0 million under the Revolving Credit Facility.  We repaid this amount in January 2012.

In October 2008, our Board of Directors established a stock repurchase program that now, due to various amendments, authorizes the repurchase of up to a total of 25.0 million shares of common stock. In 2011, we repurchased approximately 71,000 shares of common stock for an aggregate of $0.3 million.  From October 6, 2008 (the date of our first repurchases under the plan) through December 31, 2011, we have repurchased 14.0 million shares and options to purchase 684,200 shares of our common stock for $28.3 million. The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements. We have the right to repurchase $15.0 million of stock during the term of the Credit Facilities, generally not to exceed $5.0 million in any year.

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

Interest Rate Risk

We monitor the third-party depository institutions that hold our cash, cash equivalents and investments. We diversify our cash, cash equivalents and investments among counterparties and investment positions to reduce our exposure to any one of these entities or investments.  Our emphasis is primarily on safety of principal while maximizing yield on those funds. To achieve this objective, we maintain our portfolio of cash equivalents and investments in municipal bonds. Our investments are classified as trading securities. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, the value of our investments and/or our income from investments may decrease in the future.  Our interest rate risk relative to our investments has decreased significantly with the sale of substantially all our investments in the third quarter of 2011.

The interest rate on our borrowings under the Credit Agreements can fluctuate based on both the interest rate option (i.e., base rate or LIBOR rate plus applicable margins) and the interest period. As of December 31, 2011, the total amount of outstanding debt subject to interest rate fluctuations was $320.0 million. A hypothetical 100 basis point change in LIBOR as of the date of the Agreement would have no impact on interest expense due to the LIBOR floor contained in the Credit Agreement.  Effective December 4, 2011, we entered into an interest rate cap which provides protection against increases in the LIBOR rate above 1.5%.  The notional amount of the cap is $157.5 million decreasing to $134.1 million over the life of the agreement.  The interest rate cap expires on September 30, 2014.

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue and EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired.  We also consider the market value of our own stock and those of companies similar to ours.   At December 31, 2011, we believe that goodwill related to the sleep diagnostic business is impaired in the amount of $3.5 million. The impairment related primarily to our evaluation that it was more likely than not that we would sell the sleep diagnostic business in 2012 and that the anticipated sales price would be less than the carrying value of the net assets.   We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management's Annual Report on Internal Control over Financial Reporting

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective.

Grant Thornton LLP, the registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

(c)	Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Metropolitan Health Networks, Inc.

We have audited Metropolitan Health Networks, Inc. and subsidiaries, (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 6, 2012 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Miami, Florida
March 6, 2012

(d)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that is specifically applicable to our Chief Executive Officer and senior financial officers. This Code of Ethics for Senior Financial Officers, as well as our Code of Business Conduct and Ethics, applicable to all directors, officers and employees, are available on our web site at http://www.metropolitanhealthnetworks.com.  Shareholders may request a free copy of these documents from:

Metropolitan Health Networks, Inc.
Attn:  Roberto L. Palenzuela, General Counsel and Secretary
777 Yamato Road, Suite 510
Boca Raton, Fl. 33431
(561) 805-8500

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

The information required by this item about our Executive Officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Our Executive Officers.” All other information required by this item is incorporated herein by reference from our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation14A no later than April 30, 2012 (the “2012 Proxy Statement”).

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item is included in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in our 2012 Proxy Statement and is incorporated herein by reference.

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

DECEMBER 31, 2011

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Metropolitan Health Networks, Inc.

We have audited the accompanying consolidated balance sheets of Metropolitan Health Networks, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Health Networks, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Metropolitan Health Networks, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Miami, Florida
March 6, 2012

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2011	2010
	( in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and equivalents	$17,964	$10,596
Investments, at fair value	1,003	38,949
Accounts receivable from customers, net of allowance of $1,615 and
$817 in 2011 and 2010, respectively	3,023	904
Due from HMOs, net	40,241	9,067
Deferred income taxes	949	517
Prepaid income taxes	3,717	-
Prepaid expense and other current assets	5,243	941
TOTAL CURRENT ASSETS	72,140	60,974

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
amortization of $4,743 and $3,443 in 2011 and 2010, respectively	21,683	1,973
RESTRICTED CASH AND INVESTMENTS	295	4,385
DEFERRED INCOME TAXES, net of current portion	-	1,571
OTHER INTANGIBLE ASSETS, net of accumulated amortization of
$4,371 and $1,238 in 2011 and 2010, respectively	102,053	570
GOODWILL	262,805	4,362
DEFERRED FINANCING COSTS	9,882	-
OTHER ASSETS	888	888
TOTAL ASSETS	$469,746	$74,723

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,295	$436
Accrued payroll and payroll taxes	5,941	5,158
Accrued expenses	6,690	902
Accrued interest payable	2,434	-
Current portion of long-term debt	12,538	318
TOTAL CURRENT LIABILITIES	28,898	6,814

LONG-TERM DEBT, net of current portion and original issue discount	296,029	159
DEFERRED INCOME TAXES	40,175	-
TOTAL LIABILITIES	365,102	6,973

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share;
10,000,000 shares authorized; Series A preferred stock, stated value $100 per share, 5,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	500	500
Common stock, par value $.001 per share; 80,000,000 shares authorized;
43,751,000 and 40,750,000 issued and outstanding at December 31, 2011
and 2010, respectively	44	41
Additional paid-in capital	36,740	22,453
Accumulated other comprehensive (loss)	(110)	-
Retained earnings	67,470	44,756
TOTAL STOCKHOLDERS' EQUITY	104,644	67,750
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$469,746	$74,723

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
REVENUE	$459,792	$368,186	$354,407

MEDICAL EXPENSE
Medical claims expense	332,929	286,602	299,040
Medical center costs	30,451	15,826	14,512
Total medical expense	363,380	302,428	313,552
GROSS PROFIT	96,412	65,758	40,855
OTHER OPERATING EXPENSES
Administrative payroll, payroll taxes and benefits	20,911	15,420	11,287
General and administrative	11,292	8,656	7,545
Marketing and advertising	1,271	385	359
Amortization of intangible assets	3,545	75	19
Impairment of goodwill	3,500	-	-
Termination costs related to the Continucare acquisition	784	-	-
Total other operating expenses	41,303	24,536	19,210
OPERATING INCOME BEFORE GAIN ON SALE OF HMO	55,109	41,222	21,645
Gain on sale of HMO subsidiary	-	62	1,336
OPERATING INCOME	55,109	41,284	22,981
OTHER INCOME (EXPENSE)
Transaction costs	(7,876)	-	-
Interest expense	(8,174)	-	-
Investment income, net	572	328	390
Other income (expense), net	3	(29)	(23)
Total other (expense) income	(15,475)	299	368
INCOME BEFORE INCOME TAXES	39,634	41,584	23,349
PROVISION FOR INCOME TAXES	16,920	15,884	8,900
NET INCOME	22,714	25,700	14,449
OTHER COMPREHENSIVE (LOSS), NET OF TAX
BENEFIT OF $69	(110)	-	-
COMPREHENSIVE INCOME	$22,604	$25,700	$14,449

EARNINGS PER SHARE:
Basic	$0.56	$0.65	$0.32
Diluted	$0.53	$0.62	$0.31

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
		$0.001		$0.001		Accumulated
		Par Value	Common	Par Value	Additional	Other
	Preferred	Preferred	Stock	Common	Paid-in	Comprehensive	Retained
	Shares	Stock	Shares	Stock	Capital	Loss	Earnings	Total
	(in thousands, except share amounts)
BALANCES - JANUARY 1, 2009	5,000	$500	48,251,395	$48	$37,649	$-	$4,607	$42,804
Stock option compensation expense	-	-	-	-	688	-	-	688
Shares issued for directors' fees	-	-	100,974	-	165	-	-	165
Shares issued to employees	-	-	366,700	1	502	-	-	503
Stock repurchases	-	-	(7,816,678)	(8)	(15,873)	-	-	(15,881)
Tax benefit from options repurchased	-	-	-	-	198	-	-	198
Net income	-	-	-	-	-	-	14,449	14,449
BALANCES - DECEMBER 31, 2009	5,000	500	40,902,391	41	23,329	-	19,056	42,926
Exercise of options, net	-	-	981,339	1	443	-	-	444
Stock option compensation expense	-	-	-	-	1,015	-	-	1,015
Shares issued for directors' fees	-	-	102,012	-	292	-	-	292
Shares issued to employees	-	-	651,826	1	1,069	-	-	1,070
Tax benefit from options exercised and stock
vested	-	-	-	-	791	-	-	791
Stock repurchases	-	-	(1,887,390)	(2)	(4,486)	-	-	(4,488)
Net income	-	-	-	-	-	-	25,700	25,700
BALANCES - DECEMBER 31, 2010	5,000	500	40,750,178	41	22,453	-	44,756	67,750
Shares issued in connection with
acquisition of Continucare, net of
issuance costs of $127	-	-	2,542,011	3	11,411	-	-	11,414
Exercise of options, net	-	-	142,112	-	(44)	-	-	(44)
Tax benefit from options exercised and stock vested	-	-	-	-	623	-	-	623
Stock option compensation expense	-	-	-	-	1,164	-	-	1,164
Shares issued for directors' fees	-	-	66,966	-	320	-	-	320
Shares issued to employees	-	-	320,725	-	1,134	-	-	1,134
Stock repurchases	-	-	(71,054)	-	(321)	-	-	(321)
Change in fair value of derivative instrument,
net of tax benefit of $69	-	-	-	-	-	(110)	-	(110)
Net income	-	-	-	-	-	-	22,714	22,714
BALANCES - DECEMBER 31, 2011	5,000	$500	43,750,938	$44	$36,740	$(110)	$67,470	$104,644

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,714	$25,700	$14,449
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sale of HMO subsidiary	-	(62)	(1,336)
Impairment of goodwill	3,500	-	-
Unrealized (gains) losses on short-term investments	(10)	151	(44)
Depreciation and amortization	5,230	1,056	884
Amortization of debt issuance costs and original issue discount	1,338	-	-
Bad debt expense	798	234	93
Loss from disposal of property and equipment	24	-	1
Stock-based compensation expense	2,618	2,377	1,355
Deferred income taxes	(1,740)	(404)	(237)
Excess tax benefits from exercised options and stock vested	(623)	(792)	(198)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable from customers	(663)	(621)	(324)
Due from HMOs	(8,832)	(10,390)	5,100
Prepaid income taxes	486	-	406
Prepaid expenses and other current assets	(846)	(85)	297
Other assets	141	(111)	(43)
Accounts payable	617	(19)	297
Accrued payroll and payroll taxes	(1,370)	2,198	671
Income taxes payable	-	(1,543)	-
Accrued interest payable	2,434	-	-
Accrued expenses	(1,605)	341	(963)
Total adjustments	1,497	(7,670)	5,959
Net cash provided by operating activities	24,211	18,030	20,408

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(5,085)	(733)	(1,084)
Restricted cash released as security for letter of credit	4,385	646	-
Restricted cash from sale of HMO subsidiary	-	1,414	-
Acquisition of Continucare, net of cash acquired	(348,933)	-	-
Cash paid for physician practice acqusitions	(975)	-	(1,000)
Sale (purchase) of short-term investments	37,957	(12,064)	1,612
Net cash used in investing activities	(312,651)	(10,737)	(472)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments on notes payable and capital lease obligations	(803)	(239)	(159)
Proceeds from revolving loan facility	5,000	-	-
Issuance of long-term debt obligations	315,000
Proceeds from exercise of stock options and warrants, net	(44)	443	-
Stock issuance costs	(127)	-	-
Deferred financing costs	(10,662)	-	-
Original issue discount	(12,858)	-	-
Stock repurchases	(321)	(4,488)	(15,881)
Excess tax benefits from exercised options and stock vested	623	792	198
Net cash provided by (used in) financing activities	295,808	(3,492)	(15,842)
NET INCREASE IN CASH AND EQUIVALENTS	7,368	3,801	4,094
CASH AND EQUIVALENTS - beginning of year	10,596	6,795	2,701
CASH AND EQUIVALENTS - end of year	$17,964	$10,596	$6,795

The accompanying notes are an integral part of the consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
	Years ended December 31,
	2011	2010	2009
	(in thousands)
Supplemental Disclosures:

Interest paid	$4,448	$29	$26

Cash paid for income taxes	$17,841	$17,832	$8,731

Supplemental Disclosure of Non-cash Investing and Financing Activities:

Issuance of notes payable for physician practice acquisitions	$670	$-	$875

Stock issued for Continucare acquisition	$11,541	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Metropolitan Health Networks, Inc. and Subsidiaries

Year Ended December 31, 2011

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITY

Our primary business is the operation of our provider services network (“PSN”) through our wholly owned subsidiaries, Metcare of Florida, Inc. and Continucare Corporation (“Continucare”), which we acquired on October 4, 2011.  The PSN provides and arranges for the provision of healthcare services to Medicare Advantage and Medicaid beneficiaries in the State of Florida. At December 31, 2011, we operate  the PSN through 33 wholly-owned primary care practices, a wholly-owned oncology practice and have contracts with almost 450 independent primary care practices (each an “IPA”).  As of December 31, 2011, the PSN operated in 18 Florida counties, including the Miami, Ft. Lauderdale, West Palm Beach, Tampa and Daytona metropolitan areas.  On January 1, 2012, we began operations in Escambia and Santa Rosa counties in Florida’s panhandle region under a mutually exclusive contract with Humana’s (defined below) Medicare Advantage plan.

Prior to the acquisition of Continucare, substantially all of our revenue was derived from Medicare Advantage health plans operated by Humana, Inc. or its subsidiaries (“Humana”), one of the largest participants in the Medicare Advantage program in the United States.   As a result of the acquisition of Continucare, we now have managed care agreements under the Medicare Advantage and Medicaid Programs and commercially insured customers with several other health maintenance organizations (“HMOs”).  Our most significant managed care agreements continue to be Medicare Advantage agreements with Humana.  We also have agreements with United Healthcare of Florida, Inc. (“United”), Vista Healthplan of South Florida, Inc. and its affiliated companies, a subsidiary of Coventry Health Care, Inc. (“Coventry”), and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare” and together with Humana, United and Coventry, the “Contracting HMOs”) as well as other HMOs.  Our agreements with these HMOs are primarily risk agreements under which we receive for our services a monthly capitated fee with respect to the customers assigned to us by the Contracting HMOs (each a “Participating Customer”). The capitated fee is a significant percentage of the premium that the HMOs receive with respect to those Participating Customers. In return, we assume full financial responsibility for the provision of all necessary medical care to our Participating Customers even for services we do not provide directly.

We also have non-risk agreements with these HMOs.  Under our non-risk agreements, we receive a monthly fee based on the number of Participating Customers for which we are providing services and, under certain of these agreements, we also receive a percentage of the surplus generated as determined by the respective contract. The fees and our portion of the surplus are recorded as revenue in the period in which services are provided.  Under non-risk agreements, we are not responsible for the cost of the medical care provided to the Participating Customer.

As of December 31, 2011, we provided services to or for approximately 63,400 Participating Customers on a risk basis and approximately 8,300 Participating Customers on a non-risk basis. We also provide services to non-participating customers on a fee-for-service basis.

Since the acquisition of Continucare, we have operated a sleep diagnostic business which operates and manages over 70 sleep diagnostic centers in 15 states.  On February 27, 2012, the Board of Directors approved a plan to sell the sleep diagnostic business.  As a result, we will reflect the sleep diagnostic business as a discontinued operation in the March 31, 2012 financial statements and all prior comparative periods in which we owned the sleep diagnostic business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Metropolitan Health Networks, Inc., and subsidiaries that we control, including Continucare from the date of acquisition.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The areas involving the most significant use of estimates are medical expenses payable, retroactive capitation fee adjustment estimates, the impact of risk sharing provisions related to our contracts with the Contracting HMOs, the future benefit of our deferred tax asset and the valuation and related impairment recognition of long-lived assets, including goodwill and accounting for acquisitions. These estimates are based on knowledge of current events and anticipated future events. We adjust these estimates each period as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted. Actual results may ultimately differ materially from those estimates.

Revenue

Substantially all of our revenue is derived from risk agreements with HMOs in which a monthly capitation fee is paid by the Contracting HMO to us for each Participating Customer.  The amount of this fee varies depending on the demographics and health status of each Participating Customer.  Under our risk agreements, we assume the economic risk of our Participating Customers’ healthcare services and related administrative costs. Revenue is recognized in the period in which our Participating Customers are entitled to receive healthcare services.  Because we have the obligation to fund medical expenses, we recognize revenue and medical expenses for these contracts in our consolidated financial statements.

Periodically, we receive retroactive adjustments to the capitation fees paid to us based on the updated health status of our Medicare Advantage Participating Customers (known as a Medicare Risk Adjustment or “MRA” score).  The factors considered in this update include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program.  In addition, the number of Participating Customers for whom we receive capitation fees may be retroactively adjusted due to enrollment changes not yet processed or reported. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded.  We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is available, and either the collectability of the amount is reasonably assured or the likelihood of repayment is probable.

Under our non-risk agreements with HMOs, we receive a monthly fee based on the number of Participating Customers to which we provide services on a monthly basis and, under certain agreements; we also receive a percentage of the surplus generated as determined by the respective contract. The fees and our portion of the surplus generated under these arrangements are recorded as revenue in the period in which services are provided.

Our PSN’s owned medical practices and sleep centers also provide services on a fee-for-service basis.  These services are typically billed to non-Participating Customers, Medicare, Medicaid, health maintenance organizations and insurance companies. Fee-for-service revenue, which was 1.4% of revenue in 2011 and approximately 0.5% in 2010 and 2009, is recorded at the net amount expected to be collected from the customer or from the insurance company paying the bill.  Often this amount is less than the charge that is billed and such discounts reduce the revenue recorded.

Investment income includes realized and unrealized gains and losses on trading securities, and interest and dividends earned and is recorded in other income.

Medicare Part D

We provide prescription drug benefits to our Medicare Advantage Participating Customers in accordance with the requirements of Medicare Part D (“Part D”). The benefits covered under Part D are in addition to the benefits covered by the PSN under Medicare Parts A and B.   Capitation fee revenue for the provision of Part D insurance coverage is included in our monthly payment from Contracting HMOs.

The Part D Payment we receive is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the estimated prescription drug benefit costs (“Estimated Costs”) to actual  prescription  drug benefit  incurred costs (the "Actual  Costs").  To the extent the Actual Costs exceed the Estimated Costs by more than the risk corridor, we may receive additional payments.  Conversely, to the extent the Estimated Costs exceed the Actual Costs by more than the risk corridor; we may be required to refund a portion of the Part D Payment. We estimate and recognize an adjustment to revenue based upon pharmacy claims experience to date as if the contract to provide Part D coverage were to end at the end of each reporting period.  Accordingly, this estimate does not take into consideration projected future pharmacy claims experience.  It is reasonably possible that this estimate could change in the near term by an amount that could be material. Since these amounts represent additional revenue or revenue that is to be returned, any adjustment is recorded as an increase or decrease to revenue. The final settlement for the Part D program occurs in the subsequent year.

Medical Expense and Medical Claims Expense Payable

Total medical expense represents the estimated total cost of providing customer care under risk agreements and is comprised of two components, medical claims expense and medical center costs.  Medical claims expense is recognized in the period in which services are provided and includes an estimate of our obligations for medical services that have been provided to our Participating Customers but for which we have neither received nor processed claims, and for liabilities for physician, hospital and other medical expense disputes.  Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the physician practices owned by the PSN.  Medical center costs represent the operating costs of the physician practices owned by the PSN.

We develop our estimated medical claims expense payable using an actuarial process that is consistently applied.  The actuarial process develops a range of estimated medical claims expense payable and we record to the amount in the range that is our best estimate of the ultimate liability.  Each period, we re-examine previously recorded medical claims payable estimates based on actual claim submissions and other changes in facts and circumstances. As medical claims expense recorded in prior periods becomes more exact, we adjust the amount of the estimate, and include the change in medical claims expense in the period in which the change is identified.  In each reporting period, total medical expense includes a change from the effects of more completely developed medical claims expense payable estimates associated with previously reported periods. While we believe our estimated medical claims expense payable is adequate to cover future claims payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded. Medical claims expense payable is included in the due from HMOs in the accompanying consolidated balance sheets.

Under our risk agreements, we are responsible for substantially all of the cost of all medical services provided to each Participating Customer. To the extent that Participating Customers require more frequent or expensive care than was anticipated, the capitation fee we receive may be insufficient to cover the costs of care provided. When it is probable that expected future healthcare and maintenance costs will exceed the anticipated revenue under the agreement, we would recognize a premium deficiency liability in current operations. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as future operating losses under these contracts are charged to the liability previously established. There is no premium deficiency liability recorded at December 31, 2011 or 2010, and we do not anticipate recording a premium deficiency liability, except when, or if, unanticipated adverse events or changes in circumstances indicate otherwise.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. From time to time, we maintain cash balances with financial institutions in excess of federally insured limits.

Investments

At December 31, 2011, investment securities consist primarily of cash and state and municipal bonds.  We classify our debt securities as trading and do not classify any securities as available-for-sale or held to maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Available-for-sale securities are all securities not classified as trading or held to maturity.   Cash and cash equivalents that have been set aside to invest in trading securities are classified as investments.

Trading securities are recorded at fair value. Unrealized holdings gains and losses on trading securities are included in operations.  Dividend and interest income is recognized when earned.

Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. There is a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The fair value of our long-term debt is the estimated amount we would have to pay to repurchase our debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date, but excluding any prepayment penalties.  Fair values are based on quoted market prices or average valuations of similar debt instruments at the balance sheet date for those debt instruments for which quoted market prices are not available.  The fair value of our long-term debt and interest rate cap are based on Level 2 inputs.

We measure our investments at fair value. Our investments are in Level 1 and Level 2.  Cash and money market funds are Level 1 because these investments are valued using quoted market prices in active markets.  United States government and agency securities and state, municipal and corporate bonds are Level 2 and are valued at the recent trading value of bonds with similar credit characteristics and rates.  Restricted investments are comprised of municipal bonds.

The carrying amounts of cash and cash equivalents, accounts receivable, due from HMOs, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these instruments.

Accounts Receivable from Customers

Accounts receivable from customers represent amounts due for medical services provided directly by physicians in our owned centers and for sleep diagnostic services to individuals who are non-Participating Customers. We do not obtain collateral for these amounts.  Accounts receivable from customers are shown net of allowances for estimated uncollectible accounts.

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

Property and Equipment

Property and equipment, acquired in the ordinary course of business, is recorded at cost. Property and equipment acquired in a business combination is recorded at fair value at the date of acquisition. Expenditures for major improvements and additions are charged to the asset accounts, while replacements, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.  At December 31, 2011, we are not aware of any indicators of impairment.

We calculate depreciation using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining term of the lease. The range of useful lives is as follows:

Medical equipment	3 - 7 years
Computers and office equipment	3 - 5 years
Furniture and equipment	3 - 7 years
Vehicles	5 years
Buildings and building improvements	40 years or the remaining life of the building
Leasehold improvements	Shorter of estimated useful life of 3-10 years or term of lease

Deferred Taxes

Realization of our deferred tax asset is dependent on generating sufficient taxable income prior to the expiration of our various deferred tax items.  The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified and such changes could be material.

U.S. GAAP requires the establishment of a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative (including, among others, projections of future taxable income and our profitability in recent years), we determined that future realization of our deferred tax assets was more likely than not and, accordingly, we have not recorded a valuation allowance.  In the event we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to establish a deferred tax asset valuation allowance would be charged to income in the period such determination is made.

Goodwill and Other Intangible Assets

Goodwill represents the unamortized excess of cost over the fair value of the net tangible and other intangible assets acquired related to the acquisition of Continucare and certain physician practices by the PSN.  U.S. GAAP requires that we not amortize goodwill to earnings, but instead requires that we test at least annually for impairment at a level of reporting referred to as the reporting unit.  We have determined that we have two reporting units: the PSN and the sleep diagnostic business. Our goodwill impairment reviews are determined using a two-step process. We test more frequently if adverse events or changes in circumstances indicate that an asset may be impaired. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition.

At December 31, 2011, we conducted impairment testing on our PSN reporting unit.  The testing is performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan, annual planning process, and the market value of our shares and metrics of comparable companies.  At December 31, 2011, we determined that there was no goodwill impairment associated with the PSN reporting unit. Goodwill impairment tests completed for 2010 and 2009 did not result in an impairment loss.

We evaluated the sleep diagnostic business reporting unit’s long-lived assets for impairment and determined, as of December 31, 2011, that events indicated the carrying amounts may not be recoverable because there was a more likely than not expectation the sleep diagnostic business reporting unit will be sold significantly before the end of these assets’ useful lives.  We completed our analysis related to this reporting unit’s long-lived tangible and finite and indefinite lived intangible assets and concluded that these assets were not impaired as of December 31, 2011.  We then evaluated this reporting unit’s goodwill for impairment as of December 31, 2011, and recorded an impairment charge of $3.5 million in the fourth quarter of 2011.

We amortize intangible assets with determinable lives over 1 to 25 years, generally using the straight line method.  We amortize customer relationships on an accelerated basis based on the estimated net income impact of customer turnover.  If we were to renew or extend an arrangement where there is likely to be substantial cost, we would use our own assumptions, adjusted for our specific factors, commonly using the income approach to measure the fair value of the recognized intangible asset.

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

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  We estimate the fair value of stock option awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of income and comprehensive income.  Stock-based compensation expense recognized in the consolidated statements of income and comprehensive income for fiscal 2011, 2010 and 2009 is based on awards ultimately expected to vest and has been adjusted for estimated forfeitures.

Advertising Costs

Advertising expense was approximately $1.3 million, $0.4 million, and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, and are expensed as incurred.

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

We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented.

Stop Loss Reinsurance

To mitigate our exposure to high cost medical claims under our risk agreements, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  For approximately 60.0% of our Participating Customers we purchase reinsurance through the Contracting HMOs. The Contracting HMOs charge us a per Participating Customer per month fee that limits our healthcare costs for any individual Participating Customer. Healthcare costs in excess of the annual deductible, which generally ranges from $30,000 to $40,000 per Participating Customer are paid directly by the HMOs and we are not entitled to, and do not receive, any related insurance recoveries.

The remaining Participating Customers are covered under one policy with an annual deductible of $225,000 in 2011 and $200,000 in 2010 and 2009.  Reinsurance recoveries under these policies are remitted to us and are recorded as a reduction to medical claims expense.  Our policies have a maximum annual benefit of $1.0 million.

Comprehensive Income

In 2011, we included in comprehensive income the change in fair value of our interest rate cap.  In 2010 and 2009, other than net income we had no other items of comprehensive income or loss.

NOTE 3 – ACQUISITIONS

During 2011, we acquired Continucare and three physician practices. We did not consummate any material acquisitions during 2010. In 2009, we acquired one physician practice.  We accounted for these acquisitions as business combinations and, in accordance with U.S. GAAP, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The purchase price allocations presented for our 2011 acquisitions have been finalized.  Other than for the Continucare acquisition, we do not present pro forma information given the immateriality of the preacquisition results of the acquired physician practices to our consolidated financial statements.

Our consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition.

Acquisition of Continucare Corporation

On October 4, 2011, we completed the acquisition of Continucare.  The acquisition was structured as a merger of our wholly-owned subsidiary, CAB Merger Sub, Inc. (“Merger Sub”), with and into Continucare (the “Merger”) in accordance with the terms of the Agreement and Plan of Merger, dated June 26, 2011.  As a result of the Merger, Continucare became a wholly-owned subsidiary of Metropolitan.  The business and results of Continucare are reflected in our financial results from the date of acquisition.

Upon consummation of the Merger, each outstanding share of Continucare common stock, other than any shares owned by Continucare or us or any of our or their respective wholly owned subsidiaries, was converted into the right to receive $6.25 per share in cash and 0.0414 of a share of our common stock. In addition, each issued and outstanding option to purchase Continucare common stock became fully vested and was cancelled in exchange for the right to receive an amount of cash equal to $6.45 less the per share exercise price of the option, subject to withholding taxes.  We paid an aggregate of $404.4 million in cash and issued an aggregate of 2.5 million shares of our common stock, valued at $11.5 million, to Continucare’s stockholders and option holders in consideration for their shares of Continucare common stock and options to purchase shares of Continucare common stock.  The total value of the transaction was $415.9 million, excluding expenses and financing fees.  Immediately after the effective time of the Merger, the former stockholders of Continucare owned 5.8% of our outstanding common stock.

Concurrently with the completion of the Merger, we entered into the First Lien Credit Agreement and the Second Lien Credit Agreement, each of which is described in greater detail below.  To fund the cash component of the purchase price, transaction expenses and financing costs, we and Continucare used a total of $143.2 million of cash and borrowed a total of $315.0 million under the First Lien Credit Agreement and the Second Lien Credit Agreement.

At the date of acquisition, Continucare provided and managed care for approximately 36,400 Participating Customers through its 19 medical centers and contracted IPAs.  Continucare also operated a sleep diagnostic business.  Substantially all of its revenues were derived from managed care agreements with Humana, United, Coventry and Wellcare.  As of October 4, 2011, Continucare provided services to or for approximately 28,000 Participating Customers on a risk basis and approximately 8,400 Participating Customers on a non-risk basis.  Prior to the acquisition, substantially all of Continucare’s 2011 revenue was generated by providing services to Medicare-eligible and Medicaid-eligible Participating Customers, respectively, under such risk arrangements.

The following summarizes the purchase price allocation for Continucare (in thousands):

	Continucare Historical Balances as of October 4, 2011	Fair Value and Other Adjustments	Allocation of Merger Consideration
Current assets	$84,800		$84,800
Property and equipment, net	16,327		16,327
Indentifiable intangible assets	5,789	$99,207	104,996
Noncurrent assets	1,449		1,449
Current liabilities	(8,261)	361	(7,900)
Deferred tax liabilities	(9,168)	(34,704)	(43,872)
Non current liabilities	(345)		(345)
Total identifiable net assets	90,591	64,864	155,455
Goodwill	82,798	177,622	260,420
Net assets	$173,389	$242,486	$415,875

Transaction costs associated with these acquisitions were expensed as incurred through transaction costs in the statements of income and comprehensive income in 2011 and totaled $7.9 million.

We allocated the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in thousands)	Estimated Weighted Average Life	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Customer relationships	$74,822	10.5	13%
Trade name	29,800	25	13%
Unfavorable leases	(30)	5	13%
Medicare license (1)	320	-	7% - 9%
Other	84	3 -5	13%
	$104,996

(1) Indefinite life

The amortizable intangible assets, other than customer relationships which are being amortized on an accelerated basis, are being amortized on a straight-line basis over their assigned useful lives.  The indefinite-lived intangible asset will be tested for impairment on an annual basis, or more frequently if impairment indicators are present, in accordance with our accounting policies.  We believe that the estimated intangible asset values so determined represent the fair value at the date of the acquisition and do not exceed the amount a third party would pay for the assets. For customer relationships, we used the excess earnings method of the income approach.  For trademarks, we used the relief from royalty method, a combination of both income and market approach.  For the Medicare license, we used the cost approach to derive fair value of the intangible asset.  These fair value measurements are based on significant unobservable inputs, including management estimates and assumptions and, accordingly, are classified as Level 3 within the fair value hierarchy prescribed by US GAAP.

We recorded the excess of the purchase price over the estimated fair values of the identifiable assets as goodwill, which is generally non-deductible for income tax purposes. Goodwill was established based primarily on the revenue and cash flow projections associated with future operations, as well as synergies expected to be gained from the integration of Continucare into our existing operations.

The following represents condensed financial information of Continucare since the date of the acquisition on October 4, 2011 which has been included in our 2011 consolidated results of operations (in thousands):

Revenue	$78,647

Net income (1)	$7,465

(1)	Excludes amortization of intangible assets and a $3.5 million goodwill impairment charge.

The following unaudited pro forma condensed consolidated financial information assumes that the acquisition of Continucare was accounted for using the acquisition method of accounting for business combinations in accordance with ASC 805 and represents a pro forma presentation based upon available information of the combining companies giving effect to the acquisition of Continucare as if it had occurred on January 1, 2010, with adjustments for amortization expense of intangible assets, termination or changes in certain compensation arrangements and on-going operating expenses, non-operating expenses not acquired in the acquisition, interest expense and income tax expense:

	Year ended December 31
	2011	2010
	(in thousands, except per share data)
Revenue	$701,285	$651,610

Net income	$31,719	$23,814

Earnings per share:
Basic	$0.78	$0.61

Diluted	$0.74	$0.57

The unaudited pro forma condensed financial information is based on the assumptions and adjustments which give effect to events that are: (i) directly attributable to the acquisition; (ii) expected to have a continuing impact; and (iii) factually supportable. The unaudited pro forma condensed financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition of Continucare been consummated as of the dates indicated or of the results that may be obtained in the future.

Physician Practice Acquisitions

During 2011, we closed on the acquisitions of three physician practices with a total of approximately 960 Humana Participating Customers. The total purchase price for the three practices was $1.6 million, with a portion payable in cash at closing and the balance payable over the next 18 months.  The completed transactions were accounted for under the acquisition method.  The purchase price of the practices was allocated as follows (in thousands):

Property and equipment	$40
Identifiable intangible assets	82
Goodwill	1,523
$1,645

Effective July 31, 2009, we acquired certain assets of one of our contracted independent primary care physician practices for approximately $1.9 million.  This transaction was accounted for under the acquisition method.  Approximately $1.8 million of the purchase price was allocated to goodwill while approximately $0.1 million was allocated to the non-compete agreement and customer records.  The amount allocated to the non-compete was amortized over two years and the cost associated with the customer records was amortized over one year.

NOTE 4 – SALE OF SLEEP DIAGNOSTIC BUSINESS AND IMPAIRMENT CHARGE

The sleep diagnostic business was operated as a wholly-owned subsidiary of Continucare and was included in the acquisition of Continucare.  We do not consider the sleep diagnostic business a core business of the ongoing organization and we determined that we should focus our management efforts and resources on expanding and growing our core PSN business.  On February 27, 2012, the Board of Directors approved a plan to sell the sleep diagnostic business, and we have retained an investment banking firm to assist us with the sale process.   We expect to have the sale completed before the end of 2012.  Our sleep diagnostic operations have been included in operations in 2011.  We did not operate the sleep diagnostic business prior to October 4, 2011, the date of the Continucare acquisition.

We recognized goodwill of $260.4 million related to the acquisition of Continucare, a portion of which was allocated to the sleep diagnostic business.  The annual impairment review performed as of December 31, 2011 resulted in goodwill impairment to the sleep diagnostic business of $3.5 million.  The impairment related primarily to our evaluation that it was more likely than not that we would sell the sleep diagnostic business in 2012 and that the anticipated sales price would be less than the carrying value of the net assets.

The fair value of the sleep diagnostic business is valued based on the multiples of recent sales of other sleep diagnostic businesses.

NOTE 5 - SALE OF HMO

On August 29, 2008 (“the Closing Date”), we completed the sale of all of the outstanding capital stock of our HMO to Humana pursuant to the terms of the Stock Purchase Agreement, dated as of June 27, 2008, by and between Humana and us, for a cash purchase price of approximately $14.6 million (the “Purchase Price”).  We recognized a gain on the sale of the HMO of approximately $5.9 million in 2008.

The Purchase Price was subject to positive or negative post-closing adjustment based upon the difference between the HMO’s estimated closing net equity and the HMO’s actual net equity as of the Closing Date. The settlement period for determining the HMO’s actual net equity was December 31, 2009.  The gain on sale in 2009 of $1.3 million includes additional gain from the closing net equity settlement for the HMO and the settlement of certain liabilities of the HMO in 2009 at amounts lower than the liability recorded at the time of the sale.

In April 2010, the Closing Net Equity was finalized and we received the final payment.  This settlement resulted in an additional gain on the sale of the HMO of $0.1 million in 2010.

Concurrent with the sale, the PSN and Humana entered into the IPA Agreement to provide or coordinate the provision of healthcare services to the HMO’s Participating Customers pursuant to a capitation arrangement.

NOTE 6 – LONG-TERM DEBT AND REVOLVING LOAN FACILITY

Long-term debt consists of the following (in thousands):

	December 31,
	2011	2010
	(in thousands)
First-lien debt	$240,000	$-
Second-lien debt	75,000	-
Revolving loan facility	5,000	-
Other	689	477
	320,689	477
Less amount due in one year	12,538	318
Less original issue discount	12,122	-
Total long-term debt	$296,029	$159

As of December 31, 2011, our annual fiscal year debt contractual principal maturities are summarized as follows (in thousands):

Year ending December 31,	Amount
2012	$12,538
2013	18,094
2014	24,057
2015	30,000
2016	161,000
Thereafter	75,000
Total debt	$320,689

On October 4, 2011, we entered into a senior secured credit agreement (the “First Lien Credit Agreement”) that provides for a $240.0 million senior secured first lien term loan facility (the “First Lien Term Loan Facility”) and a $40.0 million revolving credit facility (the “Revolving Loan Facility” and, together with the First Lien Term Loan Facility, the “First Lien Facilities”).

The First Lien Facilities are guaranteed jointly and severally by substantially all of our existing and future subsidiaries (collectively, the “Guarantors”), and are secured by a first-priority security interest in substantially all of our and the Guarantors’ existing and future assets (the “Collateral”).

Borrowings under the First Lien Term Loan Facility bear interest at a rate per annum equal to, at our option, LIBOR plus 5.5% or the Base Rate plus 4.5% for the term loan.  The “LIBOR” rate is determined by reference to the London Interbank Offered Rate, subject to a minimum rate of 1.5%.  The “Base Rate” is determined by reference to the highest of (1) the Prime Rate quoted by the Wall Street Journal, (2) the applicable federal funds rate plus 0.50% and (3) LIBOR, subject to a minimum rate of 1.5%.  Upon the occurrence of certain events of default under the First Lien Credit Agreement, borrowings under the First Lien Facilities will automatically be subject to an additional 2% per annum interest charge and upon the occurrence of certain other events of default may be subject to an additional 2% per annum interest charge.  We have elected the LIBOR rate under the First Lien Facilities and, as of December 31, 2011, the interest rate under the First Lien Term Facility was 7.0%.  The effective interest rate on the First Lien Term Loan Facility is 8.1%.

Borrowings under the First Lien Term Loan Facility are subject to quarterly principal amortization at the following rates: 5.0% of the $240.0 million the first year, 7.5% the second year, 10.0% the third year, and 12.5% for each of the fourth and fifth years.  The balance of all borrowings under the First Lien Term Loan Facility is due and payable at maturity, October 4, 2016.

We may prepay the term loans at any time without penalty.  We will also be required to make prepayments (subject to certain basket amounts and exceptions) equal to:

●
Annually commencing for the year ended December 31, 2012, and each year thereafter, 75.0% of the annual excess cash flow (defined as cash flow less scheduled principal and interest payments, cash taxes, and any increase in working capital, plus any decrease in working capital)  less any voluntary prepayments made during the applicable year, with a reduction to 50.0% based on achievement of a total leverage ratio (defined as the ratio of our aggregate outstanding indebtedness to our adjusted earnings before stock-based compensation, interest, taxes, depreciation and amortization) not exceeding 2.00x as of the last day of each year within 10 days of filing our annual financial statements:

●
50.0% of the net proceeds from publicly offered equity issuances, with a reduction to 25.0% based on achievement of a senior leverage ratio (defined as the ratio of our aggregate outstanding indebtedness under the First Lien Credit Agreement to our adjusted earnings before stock-based compensation, interest, taxes, depreciation and amortization) not exceeding 1.25x as of the last day of the last fiscal quarter for which financial statements were required to be delivered under the First Lien Credit Agreement; and

●
100% of the net proceeds from asset sales, debt issuances (other than to the extent permitted under the First Lien Credit Agreement) and extraordinary receipts, as defined (collectively, the “Mandatory Prepayments”).

We expect to begin making excess cash flow payments in March 2013 related to calendar year 2012.

The First Lien Credit Agreement includes customary restrictive covenants, subject to certain basket amounts and exceptions, including covenants limiting our ability to incur or amend certain types of indebtedness and liens; merge with, make an investment in or acquire any property or assets of another company; make capital expenditures; pay cash dividends; repurchase shares of our outstanding stock; make loans; dispose of assets (including the equity securities of our subsidiaries) or prepay the principal on any subordinate indebtedness. Subject to certain terms and conditions, we have the right to make up to $15.0 million of stock repurchases during the term of the First Lien Facilities and the Second Lien Credit Agreement, described below (collectively the “Credit Facilities”), generally not to exceed $5.0 million in any year, and make up to $100.0 million of acquisitions, generally not to exceed $50.0 million in any one year. The First Lien Credit Agreement also requires us to maintain certain total leverage ratios (defined above), senior leverage ratios (defined above) and fixed charge coverage ratios (defined as the ratio of free cash flow to fixed charges, which include interest, scheduled principal payments, earnout, and stock repurchases from officers, directors and employees) during the term of the agreement, tested quarterly.

The First Lien Credit Agreement includes the following items, among a variety of customary items, as events of default: the termination of any agreement that generates greater than 20.0% of our consolidated annual gross profit (unless replaced by a substantially similar agreement within thirty days), or the termination of any healthcare permits or any payment programs or reimbursement authorizations sponsored or maintained by any government payer, private insurer, or managed care plan, which could reasonably be expected to result in a material adverse effect (as defined in the First Lien Credit Agreement.)

The First Lien Credit Agreement also provides for an incremental term loan facility (the “Incremental Facility”), pursuant to which we may request that the lenders under the First Lien Credit Agreement (the “First Lien Lenders”), and potentially other lenders, provide an additional $50.0 million of term loans and/or revolving loans (the “Incremental Term Loans”) on terms substantially consistent with those provided under the First Lien Facilities. Among other things, the utilization of the Incremental Facility is conditioned on our ability to meet certain senior leverage ratios and a sufficient number of lenders expressing an interest in participating in the facility. Alternatively, and subject to a variety of more stringent terms and conditions, we may also request that the First Lien Lenders, and potentially other lenders, provide an additional $50.0 million of term loans on terms and conditions that are not substantially consistent with those provided under the First Lien Facilities.

Second Lien Credit Facility

On October 4, 2011, we also entered into a secured credit agreement (the “Second Lien Credit Agreement”) that provides for a $75.0 million secured second lien term loan facility guaranteed jointly and severally by the Guarantors and secured by a second-priority interest in the Collateral.  As of the closing of the Merger, we had $75.0 million outstanding under the Second Lien Credit Agreement.

Borrowings under the Second Lien Credit Agreement bear interest equal to, at our option, LIBOR plus 11.75%, or the Base Rate plus 10.75%.  Under the Second Lien Credit Agreement the minimum LIBOR rate is equal to 1.75%.   Upon the occurrence of certain events of default under the Second Lien Credit Agreement, borrowings under the Second Lien Credit Agreement will automatically be subject to an additional 2.0% per annum interest charge and upon the occurrence of certain other events of default may be subject to an additional 2.0% per annum interest charge.  We have elected the LIBOR rate under the Second Lien Credit Agreement and, as of December 31, 2011, the interest rate was 13.5%.  The effective interest rate on the Second Lien Credit Facility is 14.1%.

Borrowings under the Second Lien Credit Agreement are generally due and payable on the maturity date, October 4, 2017.  Prior to the repayment of all borrowings under the First Lien Credit Agreement, we may not make any prepayments without the prior written consent of the First Lien Lenders.

To the extent a prepayment of borrowings under the Second Lien Credit Agreement is permitted, the payment is subject to the following charges:  5.0% if the prepayment is made between May 4, 2013 and October 3, 2013, 3.0% if the prepayment is made between October 4, 2013 and October 3, 2014 and 2.0% if the prepayment is made between October 4, 2014 and October 3, 2015.  For prepayments prior to May 4, 2013, we will also be required to pay an amount equal to the estimated, discounted net present value of any interest payments that would have been required to have been made on or before May 4, 2013 and that are avoided by us as a result of the prepayment plus 5.0% of the principal amount prepaid.

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

The Second Lien Credit Agreement contains substantially the same negative and financial covenants (other than senior leverage ratio) as the First Lien Credit Agreement, except that the permitted basket amounts in the Second Lien Credit Agreement are generally higher than under the First Lien Credit Agreement and the financial covenant ratios are 10-15% less restrictive than under the First Lien Credit Agreement.

The Second Lien Credit Agreement also contains substantially the same events of default as under the First Lien Credit Agreement, except that the thresholds included in the Second Lien Credit Agreement are generally higher than under the First Lien Credit Agreement and the Second Lien Credit Agreement includes a cross-acceleration provision (tied to any acceleration of the obligations under the First Lien Facilities) as well as a cross-default tied to the failure to make principal payments when due under the First Lien Credit Agreement.

As of December 31, 2011, we were in compliance with the covenants under each of the First Lien Credit Agreement and the Second Lien Credit Agreement.

The fair values of the debt were based upon trading prices at year-end and determined to be Level 2 under the fair value hierarchy. At December 31, 2011, the fair value of our First and Second Lien Credit Agreement lien debt was approximately $237.6 million and $72.0 million, respectively.

Revolving Loan Facility

Under the Revolving Loan Facility, subject to various terms and conditions we may, from time to time, borrow up to $40.0 million, reduced by the $4.6 million reserved under letter of credit agreements, until the maturity date at October 4, 2016.  We may prepay or permanently reduce the Revolving Loan Facility commitment at any time without penalty.  The revolving Loan Facility includes subfacilities for up to $15.0 million for letters of credit and $5.0 million for same day, “swingline” borrowings.  On October 4, 2011, we terminated our $3.0 million secured one year commercial line of credit agreement and replaced it and Continucare’s  then existing letters of credits with letters of credit under the Revolving Loan Facility.  Upon termination of the then existing $3.0 million line of credit, the restricted cash and investments securing the letter of credit were released.

In October 2011, we borrowed $5.0 million under the Revolving Loan Facility.  In January 2012, we repaid the entire $5.0 million outstanding.  The interest rate of the Revolving Loan Facility is LIBOR plus 5.0% or the Base Rate plus 4.0%.  The “LIBOR” rate is determined by reference to the London Interbank Offered Rate, subject to a minimum rate of 1.5%.  Subject to various terms and conditions, we may from time to time, borrow and repay funds under the Revolving Loan Facility until the maturity date of October 4, 2016.

The interest rate on the Revolving Loan Facility at December 31, 2011 was 6.5%.  The average amount outstanding under the Revolving Credit Facility from the date of borrowing in 2011 was $5.0 million.  The weighted average interest rate from the date of borrowing was 6.5%.

NOTE 7 – DERIVATIVE AND HEDGING ACTIVITIES

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we used an interest rate cap as our interest rate risk management strategy.  We entered into an interest rate cap agreement effective December 4, 2011, which provides interest rate protection in the event LIBOR exceeds 1.5%.  This interest rate cap has a notional amount of $157.5 million, which notional amount will decrease to $134.1 million over the life of the agreement, and expires on September 30, 2014.  Notwithstanding this interest rate cap, we are still subject to interest rate risk with respect to indebtedness above the notional amount of the interest rate cap and, unless we extend or replace the interest rate cap, with respect to any portion of the indebtedness outstanding after September 30, 2014.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded, net of the effect of income taxes, in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $70,000 will be reclassified to interest expense.

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2011 (in thousands):

	Consolidated Balance Sheet Location	Carrying Amount
Asset derivatives:
Derivatives designated as hedging instruments
Interest rate cap	Noncurrent assets	$498

The table below presents the effect of our financial derivative on the consolidated statements of income and comprehensive income for the year ended December 31, 2011 (in thousands).

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Recognized in OCI on Derivative (Effective Portion) as of December 31, 2011	Location of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Reclassified from Accumulated OCL into Income (Effective Portion) as of December 31, 2011	Location of (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) as of December 31, 2011
Interest rate products	$(179)	Interest expense	$-	Interest expense	$-

NOTE 8 - MAJOR CUSTOMER

Revenue from Humana accounted for 94.2%, 99.5% and 99.6% in 2011, 2010 and 2009, respectively, of our total revenue.

Humana may immediately terminate a Humana Agreement and/or any individual physician in our primary care physician network if:  (i) the PSN or such physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) Humana loses its authority to do business in total or as to any limited segment or business provided that, in the event of a loss of authority with respect to a limited segment, Humana may only terminate a Humana Agreement as to that segment;  (iii) the PSN or such physician violates certain provisions of Humana’s policies and procedures manual; and  (iv) under certain provisions of the Humana Agreements, the PSN or any of its physicians fails to meet Humana’s credentialing or re-credentialing criteria or is excluded from participation in any federal healthcare program.

In addition to the foregoing termination provisions, each of the Humana Agreements permits the PSN or Humana to terminate any such agreement upon  60 to 90 days prior written notice (subject to certain cure periods) in the event the other party breaches other provisions of the agreement.

NOTE 9 - DUE FROM HMOs

Amounts due from HMOs, net consisted of the following (in thousands):

	December 31,
	2011	2010
Due from HMOs	$80,324	$36,268
Due to HMOs	(40,083)	(27,201)
Total Due From HMOs	$40,241	$9,067

Under our HMO Agreements, we have the right to offset certain sums owed to us against certain sums we owe under the agreements and each HMO has a comparable right.  In the event we owe funds after any such offset, we are required to pay the shortfall to the HMO upon notification of such deficit and the HMO may offset future payments to us under the applicable agreement by such deficit.

Included in due from HMOs at December 31, 2011 is a $1.5 million receivable representing our estimate of the retroactive MRA capitation fee for 2011 that we expect to receive in the summer of 2012   At December 31, 2010, we recorded a $2.2 million receivable representing our estimate of the retroactive MRA capitation fee for 2010.  The final retroactive MRA capitation fee settlement we received in the summer of 2011 for 2010 was $1.0 million.  The difference of $1.2 reduced revenue and income before income taxes in 2011.  There was no material difference between the estimated final settlement for 2009 of $1.4 million and the final settlement that we received in 2010.

NOTE 10 – INVESTMENTS

Investments consist solely of trading securities.  Trading securities are reported at fair value, with unrealized gains and losses included in earnings.  For trading securities held at December 31, 2011 and 2010, the amount of unrealized gain was immaterial.   Included in investment income are net realized gains of $0.3 million and $41,000 in 2011 and 2010, respectively.

We use asset managers to invest our excess funds.  Investments that no longer meet the criteria of a cash equivalent are classified as investments on the consolidated balance sheets.  Investments include securities with varying maturities issued by federal agencies, states or municipalities.

Investments, which are recorded at fair value, are as follows (in thousands):

	December 31,
	2011	2010
Cash and money market funds	$18	$996
United States government and agency securities (Level 2)	-	2,068
State and municipal bonds (Level 2)	985	29,705
Corporate bonds (Level 2)	-	6,180
Total Investments	$1,003	$38,949

NOTE 11 - ESTIMATED MEDICAL EXPENSES PAYABLE

Activity in estimated medical expenses payable is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$25,668	$27,357	$23,144
IBNR assumed in Continucare acquisition	14,494	-	-
Incurred related to:
Current year	284,477	252,198	264,543
Prior years	(3,575)	(900)	20
Total incurred	280,902	251,298	264,563
Paid related to:
Current year	(260,539)	(226,427)	(237,155)
Prior years	(22,093)	(26,560)	(23,195)
Total paid	(282,632)	(252,987)	(260,350)
Balance at end of year	$38,432	$25,668	$27,357

At December 31, 2011, we determined that the range for estimated medical expenses payable was between $36.7 million and $40.5 million and we recorded a liability at the approximate actuarial mid-range of $38.4 million. This amount is included within the due from HMOs in the accompanying consolidated balance sheets.

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Amounts paid for 2010 claims were less than the amount of the liability that was recorded at December 31, 2010 by $3.6 million resulting in favorable claims development. Amounts paid subsequent to year end for 2009 were less than the amount of the liability that was recorded at December 31, 2010 by $0.9 million resulting in favorable claims development. Amounts paid subsequent to year end for 2009 were substantially the same as what was accrued at December 31, 2008.  Favorable claims development occurs when claims paid are less than the amount accrued at the end of the year and results in lower claims expense the following year.

We maintain stop loss reinsurance with a commercial insurance company.  Included in medical expense for 2011, 2010 and 2009 were stop loss premium expense of $0.9 million in each year and stop loss recoveries of $0.5 million, $0.8 million, and $0.3 million, respectively.

NOTE 12 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	2011	2010
Land	$1,920	$-
Buildings and building improvements	6,137	-
Medical equipment	2,185	210
Furniture and equipment	3,091	469
Leasehold improvements	5,353	1,711
Computers and office equipment	5,298	3,001
Construction in progress	1,370	-
Vehicles	1,072	25
	26,426	5,416
Less accumulated depreciation and amortization	(4,743)	(3,443)
	$21,683	$1,973

Depreciation and amortization of property and equipment totaled approximately $1.7 million, $0.7 million, and $0.5 million, in 2011, 2010, and 2009, respectively.

NOTE 13 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of (in thousands):

	December 31,
	2011	2010
Customer relationships	$76,187	$1,616
Trade name	29,800	-
Medicare license	320	-
Other	117	192
	106,424	1,808
Less accumulated amortization	(4,371)	(1,238)
	$102,053	$570

Amortization of intangible assets totaled $3.5 million in 2011 and $0.1 million in 2010.  Amortization expense is estimated to be approximately $13.8 million in 2012, $12.8 million in 2013, $12.3 million in 2014, $10.1 million in 2015 and $8.4 million in 2016.  The weighted average amortization period for intangible assets at December 31, 2011 is 14.3 years.  The Medicare license is deemed to have an indefinite life and is not amortized.

Activity impacting goodwill in 2011, for each reporting unit and in total, is as follows (in thousands):

	PSN	Sleep Diagnostic Business	Total

Goodwill at beginning of year	$4,362	$-	$4,362
Additions:
Acquisitions	258,248	3,695	261,943
Impairment charge	-	(3,500)	(3,500)
Goodwill at end of year	$262,610	$195	$262,805

NOTE 14 - INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2011	2010	2009
Current
Federal	$16,221	$13,959	$8,303
State	2,439	2,329	834
	18,660	16,288	9,137
Deferred
Federal (benefit)	(1,512)	(362)	(217)
State (benefit)	(228)	(42)	(20)
	(1,740)	(404)	(237)
Provision for income taxes	$16,920	$15,884	$8,900

A reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes with our provision for income taxes is as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Statutory federal tax	$13,872	$14,555	$8,172
State income taxes, net of federal income tax benefit	1,437	1,509	848
Non-deductible transaction costs	1,663	-	-
Permanent differences and other, net	(52)	(180)	(120)
Provision for income taxes	$16,920	$15,884	$8,900

Deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Allowances for doubtful accounts	$689	$315
Accrued expenses	260	120
Other	-	82
Total deferred tax assets - current	$949	$517

Stock-based compensation expense	$1,934	$1,521
Impairment charges	1,351	-
Depreciation and amortization	-	113
Other, net	700	(63)
Total deferred tax assets - non-current	3,985	1,571

Depreciation and amortization	(3,992)	-
Basis difference in intangible assets	(40,168)	-
Total deferred tax liabilities - non-current	(44,160)	-
Net deferred tax (liabilities) assets - non-current	$(40,175)	$1,571

There are no unrecognized tax benefits at December 31, 2011 and 2010.

We are primarily subject to income taxes in the U.S. federal jurisdiction and the State of Florida.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.  We have utilized all of our available net operating loss carryforwards, including net operating loss carryforwards related to years prior to 2004.  These net operating losses are open for examination by the relevant taxing authorities.

The statute of limitations for the Federal 2008 and various state statutes for 2007 tax years will expire in the next twelve months.

Excess tax benefits of $0.6 million, $0.8 million, and $0.2 million, respectively, were recorded directly to equity as a result of the exercise or repurchase of non-qualified stock options in 2011, 2010 and 2009, respectively.

NOTE 15 - STOCKHOLDERS' EQUITY

As of December 31, 2011 and 2010, we had authorized 10,000,000 shares of preferred stock, including 30,000 shares which were designated as Series A Preferred Stock, par value $.001, of which 5,000 were issued and outstanding. Each share of Series A Preferred Stock has a stated value of $100 and pays dividends equal to 10% of the stated value per annum. At December 31, 2011 and 2010, the aggregate and per share amounts of cumulative dividend arrearages were approximately $716,667 ($143 per share) and $666,667 ($133 per share), respectively.  Each share of Series A Preferred Stock is convertible into shares of common stock at the option of the holder at the lesser of 85% of the average closing bid price of the common stock for the ten trading days immediately preceding the conversion or $6.00. We have the right to deny conversion of the Series A Preferred Stock at which time the holder shall be entitled to receive, and we shall pay, additional cumulative dividends at 5% per annum together with the initial dividend rate to equal 15% per annum. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock shall be entitled to receive a liquidating distribution before any distribution may be made to holders of our common stock.  We have the right to redeem the Series A Preferred Stock at a price equal to 105% of the price paid for the shares. The Series A Preferred Stock has no voting rights.  Through December 31, 2011, none of the holders of our Series A Preferred Stock have converted any shares to common stock.

We have also designated 7,000 shares of preferred stock as Series B Preferred Stock, with a stated value of $1,000 per share. No shares of series B preferred stock have been issued.

In 2011, the Board of Directors approved the issuance to employees of 321,000 restricted shares of common stock and options to purchase 815,000 shares of common stock. In 2010, the Board of Directors approved the issuance to employees of 652,000 restricted shares of common stock and options to purchase 1.1 million shares of common stock.  In 2009, the Board of Directors approved the issuance to our employees of 367,000 restricted shares of common stock and options to purchase 1.4 million shares of common stock.  The restricted shares and stock options awarded to employees vest in equal annual installments over a four-year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date.  Compensation expense related to the restricted stock and options is recognized for each separately vesting portion on a straight-line basis over the vesting period.

In 2011, we issued a total of 67,000 restricted shares of common stock to the non-management members of our Board of Directors.  In 2010, we issued a total of 102,000 restricted shares of common stock and options to purchase 36,000 shares of common stock to the non-management members of our Board of Directors.  During 2009, we issued a total of 101,000 restricted shares of common stock and options to purchase 50,000 shares of common stock to the non-management members of our Board of Directors. The restricted shares and stock options issued to the non-management members of the Board of Directors vest one year from date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date. Compensation expense related to the restricted stock and options is recognized for each separately vesting portion on a straight-line basis over the vesting period.

Restricted shares of common stock are reflected as issued and outstanding from the date of issuance for purposes of the consolidated statements of changes in stockholders’ equity.

Shares reserved for future issuance at December 31, 2011 are as follows:

Number of Shares
Shares Issuable Upon the Exercise of Outstanding Stock Options	4,131,000
Shares Issuable Upon the Conversion of Preferred Stock	1,119,000
Total	5,250,000

On September 10, 2009 (the “Repurchase Closing Date”), we repurchased 500,000 shares of our common stock from certain of our directors and executive officers for approximately $1.1 million.  The shares were repurchased at a per share price of $2.1462, which was 2% below the closing price of our common stock on September 8, 2009, the date we entered into definitive repurchase agreements with such officers and directors.  In addition, on the Repurchase Closing Date, we repurchased options exercisable for an aggregate of 567,500 shares of our common stock from certain of our executive officers for approximately $0.3 million, which represents the difference between the exercise price of the options and $2.1462.  The shares underlying the options repurchased are also included in the number of shares repurchased during 2009 and deplete the repurchase authority granted by our Board.

On December 8, 2009, we repurchased options exercisable for an aggregate of 116,700 shares of our common stock from certain of our executive officers for approximately $0.2 million, which represents the difference between the exercise price of the options and $1.9012, which was 2% below the closing price of our common stock on December 8, 2011, the date we entered into the definitive repurchase agreement.  The shares underlying the options repurchased are included in the number of shares repurchased and deplete the repurchase authority granted by our Board.

NOTE 16 - STOCK-BASED COMPENSATION

As of December 31, 2011, we had one nonqualified stock option plan, the Omnibus Equity Compensation Plan (the “Plan”).  The Plan is administered by the Compensation Committee of the Board of Directors.  A total of 12,000,000 shares of our common stock are authorized for issuance pursuant to awards granted under the Plan.  Total compensation cost that has been charged against income in 2011, 2010 and 2009 for nonqualified stock options was $1.2 million, $1.0 million and $0.7 million, respectively.

Stock Options

Option awards are generally granted with an exercise price equal to the closing market price of our common stock on the grant date, generally vest ratably over 4 years of continuous service and generally expire 10 years after the date of the grant.  The options provide for accelerated vesting if there is a change in control as defined by the Plan.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model using the weighted average assumptions noted in the table below.  Because this option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed.  Expected volatilities are primarily based on implied volatilities from the historical volatility of our stock.  We use historical data to estimate option exercise and employee termination within the valuation model.  The expected terms of the options granted represent the period of time that option grants are expected to be outstanding based on historical data.  The range below results from certain groups of employees exhibiting different behavior.  The risk free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Year Ended December 31,
Weighted Average Assumptions	2011	2010	2009
Risk Free Interest Rate	0.41% - 2.18%	0.42%-2.56%	0.90%-1.83%
Expected Option Life (in years)	2-4.5	2-4.5	2-4.5
Expected Volatility	50%	50%	50%
Dividends to be Paid	None	None	None

A summary of option activity under the Plan and the changes during the year ended December 31, 2011 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,696,000	$2.08	7.57	$8,850,000
Granted	815,000	$4.81
Exercised	(267,000)	$2.03
Forfeited	(109,000)	$2.56
Expired	(4,000)	$1.76
Outstanding at December 31, 2011	4,131,000	$2.61	7.04	$20,090,000

Vested or expected to vest at December 31, 2011	4,082,000	$2.60	7.03	$19,874,000
Non-vested at December 31, 2011	2,425,000	$3.03	8.04	$10,764,000

The weighted average per share grant date fair value of options granted during 2011, 2010 and 2009 was $1.73, $0.92 and $0.59, respectively.  The fair value of non-vested options is determined based on the closing trading price of our shares at grant date.  The aggregate intrinsic value of options exercised in 2011 and 2010 was $0.7 million and $3.3 million, respectively, and is based on the difference between the exercise price and quoted market value at exercise.  The intrinsic value of options repurchased by us in 2009 was $0.5 million.

In 2011, options to acquire 267,000 shares of our common stock were exercised.  We issued 142,000 new shares with the balance being used to satisfy the payment of the exercise price and minimum withholding requirements.  During 2010, options to acquire 1.6 million shares of our common stock were exercised.  We issued 1.0 million new shares with the balance being used to satisfy the payment of the exercise price and minimum withholding requirements.

A summary of the status of our non-vested options as of December 31, 2011 and changes during the year then ended is presented below:

Non-Vested Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	2,653,000	$0.81
Granted	815,000	$1.73
Vested	(934,000)	$0.72
Forfeited	(109,000)	$0.96
Non-vested at December 31, 2011	2,425,000	$1.15

As of December 31, 2011, there was $1.1 million of total unrecognized compensation cost related to non-vested nonqualified stock options granted under the Plan.  That cost is expected to be recognized over a weighted average period of 2.01 years.  The total fair value at the date of grant of options that vested during 2011, 2010 and 2009 was $0.7 million, $0.5 million, and $0.3 million, respectively.

Excess tax benefits of $0.6 million, $0.8 million and $0.2 million were realized from the exercise or repurchase of options in 2011, 2010 and 2009, respectively, and were recorded directly to equity.  In 2011, we paid $44,000 in excess of the proceeds for taxes related to the cashless exercise of options.   Net cash received from option exercises under all share-based payment arrangements for 2010 was $0.4 million.  No options were exercised in 2009.  It is our policy to issue new shares to satisfy share option purchases.

Restricted Stock Awards

Restricted stock awards are valued at the closing market price of our common stock on the date of grant. Compensation expense is recorded straight-line over the vesting period, generally four years from the date of grant.  The restricted stock awards provide for accelerated vesting if there is a change of control as defined by the Plan.

The weighted average per share grant date fair value of our restricted stock awards was $4.84, $2.49 and $1.68 for the years ended December 31, 2011, 2010 and 2009, respectively. Activity for our restricted stock awards was as follows for the year ended December 31, 2011:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested restricted stock at December 31, 2010	1,184,000	$2.24
Granted	388,000	$4.84
Vested	(453,000)	$2.34
Forfeited	(11,000)	$3.01
Non-vested restricted stock at December 31, 2011	1,108,000	$3.12

The fair value of restricted shares at the vesting date for shares that vested during the years ended December 31, 2011, 2010, and 2009 was $2.2 million, $0.9 million and $0.4 million, respectively. Total compensation expense not yet recognized related to non-vested restricted stock awards was $1.6 million at December 31, 2011. We expect to recognize this compensation expense over a weighted-average period of approximately 1.85 years. There are no other contractual terms covering restricted stock awards once vested.

NOTE 17 - EARNINGS PER SHARE

The following table sets forth the computations of earnings per common share, basic and earnings per share, diluted (in thousands, except share and per share data):

	Year Ended December 31,
	2011	2010	2009
BASIC
Net income	$22,714	$25,700	$14,449
Less: Preferred stock dividend	(50)	(50)	(50)
Income available to common shareholders	$22,664	$25,650	$14,399

Denominator:
Weighted average common shares outstanding	40,579	39,195	44,496

Basic earnings per share	$0.56	$0.65	$0.32

DILUTED
Income available to common shareholders	$22,664	$25,650	$14,399
Add: Preferred stock dividend	50	50	50
	$22,714	$25,700	$14,449

Denominator:
Weighted average common shares outstanding	40,579	39,195	44,496
Common share equivalents of outstanding stock:
Convertible preferred stock	301	659	881
Nonvested common stock	565	523	270
Options and warrants	1,366	1,132	294
Weighted average common shares outstanding	42,811	41,509	45,941

Diluted earnings per common share	$0.53	$0.62	$0.31

The following securities were not included in the computation of diluted earnings per common share as their effect would be anti-dilutive (in thousands):

	Year Ended December 31,
Security Excluded From Computation	2011	2010	2009
Stock options	493	290	2,912
Restricted stock	56	121	89

NOTE 18 - EMPLOYEE BENEFIT PLAN

We have a tax qualified employee savings and retirement plan covering our eligible employees, the Metropolitan Health Network 401(k) Plan (the “401(k) Plan”). The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code (the “Code”) and contains a feature described in Code Section 401(k) under which a participant may elect to reduce their taxable compensation by the statutorily prescribed annual limit of $16,500 for 2011. Under the 401(k) Plan, new employees are eligible to participate after three consecutive months of service. At our discretion, we may make a matching contribution and a non-elective contribution to the 401(k) Plan. We expensed approximately $0.3 million, $0.3 million and $0.2 million for purposes of making matching contributions for the 2011, 2010, and 2009 plan years, respectively. The rights of the participants in the 401(k) Plan to our contributions do not fully vest until such time as the participant has been employed by us for three years.

NOTE 19 - SEPARATION ARRANGEMENT

Effective April 23, 2010, all of the members of our Board of Directors, other than Mr. Michael Earley, our Chief Executive Officer (CEO), resigned from the Board and six new directors were subsequently appointed to fill these vacancies.  The new Board entered into an amended employment agreement with Mr. Earley.  As a result of this action, in the second quarter of 2010, we recorded a $0.4 million reduction to payroll, payroll taxes and benefits for expenses that had been accrued pursuant to Mr. Earley’s resignation in the fourth quarter of 2009.  In addition, in April 2010, Mr. Earley was awarded options to purchase 216,800 shares of common stock and 72,300 restricted shares of common stock. The restricted shares and stock options vest in equal annual installments over a four-year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date.  Compensation expense related to the restricted stock and options is being recognized ratably over the vesting period.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Leases

We lease office and medical facilities under various non-cancelable operating leases.  Approximate future minimum payments under these leases for the years subsequent to December 31, 2011 are as follows (in thousands):

				Less	Net
			Service	Sublease	Minimum
	Buildings	Equipment	Agreements	Amount	Payment
2012	$4,381	$545	$2,672	$919	$6,679
2013	4,215	430	354	810	4,189
2014	3,963	417	311	826	3,865
2015	2,859	67	234	469	2,691
2016	1,608	7	-	41	1,574
Thereafter	1,803	13	-	-	1,816
Total	$18,829	$1,479	$3,571	$3,065	$20,814

The renewal options on the leases range from 3 to 5 years and contain escalation clauses of up to 5%.  Rental expense for 2011, 2010, and 2009 was $3.0 million, $1.7 million and $1.6 million, respectively.

We utilized vendors during the year to assist us in the ongoing implementation of an electronic medical records system as well as attaining other operational objectives.  Payments under these service contracts for the years subsequent to December 31, 2011 are approximately $0.4 million and $0.1 million in the years 2012 and 2013, respectively.  Some contracts will renew automatically unless written notice is provided to the vendor within a stated period of time prior to the end of the contract period.

Litigation

We are party to various legal proceedings which are ordinary and routine litigation incidental to our business.  We do not view any of these ordinary and routine legal proceedings as material.

Six putative class actions suits were filed in connection with the now completed acquisition of Continucare.  Each of these suits alleged a claim against the members of the Continucare Board for breach of fiduciary duty and a claim against Continucare, Metropolitan, and Merger Sub for aiding and abetting the individual defendants’ alleged breach of fiduciary duty. The complaints in certain of these actions alleged that the disclosure contained in the Proxy Statement or Registration Statement on Form S-4 originally filed by us on July 11, 2011 regarding the pending Merger was inadequate.  All of the above-mentioned suits sought to enjoin the pending transaction between Continucare and Metropolitan and seek attorneys’ fees. Some suits also seek rescission and money damages.

On July 28, 2011 the Court entered an order consolidating all six actions arising (the "Consolidated Action") from the Metropolitan Health/Continucare proposed transaction, appointed a Lead Plaintiff , a Plaintiff's Lead Counsel and a Liaison Counsel.  Following the Consolidated Action and Lead Plaintiff/Lead Counsel orders the parties engaged in limited expedited discovery.

The parties engaged in arms-length negotiations, which resulted in the execution of a Memorandum of Understanding (the “MOU”) on August 12, 2011 with Plaintiff's Lead Counsel regarding the settlement of the Consolidated Action.  In connection with the settlement, Continucare agreed to make certain additional disclosures to its shareholders, which were contained in a Form 8-K filed with the SEC on August 12, 2011.  Subject to the completion of certain confirmatory discovery by Plaintiff’s Lead Counsel, the MOU contemplated that the parties would enter into a stipulation of settlement.  The confirmatory discovery has been completed and the Parties entered a stipulation of settlement on November 21, 2011.

On November 29, 2011, the court entered an order preliminarily approving the settlement, conditionally certifying a settlement class and ordering that notice be provided to Continucare shareholders.  On February 24, 2012, the court conducted a final settlement hearing to consider the fairness, reasonableness and adequacy of the settlement and finally approved the settlement.  The court entered a Final Judgment and Order that resolved and dismissed with prejudice all of the claims that were or could have been brought in the Consolidated Action, including all claims relating to the merger transaction, the merger agreement, and any disclosure made in connection therewith.  In addition, the court entered an award of attorneys’ fees and expenses of $350,000 to Plaintiff’s Lead Counsel to be paid by Continucare or its successor.  We estimate that we will pay $100,000 of this amount.

Continucare, the director defendants, and Metropolitan vigorously deny all liability with respect to the facts and claims alleged in the lawsuits, and specifically deny that supplemental disclosure was required under any applicable rule, statute, regulation or law.  However, solely to avoid the risk of delaying or adversely affecting the merger and the related transactions and to minimize the expense of defending the lawsuits, Continucare, its directors, and Metropolitan agreed to the settlement described above.

Other Contingencies

We maintain professional liability policies with a captive insurance company of which we are a member, and with commercial insurance companies.   At December 31, 2011, we are not aware of any claims that will exceed our coverage.

CMS has been auditing Medicare Advantage plans for compliance by the plans and their providers with proper coding practices.  The Medicare Advantage plans audited include both plans selected at random, as well as plans targeted for review based on a studied analysis of plans that have experienced significant increases in risk scores.  CMS's targeted medical reviews can result in payment adjustments and in February 2012, CMS indicated that, starting with payment year 2011, payment adjustments will not be limited to risk scores for the specific beneficiaries for which errors are found but may be extrapolated to the entire Medicare Advantage plan subject to a particular CMS contract.  Although CMS has described its audit process as plan year specific, CMS has not specifically stated that payment adjustments as a result of one plan year's audit will not be extrapolated to prior plan years.  There can be no assurance that a Contracting HMO will not be randomly selected or targeted for review by CMS.  In the event that a Medicare Advantage plan of a Contracting HMO is selected for a review, there can be no assurance that the outcome of such a review will not result in a material adjustment in our revenue and profitability, even if the information we submitted to the plan is accurate and supportable.  Since the CMS rules, regulations and statements regarding this audit program are still not well defined in some respects, there is also a risk that CMS may adopt new rules and regulations that are inconsistent with their existing rules, regulations and statements.

NOTE 21 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, which introduced an optional qualitative assessment for testing goodwill for impairment (qualitative screen) that may allow companies to skip the annual two-step test.  ASC 350 requires companies to test goodwill for impairment annually, and more frequently if indicators of impairment exist. Testing goodwill for impairment requires companies to compare the fair value of a reporting unit with its carrying amount, including goodwill. ASU 2011-08 allows companies to qualitatively assess whether it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying amount. If that is the case, we would have to perform the annual two-step impairment test.  We utilized the qualitative method to assess whether the fair value of the PSN reporting unit was less than its carrying amount at December 31, 2011.

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

At December 31, 2011, we have recorded this liability in accrued expenses and the estimated insurance recovery in other current assets in the accompanying consolidated balance sheet.  The adoption of this amendment had no impact on our results of operations or cash flows in 2011.

NOTE 22 - VALUATION AND QUALIFYING ACCOUNTS

Activity in our Valuation and Qualifying Accounts consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Allowance for doubtful trade accounts
Balance at beginning of period	$817	$583	$490
Charged to costs and expenses	798	234	93
Increase (Deductions - accounts written off)	-	-	-
Balance at end of period	$1,615	$817	$583

Allowance for note receivable:
Balance at beginning of period	$-	$-	$177
Charged to costs and expenses	-	-	-
Increase (Deductions - accounts written off)	-	-	(177)
Balance at end of period	$-	$-	$-

NOTE 23 - SELECTED QUARTERLY FINANCIAL DATA (in thousands, except per share data) (unaudited)

	For the Quarter Ended
	December 31, 2011 (1)	September 30, 2011	June 30, 2011	March 31, 2011
Revenue	$175,143	$92,664	$97,320	$94,665

Gross profit	$42,342	$18,299	$16,591	$19,180

Net income	$2,827	$5,996	$5,926	$7,965

Net income per share - basic	$0.07	$0.15	$0.15	$0.20
Net income per share - diluted	$0.06	$0.14	$0.14	$0.19

	For the Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenue	$91,414	$91,163	$92,567	$93,042

Gross profit	$16,758	$17,033	$14,956	$17,011

Net income	$6,020	$6,789	$5,762	$7,129

Net income per share - basic	$0.15	$0.17	$0.15	$0.18
Net income per share - diluted	$0.14	$0.16	$0.14	$0.17

    (1) Includes the results of Continucare from October 4, 2011.

Significant Fourth Quarter Adjustments

As a result of new information that became available in the fourth quarter of 2011 and 2010, we recorded adjustments of $1.5 million and $2.2 million, respectively, for the estimated retroactive capitation fee that we expect to receive in the summer of the subsequent year related to the final MRA capitation fee adjustment for the prior year.  These amounts increased revenue and gross profit for these quarters.  Of this amount, approximately $900,000 and $1.6 million relates to revenue recorded in the first three quarters of 2011 and 2010, respectively.

In February 2012, Humana notified us that the actuarially estimated claims in excess of policy limits were lower than what had been projected for 2010 and 2011.  Accordingly, Humana informed us that they would refund a portion of the premiums paid for these periods.   The amount of the rebate recorded in the fourth quarter of 2011 was $2.1 million.  This amount increased gross profit and operating income in 2011.

In the fourth quarter of 2010 we reduced the Part D receivable by $450,000.   Accordingly, we decreased revenue and the due from HMOs by this amount.

Also recorded in the fourth quarter of 2011 is the goodwill impairment related to the sleep diagnostic business of $3.5 million.

The fourth quarter results are also impacted by the acquisition of Continucare.

METROPOLITAN HEALTH NETWORKS, INC.

EXHIBIT INDEX

Year Ended December 31, 2011

(3) Exhibits

3.1	Articles of Incorporation, as amended (1)

3.2	Amended and Restated Bylaws (2)

10.1	Physician Practice Management Participation Agreement, dated as of January 1, 2000, by and between Metcare of Florida, Inc. and Humana Medical Plan, Inc. (3)

10.2.	Letter of Agreement, dated February 2003, by and between Metropolitan of Florida, Inc. and Humana, Inc. (4)

10.3.	Omnibus Equity Compensation Plan, as amended and restated (5)

10.4.	Amended and Restated Employment Agreement, dated as of April 26, 2010, by and between Metropolitan and Michael M. Earley (6)

10.5.	Amended and Restated Employment Agreement, dated as of November 9, 2006, by and between Metropolitan and Robert J. Sabo (7)

10.6.	Amended and Restated Employment Agreement, dated as of January 3, 2005, by and between Metropolitan and Roberto L. Palenzuela (8)

10.7	Employment Agreement, dated as of February 1, 2005, by and between Metcare of Florida, Inc. and Jose A. Guethon, M.D. (9)

10.8.	Form of Non-Qualified Stock Option Agreement for Directors pursuant to the Omnibus Compensation Plan (10)

10.9.	Form of Non-Qualified Stock Option Agreement for Employees pursuant to the Omnibus Compensation Plan (11)

10.10	Summary of 2009 Bonus Plan for Executive Officers and Certain Key Management Employees (12)

10.11	Summary of Director Compensation Plan for 2007 (13)

10.12	Form of Restricted Stock Award Agreement for Independent Directors pursuant to the Omnibus Compensation Plan (14)

10.13	Form of Restricted Stock Award Agreement for Executive Officers pursuant to the Omnibus Compensation Plan (15)

10.14	Amendment to Employment Agreement, dated as of December 22, 2008, by and between Metropolitan and Jose A. Guethon, M.D. (16)

10.15	Amendment to Employment Agreement, dated as of December 22, 2008, by and between Metropolitan and Robert J. Sabo (17)

10.16	Amendment to Employment Agreement, dated as of December 22, 2008, by and between Metropolitan and Roberto L. Palenzuela (18)

10.17
Independent Practice Association Agreement, dated as of August 29, 2008, by and between Metcare of Florida, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates who underwrite or administer health plans  (19)

10.18
Physician Practice Management Participation Amendment, dated as of September 4, 2008, by and between Metcare of Florida, Inc. and Humana Medical Plan, Inc., Humana Health Insurance Company of Florida, Inc. and Humana Insurance Company, Employers Health Insurance Company and their affiliates who underwrite or administer health plans  (20)

10.19
Integrated Delivery System Participation Agreement, dated as of April 1, 1999, by and among Miami Dade Health & Rehabilitation Services, Inc., Humana Medical Plan, Inc., PCA Health Plans of Florida, Inc., PCA Family Health Plan, Inc., Humana Health Insurance Company of Florida, Inc., Humana Insurance Company, Employers Health Insurance Company, PCA Life Insurance Company and their affiliates who underwrite and administer health benefit plans, as amended  (21)

10.20
Independent Practice Association Participation Agreement, dated as of October 11, 2007, by and among Continucare Medical Management, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates that underwrite or administer health plans  (22)

10.21
Independent Practice Association Participation Agreement, dated as of October 11, 2007, by and among Continucare Medical Management, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates that underwrite or administer health plans  (23)

10.22
Independent Practice Association Participation Agreement, dated as of October 11, 2007, by and among Continucare Medical Management, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates that underwrite or administer health plans  (24)

21.1	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1.	Certification of the Chief Executive Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2.	Certification of the Chief Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document***

101.SCH	XBRL Schema Document***

101.CAL	XBRL Calculation Linkbase Document***

101.LAB	XBRL Label Linkbase Document***

101.PRE	XBRL Presentation Linkbase Document***

101.DEF	XBRL Definition Linkbase Document***

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

(1)	Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form 8-A12B (No. 001-32361), as filed with the SEC on November 19, 2004.

(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (No. 000-2845), as filed with the SEC on September 30, 2004.

(3)
Incorporated by reference to Exhibit 10.22 of the Amendment to our Registration Statement on Form SB-2/A (No. 333-61566), as filed with the SEC on August 2, 2001.  Portions of this document were omitted and were filed separately with the SEC on or about August 2, 2001 pursuant to a request for confidential treatment.

(4)
Incorporated by reference to Exhibit 10.2 to the Amendment to our Annual Report for the year ended December 31, 2003 on Form 10-K/A (No. 000-28456) filed with the SEC on July 28, 2004. Portions of this document have been omitted and were filed separately with the SEC on July 28, 2004 pursuant to a request for confidential treatment.

(5)	Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 5, 2008.

(6)	Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the SEC on April 27, 2010.

(7)	Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 001-32361), as filed with the SEC on October 20, 2006.

(8)	Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K (No. 001-32361) for the year ended December 31, 2004, as filed with the SEC on March 22, 2005.

(9)	Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K (No. 001-32361) for the year ended December 31, 2005, as filed with the SEC on March 16, 2006.

(10)	Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 2, 2010.

(11)	Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 2, 2010.

(12)	Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the SEC on February 11, 2009.

(13)	Incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 6, 2008.

(14)	Incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 2, 2010.

(15)	Incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 2, 2010.

(16)	Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, as filed with the SEC on December 23, 2008.

(17)	Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, as filed with the SEC on December 23, 2008.

(18)	Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, as filed with the SEC on December 23, 2008.

(19)
Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the SEC on September 2, 2008.  Confidential treatment has been granted with respect to certain portions of this exhibit.  Omitted portions were filed separately with the SEC on September 2, 2008.

(20)
Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on September 9, 2008. Confidential treatment has been granted with respect to certain portions of this exhibit.  Omitted portions were filed separately with the SEC on September 9, 2008.

(21)	Incorporated by reference to Exhibit 10.1 of Continucare’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (No. 001-12115), as filed with the SEC on November 13, 2006.

(22)	Incorporated by reference to Exhibit 10.1 of Continucare’s Current Report on Form 8-K (No. 001-12115), as filed with the SEC on October 15, 2007.

(23)	Incorporated by reference to Exhibit 10.2 of Continucare’s Current Report on Form 8-K (No. 001-12115), as filed with the SEC on October 15, 2007.

(24)	Incorporated by reference to Exhibit 10.3 of Continucare’s Current Report on Form 8-K (No. 001-12115), as filed with the SEC on October 15, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of March 2012.

METROPOLITAN HEALTH NETWORKS, INC.

By: /s/ MICHAEL M. EARLEY

Michael M. Earley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

March 6, 2012	/s/ MICHAEL M. EARLEY
Michael M. Earley
Chief Executive Officer

March 6, 2012	/s/ ROBERT J. SABO
Robert J. Sabo
Chief Financial Officer
(Principal Finance and Accounting Officer)

March 6, 2012	/s/ MICHAEL CAHR
Michael Cahr
Director

March 6, 2012	/s/ RICHARD FRANCO
Richard Franco
Director

March 6, 2012	/s/ CASEY GUNNELL
Casey Gunnell
Director
March 6, 2012	/s/ ARTHUR KOWALOFF
Arthur Kowaloff
Director

March 6, 2012	/s/ MARK STOLPER
Mark Stolper
Director

March 6, 2012	/s/ JOHN WATTS, Jr.
John Watts, Jr.
Director