Form 10-K/A
period 2011-12-31
METROPOLITAN HEALTH NETWORKS INC
filed 2012-03-21
CIK 1009379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-28456

METROPOLITAN HEALTH NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0635748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Yamato Road, Suite 510 Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

(561) 805-8500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company”, in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2012
Common Stock, $.001 par value per share	43,834,191 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Metropolitan Health Networks, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2012 (the “Original Filing”). This Amendment is being filed to include the information required by Items 10 through 14 of Part III of Form 10-K that, in the Original Filing, was intended to be incorporated by reference to the definitive Proxy Statement for our 2012 Annual Meeting of Shareholders. In addition, on the cover page, (i) the reference in the Original Filing to the incorporation by reference of the definitive Proxy Statement for our 2012 Annual Meeting of Shareholders has been deleted and (ii) the information with respect to the number of outstanding shares of our common stock has been updated.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes updated officer certifications as Exhibits 31.1 and 31.2 to this Amendment. Except for the exhibits referenced in the preceding sentence and as otherwise provided in the exhibit index, the exhibits included in Item 15 of this report speak as of the date of the Original Filing.

Except as described above, no other information in the Original Filing has been updated and this Amendment continues to speak as of the date of the Original Filing. Other events occurring after the date of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.

As used in this Amendment, the terms “we,” “us” or “the Company” refer to Metropolitan Health Networks, Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Executive Officers

The table below sets forth the names and ages of our executive officers as of the date of this Amendment and all positions with the Company presently held by each such person. Immediately following the table is biographical information for each of our executive officers (other than Michael M. Earley, our Chairman and Chief Executive Officer), including the positions held by, and principal areas of responsibility of, each such person during the last five years. Biographical information for Mr. Earley is included below under the caption “Our Directors.”

Name	Age	Position

Michael M. Earley	56	Chairman and Chief Executive Officer

Jose A. Guethon, M.D.	49	Chief Operating Officer and President

Robert J. Sabo, CPA	61	Chief Financial Officer

Roberto L. Palenzuela, Esq.	48	General Counsel and Secretary

Luis H. Izquierdo	57	Chief Marketing Officer

Gemma Rosello	56	President - Continucare Corporation

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

ROBERTO L. PALENZUELA, ESQ. has served as General Counsel and Secretary since March 2004. Prior to joining us, Mr. Palenzuela served as General Counsel and Secretary of Continucare from May 2002 to March 2004. From 1994 to 2002, Mr. Palenzuela served as an officer and director of Community Health Plan of the Rockies, Inc., a privately owned health maintenance organization based in Denver, Colorado. Community Health Plan of the Rockies, Inc. filed for protection under Chapter 11 of the federal bankruptcy laws on November 15, 2002, and was released from Chapter 11 on December 16, 2002. From March 1999 to June 2001, Mr. Palenzuela served as General Counsel of Universal Rehabilitation Centers of America, Inc. (n/k/a Universal Medical Concepts, Inc.), a privately owned physician practice management company. Mr. Palenzuela received a B.B.A. from the University of Miami in 1985 and a law degree from the University of Miami School of Law in 1988.

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

GEMMA ROSELLO has served as President — Continucare Corporation since the closing of our acquisition of Continucare on October 4, 2011. Prior to that, Ms. Rosello served in various positions with Continucare, including as Executive Vice President — Operations from October 2006 to October 2011 and as Senior Vice President — Operations from May 2005 until October 2006. Prior to joining Continucare, Ms. Rosello served as the Medicare Business Development Director for AvMed Health Plan, a non-profit HMO. She served as Vice President of Health Services for Neighborhood Health Plan, a for-profit HMO serving the tri-county area of South Florida from 2003 to 2004. From 1993 to 2002, she served as the Chief Executive Officer of Medical Utilization Review Associates, a management service organization, and Apex Health Services, which managed Medicare, Medicaid and commercial full risk contracts with national and regional payers. Prior to her work in the managed care arena, Ms. Rosello served as Chief Operating Officer for an acute medical/surgical non-profit hospital in Miami, Florida. Ms. Rosello received an undergraduate degree in Nursing from the University of Florida and a M.B.A. from the University of Miami.

Our Directors

Set forth below are: (1) the names and ages of our Directors as of the date hereof, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years:

Name	Age	Position

Michael M. Earley	56	Chairman and Chief Executive Officer

Michael Cahr	71	Director

Richard A. Franco, Sr.	70	Director

Casey Gunnell	64	Director

Arthur D. Kowaloff	65	Director

Mark Stolper	40	Director

John S. Watts, Jr.	52	Director

Set forth below is biographical information for the directors as well as the key attributes, experience and skills that our Board of Directors believes each director brings to the Board.

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

Key Attributes, Experience and Skills: Mr. Earley brings to the Board his many years of experience serving as our CEO as well as his experience serving in a variety of senior executive, director and/or consulting roles with publicly traded companies. Mr. Earley’s service as our CEO creates a critical link between management and the Board, assisting the Board to perform its oversight function with the benefit of management’s perspectives on the business.

MICHAEL CAHR was appointed to our Board in April 2010. He had previously served as a member of our Board from 2000 through November 2002. Mr. Cahr has more than 30 years of experience as a venture capitalist, CEO and director of public and private companies. Since 2003, he has been a general partner at Focus Equity Partners (“Focus”), a private equity investment and management firm that acquires middle-market companies and assists them in reaching their performance potential. From September 2004 to June 2006, Mr. Cahr served as CEO of one of Focus Equity’s investments, C&M Pharmacy, a Glenview, Illinois, specialty pharmacy company, and engineered the sale of the company to Walgreen Co. Since October 2006, Mr. Cahr has acted as a board member and advisor to another Focus investment, Business Only Broadband (BOB), a premier provider of carrier-class, fixed wireless primary and co-primary data network solutions for the business sectors in Chicago and the New York metropolitan area. Prior to joining Focus, from 2001 to 2003, Mr. Cahr was president of Saxony Consultants, a provider of financial and marketing expertise, and from 1994 to 1999, served variously as president, CEO and chairman of publicly held Allscripts, Inc., the leading developer of hand-held devices that provide physicians with real-time access to health, drug and other critical medical information. Prior to Allscripts, from 1987 to 1994, Mr. Cahr was venture group manager for Allstate Venture Capital, where he oversaw domestic and international investments in technology, healthcare services, biotech and medical services. Mr. Cahr has served since September 2002 as a director of PacificHealth Laboratories, an OTCBB traded nutritional products firm that develops and commercializes functionally unique nutritional products. From January 2009 to November 2010, he served as a director of MakeMusic, Inc., a NASDAQ-listed provider of music education technology. Mr. Cahr was also a director of Lifecell Corporation from 1990 to 2008, where he served as the chairman of the audit committee.

Key Attributes, Experience and Skills: The Board believes that Mr. Cahr’s many years of experience serving in a variety of senior executive, director and/or consulting roles with publicly traded companies, and specifically with companies in the healthcare industry, enables him to bring unique and valuable management insights to the Board. In addition, the Board believes that Mr. Cahr contributes financial expertise to the Board, including through his service on (and in some cases chairmanship of) the audit committees of other public companies, as well as executive compensation experience, including through his service on the compensation committees of other public companies.

RICHARD A. FRANCO, SR. was appointed to our Board in April 2010. Mr. Franco has been a leader in the pharmaceutical and medical industry for more than 35 years. From January 2009 until his retirement in December 2011, Mr. Franco served in various roles with DARA BioSciences, Inc., a NASDAQ-listed biopharmaceutical development company, including as Chief Executive Officer and director from January 2009, President from February 2009 and Chairman of the Board from March 2009. Previously, Mr. Franco served as DARA’s Chairman of the Board from October 2007 until March 2008, as President and CEO from January 1, 2007 until March 2008 and as President and a member of the Board of Directors from 2005 until March 2008. Prior to joining DARA Biosciences, Mr. Franco co-founded LipoScience, Inc., a private medical technology and diagnostics company, and served as president, CEO and chairman of that company, from 1997 to 2002. Prior to founding LipoScience, Inc., Mr. Franco served as president, CEO and director of Trimeris, Inc., a NASDAQ-listed biopharmaceutical company, from 1994 to 1997. Mr. Franco was employed for more than a decade, from 1982 to 1994, with Glaxo Inc. (now GlaxoSmithKline), where he served as a member of the Executive Committee, vice president and general manager of Glaxo Dermatology and the Cerenex Division and vice president of Commercial Development and Marketing. Since May 2000, Mr. Franco has served as a director of Salix Pharmaceuticals, Ltd., a NASDAQ-listed specialty pharmaceutical company. He also serves as Chapter Director of the Research Triangle Chapter of the National Association of Corporate Directors (NACD). Previously, he served as a director of TriPath Imaging, EntreMed Inc and Tranzyme, Inc. Mr. Franco earned a Bachelor of Science degree in pharmacy from St. John’s University and did his graduate work in pharmaceutical marketing and management at Long Island University.

Key Attributes, Experience and Skills: Mr. Franco has had prominent roles in multiple publicly and privately traded companies in the pharmaceutical and medical industries, including as co-founder, director and CEO of a private medical technology and diagnostics company and as CEO and director of multiple publicly traded biopharmaceutical companies. The Board believes that these experiences demonstrate his significant management and leadership capabilities within the medical and pharmaceutical industry and enable him to bring a wealth of industry knowledge and expertise to the Board.

CASEY GUNNELL was appointed to our Board in April 2010. Mr. Gunnell has thirty-nine years of broad business experience in entrepreneurial, startup, troubled and rapid-growth sales based companies. Since January 2009, he has served as President and as a member of the Board of Directors of NeedleNurse, Inc., a privately owned startup medical device company that he co-founded. Since December 2005, he has also served as a Managing Director of Cornerstone Management, LLC, a private firm providing advisory, interim staffing and project management solutions to distressed companies. He has also served, since April 1998, as President of Gunnell Family Corp., a private firm focused on interim management solutions. Mr. Gunnell served as CFO of Holiday RV Superstores, Inc. d/b/a/ Recreation USA, a NASDAQ-listed retailer of recreational vehicles and marine products, from May 2001 to November 2001, and Chief Operating Officer and President, from November 2001 to May 2002, interim CEO from January 2003 to May 2003, and a director from November 2001 to May 2003. In October 2003, Holiday RV Superstores, Inc. filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. He also served from May 2000 to May 2001 as COO and CFO of PNV, Inc., a NASDAQ-listed cable television, communications, broadband wireless, internet service provider and portal to the trucking industry. From April 2008 to December 2010, Mr. Gunnell served as a member of the Board of Directors of Enable Holdings, Inc., an OTCBB-traded asset recovery solution provider. Mr. Gunnell earned a Bachelor of Business Administration degree from Florida Atlantic University.

Key Attributes, Experience and Skills: The Board believes that Mr. Gunnell’s 38 years of business experience as an entrepreneur driving the growth of a private medical device company (which he co-founded), as an executive in multiple consulting and management solutions firms and as an executive and director of various publicly traded companies provides the Board with valuable business, leadership and management experience. Further, the Board believes that his entrepreneurial experience provides the Board with unique perspectives and guidance on our strategic direction and growth. The Board considers Mr. Gunnell’s strong operational background as an additional asset to the Board.

ARTHUR D. KOWALOFF was appointed to our Board in April 2010. Mr. Kowaloff served as a Managing Director of BNY Capital Markets, Inc. from 1998 until his retirement in 2003. From 1991 to 1998, he was COO and Senior Managing Director of Patricof & Co. Capital Corporation. Prior to that, Mr. Kowaloff was an attorney at the New York City firm of Willkie Farr & Gallagher, from 1971 to 1991, where he served as Senior Partner and Executive Committee Member and specialized in corporate and securities law and mergers and acquisitions. Mr. Kowaloff is currently President and Director of the PBP Foundation of New York, a member of the Board of Directors of the Orange Regional Medical Center and a trustee of Carleton College. Mr. Kowaloff received a Bachelor of Arts degree from Carleton College and holds a Juris Doctor degree from Yale Law School. Since 2004, Mr. Kowaloff has served as a director of Sirona Dental Systems, Inc., a NASDAQ-listed manufacturer of high-quality, technologically advanced dental equipment.

Key Attributes, Experience and Skills: The Board believes that Mr. Kowaloff’s careers in law and investment banking, including his service as Managing Director of both BNY Capital Markets, Inc. and Patricof & Company Capital Corporation, provides the board with valuable business experience and critical insights on the roles of law, finance and strategic transactions. In addition, the Board believes that Mr. Kowaloff’s experience as an attorney practicing in the areas of corporate and securities law and mergers and acquisitions enables him to provide a unique and valuable perspective on the various securities law and general corporate law issues that we may face.

MARK STOLPER was appointed to our Board in April 2010. He has served as Executive Vice President and Chief Financial Officer of RadNet, Inc., a NASDAQ-listed company, since 2004. RadNet is the largest owner and operator of medical diagnostic imaging centers in the United States. From 1999 to 2004, Mr. Stolper was a partner at Broadstream Capital Partners and West Coast Capital, a Los Angeles-based investment and merchant banking firms focused on advising middle market companies engaged in financing and merger and acquisition transactions. Mr. Stolper began his career in 1993 as a member of the corporate finance group at Dillon, Read and Co., Inc., executing mergers and acquisitions, public and private financings and private equity investments with Saratoga Partners LLP, an affiliated principal investment group of Dillon Read. From 1995 to 1998, Mr. Stolper was a Vice President at Archon Capital Partners, which made private equity investments in media and entertainment companies. From 1998 to 1999, Mr. Stolper worked at Eastman Kodak, where he was responsible for business development for Kodak’s Entertainment Imaging subsidiary ($1.5 billion in sales). Since May 2007, Mr. Stolper has served on the Board of Directors of CompuMed, Inc., a publicly-traded medical informatics and software company and, since July 2011, Mr. Stolper has served on the Board of Directors of Tix Corporation, an OTCQX-traded entertainment company providing discount ticketing services and branded event merchandising. Mr. Stolper graduated magna cum laude from the University of Pennsylvania, receiving a Bachelors of Science degree in Economics with a concentration in Finance from the Wharton School, and earned a post-graduate award in Accounting from UCLA.

Key Attributes, Experience and Skills: Mr. Stolper brings to the Board comprehensive knowledge of the health care industry. Since 2005, he has served as the principal financial executive at a NASDAQ-listed healthcare company with over $500 million of annual revenues. In addition to his leadership experience, through his work at RadNet and his service as Chairman of the Board of CompuMed, Mr. Stolper brings extensive knowledge of corporate governance practices, especially for publicly traded companies in the health services industry. Mr. Stolper also has diverse experiences in investment banking, private equity, venture capital investing and operations.

JOHN S. WATTS, JR. was appointed to the Board in April 2010. Since January 2008, Mr. Watts has been a partner at John Watts Consulting, Inc., where he provides management consultation, market development services and health care system navigation support to start up and growth companies. Prior to starting his consulting firm, Mr. Watts spent over 12 years at Wellpoint, Inc., one of the nation’s largest health insurers. He served in numerous roles at Wellpoint during his tenure, including as President and CEO of Wellpoint’s commercial and consumer business from September 2006 through December 2007, as President and CEO of Anthem national accounts from December 2004 through September 2006 and as President and CEO of Blue Cross Blue Shield of Georgia from 2002 through 2004. Since November 2010, Mr. Watts has served as Executive Chairman of Health Plan Holdings, Inc., a privately owned company providing outsourcing and third-party administration services to life and health insurance companies. From September 2009 through September 2011, Mr. Watts served as a member of the Board of Directors at CareCentrix, a privately owned provider of home health benefits management services to the managed care industry. He also served as Executive Chairman of Implantable Provider Group, a privately owned company providing implantable device management, from September 2008 through November 2009.

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

Corporate Governance

Corporate Governance Guidelines — Certain Committee Charters

We have adopted Corporate Governance Guidelines as well as charters for our Audit, Compensation and Governance and Nominating Committees. These documents are available on our website at http://www. metropolitanhealthnetworks.com. Shareholders may request a free copy of any of these documents from the address and phone number set forth below under “Code of Ethics.” The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Director Independence and Family Relationships

We define an “independent” director in accordance with the corporate governance rules (the “NYSE Rules”) of the New York Stock Exchange (the “NYSE”). Because it is not possible to anticipate or explicitly provide for all potential conflicts of interest that may affect independence, the Board, with the recommendation of the Governance & Nominating Committee, is responsible for affirmatively determining that no independent director has any material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). In making these determinations, the Board and the Governance & Nominating Committee each review information provided by the directors with regard to each director’s business and personal activities as they may relate to us and our management.

Our Board of Directors, upon the recommendation of the Governance & Nominating Committee, has affirmatively determined that each of the following persons, constituting a majority of our Board of Directors, is “independent” under applicable NYSE rules and has no material relationship with us, except for serving as a member of our Board of Directors and holding our securities: Michael Cahr, Richard A. Franco, Sr., Casey Gunnell, Arthur D. Kowaloff, Mark Stolper and John S. Watts, Jr. The Board has further determined that each director serving on our Audit Committee, Compensation Committee and Governance & Nominating Committee is independent under applicable NYSE Rules.

There are no family relationships among our officers and directors, nor are there any arrangements or understandings between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

The Audit Committee

The Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee’s primary function is to assist the Board in fulfilling its oversight responsibilities relating to (i) the quality and integrity of our financial statements and corporate accounting practices, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence and (iv) the performance of our independent auditors. The specific responsibilities in carrying out the Audit Committee’s oversight role are delineated in the Audit Committee Charter.

Each of Mr. Gunnell (Chairman), Mr. Franco and Mr. Stolper has served as a member of the Audit Committee since his appointment to the Board on April 23, 2010. Our Board of Directors has determined that each member of the Audit Committee is independent pursuant to the NYSE Rules. The Board has determined that each of Mr. Gunnell and Mr. Stolper qualifies as an “audit committee financial expert” as that term is defined in rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002.

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that is specifically applicable to our Chief Executive Officer and senior financial officers. This Code of Ethics for Senior Financial Officers, as well as our Code of Business Conduct and Ethics, applicable to all directors, officers and employees, are available on our website at http://www.metropolitanhealthnetworks.com. Shareholders may request a free copy of these documents from:

Metropolitan Health Networks, Inc.

Attn: Roberto L. Palenzuela, General Counsel and Secretary

777 Yamato Road, Suite 510

Boca Raton, FL 33431

(561) 805-8500

If we make substantive amendments to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

Nominations of Directors by Shareholders

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors from the procedures described in our 2011 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of our outstanding Common Stock, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish us with copies of all such reports they file.

Based solely on our review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten (10%) percent beneficial owners have been complied with during the year ended December 31, 2011.

Item 11. Executive Compensation.

Compensation Discussion & Analysis

General Philosophy

Our executive compensation program, which is grounded in the principle of pay-for-performance, is intended to reward members of our executive team and senior management for sustained, high-level performance over the short and long term as demonstrated by measurable, company-wide performance metrics and personal contributions that are consistent with our overall growth and goals. We compensate our senior management team through a combination of cash compensation in the form of base salary and cash incentive compensation and equity compensation awards. Our compensation program has been structured to enhance our ability to achieve our short-term and long-term strategic goals and to retain and motivate the members of our executive team and senior management to achieve such goals.

To determine compensation, we first establish a target overall compensation figure for each member of our executive team and senior management and allocate this target amount among base salary, cash incentive compensation and equity compensation awards.

For our most senior executive officers, including our “named executive officers” listed in the Summary Compensation Table, we have designed our cash incentive compensation program to reward the achievement of a variety of company-wide performance goals, including people, service, quality, finance and growth-related goals. Achievement of the finance goal accounts for the largest portion (50%) of the overall cash incentive award under the program, and requires the achievement by the Company of a specified income before income taxes goal for the year ended December 31, 2011 (“2011 IBIT”).

Board Process for Determining Compensation

Our Compensation Committee has responsibility for evaluating and administering our director and executive officer compensation plans and making recommendations to our Board of Directors with respect thereto, including with respect to the compensation of our Chief Executive Officer. The Compensation Committee is also responsible for annually reviewing and making recommendations to the Board with respect to the compensation, including individual base salaries, cash incentives and equity compensation grants of the other named executive officers. Pursuant to its charter, the Compensation Committee can delegate the foregoing responsibilities to the Chief Executive Officer or to other persons when it deems appropriate, although it has not done so. In recommending compensation for the named executive officers, the Compensation Committee consults with the Chief Executive Officer and, when it deems appropriate, other appropriate advisors.

Use of Compensation Consultants

Pursuant to its charter, the Compensation Committee has the authority to retain any compensation consultant to assist the Compensation Committee in its evaluation of compensation for our Board of Directors and/or senior executive officers. In accordance with this authority, in October 2010, the Compensation Committee selected and directly retained Mercer, LLC (“Mercer”) as its compensation consultant for 2011. Services provided by the consultant have included evaluating our annual compensation program for our named executive officers based on market comparables and providing an overview of regulatory developments relating to executive compensation and a summary of risk factors with respect to our executive compensation program. Mercer has provided general observations on our compensation programs for the named executive officers and made following recommendations with respect to our compensation programs for 2011: (i) consider adjustments to the Chief Executive Officer’s base salary and consider a normal merit increase of 2.5% to 3.0% for other executive officers’ base salary, (ii) continue to make annual grants of long-term incentives, (iii) monitor corporate governance policies and recommendations of leading proxy advisory firms and (iv) periodically monitor the market to ensure continued alignment with other companies in the Company’s peer group (described below). Mercer has not provided any other services to us for 2011. To assist the Compensation Committee’s review of Mercer’s analysis and its decision regarding changes to our current executive compensation program, our Chief Executive Officer provided the Compensation Committee with an overview of our historical executive compensation and his recommendations for executive compensation for fiscal year 2011 (for executives other than himself). The Compensation Committee discussed the recommendations of our Chief Executive Officer and the report provided by Mercer in recommending to the Board the compensation for our named executive officers for 2011. The Mercer report and related Compensation Committee and Board of Directors actions described above did not include recommendations with respect to the compensation to be paid to Ms. Rosello, President — Continucare Corporation, for 2011 as she did not commence employment with us until October 4, 2011 (the closing date of the Continucare acquisition). See “2011 Compensation Paid to Gemma Rosello, President — Continucare Corporation” below for a discussion of Ms. Rosello’s compensation for the period from October 4, 2011 through December 31, 2011.

In September 2011, in light of our then-pending acquisition of Continucare, the Compensation Committee requested that Mercer review the compensation levels of our senior officers using the combined organization as the baseline for comparison and engaged Mercer to perform the annual executive compensation review. Mercer’s review showed that, as compared to companies similar in size to the combined organization, the compensation for most of our executives following the closing of the Continucare acquisition would be below market. Mercer made the following recommendations with respect to our compensation programs for 2012: (i) consider increasing the base salaries for all named executive officers (other than the President — Continucare Corporation), (ii) raise the target short-term incentive award levels for all positions and (iii) increase the target long-term incentive award levels for our Chief Executive Officer, our Chief Operating Officer and our Chief Financial Officer. Mercer’s recommendations would place all of our named executive officers between the 25th and 50th percentiles for comparable positions in the Peer Group and would increase the percentage of each named executive officer’s overall compensation that is attributable to performance-based incentive compensation. To assist the Compensation Committee’s review of Mercer’s analysis and its decision regarding changes to our current executive compensation program, our Chief Executive Officer provided the Compensation Committee with an overview of our historical executive compensation and his recommendations for executive compensation for 2012 (for executives other than himself). The Compensation Committee discussed the recommendations of our Chief Executive Officer and the report provided by Mercer in recommending to the Board the compensation for our named executive officers for 2012.

Use of Employment Agreements

We believe that employment agreements provide us with a mechanism to assist in the retention of our executive officers and provide us with competitive protections through provisions restricting these officers, for a period of time, from commencing employment with a competitor within our service area or soliciting our employees or customers. We believe these agreements provide our officers with security upon their termination without cause or upon a change of control of our company. We are a party to employment agreements with Michael M. Earley, our Chairman and Chief Executive Officer, Dr. Jose Guethon, our President and Chief Operating Officer, Robert J. Sabo, our Chief Financial Officer, and Roberto L. Palenzuela, our General Counsel and Secretary, each of which is further described below. We have not entered into an employment agreement with Gemma Rosello, our President — Continucare Corporation.

2011 Compensation as Compared to 2010 Compensation

With the exception of increasing by a few percentage points the base salary of each of our named executive officers (other than Ms. Rosello, who was not employed by us in 2010), increasing the equity incentive award amounts for such named executive officers (other than the Chief Executive Officer) under the LTI Program and the changes to our cash incentive program described below, there were no material changes to our 2011 compensation program relative to our 2010 compensation program.

Factors Considered in Determining Executive Compensation

The Compensation Committee considers a variety of factors in coming to decisions regarding compensation for the named executive officers. Competitive market information is an important consideration, but not the only one.

Market competitiveness. In making determinations regarding 2011 executive compensation, the Compensation Committee relied, in part, upon information regarding competitive market pay information and compensation structures provided by Mercer to the Committee in December 2010. As part of its study, Mercer compared the compensation paid in 2010 to our named executive officers to the compensation paid by a peer group comprised of 15 publicly traded companied of similar size in similar or related industries (the “Peer Group”). The Peer Group includes:

• Allied Healthcare International Inc.	• Healthways Inc.	• Novamed Inc.

• Almost Family Inc.	• Hooper Holmes Inc.	• Prospect Medical Holdings Inc.

• America Service Group Inc.	• Integramed America Inc.	• Techne Corp

• Continucare Corp.	• National Dentex Corp.	• Thoratec Corp

• Healthtronics Inc.	• Nighthawk Radiology Holdings	• U.S. Physical Therapy Inc.

For each named executive officer, Mercer provided the Committee with information as to whether the base salary, target cash bonus and equity incentive compensation to the subject named executive officer in 2010 was at, above or below market as compared to the Peer Group.

In setting compensation levels for the named executive officers for 2011, the Compensation Committee sought to provide target compensation — in the aggregate, and generally for each element — that was competitive, and therefore approximated the 50th percentile (or the market median) for comparable positions in the Peer Group. Individual compensation may be more or less than the median compensation amount when warranted by individual or corporate performance.

Our executive compensation policies are generally applied in the same manner to all of the named executive officers, although the Chief Executive Officer’s compensation package is designed to incorporate a more significant performance-based component than our other named executive officers. The comparison to the market median is done on a position by position basis and takes into account the relative responsibilities and authority of each named executive officer. The differences in amounts of compensation for each named executive officer reflect the significant differences in the scope of responsibilities and authority attributed to their respective positions.

In September 2011, in light of our then-pending acquisition of Continucare, the Compensation Committee requested that Mercer review the compensation levels of senior officers with the combined organization as the baseline for comparison. Mercer recalibrated the peer group to reflect the combined organization’s profile, while trying to keep our prior year’s peer group as constant as possible. In making determinations regarding 2012 executive compensation, the Compensation Committee relied, in part, upon information regarding competitive market pay information and compensation structures provided by Mercer to the Committee in October 2011. As part of its study, Mercer compared the compensation paid in 2011 to our named executive officers to the compensation paid by a peer group of 15 companies of similar size in similar or related industries (the “Revised Peer Group”). The Revised Peer Group consisted of:

• Accretive Health Inc.	• Emeritus Corp.	• LHC Group Inc.

• Almost Family Inc.	• Ensign Group Inc.	• National Healthcare Corp.

• Amsurg Corp.	• Hanger Orthopedic Group Inc.	• Radnet Inc.

• Conmed Corp.	• Healthways Inc.	• Skilled Healthcare Group Inc.

• Cross Country Healthcare Inc.	• IPC The Hospitalist Co. Inc.	• Thoratec Corp

Performance. Our policy is to provide our executive officers with compensation opportunities that are based upon their individual performance, the performance of our company and their contribution to that performance. The Compensation Committee considers these performance factors when approving adjustments to the compensation of the named executive officers.

Mix of current and long-term compensation. Because the successful operation of our business requires a long-term approach, one of the important components of the program is long-term compensation by means of long-term incentives. The Compensation Committee believes that the incorporation of a long-term compensation element assists in the alignment of the named executive officers’ interests with the economic interests of our shareholders.

Impact and mix of cash vs. non-cash compensation. The Compensation Committee considers both the cost and the motivational value of the various components of compensation. The Compensation Committee has determined that current compensation — base salary and annual bonuses — should be delivered in cash, but that long-term incentive compensation should include stock-based compensation so that the long-term financial rewards available to the named executive officers are linked to increases in our value over the long-term. The Compensation Committee believes that this also aligns the named executive officers’ interests with the economic interests of our shareholders.

The Elements of Our Executive Compensation Program

The elements of our executive compensation program are as follows:

•	cash compensation in the form of base salary;

•	cash compensation in the form of incentive compensation (i.e. performance-based bonuses);

•	equity-based awards; and

•	perquisites and other benefits.

In addition, as discussed above, the NEO Employment Agreements provide for potential payments upon termination of employment for a variety of reasons, including a change in control of our company. Each of these elements is discussed below.

Pursuant to our executive compensation program for 2011, the allocation of compensation among base salary, target performance-based bonus and equity-based awards was relatively consistent among our named executive officers, other than our Chief Executive Officer and our President — Continucare, with base salary generally comprising between 33.3% and 38.6% of the named executive officer’s total compensation package for 2011, the target bonus generally comprising between 26.2% and 28.8% of a named executive officer’s total compensation package for 2011 and equity awards generally comprising between 30.4% and 36.1% of a named executive officer’s total compensation package for 2011.

The Chief Executive Officer’s compensation package for 2011 had a more significant performance based component than our other named executive officers, with base salary comprising only 28.3% of his total compensation package while target bonus and equity awards comprised 33.6% and 35.5%, respectively, of his total compensation package.

The compensation paid to Ms. Rosello, our President — Continucare Corporation, from her start date of October 4, 2011 through December 31, 2011 included base salary, a cash bonus paid pursuant to Continucare’s cash bonus plan (as described below) and a one-time award of 12,000 restricted shares of common stock (as described below), with base salary, cash bonus and equity compensation comprising 29.1%, 48.5% and 21.1%, respectively, of her total compensation for such period.

In allocating executive compensation among these elements, we believe that, in light of their significant ability to influence our performance, the compensation of our senior-most management team and, most especially, our Chief Executive Officer, should have a large performance-based component. In light of the recommendations of Mercer and the Compensation Committee, we expect that performance based compensation will be a larger component of the total compensation paid for each of our executive officers in 2012 as compared to 2011.

Base Salaries

We include base salary as part of executive compensation because we want to provide our executive officers with a level of assured cash compensation that facilitates an appropriate lifestyle in light of their professional status and accomplishments. In accordance with our Compensation Policy, base salaries are set at levels that are intended to produce the highest value for us at an appropriate cost, reflect the individual’s responsibilities, tenure and past performance and be competitive with the Peer Group.

Each named executive officer’s employment agreement specifies a minimum level of base salary. Our Board of Directors, however, may, in its discretion, set each executive’s salary at any higher level that it deems appropriate. Accordingly, during the fourth calendar quarter of each year, the Compensation Committee generally evaluates and recommends the base salaries for our named executive officers for the following year. Changes in each officer’s base salary on an annual basis depend upon the Compensation Committee’s and the Board’s assessment of Company and individual performance as well as an assessment of the competitiveness of the officer’s base salary to companies included in the Peer Group. For 2011, the Compensation Committee set each named executive officer’s base salary (other than with respect to Ms. Rosello) as set forth below.

Name	2011 Base Salary

Michael M. Earley	$405,000

Jose A. Guethon, M.D.	$371,000

Robert J. Sabo	$288,000

Roberto L. Palenzuela	$240,000

For 2011, the median base salaries and total compensation paid by companies in the Peer Group were the starting point of the analysis of base salary for each of the named executive officers. However, the Compensation Committee also analyzed a number of other factors in determining appropriate salary levels, including, but not limited to:

•	the relative experience and skills of the subject officer;

•	the importance of the particular position to us;

•	the level of responsibilities assigned to the subject officer;

•	the difficulty in replacing the executive;

•	the subject officer’s historical performance in light of our corporate objectives;

•	our operating performance to date during the subject officer’s tenure with us;

•	internal alignment considerations; and

•	inflation.

As described further below, target cash incentive compensation and equity awards are generally set as a percentage of each named executive officer’s base salary.

The relative weight applied to each of the foregoing factors varied with each position and individual and was within the sole discretion of the Compensation Committee. Decisions regarding the individual performance factors identified above and used by the Compensation Committee in making base salary decisions for each named executive officer, other than the Chief Executive Officer, were based on the Compensation Committee’s review of the Chief Executive Officer’s evaluation of the officer’s individual performance for the prior year. Decisions regarding the individual performance factors identified above and used in making base salary decisions for the Chief Executive Officer were based on the Board’s review of the Chief Executive Officer’s individual performance for the prior year.

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

During October and November of each calendar year, our Chief Executive Officer develops or causes to be developed recommendations to the Compensation Committee regarding the general structure, performance objectives and amounts of cash incentive compensation to be utilized for the cash incentive plan for the following year. Based on the review of the recommendations from the Chief Executive Officer, the Compensation Committee assigns the named executive officers a competitive incentive target for each year under our executive bonus plan. The target incentive is expressed as a percentage of the participant’s annual base salary as of the end of the year and is designed by the Compensation Committee to be indicative of the incentive payment that each participant would expect to receive on the basis of our strong performance and the strong individual performance by our senior vice presidents and vice presidents reporting to our named executive officers.

Prior to 2011, our cash bonus plan was structured predominantly to reward the achievement of specified operating income goals. In February 2011, upon the recommendation of the Compensation Committee, the Board approved our 2011 cash bonus plan for certain executive officers and key management employees (the “2011 Bonus Plan”). In establishing the target bonus amounts and performance criteria under the 2011 Bonus Plan, the Board determined to expand the Company-wide objectives under the plan to include certain non-finance related goals. The Board made this determination in order to incentivize our executive officers and key management employees to achieve improvements in certain additional areas deemed to be important to the continued success of the Company.

Under the 2011 Bonus Plan, the goals and objectives are framed in the following five pillars: People, Service, Quality, Finance and Growth. For each of the named executive officers, each goal and objective was weighted based upon the cumulative weighting percentage set forth below for each pillar. The Finance pillar was the pillar with the highest weighted percentage, and the sole performance goal within such pillar was the achievement of 2011 IBIT of $35 million. Each of the remaining pillars includes multiple performance goals, with the People pillar measuring employee engagement and wellness, the Service pillar measuring customer service, the Quality pillar measuring quality of care provided to our customers and the Growth pillar measuring customer and medical center growth. The weighting percentages for all five pillars add up to a total of 95%, with the remaining 5% being reserved for the Chief Executive Officer’s recommendation and the Compensation Committee’s consideration.

Pillar	Weighting Percentage
People	5%
Service	10%
Quality	10%
Finance	50%
Growth	20%

Pursuant to the 2011 Bonus Plan, each goal and objective is scored on a scale of 1-to-5, with 3 being the target goal. To score the results for a named executive officer, the points earned for each goal are multiplied by the weighting percentage for that goal. The resulting numbers are added together for all of the goals, producing a number between 0 and 5. For any bonus to be paid to a named executive officer under the 2011 Bonus Plan, such named executive officer must score a number higher than a “1” (the “Threshold Goal”). Provided the Threshold Goal is satisfied, the named executive officer shall receive some level of bonus. The bonus earned is calculated based on the following scale:

Score	Percentage of Target Bonus
1	0%
2	30%
3	100%
4	150%
5	200%

Each of the named executive officers is entitled to receive a bonus (the “Target Bonus”) equal to the percentage of their respective base salary set forth below. For each named executive officer, the Target Bonus percentage for 2011 was the same as the target bonus percentage for 2010.

Title	Percentage of Base Salary at Target
Chief Executive Officer	70%
Chief Financial Officer	50%
President and Chief Operating Officer	50%
General Counsel	40%

Bonus percentages are scaled ratably between whole digit scores. By way of example, if the Chief Financial Officer scores a combined 3.18 for all goals, the total percentage of the Target Bonus would be 100% (the amount payable for achievement of an overall score of 3) plus 9% (the amount payable for the portion of such score that is not a whole digit, calculated by multiplying such portion by the difference between the amount payable for the scores immediately above and below such partial score or, in the current example, .18 X (150-100) = 9). The bonus award would be 109% of the Target Bonus, which in the case of the Chief Financial Officer is 50% of his salary.

Each of our named executive officers (other than Ms. Rosello, who did not participate in the 2011 Bonus Plan) achieved a score of 4.39 under the 2011 Bonus Plan based on achievement of 2011 IBIT of $39.6 million (against our target goal of $35 million) and scores assigned by the Compensation Committee on the other pillars. The amount of cash incentive compensation earned by our named executive officers (other than Ms. Rosello) in 2011 under the 2011 Bonus Plan is set forth in the “Non-Equity Incentive Plan Compensation” column of the 2011 Summary Compensation Table. These amounts were paid in March 2012 and were included in our results of operations for the year ended December 31, 2011.

Equity Compensation

Long Term Incentive Program

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

On February 28, 2011, our Board of Directors, based upon the recommendation of the Compensation Committee, approved the terms and conditions of our Long Term Incentive Award Program (the “LTI Program”) for 2011. Subject to the general terms and conditions of our Omnibus Equity Compensation Plan (the “Omnibus Plan”), the LTI Program grants varying amounts of stock options and restricted shares of Common Stock (the “Equity Award”) to various executives and employees (the “Plan Participants”).

Each year, the Compensation Committee assigns each of the Plan Participants an equity incentive award amount expressed as a percentage of the participant’s annual base salary for the subject year (the “Equity Percentage”). In setting this Equity Percentage for executives, in addition to competitive market information, the Compensation Committee considers our operating results and performance, the individual executive’s performance against the individual’s objectives, the percentage of overall share usage attributed to executives and the total number of shares subject to grants relative to our equity capital structure. The Compensation Committee does not place particular emphasis on any one factor but rather analyzes the appropriateness of awarding long term equity compensation in light of all of these considerations. The table below sets forth the Equity Percentage for 2011 for each of our named executive officers (except for Ms. Rosello, who did not participate in the LTI Program in 2011).

Name	Percentage of Base Salary

Michael M. Earley	100%

Jose A. Guethon, M.D.	80%

Robert J. Sabo	80%

Roberto L. Palenzuela	50%

For our Chief Executive Officer, the equity award percentage for 2011 was same as the equity award percentage for 2010. For each named executive officer other than our Chief Executive Officer, the equity award percentage for 2011 was 10 percentage points higher than the equity award percentage for 2010.

Pursuant to the LTI Program, the Equity Awards for 2011 were paid to the executive officers referenced above in February 2011 and were paid approximately 40% in stock options and approximately 60% in restricted shares of Common Stock. The stock price used to calculate the Equity Award of each executive officer is the average closing price of our Common Stock for the 30 trading days immediately preceding February 1 (the “Market Price”). Restricted shares are valued at 100% of the Market Price and stock options are valued at 33% of the Market Price. In prior years, awards under the LTI Program were paid approximately 60% in stock options and approximately 40% in restricted shares of Common Stock. Based on a report prepared by Mercer, the equity compensation policies of other public companies as observed by various members of the Compensation Committee and changes in the accounting treatment of stock options, the Compensation Committee recommended to our Board of Directors that the relative percentage of each Equity Award paid in restricted shares relative to stock options should be changed from 40%:60% to 60%:40%. The Board of Directors approved such change in 2011 to better reflect current equity compensation trends and assists the Company to provide an overall mix of compensation and compensation incentives that are viewed to be in the Company’s best interest.

Options and restricted shares of Common Stock are generally granted pursuant to our Omnibus Plan. Both our stock options and restricted stock granted to our employees generally vest ratably on an annual basis over a four year service period and expire after a ten year term. The exercise price for option grants is based on the closing price of our Common Stock on the NYSE on the grant date. Stock options only have compensatory value if the market price of the Common Stock increases after the grant date.

One Time Equity Grant in 2011

In September 2011, upon the recommendation of the Compensation Committee, the Board of Directors approved a special one time equity grant to certain executive officers and employees of the Company, including each of the named executive officers, of 12,000 restricted shares of common stock. Such restricted shares were awarded in recognition of such officers’ and employees’ individual and collective contributions to the successful completion of the Continucare acquisition and as an additional incentive for such officers and employees to successfully integrate our and Continucare’s businesses following the acquisition. The grants were conditioned on, and effective as of, the closing of the Continucare acquisition, vest in four equal annual installments beginning on October 4, 2012 and will expire on October 4, 2022.

2011 Compensation Paid to Gemma Rosello, President - Continucare Corporation

Gemma Rosello has served as our President — Continucare Corporation since the closing of the Continucare acquisition on October 4, 2011. Prior to the commencement of her employment with us, Ms. Rosello’s annual salary for 2011 was set at $300,000, to be prorated based on the number of days from the closing of the Continucare acquisition on October 4, 2011 through December 31, 2011. As Ms. Rosello’s employment with us commenced after the approval of the 2011 Bonus Plan and the terms and conditions of the LTI Program for 2011, Ms. Rosello did not participate in either the 2011 Bonus Plan or the LTI Program in 2011. However, in order to compensate Ms. Rosello for her service to Continucare for the period from June 30, 2011 (the end of Continucare’s 2011 fiscal year) through December 31, 2011, in February 2012 the Board of Directors approved the payment to Ms. Rosello of a cash bonus of $125,000, based on the amount that Ms. Rosello would have been entitled to receive for such period under Continucare’s pre-existing annual cash incentive program. Commencing in 2012, Ms. Rosello will be eligible to participate in our cash bonus plan and LTI Program.

Severance Benefits and Change in Control Payments

Pursuant to our employment agreements with our named executive officers, each named executive officer (other than Ms. Rosello, who is not party to an employment agreement with us) is entitled to receive certain severance payments upon his death, disability, termination without cause, resignation for good reason and upon a change in control of the Company. These benefits are designed to promote stability and continuity of senior management as well as to recognize the potential difficulty for such individuals to locate comparable employment within a short period of time. In addition, upon a change in control, the vesting period of any restricted shares of common stock that have been issued to Ms. Rosello but have not yet vested as of such date will be accelerated as of the effective date of such change of control. Information regarding applicable payments under such agreements for the named executive officers is provided under the heading “Potential Payments Upon Termination or Change-In-Control.”

Retirement Plan

The Metropolitan Health Networks 401(k) Plan (the “401(k) Plan”) is a tax qualified employee savings and retirement plan covering our eligible employees, including our named executive officers. At our discretion, we may make a matching contribution and a non-elective contribution to the 401(k) Plan. The rights of the participants in the 401(k) Plan to our contributions do not fully vest until such time as the participant has been employed by us for five years (three years for existing employees as of December 31, 2011). In 2011, we made matching contributions to our named executive officers (other than Ms. Rosello) of up to $8,250. The Board determined to increase the requisite employment period for the vesting of matching contributions under the 401(k) Plan to assist in the retention of participating employees.

“Clawback” Policy

Effective January 2010, our Board of Directors adopted a policy regarding the recoupment of equity compensation and grants of cash bonuses or other cash incentive compensation. This policy applies to all grants (subsequent to the date of adoption of such policy) to directors, executive officers and employees of the Company and any of our wholly-owned subsidiaries. Under the policy, if we are required to prepare an accounting restatement due to the material noncompliance with any financial reporting requirement under the U.S. federal securities laws as a result of an applicable person’s intentional misconduct or gross negligence (as determined by all disinterested members of the Board), such applicable person will be required to (i) forfeit any equity awards granted during the three month period prior to and the nine month period following the first public issuance or filing with the SEC of the financial document embodying the financial report requiring restatement; (ii) pay us any profits realized from the sale of shares subject to and/or underlying such equity awards during the applicable period; (iii) pay us the aggregate value of any shares underlying such equity awards that were transferred other than for value during the applicable period; (iv) with respect to any stock acquired upon the exercise of options and not otherwise sold or transferred during the applicable period, pay us the difference between the exercise price paid and the aggregate value of the shares; and/or (v) reimburse us for any cash bonus or other cash incentive award granted during the applicable period.

Accounting and Tax Considerations

The Company considers tax and accounting implications in determining all elements of its compensation programs. Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally denies a deduction to any publicly held corporation for compensation (other than qualified performance-based compensation) exceeding $1,000,000 paid in a taxable year to the CEO or any one of its other named executive officers. The Compensation Committee considers the impact of this deductibility limit on the compensation that it intends to award, and attempts to structure compensation such that it is deductible whenever possible and appropriate. For example, the Company’s annual performance-based cash Bonus Plan is intended to satisfy the qualified performance-based compensation requirements of Code Section 162(m).

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

The named executive officers also participate in our medical, dental and life insurance plans to the same extent as our other employees. Upon relocation, key executive officers may receive, at the discretion of the Board, a relocation allowance in amounts individually negotiated at the time of relocation.

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

Based upon the recommendations of the Compensation Committee, in February 2012 the Board of Directors approved an amendment and restatement of the stock ownership guidelines to, among other things, (1) require recalculation of each officer’s and director’s target amount once every 5 years in order to reflect changes in salary and changes to the Company’s stock price and (2) provide an exception to the holding period requirements for stock option and restricted stock awards to (a) permit the sale of common stock to the extent necessary to satisfy any tax obligations associated with the vesting of restricted stock or the exercise of stock options and (b) permit sales of shares of common stock obtained upon the vesting of restricted stock or the exercise of stock options for so long as, after giving effect to such sale, the selling officer or director would hold shares of common stock with a value equal to such executive officer’s or director’s required stock ownership amount. A copy of the stock ownership guidelines is available on the corporate governance section of our website at www.metropolitanhealthnetworks.com.

Material Changes since December 31, 2011

As described under the heading “Use of Compensation Consultants,” based on the recommendation of Mercer, the Company’s 2012 compensation consultant, and our Chief Executive Officer, our Compensation Committee has recommended to the Board and the Board has adopted the following compensation programs for our named executive officers for 2012:

2012 Long Term Incentive Award Program

On January 17, 2012, upon the recommendation of the Compensation Committee, the Board of Directors increased the Equity Percentages to be paid to certain of the Company’s senior executives in 2012 under the Company’s LTI Program. In March 2012, management recommended to the Compensation Committee the Equity Percentages to be approved for the Company’s non-executive employees for 2012 under the LTI Program (the “Management Recommendation”). The Management Recommendation provided for awards to be granted to more employees (namely Continucare employees) than was contemplated in January 2012, before the Company’s financial results for 2011 were known. In an effort to reward and continue to incentivize the Company’s employees without increasing the size of the equity incentive pool for 2012, each of the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer offered to defer until 2013 a portion of the increase to his Equity Percentage approved in January 2012 (the “Executive Equity Percentage Revision”). On March 4, 2012, upon the recommendation of the Compensation Committee, the Board of Directors approved the Management Recommendation, including the offered Executive Equity Percentage Revision.

The following table sets forth the Equity Percentages originally approved for each of the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer on January 17, 2012, as well as the revised Equity Percentages approved for such executives on March 4, 2012 as described above.

Name and Title	2011 Equity Percentage	2012 Equity Percentage (Original)	2012 Equity Percentage (Revised)
Michael Earley Chairman and Chief Executive Officer	100%	150%	125%
Jose Guethon, M.D. President and Chief Operating Officer	80%	100%	90%
Robert J. Sabo Chief Financial Officer	80%	100%	90%
Gemma Rosello, President - Continucare Corporation	N/A	75%	75%
Roberto L. Palenzuela General Counsel and Secretary	50%	50%	50%

The 2012 LTI Program Equity Awards were granted to the named executive officers on March 4, 2012.

2012 Base Salaries

On January 17, 2012, our Board of Directors, upon the recommendation of the Compensation Committee, fixed the 2012 base salaries of our named executive officers, as set forth below:

Name	2012 Base Salary	Percentage Increase Over 2011 Base Salary

Michael M. Earley	$460,000	13.58%

Jose A. Guethon, M.D.	$410,000	10.51%

Robert J. Sabo	$330,000	14.58%

Gemma Rosello	$300,000	—

Roberto L. Palenzuela	$270,000	12.50%

2012 Cash Incentive Compensation Plan

On January 17, 2012, upon the recommendation of the Compensation Committee, the Board established the target bonus amounts and the performance criteria applicable to our 2012 cash bonus plan for certain executive officers and key management employees (the “2012 Bonus Plan”). Each of the named executive officers is eligible to participate in the Bonus Plan subject to his employment with the Company as of December 31, 2012.

The target award level for each Named Executive Officer under the 2012 Bonus Plan, expressed as a percentage of his respective base salary, is set forth in the table below. The actual amount (if any) payable to a Named Executive Officer or other participant under the 2012 Bonus Plan shall be an amount equal to between 0% and 200% of his or her target award level, based on such Named Executive Officer’s or participant’s achievement of between 0% to 200% of his or her goals and objectives under the 2012 Bonus Plan. The achievement and payment of cash bonus awards under the 2012 Bonus Plan is subject to the remaining terms and conditions of the 2012 Bonus Plan, which are materially consistent with the terms and conditions of the 2011 Bonus Plan described above.

Name and Title	Target Award Level
Michael Earley Chairman and Chief Executive Officer	100%
Jose Guethon, M.D. President and Chief Operating Officer	80%
Robert J. Sabo Chief Financial Officer	70%
Gemma Rosello, President - Continucare Corporation	60%
Roberto L. Palenzuela General Counsel and Secretary	50%

Bonuses under the 2012 Bonus Plan are anticipated to be paid once we complete the audit of our financial statements for the fiscal year ending December 31, 2012.

Consideration of Results of 2011 Advisory Vote on Executive Compensation

At our 2011 annual meeting of shareholders, we provided our shareholders the opportunity to vote to approve, on an advisory basis, the compensation of the Company’s named executive officers, as disclosed in the proxy statement for our 2011 Annual Meeting of Shareholders. At the 2011 annual meeting, our shareholders overwhelmingly approved the compensation of the Company’s named executive officers, with 28,981,944 shares voted in favor of approving such compensation, 459,810 shares voted against and 156,677 shares abstaining. 7,999,007 held by brokers were not voted with respect to this proposal. As the shareholder advisory vote was held after the Compensation Committee and the Board had determined the compensation to be paid to the Company’s named executive officers for 2011, the Compensation Committee and the Board did not take such results into account in determining executive compensation for 2011. However, in determining and deciding on executive compensation for fiscal year 2012, our Compensation Committee took into account the results of the 2011 shareholder advisory vote on executive compensation, particularly the strong support expressed by the Company’s shareholders, as one of many factors considered in deciding that the Company’s compensation policies and procedures for 2012 should largely remain consistent with our policies and procedures in prior years.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

THE COMPENSATION COMMITTEE

Michael Cahr, Chairman

Richard A. Franco, Sr.

John S. Watts, Jr.

Compensation of Named Executive Officers

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2011, 2010 and 2009.

Name and Principal Position	Year		Salary ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)

Michael M. Earley, Chairman and Chief Executive Officer	2011		405,000	317,392	190,579	480,533	35,914	1,429,418
	2010		386,250	219,792	239,270	675,938	21,048	1,542,298
	2009		375,000	163,296	175,317	181,725	34,143	929,481

Jose A. Guethon, President and Chief Operating Officer	2011		371,000	246,820	139,722	314,423	18,774	1,090,739
	2010		346,080	454,802	117,878	432,600	16,037	1,367,397
	2009		336,000	102,384	109,979	116,304	15,987	680,654

Robert J. Sabo, Chief Financial Officer	2011		288,000	204,076	108,495	244,080	20,079	864,730
	2010		278,100	365,462	94,735	347,625	18,890	1,104,812
	2009		270,000	82,296	88,354	93,459	22,005	556,114

Gemma Rosello, President - Continucare Corporation	2011	(3)	75,000	54,480	—	125,000	3,390	257,870

Roberto L. Palenzuela, General Counsel and Secretary	2011		240,000	132,510	56,389	162,720	30,312	621,931
	2010		231,750	273,272	45,071	231,750	25,187	807,030
	2009		225,000	39,204	42,090	62,306	28,022	396,622

(1)	The amounts reported represent the aggregate grant date fair values of the restricted shares and stock options computed in accordance with ASC Topic 718. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see Note 16 to our consolidated financial statements included in the Original Filing. Further information regarding the 2011 awards is included in the “2011 Grants of Plan-Based Awards” and “2011 Outstanding Equity Awards at Fiscal Year-End” tables later in this Annual Report.
(2)	“All Other Compensation” in each of 2011, 2010 and 2009 for each of the named executive officers is comprised of the following components:

Fiscal Year 2011:

	Automobile Allowance ($)	Cellular Phone Allowance ($)	Long-Tem Disability/Life Insurance Premiums ($)	401(k) Matching Amounts ($)	Payout of Accrued Vacation ($)	Total ($)

Michael M. Earley	7,963	3,000	1,124	8,250	15,577	35,914

Jose A. Guethon	7,600	1,800	1,124	8,250	—	18,774

Robert J. Sabo	9,396	1,309	1,124	8,250	—	20,079

Gemma Rosello	2,400	750	240	—	—	3,390

Roberto L. Palenzuela	7,600	1,800	1,124	8,250	11,538	30,312

Fiscal Year 2010:

	Automobile Allowance ($)	Cellular Phone Allowance ($)	Long-Tem Disability/Life Insurance Premiums ($)	401(k) Matching Amounts ($)	Payout of Accrued Vacation ($)	Total ($)

Michael M. Earley	9,574	3,000	1,124	7,350	—	21,048

Jose A. Guethon	6,363	1,200	1,124	7,350	—	16,037

Robert J. Sabo	9,600	816	1,124	7,350	—	18,890

Roberto L. Palenzuela	6,600	1,200	1,124	7,350	8,913	25,187

Fiscal Year 2009:

	Automobile Allowance ($)	Cellular Phone Allowance ($)	Long-Tem Disability/Life Insurance Premiums ($)	401(k) Matching Amounts ($)	Payout of Accrued Vacation ($)	Total ($)

Michael M. Earley	10,200	3,000	1,155	8,250	11,538	34,143

Jose A. Guethon	6,600	1,200	1,155	7,032	—	15,987

Robert J. Sabo	9,600	3,000	1,155	8,250	—	22,005

Roberto L. Palenzuela	6,600	1,200	1,155	8,250	10,817	28,022

(3)	Ms. Rosello’s compensation is only included from October 4, 2011, the commencement date of Ms. Rosello’s employment with us.

Grants of Plan Based Awards

The table below summarizes awards granted under our executive bonus plan and equity based awards to our named executive officers in 2011.

		Estimated Future Payouts Under Non-Equity Incentive Plan (1)			All Other Stock Awards: Number of Shares of Stock (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)

Michael M. Earley	2/28/2011	85,050	283,500	567,000	52,900	106,800	$4.97	453,491

	10/4/2011	—	—	—	12,000	—	—	54,480

Jose A. Guethon	2/28/2011	55,650	185,500	371,000	38,700	78,300	$4.97	332,062

	10/4/2011	—	—	—	12,000	—	—	54,480

Robert J. Sabo	2/28/2011	43,200	144,000	288,000	30,100	60,800	$4.97	258,091

	10/4/2011	—	—	—	12,000	—	—	54,480

Gemma Rosello	10/4/2011	—	—	—	12,000	—	—	54,480

Roberto L. Palenzuela	2/28/2011	28,800	96,000	192,000	15,700	31,600	$4.97	134,419

	10/4/2011	—	—	—	12,000	—	—	54,480

(1)	The amounts set forth in these columns reflect the annual cash incentive compensation amounts that potentially could have been earned during 2011 based upon the achievement of performance goals under our 2011 Bonus Plan. The amounts of annual cash incentive compensation earned in 2011 by our named executives under our 2011 Bonus Plan have been determined and were paid in March 2012. The amounts paid are included in the “Non-Equity Incentive Plan Compensation” column of the 2011 Summary Compensation Table.
(2)	Each of the restricted stock awards granted on February 28, 2011 and October 4, 2011, and listed in this column vested or are scheduled to vest annually in four equal installments beginning on February 28, 2012 and October 4, 2012, respectively.
(3)	Each of the option awards listed in this column vested or are scheduled to vest annually in four equal installments beginning on February 28, 2012.
(4)	Reflects the grant date fair values for the restricted shares and options issued during the applicable year computed in accordance with FASB ASC Topic 718. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 16 to our consolidated financial statements included in the Original Filing.

Base Salaries

Base salaries paid to our named executive officers are set forth in the 2011 Summary Compensation Table. For 2011, base salaries paid to our named executive officers accounted for the following percentages of their total compensation: Mr. Earley (28.3%), Dr. Guethon (34.0%), Mr. Sabo (33.3%), Ms. Rosello (29.1%) and Mr. Palenzuela (38.6%).

Non-equity Incentive Plan Compensation

Except with respect to Ms. Rosello, the non-equity incentive plan compensation set forth in the table above reflects annual cash incentive compensation under our 2011 Bonus Plan. Annual cash incentive compensation is earned based upon a formula that takes into account our attainment of certain performance goals and the achievement by each named executive officer of certain individual objectives. The components of the executive bonus plan are discussed in greater detail under the heading “Compensation Discussion & Analysis.” With respect to Ms. Rosello, the non-equity incentive plan compensation set forth in the table above reflects the amount paid to Ms. Rosello for the period from June 30, 2011 (the end of Continucare’s 2011 fiscal year) through December 31, 2011, based on the amount that Ms. Rosello would have been entitled to receive for such period under Continucare’s pre-existing annual cash incentive program.

Amounts paid to our named executives under the executive bonus plan are set forth in the 2011 Summary Compensation Table. Payments to our named executive officers pursuant to the 2011 Bonus Plan accounted for the following percentages of their total compensation: Mr. Earley (33.6%), Dr. Guethon (28.8%), Mr. Sabo (28.2%) and Mr. Palenzuela (26.2%).

Restricted Stock

We grant restricted stock pursuant to our Omnibus Plan. Our restricted stock grants generally vest at the rate of one-fourth per year. Restricted stock is not transferable other than by will or the laws of descent and distribution.

Stock Options

We grant stock options pursuant to our Omnibus Plan. The option exercise price is equal to the closing price of our Common Stock on the NYSE on the grant date. Our stock option grants generally vest at the rate of one-fourth per year and have a term of ten years. Stock options are not transferable other than by will or the laws of descent and distribution.

Employment Agreements

We are party to an amended and restated employment agreement, effective as of April 26, 2010 (the “2010 Amended Employment Agreement”), with Mr. Earley, our Chairman of the Board and Chief Executive Officer. We are also a party to an employment agreement, effective as of November 16, 2006, as amended effective December 22, 2008, with Mr. Sabo, our Chief Financial Officer, and an amended and restated employment agreement, effective as of January 3, 2005, as amended effective December 22, 2008, with Mr. Palenzuela. Dr. Guethon, our President and Chief Operating Officer, entered into an employment agreement with Metcare of Florida, Inc., our wholly-owned subsidiary, which agreement was amended effective December 22, 2008. The foregoing employment agreements, together with the 2010 Amended Employment Agreement with Mr. Earley, are collectively referred to herein as the “NEO Employment Agreements.”

Each of the NEO Employment Agreements has an initial term of one year and is automatically renewable for successive one-year terms, unless terminated in accordance with the terms of the respective NEO Employment Agreements. Each of the NEO Employment Agreements provides for an annual base salary to be reviewed annually, and our Board of Directors may, in its sole discretion, increase a named executive officer’s salary and award bonuses and options at any time. The employment agreements with Mr. Earley and Mr. Sabo provide for an automobile allowance in the amount of $850 and $800 per month, respectively, a telephone allowance in the amount of $250 per month, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses. The employment agreement with Mr. Palenzuela provides for an automobile allowance in the amount of $500 per month, a telephone allowance in the amount of $100 per month, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses. The employment agreement with Dr. Guethon provides for a telephone allowance in the amount of $100 per month, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses. Dr. Guethon also receives an automobile allowance. Effective September 1, 2011, the automobile and telephone allowances for each of our named executive officers serving at such time were adjusted so that each such officer would receive an automobile allowance of $800 per month and a telephone allowance of $250 per month.

The NEO Employment Agreements also contain non-disclosure, non-solicitation and non-compete restrictions. The non-solicitation and non-compete restrictions survive for a period of two years and one year, respectively, following the date of termination of a named executive officer’s employment with us. Either party to an NEO Employment Agreement may terminate the applicable named executive officer’s employment with us at any time.

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

If there is a change of control of the Company (as such term is defined in the NEO Employment Agreements), each of Mr. Earley, Dr. Guethon, Mr. Sabo and Mr. Palenzuela will be entitled to reimbursement of all unreimbursed expenses incurred prior to the date of termination, payment of unused vacation days, a single lump sum payment of an amount equal to his or her then annual base salary plus bonuses payable, the value of annual fringe benefits paid to him or her in the year preceding the year of termination, and the value of the portion of his or her benefits under any deferred compensation plan which are forfeited for reason of the termination.

Additional Information

We have provided additional information regarding the compensation we pay to our named executive officers under the heading “Compensation Discussion & Analysis.”

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2011.

		OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested(#)		Market Value of Shares of Stock That Have Not Yet Vested (22)
Michael M. Earley	400,000	-0-		$1.83	11/05/14
	150,000	-0-		$1.66	08/06/17
	144,600	48,200	(1)	$2.31	02/11/18
	151,200	151,200	(2)	$1.62	02/05/19
	54,200	162,600	(3)	$3.04	04/26/20
	-0-	106,800	(4)	$4.97	02/28/21
						185,600	(5)	$1,386,432

Jose A. Guethon	25,000	-0-		$1.66	08/06/17
	28,800	28,800	(6)	$2.31	02/11/18
	47,425	94,850	(7)	$1.62	02/05/19
	34,000	102,000	(8)	$2.40	02/24/20
	-0-	78,300	(9)	$4.97	02/28/21
						242,270	(10)	$1,809,757
Robert J. Sabo	24,300	24,300	(11)	$2.31	02/11/18
	38,100	76,200	(12)	$1.62	02/05/19
	27,325	81,975	(13)	$2.40	02/24/20
	-0-	60,800	(14)	$4.97	02/28/21
						201,432	(15)	$1,504,698
Gemma Rosello	-0-	-0-		—	—	12,000	(16)	$89,640
Roberto L. Palenzuela	8,750	-0-		$1.66	08/06/17
	11,575	11,575	(17)	$2.31	02/11/18
	18,150	36,300	(18)	$1.62	02/05/19
	13,000	39,000	(19)	$2.40	02/24/20
	-0-	31,600	(20)	$4.97	02/28/21
						134,568	(21)	$1,005,226

(1)	48,200 options vested on February 11, 2012.
(2)	75,600 options vested or are scheduled to vest on each of February 5, 2012 and February 5, 2013.
(3)	54,200 options vested or are scheduled to vest on each of February 24, 2012, February 24, 2013 and February 24, 2014.
(4)	26,700 options vested or are scheduled to vest on each of February 28, 2012, February 28, 2013, February 28, 2014 and February 28, 2015.
(5)	Includes (i) 16,075 restricted shares of Common Stock that vested on February 11, 2012, (ii) 25,200 restricted shares of Common Stock that vested or are scheduled to vest on each of February 5, 2012 and February 5, 2013, (iii) 18,075 restricted shares of Common Stock that vested or are scheduled to vest on each of February 24, 2012, February 24, 2013 and February 24, 2014; (iv) 13,225 restricted shares of Common Stock scheduled to vest on each of February 28, 2012, February 28, 2013, February 28, 2014 and February 28, 2015 and (v) 3,000 restricted shares of Common Stock that are scheduled to vest on each of October 4, 2012, October 4, 2013, October 4, 2014 and October 4, 2015.
(6)	28,800 options vested on February 11, 2012.
(7)	47,425 options vested or are scheduled to vest on each of February 5, 2012 and February 5, 2013.
(8)	34,000 options vested or are scheduled to vest on each of February 24, 2012, February 24, 2013 and February 24, 2014.
(9)	19,575 options vested or are scheduled to vest on each of February 28, 2012, February 28, 2013, February 28, 2014 and February 28, 2015.
(10)	Includes (i) 9,600 restricted shares of Common Stock that vested on February 11, 2012, (ii) 15,800 restricted shares of Common Stock that vested or are scheduled to vest on each of February 5, 2012 and February 5, 2013, (iii) 38,798 restricted shares of Common Stock that vested or are scheduled to vest on each of January 26, 2012 and January 26, 2013, and 38,799 restricted shares of Common Stock that are scheduled to vest on January 26, 2014, (iv) 11,325 restricted shares of Common Stock that vested or are scheduled to vest on each of February 24, 2012, February 24, 2013 and February 24, 2014, (v) 9,675 restricted shares of Common Stock scheduled to vest on each of February 28, 2012, February 28, 2013, February 28, 2014 and February 28, 2015 and (vi) 3,000 restricted shares of Common Stock that are scheduled to vest on each of October 4, 2012, October 4, 2013, October 4, 2014 and October 4, 2015.
(11)	24,300 options vested on February 11, 2012.
(12)	38,100 options vested or are scheduled to vest on each of February 5, 2012 and February 5, 2013.
(13)	27,325 options vested or are scheduled to vest on each of February 24, 2012, February 24, 2013 and February 24, 2014.
(14)	15,200 options vested or are scheduled to vest on each of February 28, 2012, February 28, 2013, February 28, 2014 and February 28, 2015.
(15)

Includes (i) 13,100 restricted shares of Common Stock that vested on February 11, 2012, (ii) 12,700 restricted shares of Common Stock that vested or are scheduled to vest on each of February 5, 2012 and February 5, 2013, (iii) 31,177 restricted shares of Common Stock that vested or are scheduled to vest on each of January 26, 2012 and January 26, 2013 and 31,178 restricted shares of Common Stock that are scheduled to vest on January 26, 2014, (iv) 9,100 restricted shares of Common Stock that vested or are scheduled to vest on each of February 24, 2012, February 24, 2013 and February 24, 2014, (v) 7,525 restricted shares of Common Stock scheduled to vest on each of February 28, 2012, February 28, 2013, February 28, 2014 and February 28, 2015 and (vi) 3,000 restricted shares of Common Stock that are scheduled to vest on each of October 4, 2012, October 4, 2013, October 4, 2014 and October 4, 2015.
(16)	Includes 3,000 restricted shares of Common Stock that are scheduled to vest on each of October 4, 2012, October 4, 2013, October 4, 2014 and October 4, 2015.
(17)	11,575 options vested on February 11, 2012.
(18)	18,150 options vested or are scheduled to vest on each of February 5, 2012 and February 5, 2013.
(19)	13,000 options vested or are scheduled to vest on each of February 24, 2012, February 24, 2013 and February 24, 2014.
(20)	7,900 options vested or are scheduled to vest on each of February 28, 2012, February 28, 2013, February 28, 2014 and February 28, 2015.
(21)	Includes (i) 3,850 restricted shares of Common Stock that vested on February 11, 2012, (ii) 6,050 restricted shares of Common Stock that vested or are scheduled to vest on each of February 5, 2012 and February 5, 2013, (iii) 25,981 restricted shares of Common Stock that vested or are scheduled to vest on each of January 26, 2012, January 26, 2013 and January 26, 2014, (iv) 4,325 restricted shares of Common Stock that vested or are scheduled to vest on each of February 24, 2012, February 24, 2013 and February 24, 2014, (v) 3,925 restricted shares of Common Stock that vested or are scheduled to vest on February 28, 2012, February 28, 2013, February 28, 2014 and February 28, 2015 and (vi) 3,000 restricted shares of Common Stock that are scheduled to vest on each of October 4, 2012, October 4, 2013, October 4, 2014 and October 4, 2015.
(22)	Market value was determined by multiplying the number of shares of stock by $7.47, the closing price of our Common Stock on the last trading day of the year ended December 31, 2011.

2011 Option Exercises and Restricted Stock Vested

The following table sets forth information regarding the number and value of stock options exercised or transferred for value and the number and value of restricted shares of our Common Stock vested during 2011 for each of our named executive officers.

	STOCK AWARDS
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting

Michael M. Earley	71,850	$344,229

Jose A. Guethon	83,023	$394,998

Robert J. Sabo	71,077	$337,461

Gemma Rosello	—	—

Roberto L. Palenzuela	43,206	$205,152

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

Potential Payments Upon Termination or Change-In-Control

The tables below reflect the amount of compensation payable to each of the named executive officers in the event of termination of such officer’s employment. The amount of compensation payable to each officer pursuant to his employment agreement (i) upon termination for cause or resignation without good reason, (ii) upon termination without cause or resignation for good reason, (iii) in the event of disability or death of the executive and (iv) upon termination following a change of control is shown below. The amounts shown assume that such termination was effective as of December 31, 2011, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us.

Payments Made Upon Termination For Cause or Resignation Without Good Reason

In the event a named executive officer (other than Ms. Rosello, who is not party to an employment agreement with us) is terminated for cause or resigns his employment without good reason, we are required pursuant the NEO Employment Agreements to:

•	pay the executive any unpaid base salary earned through the date of termination or resignation; and

•	reimburse the executive for reasonable business expenses incurred prior to the date of termination or resignation.

Under the NEO Employment Agreements, “cause” is defined to include (i) an action or omission of the executive that constitutes a willful and material breach of, or failure or refusal (other than by reason of disability) to perform his or her duties under the employment agreement, which is not cured within 15 days after notice thereof, (ii) fraud, embezzlement, misappropriation of funds or breach of trust in connection with his or her services under the employment agreement, (iii) conviction of a felony or any other crime that involves dishonesty or a breach of trust or (iv) gross negligence in connection with the performance of the executive’s duties under the employment agreement, which is not cured within 15 days after notice thereof.

Under the NEO Employment Agreements, “good reason” is defined to include (i) the assignment to the executive of any duties or responsibilities inconsistent in any respect with the executive’s position or a similar position in us or one of our subsidiaries, (ii) any other action by us that results in a substantial and compelling diminution of the executive’s position, authority, duties or responsibilities, excluding an isolated, insubstantial and inadvertent action not taken in bad faith that we remedy within 15 days of notice by the executive, (iii) our breach of certain provisions of the employment agreement, other than an isolated, insubstantial and inadvertent failure not taken in bad faith which we remedy promptly after receipt of notice by the executive, (iv) our requiring the executive to be based at any office or location outside the area for which he or she was originally hired to work, except for travel reasonably required in the performance of his or her responsibilities. Any good faith determination of “good reason” made by our Board of Directors is conclusive pursuant to the NEO Employment Agreements.

Upon an executive officer’s termination for cause or resignation without good reason, any options granted to such executive pursuant to our Omnibus Plan and vested as of the date of termination or resignation will generally remain exercisable for a period of up to three months, although our Compensation Committee has the right to cancel or suspend the option if the executive is terminated for cause or the Compensation Committee determines that the executive is competing or has competed with us. Any unvested options granted pursuant to the Omnibus Plan will immediately terminate.

Payments Made Upon Termination Without Cause, Resignation For Good Reason, Death or Disability

In the event a named executive officer (other than Ms. Rosello, who is not party to an employment agreement with us) is terminated without cause, resigns his employment for good reason, dies or becomes disabled, we are required pursuant to the NEO Employment Agreements to:

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

Upon an executive officer’s resignation with good reason, any options granted to such executive pursuant to our Omnibus Plan and vested as of the date of resignation will generally remain exercisable for a period of up to three months and any unvested options granted pursuant to the Omnibus Plan will immediately terminate. Any unvested restricted shares held by the executive as of the date of his resignation for good reason will automatically vest as of the resignation date.

Upon an executive officer’s termination without cause, any options granted to such executive pursuant to our Omnibus Plan and vested as of the date of termination will generally remain exercisable for a period of up to three months. Any unvested options granted under the Omnibus Plan generally will become immediately exercisable and fully vested in accordance with their terms and exercisable for three months following the date of termination. Any unvested restricted shares held by the executive as of the date of his termination without cause will automatically vest as of the termination date.

Upon an executive officer’s death or disability, any options granted to such executive pursuant to our Omnibus Plan and vested as of the date of termination will generally remain exercisable for a period of one year. Any unvested options granted under the Omnibus Plan generally will become immediately exercisable and fully vested in accordance with their terms and exercisable for one year following the date of termination. Any unvested restricted shares held by the executive as of the date of his death or disability will automatically vest as of the date of the executive’s termination of employment by the Company on account of death or disability.

Payments Made Upon Termination Following a Change in Control

In the event that following a “change in control” of the Company (as defined below), a named executive officer (other than Ms. Rosello, who is not party to an employment agreement with us) is terminated without cause or resigns for good reason within one year of the event causing the “change in control,” we are required pursuant to the NEO Employment Agreements to:

•	pay the executive any unpaid base salary earned through the date of termination or resignation;

•

pay the executive a single lump sum payment of an amount equal to his or her then annual base salary plus bonuses payable, the value of annual fringe benefits paid to him or her in the year preceding the year of termination, and the value of the portion of his or her benefits under any deferred compensation plan which are forfeited for reason of the termination;

•	reimburse the executive for reasonable business expenses incurred prior to the date of termination or resignation; and

•	pay the executive (or his estate, as applicable) for any unused vacation days.

A “change in control” will be deemed to occur pursuant to the NEO Employment Agreements in the event our shareholders approve (x) the sale of substantially all of our assets, (y) our liquidation or dissolution or (z) a merger or other similar transaction which would result in our shareholders prior to the transaction owning 50% or less of the combined voting power of the merged entity immediately following the transaction. In addition, with certain exceptions, a “change of control” will be deemed to occur upon any person or group’s acquisition of more than 50% of our outstanding shares or voting power.

Under the provisions of the Omnibus Plan and our award agreements with our executives, upon a change in control of the Company, any outstanding unvested stock options and restricted shares will become immediately and automatically vested.

The following table shows amounts that would be payable upon each named executive officer’s termination (i) without cause, death or disability or (ii) following a change in control. The amounts in the table assume that the listed officer left us effective December 31, 2011 and are based on the price per share of our Common Stock on the last trading day of the year ended December 31, 2011 of $7.47. Amounts actually received should any of the listed officers cease to be employed will vary based on factors such as the timing during the year of any such event, our stock price and any changes to our benefit arrangements and policies.

Name	Severance Amount ($)	Early Vesting of Stock Option ($)	Early Vesting of Restricted Stock ($)	Continuation of Benefits ($)	Unused Vacation Days ($)	Total ($)

Michael M. Earley	885,533	2,120,550	1,386,432	7,230	12,711	4,412,456

Jose A. Guethon	685,423	1,416,371	1,809,757	7,572	17,929	3,937,051

Robert J. Sabo	532,080	1,138,771	1,504,697	11,996	74,116	3,261,660

Gemma Rosello	—	—	89,640	—	9,237	98,877

Roberto L. Palenzuela	402,720	548,812	1,005,223	21,181	1,652	1,979,588

Director Compensation

Board Retainer Fees

In 2011, each of our non-employee directors received an annual retainer of $45,000 and $50,000 of restricted stock. The stock price used to calculate the number of shares of restricted stock issued to our directors for the equity portion of their retainers is the average closing price of our Common Stock for the 30 trading days immediately preceding the date of grant. In addition to the foregoing retainers, the Lead Independent Director received an additional annual fee of $20,000. The Chairman of the Audit Committee received an additional annual fee of $15,000 and the Chairmen of our Governance & Nominating Committee and Compensation Committee each received an additional annual fee of $12,500. Each member, other than the Chairman, of the Audit Committee received an additional annual fee of $7,500. Each member, other than the Chairmen, of the Governance & Nominating Committee and Compensation Committees received an additional annual fee of $6,250. All of the foregoing fees payable in cash were paid on a quarterly basis.

In February 2012, Mercer presented to the Compensation Committee a review of the compensation paid to the Company’s non-employee directors as compared to the Revised Peer Group. Based upon its review, Mercer recommended that the Company (i) increase the amount of annual restricted stock awards to non-employee directors from $50,000 to $75,000, and (ii) increase the additional fee payable to the Lead Independent Director from $20,000 per year to $30,000 per year. Based upon the recommendation of Mercer and the Compensation Committee, the Board of Directors approved the foregoing increases in March 2012. The Board of Directors did not change any of the other fees payable to our non-employee directors as described above for 2011.

Expense Reimbursement

We reimburse all directors for their expenses in connection with their activities as members of our Board of Directors.

Employee Directors

Currently, only one director, Michael M. Earley, our Chief Executive Officer, serves as both an employee and director of the Company. Mr. Early does not receive additional compensation for his services as a director. We are a party to an employment agreement with Mr. Earley as further described in the section below entitled “Executive Compensation —Employment Agreements.”

Director Summary Compensation Table

The table below summarizes the compensation we paid to non-employee directors for the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)

Casey Gunnell	66,250	53,684	119,934

Mark Stolper	52,500	53,684	106,184

Arthur D. Kowaloff	71,250	53,684	124,934

John S. Watts, Jr.	63,750	53,684	117,434

Richard A. Franco, Sr.	58,750	53,684	112,434

Michael Cahr	57,500	53,684	111,184

(1)	For the stock awards, the amounts reported represent the aggregate grant date fair values of the restricted shares of common stock computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“ASC Topic 718”). For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see Note 16 to our consolidated financial statements included in the Original Filing. The stock price used to calculate the number of shares of restricted stock issued to our directors is the average closing price of our Common Stock for the 30 trading days immediately preceding the date of grant.

On June 14, 2011, we issued to each non-employee director 11,161 restricted shares of our Common Stock as payment of the equity portion of his annual retainer for 2011.

The following table presents the number of outstanding and unexercised option awards and the number of outstanding shares of restricted stock held by each of the non-employee directors as of December 31, 2011:

Director	Number of Shares Subject to Outstanding Options	Number of Shares of Restricted Stock

Michael Cahr	5,989	11,161

Richard A. Franco, Sr.	5,989	11,161

Casey Gunnell	5,989	11,161

Arthur D. Kowaloff	5,989	11,161

Mark Stolper	5,989	11,161

John S. Watts, Jr.	5,989	11,161

Risk Assessment of Compensation Policies and Practices

We have assessed the compensation policies and practices for our employees and concluded that they do not create risks that are reasonably likely to have a material adverse effect on us.

Compensation Committee Interlocks and Insider Participation

During 2011, no member of the Compensation Committee was an executive officer of the Company, and no member of the Compensation Committee have any relationships requiring disclosure under the SEC’s rules requiring disclosing of certain relations and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a member of our Board of Directors or member of the Compensation Committee during 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding our existing equity compensation plans as of December 31, 2011:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans excluding securities in first column (1)
Equity compensation plans approved by security holders	4,131,000	$2.61	4,042,000

(1)	The number of securities remaining available for issuance under equity compensation plans in the table above has been reduced by 1,119,000 shares of unvested restricted common stock. For information concerning these awards see the Notes to the Consolidated Financial Statements included in the Original Filing.

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of our Common Stock as of March 1, 2012, for each of (1) our directors, (2) our named executive officers and (3) all of our directors and executive officers as a group.

Name	Common Stock (#)		Options Currently Exercisable or Exercisable within 60 days for Shares of Common Stock		Total Common Stock and Common Stock Based Holdings (1) (2)	Percentage of Class (1) (2)

Michael M. Earley	470,595	(3)	1,104,700	(4)	1,575,295	3.6%

Jose A. Guethon, M.D.	280,290	(5)	265,025	(6)	545,315	1.2%

Robert J. Sabo	274,070	(7)	194,650	(8)	468,720	1.1%

Gemma Rosello	66,067	(9)	-0-		66,067	*

Roberto L. Palenzuela	153,278	(10)	102,100	(11)	255,378	*

Michael Cahr	699,230	(12)	5,989	(13)	705,219	1.6%

Richard A. Franco, Sr.	29,163	(14)	5,989	(13)	35,152	*

Casey Gunnell	28,163	(15)	5,989	(13)	34,152	*

Arthur D. Kowaloff	48,163	(16)	5,989	(13)	54,152	*

Mark Stolper	53,183	(17)	5,989	(13)	59,172	*

John S. Watts, Jr.	28,163	(18)	5,989	(13)	34,152	*

Directors and Executive Officers as a group (12 persons)	2,064,298		1,702,409		3,766,707	8.6%

*	Represents less than 1% of the total number of shares of Common Stock outstanding.
(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 1, 2012 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from March 1, 2012 have been exercised.
(2)	Applicable percentage ownership is based on 43,834,191 shares of Common Stock outstanding as of March 1, 2012.
(3)	Includes (i) 25,200 restricted shares of Common Stock issued to Mr. Earley that are scheduled to vest on February 5, 2013, (ii) 36,150 restricted shares of Common Stock issued to Mr. Earley that are scheduled to vest ratably over two years on each of February 24, 2013 and February 24, 2014, (iii) 39,675 restricted shares of Common Stock issued to Mr. Earley that are scheduled to vest ratably over three years on each of February 28, 2013, February 28, 2014 and February 28, 2015 and (iv) 12,000 restricted shares of Common Stock issued to Mr. Earley that are scheduled to vest ratably over four years on each of October 4, 2012, October 4, 2013, October 4, 2014 and October 4, 2015.
(4)	Includes (i) 400,000 shares issuable upon the exercise of options at a price of $1.83 per share, (ii) 150,000 shares issuable upon the exercise of options at a price of $1.66 per share, (iii) 192,800 shares issuable upon the exercise of options at a price of $2.31 per share, (iv) 226,800 shares issuable upon the exercise of options at a price of $1.62 per share, (v) 108,400 shares issuable upon the exercise of options at a price of $3.04 per share and (vi) 26,700 shares issuable upon the exercise of options at a price of $4.97 per share. Does not include (i) 75,600 shares issuable upon the exercise of options at a price of $1.62 per share, (ii) 108,400 shares issuable upon the exercise of options at a price of $3.04 and (iii) 80,100 shares issuable upon the exercise of options at a price of $4.97, in each case, that have not yet vested.

(5)	Includes (i) 15,800 restricted shares of Common Stock issued to Dr. Guethon that are scheduled to vest on February 5, 2013, (ii) 77,597 restricted shares of Common Stock issued to Dr. Guethon that are scheduled to vest ratably over two years on each of January 26, 2013 and January 26, 2014, (iii) 22,650 restricted shares of Common Stock issued to Dr. Guethon that are scheduled to vest ratably over two years on each of February 24, 2013 and February 24, 2014, (iv) 29,025 restricted shares of Common Stock issued to Dr. Guethon that are scheduled to vest ratably over three years on each of February 28, 2013, February 28, 2014 and February 28, 2015 and (v) 12,000 restricted shares of Common Stock issued to Dr. Guethon that are scheduled to vest ratably over four years on each of October 4, 2012, October 4, 2013, October 4, 2014 and October 4, 2015.
(6)	Includes (i) 25,000 shares issuable upon the exercise of options at a price of $1.66 per share, (ii) 57,600 shares issuable upon the exercise of options at a price of $2.31 per share, (iii) 94,850 shares issuable upon the exercise of options at a price of $1.62 per share, (iv) 68,000 shares issuable upon the exercise of options at a price of $2.40 per share and (v) 19,575 shares issuable upon the exercise of options at a price of $4.95 per share. Does not include (i) 47,425 shares issuable upon the exercise of options at a price of $1.62 per share, (ii) 68,000 shares issuable upon the exercise of options at a price of $2.40 per share and (iii) 58,725 shares issuable upon the exercise of options at a price of $4.97 per share, in each case, that have not yet vested.
(7)	Includes (i) 12,700 restricted shares of Common Stock issued to Mr. Sabo that are scheduled to vest on February 5, 2013, (ii) 62,355 restricted shares of Common Stock issued to Mr. Sabo that are scheduled to vest ratably over two years on each of January 26, 2013 and January 26, 2014, (iii) 18,200 restricted shares of Common Stock issued to Mr. Sabo that are scheduled to vest ratably over two years on each of February 24, 2013 and February 24, 2014, (iv) 22,575 restricted shares of Common Stock issued to Mr. Sabo that are scheduled to vest ratably over three years on each of February 28, 2013, February 28, 2014 and February 28, 2015 and (v) 12,000 restricted shares of Common Stock issued to Mr. Sabo that are scheduled to vest ratably over four years on each of October 4, 2012, October 4, 2013, October 4, 2014 and October 4, 2015.
(8)	Includes (i) 48,600 shares issuable upon the exercise of options at a price of $2.31 per share, (ii) 76,200 shares issuable upon the exercise of options at a price of $1.62 per share, (iii) 54,650 shares issuable upon the exercise of options at a price of $2.40 per share and (iv) 15,200 shares issuable upon the exercise of options at a price of $4.97 per share. Does not include (i) 38,100 shares issuable upon the exercise of options at a price of $1.62 per share, (ii) 54,650 shares issuable upon the exercise of options at a price of $2.40 per share and (iii) 45,600 shares issuable upon the exercise of options at a price of $4.97, in each case, that have not yet vested.
(9)	Includes (i) 12,000 restricted shares of Common Stock issued to Ms. Rosello that are scheduled to vest ratably over four years on each of October 4, 2012, October 4, 2013, October 4, 2014 and October 4, 2015 and (ii) 54,067 shares of common stock held by Ms. Rosello’s husband.
(10)	Includes (i) 6,050 restricted shares of Common Stock issued to Mr. Palenzuela that are scheduled to vest on February 5, 2013, (ii) 51,962 restricted shares of Common Stock issued to Mr. Palenzuela that are scheduled to vest ratably over two years on each of January 26, 2013 and January 26, 2014, (iii) 8,650 restricted shares of Common Stock issued to Mr. Palenzuela that are scheduled to vest ratably over two years on each of February 24, 2013 and February 24, 2014, (iv) 11,775 restricted shares of Common Stock issued to Mr. Palenzuela that are scheduled to vest ratably over three years on each of February 28, 2013, February 28, 2014 and February 28, 2015 and (v) 12,000 restricted shares of Common Stock issued to Mr. Palenzuela that are scheduled to vest ratably over four years on each of October 4, 2012, October 4, 2013, October 4, 2014 and October 4, 2015.
(11)	Includes (i) 8,750 shares issuable upon the exercise of options at a price of $1.66 per share, (ii) 23,150 shares issuable upon the exercise of options at a price of $2.31 per share, (iii) 36,300 shares issuable upon the exercise of options at $1.62 per share, (iv) 26,000 shares issuable upon the exercise of options at $2.40 per share and (v) 7,900 shares issuable upon the exercise of options at a price of $4.97 per share. Does not include (i) 18,150 shares issuable upon the exercise of options at a price of $1.62 per share, (ii) 26,000 shares issuable upon the exercise of options at a price of $2.40 per share and (iii) 23,700 shares issuable upon the exercise of options at a price of $4.97 per share, in each case, that have not yet vested.
(12)

Includes (i) 14,900 shares owned directly by Mr. Cahr or in individual accounts he controls, (ii) 535,167 shares held in the Cahr Dynastic Trust, over which Mr. Cahr has voting and investment power, (iii) 40,400 shares held by Mr. Cahr jointly with Mr. Cahr’s spouse, (iv) 39,900 shares held in Mr. Cahr’s individual retirement account, (v) 26,200 shares held by Mr. Cahr in a money purchase plan, (vi) 10,000 shares held in Mr. Cahr’s spouse’s individual retirement account, (vii) 4,500 shares held by Mr. Cahr in a 401(k) retirement plan and (viii) 11,161 restricted shares of Common Stock issued to Mr. Cahr that are scheduled to vest in full on June 30, 2012. Does not include 57,700 shares held by Mr. Cahr’s daughter, with respect to which Mr. Cahr disclaims beneficial ownership.
(13)	Include 5,989 shares issuable upon the exercise of options at a price of $3.04 per share.
(14)	Includes (i) 1,000 shares held jointly with Mr. Franco’s spouse, and (ii) 11,161 restricted shares of Common Stock issued to Mr. Franco that are scheduled to vest in full on June 30, 2012.
(15)	Includes 11,161 restricted shares of Common Stock issued to Mr. Gunnell that are scheduled to vest in full on June 30, 2012.
(16)	Includes (i) 36,002 shares owned directly by Mr. Kowaloff, (ii) 1,000 shares held in Mr. Kowaloff’s individual retirement account and (iii) 11,161 restricted shares of Common Stock issued to Mr. Kowaloff that are scheduled to vest in full on June 30, 2012.
(17)	Includes (i) 25,020 shares owned by a private investment fund over which Mr. Stolper, through Helios Capital, LLC, has voting and investment power and (ii) 11,161 restricted shares of Common Stock issued to Mr. Stolper that are scheduled to vest in full on June 30, 2012.
(18)	Includes 11,161 restricted shares of Common Stock issued to Mr. Watts that are scheduled to vest in full on June 30, 2012.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as to the beneficial owner of more than five percent of our Common Stock, information regarding shares owned by such beneficial owner at the dates set forth below.

Name and Address of Beneficial Owner (1)	Common Stock (#)	Percentage of Class (%) (2)

Blackrock Inc. (3) 40 East 52nd Street New York, NY 10022	2,774,245	6.3%

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 1, 2012 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from March 1, 2012 have been exercised.
(2)	Applicable percentage ownership is based on 43,834,191 shares of Common Stock outstanding as of March 1, 2012.
(3)	Reported share ownership is based upon information contained in Schedule 13G filed by Blackrock Inc. on January 20, 2012.

Changes in Control

There are no arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since January 1, 2011, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Review of Related Party Transactions

Our policy for review and approval of transactions between us and related persons is set forth in the Audit Committee’s charter. Our Board of Directors has delegated to the Audit Committee the responsibility to review and approve all transactions or series of transactions in which we or a subsidiary is a participant, the amount involved exceeds $25,000 and a “Related Person” (as defined in Item 404 of Regulation S-K) has a direct or indirect material interest. Transactions that fall within this definition will be referred to the Audit Committee for approval, ratification or other action. Based on its consideration of all of the relevant facts and circumstances, the Audit Committee will decide whether or not to approve such transaction and will approve only those transactions that are in our best interests.

Director Independence

For information on director independence please see “Item 10. Directors, Executive Officers and Corporate Governance — Director Independence and Family Relationships” incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees

Aggregate fees billed to us for the fiscal years ended December 31, 2011 and December 31, 2010 by our independent registered public accounting firm, Grant Thornton, are as follows:

Type of Fees	2011	2010

Audit Fees (1)	$872,255	$507,283

Audit Related Fees (2)	241,725	23,895

Tax Fees	—	—

All Other Fees	—	—

(1)	Represents the aggregate fees billed to us by Grant Thornton during the applicable fiscal year for professional services rendered for the audits of our annual consolidated financial statements, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and the audits of our internal controls over financial reporting, and/or services normally provided by Grant Thornton in connection with statutory or regulatory filings or engagements by us during such fiscal year.
(2)	Represents the aggregate fees billed to us by Grant Thornton during the applicable fiscal year for professional services rendered for the audits of our 401(k) Plan and, for fiscal year 2011, for due diligence and other services associated with the Continucare acquisition.

Audit Committee Pre-Approval Policy

Consistent with policies of the SEC regarding auditor independence, the Audit Committee has responsibility for the appointment, compensation and oversight of the work of the independent auditor. As part of this responsibility, the Audit Committee has adopted, and our Board has ratified, an Audit and Non-Audit Services Pre-Approval Policy pursuant to which the Audit Committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence from us.

Prior to engagement of the independent auditor for the next year’s audit, the independent auditor and our Chief Financial Officer submit a list of services and related fees expected to be rendered during that year within each of four categories of services to the Audit Committee for approval:

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

(iv) All Other Services: All other services are those permissible non-audit services that the Audit Committee believes are routine and recurring and would not impair the independence of the auditor and are consistent with the SEC’s rules on auditor independence.

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

All of the 2010 and 2011 fees paid to Grant Thornton described above were pre-approved by the full Audit Committee in accordance with the Audit and Non-Audit Services Pre-Approval Policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements have been omitted because the required information was filed with our Original Filing.

(2)	All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto which was filed with our Original Filing, or the omitted schedules are not applicable.

(3)	Exhibits.

EXHIBIT INDEX

Year Ended December 31, 2011

3.1	Articles of Incorporation, as amended (1)

3.2	Amended and Restated Bylaws (2)

10.1	Physician Practice Management Participation Agreement, dated as of January 1, 2000, by and between Metcare of Florida, Inc. and Humana Medical Plan, Inc. (3)

10.2	Letter of Agreement, dated February 2003, by and between Metropolitan of Florida, Inc. and Humana, Inc. (4)

10.3	Omnibus Equity Compensation Plan, as amended and restated (5)

10.4	Amended and Restated Employment Agreement, dated as of April 26, 2010, by and between Metropolitan and Michael M. Earley (6)

10.5	Amended and Restated Employment Agreement, dated as of November 9, 2006, by and between Metropolitan and Robert J. Sabo (7)

10.6	Amended and Restated Employment Agreement, dated as of January 3, 2005, by and between Metropolitan and Roberto L. Palenzuela (8)

10.7	Employment Agreement, dated as of February 1, 2005, by and between Metcare of Florida, Inc. and Jose A. Guethon, M.D. (9)

10.8	Form of Non-Qualified Stock Option Agreement for Directors pursuant to the Omnibus Compensation Plan (10)

10.9	Form of Non-Qualified Stock Option Agreement for Employees pursuant to the Omnibus Compensation Plan (11)

10.10	Summary of 2009 Bonus Plan for Executive Officers and Certain Key Management Employees (12)

10.11	Summary of Director Compensation Plan for 2007 (13)

10.12	Form of Restricted Stock Award Agreement for Independent Directors pursuant to the Omnibus Compensation Plan (14)

10.13	Form of Restricted Stock Award Agreement for Executive Officers pursuant to the Omnibus Compensation Plan (15)

10.14	Amendment to Employment Agreement, dated as of December 22, 2008, by and between Metropolitan and Jose A. Guethon, M.D. (16)

10.15	Amendment to Employment Agreement, dated as of December 22, 2008, by and between Metropolitan and Robert J. Sabo (17)

10.16	Amendment to Employment Agreement, dated as of December 22, 2008, by and between Metropolitan and Roberto L. Palenzuela (18)

10.17	Independent Practice Association Agreement, dated as of August 29, 2008, by and between Metcare of Florida, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates who underwrite or administer health plans (19)

10.18	Physician Practice Management Participation Amendment, dated as of September 4, 2008, by and between Metcare of Florida, Inc. and Humana Medical Plan, Inc., Humana Health Insurance Company of Florida, Inc. and Humana Insurance Company, Employers Health Insurance Company and their affiliates who underwrite or administer health plans (20)

10.19	Integrated Delivery System Participation Agreement, dated as of April 1, 1999, by and among Miami Dade Health & Rehabilitation Services, Inc., Humana Medical Plan, Inc., PCA Health Plans of Florida, Inc., PCA Family Health Plan, Inc., Humana Health Insurance Company of Florida, Inc., Humana Insurance Company, Employers Health Insurance Company, PCA Life Insurance Company and their affiliates who underwrite and administer health benefit plans, as amended (21)

10.20	Independent Practice Association Participation Agreement, dated as of October 11, 2007, by and among Continucare Medical Management, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates that underwrite or administer health plans (22)

10.21	Independent Practice Association Participation Agreement, dated as of October 11, 2007, by and among Continucare Medical Management, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates that underwrite or administer health plans (23)

10.22	Independent Practice Association Participation Agreement, dated as of October 11, 2007, by and among Continucare Medical Management, Inc. and Humana Insurance Company, Humana Health Insurance Company of Florida, Inc., Humana Medical Plan, Inc. and their affiliates that underwrite or administer health plans (24)

21.1	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification of the Chief Executive Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document****

101.SCH	XBRL Schema Document****

101.CAL	XBRL Calculation Linkbase Document****

101.LAB	XBRL Label Linkbase Document****

101.PRE	XBRL Presentation Linkbase Document****

101.DEF	XBRL Definition Linkbase Document****

*	Previously filed as an exhibit to the Original Filing.
**	Previously furnished as an exhibit to the Original Filing
***	Filed herewith.
****	The interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. All of the interactive files have been previously furnished with the Original Filing.
(1)	Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form 8-A12B (No. 001-32361), as filed with the SEC on November 19, 2004.
(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (No. 000-2845), as filed with the SEC on September 30, 2004.
(3)	Incorporated by reference to Exhibit 10.22 of the Amendment to our Registration Statement on Form SB-2/A (No. 333-61566), as filed with the SEC on August 2, 2001. Portions of this document were omitted and were filed separately with the SEC on or about August 2, 2001 pursuant to a request for confidential treatment.
(4)	Incorporated by reference to Exhibit 10.2 to the Amendment to our Annual Report for the year ended December 31, 2003 on Form 10-K/A (No. 000-28456) filed with the SEC on July 28, 2004. Portions of this document have been omitted and were filed separately with the SEC on July 28, 2004 pursuant to a request for confidential treatment.
(5)	Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 5, 2008.
(6)	Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the SEC on April 27, 2010.
(7)	Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (No. 001-32361), as filed with the SEC on October 20, 2006.
(8)	Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K (No. 001-32361) for the year ended December 31, 2004, as filed with the SEC on March 22, 2005.
(9)	Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K (No. 001-32361) for the year ended December 31, 2005, as filed with the SEC on March 16, 2006.
(10)	Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 2, 2010.
(11)	Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 2, 2010.
(12)	Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the SEC on February 11, 2009.
(13)	Incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 6, 2008.
(14)	Incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 2, 2010.

(15)	Incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 2, 2010.
(16)	Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, as filed with the SEC on December 23, 2008.
(17)	Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, as filed with the SEC on December 23, 2008.
(18)	Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, as filed with the SEC on December 23, 2008.
(19)	Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the SEC on September 2, 2008. Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC on September 2, 2008.
(20)	Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on September 9, 2008. Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC on September 9, 2008.
(21)	Incorporated by reference to Exhibit 10.1 of Continucare’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (No. 001-12115), as filed with the SEC on November 17, 2006.
(22)	Incorporated by reference to Exhibit 10.1 of Continucare’s Current Report on Form 8-K (No. 001-12115), as filed with the SEC on October 15, 2007.
(23)	Incorporated by reference to Exhibit 10.2 of Continucare’s Current Report on Form 8-K (No. 001-12115), as filed with the SEC on October 15, 2007.
(24)	Incorporated by reference to Exhibit 10.3 of Continucare’s Current Report on Form 8-K (No. 001-12115), as filed with the SEC on October 15, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of March 2012.

METROPOLITAN HEALTH NETWORKS, INC.

By:	/s/ Michael M. Earley
Michael M. Earley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amendment to the report has been signed below by the following persons in the capacities and on the dates indicated.

March 21, 2012	/s/ Michael M. Earley
Michael M. Earley
Chief Executive Officer

March 21, 2012	/s/ Robert J. Sabo
Robert J. Sabo
Chief Financial Officer
(Principal Finance and Accounting Officer)

March 21, 2012	/s/ Michael Cahr
Michael Cahr
Director

March 21, 2012	/s/ Richard A. Franco, Sr.
Richard A. Franco, Sr.
Director

March 21, 2012	/s/ Casey Gunnell
Casey Gunnell
Director

March 21, 2012	/s/ Arthur D. Kowaloff
Arthur D. Kowaloff
Director

March 21, 2012	/s/ Mark Stolper
Mark Stolper
Director

March 21, 2012	/s/ John S. Watts, Jr.
John S. Watts, Jr.
Director