Form 10-Q
period 2012-03-31
METROPOLITAN HEALTH NETWORKS INC
filed 2012-05-08
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  001-32361

METROPOLITAN HEALTH NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0635748
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

777 Yamato Road, Suite 510 Boca Raton, Fl.	33431
(Address of principal executive offices)	(Zip Code)

(561) 805-8500
(Registrant’s telephone number, including area code)

Not Applicable
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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2012
Common Stock, $.001 par value per share	44,154,391 shares

Metropolitan Health Networks, Inc.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2012	December 31,
	(unaudited)	2011
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and equivalents	$34,446	$17,277
Investments, at fair value	1,005	1,003
Accounts receivable from customers, net	565	688
Due from HMOs, net	33,918	40,241
Deferred income taxes	906	949
Prepaid income taxes	-	3,717
Prepaid expense and other current assets	4,029	4,248
Current assets held for sale	4,588	4,017
TOTAL CURRENT ASSETS	79,457	72,140

PROPERTY AND EQUIPMENT, net	20,285	20,296
OTHER INTANGIBLE ASSETS, net	95,544	98,731
GOODWILL	262,610	262,610
DEFERRED FINANCING COSTS	9,079	9,882
OTHER ASSETS	1,173	1,100
NON-CURRENT ASSETS HELD FOR SALE	4,480	4,987
TOTAL ASSETS	$472,628	$469,746

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$625	$907
Accrued payroll and payroll taxes	3,720	6,488
Income taxes payable	962	-
Accrued expenses	4,285	5,575
Accrued interest payable	6,717	2,434
Current portion of long-term debt	13,626	12,538
Current liabilities held for sale	1,212	956
TOTAL CURRENT LIABILITIES	31,147	28,898

LONG-TERM DEBT, net of current portion and original issue discount of $11.4 million and $12.1 million at March 31, 2012 and
December 31, 2011, respectively	288,115	296,025
DEFERRED INCOME TAXES	39,227	40,175
NON-CURRENT LIABILITIES HELD FOR SALE	3	4
TOTAL LIABILITIES	358,492	365,102

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
Series A preferred stock, stated value $100 per share; 5,000 issued and
outstanding	500	500
Common stock, par value $.001 per share; 80,000,000 shares authorized;
44,088,000 and 43,751,000 issued and outstanding at March 31, 2012
and December 31, 2011, respectively	44	44
Additional paid-in capital	38,461	36,740
Accumulated other comprehensive (loss)	(256)	(110)
Retained earnings	75,387	67,470
TOTAL STOCKHOLDERS' EQUITY	114,136	104,644
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$472,628	$469,746

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
	(in thousands, except share data)
REVENUE	$195,248	$94,666

MEDICAL EXPENSE
Medical claims expense	142,621	71,130
Medical practice costs	14,732	4,355
Total Medical Expense	157,353	75,485
GROSS PROFIT	37,895	19,181

OPERATING EXPENSES
Payroll, payroll taxes and benefits	8,992	4,102
General and administrative	4,304	2,143
Marketing and advertising	155	68
Amortization of intangible assets	3,187	93
Total Operating Expenses	16,638	6,406
OPERATING INCOME	21,257	12,775
OTHER (EXPENSE) INCOME:
Interest expense	(8,226)	-
Investment income	3	182
Other expense	(3)	(5)
Total Other (Expense) Income	(8,226)	177
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	13,031	12,952
INCOME TAX EXPENSE	5,029	4,987
INCOME FROM CONTINUING OPERATIONS	8,002	7,965

LOSS FROM DISCONTINUED OPERATIONS, net of income tax benefit of $54	(85)	-
NET INCOME	7,917	7,965

OTHER COMPREHENSIVE LOSS, net of tax benefit of $92	(146)	-
COMPREHENSIVE INCOME	$7,771	$7,965

EARNINGS PER SHARE:
Basic
Income from continuing operations	$0.19	$0.20
Loss from discontinued operations	-	-
Net income	$0.19	$0.20
Diluted
Income from continuing operations	$0.18	$0.19
Loss from discontinued operations	-	-
Net income	$0.18	$0.19

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,917	$7,965
Adjustments to reconcile net income to net cash provided by/
(used in) operating activities:
Depreciation and amortization	4,064	431
Amortization of debt issuance costs and original issue discount	1,293	-
Share-based compensation expense	764	700
Excess tax benefits from stock-based compensation	(1,118)	(393)
Deferred income taxes	(810)	565
Loss from disposal of property and equipment	3	-
Unrealized gains on short-term investments	-	(56)
Changes in operating assets and liabilities:
Accounts receivable from customers, net	123	273
Due from HMOs	6,323	(5,550)
Prepaid income taxes	3,717	(1,086)
Prepaid expenses and other current assets	219	2
Change in net assets held for sale	192	-
Other assets	(73)	46
Accounts payable	(279)	(138)
Accrued payroll and payroll taxes	(2,767)	(3,576)
Income taxes payable	2,074	-
Accrued expenses	(1,292)	269
Accrued interest payable	4,283	-
Net cash provided by/(used in) operating activities	24,633	(548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(866)	(858)
Cash paid for physician practices acquired, net of cash acquired	-	(725)
Restricted cash released as security for letter of credit	-	536
Purchase of short-term investments	(3)	(661)
Net cash used in investing activities	(869)	(1,708)

CASH FLOWS (USED IN)/PROVIDED BY FINANCING ACTIVITIES:
Repayments of long-term debt	(7,552)	(80)
Excess tax benefits from stock-based compensation	1,118	393
Proceeds from exercise of stock options, net	(161)	(20)
Net cash (used in)/provided by financing activities	(6,595)	293
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	17,169	(1,963)
CASH AND EQUIVALENTS - beginning of period	17,277	10,596
CASH AND EQUIVALENTS - end of period	$34,446	$8,633

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuances of notes payable for physician practice acqusitions	$-	$420

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Metropolitan Health Networks, Inc. and subsidiaries (referred to as “Metropolitan,” “the Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2012 or future periods.

The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are medical claims payable, revenue, the impact of risk sharing provisions related to our contracts with health maintenance organizations (“HMOs”), and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events. We adjust these estimates each period as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted. Actual results may ultimately differ materially from those estimates.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying December 31, 2011 condensed consolidated balance sheet, which has been retrospectively reclassified to reflect the assets and liabilities of the sleep diagnostic business as held for sale (See Note 4), has been derived from those audited financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the condensed consolidated financial statements included in that report.

NOTE 2 - ORGANIZATION AND BUSINESS ACTIVITY

Our primary business is the operation of our provider services network (“PSN”) through our wholly owned subsidiaries, Metcare of Florida, Inc. and Continucare Corporation (“Continucare”), the latter of which we acquired on October 4, 2011.  The PSN provides and arranges for the provision of healthcare services to Medicare Advantage, Medicaid and commercially insured customers in the State of Florida. At March 31, 2012, we operated the PSN through 33 wholly-owned primary care practices, a wholly-owned oncology practice and contracts with independent physician affiliates (each an “IPA”).  As of March 31, 2012, the PSN operated in 20 Florida counties, including the counties in which the cities of Miami, Ft. Lauderdale, West Palm Beach, Tampa, Daytona and Pensacola are located.

Prior to the acquisition of Continucare, substantially all of our revenue was derived from Medicare Advantage health plans operated by Humana, Inc. or its subsidiaries (“Humana”), one of the largest participants in the Medicare Advantage program in the United States.   As a result of the acquisition of Continucare, we now have managed care agreements under the Medicare Advantage and Medicaid programs as well as commercially insured customers with several additional HMOs.  Our most significant managed care agreements continue to be Medicare Advantage risk agreements with Humana.  We also have agreements with United Healthcare of Florida, Inc. (“United”), Vista Healthplan of South Florida, Inc. and its affiliated companies, a subsidiary of Coventry Health Care, Inc. (“Coventry”), and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare” and together with Humana, United and Coventry, the “Contracting HMOs”) as well as other HMOs.  Under our HMO contracts, the substantial majority of which are risk agreements, the Contracting HMOs assign to us each member who has selected one of our physicians or IPAs as his or her primary care physician (each a “Participating Customer”).  The capitated fee is a significant percentage of the premium that the HMOs receive with respect to those Participating Customers. Under our risk agreements, we take full financial responsibility for the care of our Participating Customers and, in return, we are paid a monthly capitation fee.

We also have non-risk agreements with these HMOs.  Under our non-risk agreements, we receive a monthly fee based on the number of Participating Customers for which we are providing services and, under certain of these agreements, we also receive a percentage of the surplus generated as determined by the respective contract. The fees and our portion of the surplus are recorded as revenue in the period in which services are provided.  Under non-risk agreements, we are not responsible for the cost of medical care provided to Participating Customer.

As of March 31, 2012, we provided services to or for approximately 70,300 Participating Customers on a risk basis and approximately 8,400 Participating Customers on a non-risk basis. We also provide services to non-Participating Customers on a fee-for-service basis.

NOTE 3 – ACQUISITIONS

During 2011, we acquired Continucare as well as three physician practices. We accounted for these acquisitions as business combinations and, in accordance with U.S. GAAP, we have recorded the assets acquired and liabilities assumed at their respective fair values as of their respective acquisition dates. Our condensed consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. We did not consummate any material acquisitions during the first quarter of 2012.   In the first quarter of 2011, we acquired two IPA practices with a total of 830 Participating Customers. The total purchase price for the three practices was $1.6 million, with a portion paid in cash at closing and the balance payable over the next 18 months.

NOTE 4 – SALE OF SLEEP DIAGNOSTIC BUSINESS

The sleep diagnostic business was operated as a wholly-owned subsidiary of Continucare and was included in the acquisition of Continucare.  We do not consider the sleep diagnostic business a core business of the ongoing organization and we determined that we should focus our management efforts and resources on expanding and growing our core PSN business.  On February 27, 2012, the Board of Directors approved a plan to sell the sleep diagnostic business, and we have retained an investment banking firm to assist us with the sale process.   We expect to complete the sale before the end of 2012.

As a result, the sleep diagnostic business is reflected as a discontinued operation in the accompanying condensed consolidated financial statements and the December 31, 2011 balance sheet has been retrospectively reclassified to reflect the assets and liabilities of this business as held for sale.  We did not operate the sleep diagnostic business prior to October 4, 2011, the date of the Continucare acquisition.  Therefore, the first quarter condensed consolidated statement of income and comprehensive income for 2011 has not been retrospectively reclassified.

The current assets held for sale at March 31, 2012 are primarily cash of $1.1 million, accounts receivable of $2.3 million and inventory of $1.0 million.  Non-current assets held for sale at March 31, 2012 consist primarily of property and equipment of $1.3 million and intangible assets of $2.9 million.  Current liabilities held for sale are primarily accounts payable and accrued payroll and payroll taxes.

NOTE 5 – FINANCIAL INSTRUMENTS

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

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The fair value of the debt outstanding under our senior secured first lien credit agreement (the “First Lien Credit Agreement”) and our senior secured second lien credit agreement (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Facilities”) is the estimated amount we would have to pay to repurchase such debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date, but excluding any prepayment penalties.  Fair values are based on quoted market prices or average valuations of similar debt instruments at the balance sheet date for those debt instruments for which quoted market prices are not available.  The fair value of our long-term debt and interest rate cap are based on Level 2 inputs.  The fair value of our long-term debt at March 31, 2012 was $304.1 million.

We measure our investments at fair value. Our investments are in Level 1 and Level 2.  Cash and money market funds are Level 1 because these investments are valued using quoted market prices in active markets.  Municipal and corporate bonds are Level 2 and are valued at the recent trading value of bonds with similar credit characteristics and rates.  The fair value of our investments at March 31, 2012 was $1.0 million.

The carrying amounts of cash and cash equivalents, accounts receivable from customers, due from HMOs, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these instruments.

NOTE 6 – DERIVATIVE AND HEDGING ACTIVITIES

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we use an interest rate cap as our interest rate risk management strategy.  We entered into an interest rate cap agreement effective December 4, 2011, which provides interest rate protection in the event LIBOR exceeds 1.5%.  This interest rate cap has a notional amount of $156.3 million, which notional amount will decrease to $134.1 million over the life of the agreement, and expires on September 30, 2014.  Notwithstanding this interest rate cap, we are still subject to interest rate risk with respect to indebtedness above the notional amount of the interest rate cap and, unless we extend or replace the interest rate cap, with respect to any portion of the indebtedness outstanding after September 30, 2014.

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

The fair value of our derivative financial instruments at March 31, 2012 was $0.5 million and is classified as a noncurrent asset in the condensed consolidated balance sheets.  The amount of loss recognized in other comprehensive income on the effective portion of the interest rate cap for the three months ended  March 31, 2012 was $0.2 million, net of tax benefit of $0.09 million.  The amount of loss reclassified from other comprehensive income into interest expense in the first quarter of 2012 was not material.

NOTE 7 – REVENUE

Substantially all of our revenue is derived from risk agreements with HMOs pursuant to which the Contracting HMO pays us a monthly capitation fee for each Participating Customer.  The amount of this fee varies depending on the demographics and health status of each Participating Customer.  Under our risk agreements, we assume the economic risk of our Participating Customers’ healthcare services and related administrative costs. Revenue is recognized in the period in which our Participating Customers are entitled to receive healthcare services.  Because we have the obligation to fund medical expense, we recognize revenue and medical expense for these contracts in our financial statements. Revenue from Humana accounted for approximately 83.0% and 99.8% of our total revenue in the first quarter of 2012 and 2011, respectively.

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

At March 31, 2012, we recorded a $4.4 million receivable representing our estimate of the retroactive MRA capitation fee for the first quarter of 2012.  At December 31, 2011, we recorded a $1.5 million receivable representing our estimate of the retroactive MRA capitation fee for 2011 that we expect to receive in the summer of 2012.  The total retroactive MRA capitation fee receivable included in due from HMOs in the accompanying condensed consolidated balance sheets was $5.9 million at March 31, 2012 and $1.5 million at December 31, 2011.

At March 31, 2011, we recorded a $2.9 million receivable representing our estimate of the retroactive MRA capitation fee for the first quarter of 2011.  The retroactive mid-year adjustment related to capitation fees earned in the first quarter of 2011 was $4.9 million.  As a result, our revenue in the second quarter of 2011 included the $2.0 million difference between the originally estimated $2.9 million of retroactive revenue adjustment recorded during the first quarter of 2011 and the $4.9 million of retroactive revenue received for that period.

Our PSN’s wholly-owned medical practices also provide medical care to non-Participating Customers on a fee-for-service basis.  These services are typically billed to customers, Medicare, Medicaid, HMOs and insurance companies. Fee-for-service revenue, which is less than 0.5% of total revenue for the three months ended March 31, 2012 and 2011, is recorded at the net amount expected to be collected from the customer or from the responsible insurance company.  Often this amount is less than the charge that is billed and such discounts reduce the revenue recorded.

NOTE 8 – MEDICAL EXPENSE AND MEDICAL CLAIMS PAYABLE

Total medical expense represents the estimated total cost of providing customer care under risk agreements and is comprised of two components, medical claims expense and medical practice costs.  Medical claims expense is recognized in the period in which services are provided and includes an estimate of our obligations for medical services that have been provided to our Participating Customers but for which we have neither received nor processed claims, and for liabilities for physician, hospital and other medical expense disputes.  Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the physician practices owned by the PSN.  Medical practice costs represent the operating costs of the physician practices owned by the PSN.

We develop our estimated medical claims expense payable using an actuarial process that is consistently applied.  The actuarial process develops a range of estimated medical claims expense payable and we record the amount in the range that is our best estimate of the ultimate liability.  Each period, we re-examine previously recorded medical claims expense payable estimates based on actual claim submissions and other changes in facts and circumstances. As medical claims expense payable recorded in prior periods becomes more exact, we adjust the amount of the estimate and include the change in medical claims expense in the period in which the change is identified.  In each reporting period, our operating results include a change from the effects of more completely developed medical claims expense payable estimates associated with previously reported periods. While we believe our estimated medical claims expense payable is adequate to cover future claim payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded. Medical claims expense payable is included in the due from HMOs in the accompanying condensed consolidated balance sheets.

Total medical expense is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Estimated medical expense for the period, excluding prior period claims development	$160,176	$78,059
(Favorable) prior period medical claims development in current period based on actual claims submitted	(2,823)	(2,574)

Total medical expense for the period	$157,353	$75,485

Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense in the reporting period.

Under our risk agreements, we are responsible for substantially all of the cost of all medical services provided to our Participating Customers.  To the extent that Participating Customers require more frequent or expensive care than was anticipated, the capitation fee we receive may be insufficient to cover the costs of care provided. When it is probable that expected future healthcare and maintenance costs will exceed the anticipated revenue under the agreement, we would recognize a premium deficiency liability in current operations. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as future operating losses under these contracts are charged to the liability previously established. There was no premium deficiency liability recorded at March 31, 2012 or December 31, 2011, and we do not anticipate recording a premium deficiency liability, except when, or if, unanticipated adverse events or changes in circumstances indicate otherwise.

NOTE 9 – DUE FROM HMOs

The due from HMOs account is used to record the net amount due to us as a result of activity between us and the Contracting HMOs.  These transactions include, among other things, capitation fees due to us from the Contracting HMOs, retroactive capitation fee payments due to us from the Contracting HMOs, claim payments made by the Contracting HMOs on our behalf, and estimated medical claims expense payable.

Amounts due from HMOs, net consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Due from HMOs	$82,263	$80,324
Due to HMOs	(48,345)	(40,083)
Total due from HMOs	$33,918	$40,241

Under our agreements with the Contracting HMOs, we have the right to offset certain sums owed to us against certain sums we owe under the agreements and each Contracting HMO has a comparable right.  In the event we owe funds after any such offset, we are required to pay the shortfall to the Contracting HMO upon notification of such deficit and the Contracting HMO may offset future payments to us under the applicable agreement by such deficit.

Included in due from HMOs at March 31, 2012 is a $5.9 million receivable representing a $4.4 million estimate of the retroactive MRA capitation fee for the first quarter of 2012 and a $1.5 million receivable representing our estimate of the retroactive MRA capitation fee for 2011.  We expect to receive these estimated amounts in the summer of 2012.

NOTE 10 – INCOME TAXES

We applied an estimated effective income tax rate of 38.6% and 38.5% for the three months ended March 31, 2012 and 2011, respectively.

We are subject to income taxes in the U.S. federal jurisdiction and the state of Florida.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.  We have utilized all of our available net operating loss carry forwards, including net operating loss carry forwards related to years prior to 2006.  These net operating losses are open for examination by the relevant taxing authorities.  The statute of limitations for the federal and state 2008 tax years will expire in the next twelve months.

NOTE 11 – STOCKHOLDERS’ EQUITY

During the first quarter of 2012 and 2011, our Board of Directors approved the issuance to employees of 234,000 and 240,000 restricted shares of common stock and options to purchase 1.3 million and 800,000 shares of common stock, respectively. The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date.  Compensation expense related to the restricted stock and options will be recognized ratably over the vesting period.

We have a stock repurchase plan pursuant to which our Board of Directors authorized us to repurchase up to 25 million shares of our common stock. During the three months ended March 31, 2012 and 2011, we did not repurchase any shares of common stock.  From October 6, 2008 (the date of our first repurchases under the plan) through March 31, 2012, we repurchased 14.0 million shares and options to purchase 684,200 shares of our common stock for $28.3 million. The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.  The total shares that may yet be repurchased under the plan at May 2, 2012 is 10.3 million.  We have the right to repurchase $15.0 million of stock during the term of the Credit Facilities generally not to exceed $5.0 million per year.

NOTE 12 – EARNINGS PER SHARE

Earnings per share, basic is computed using the weighted average number of common shares outstanding during the period.  Earnings per share, diluted is computed using the weighted average number of common shares outstanding during the period, adjusted for incremental shares attributed to outstanding options, convertible preferred stock and unvested shares of restricted stock.

Earnings per share, basic and diluted are calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Income from continuing operations	$8,002	$7,965
Less: Preferred stock dividend	(13)	(13)
Income available to common stockholders	$7,989	$7,952

Loss from discontinued operations	$(85)	$-
Denominator:
Weighted average common shares outstanding	42,884	39,770
Basic earnings per share from continuing operations	$0.19	$0.20

Basic loss per share from discontinued operations	$-	$-

Income available to common stockholders	$7,989	$7,952
Add: Preferred stock dividend	13	13
Income available to common stockholders, diluted	$8,002	$7,965

Denominator:
Weighted average common shares outstanding	42,884	39,770
Common share equivalents of outstanding stock:
Convertible preferred stock	185	301
Unvested restricted stock	534	577
Options	1,789	1,313
Weighted average common shares outstanding	45,392	41,961
Diluted earnings per share from continuing operations	$0.18	$0.19
Diluted loss per share from discontinued operations	$-	$-

The following securities were not included in the computation of diluted earnings per share at March 31, 2012 and 2011 as their effect would be anti-dilutive (in thousands):

	Three Months Ended March 31,
Security Excluded From Computation	2012	2011
Stock Options	401	366
Unvested restricted stock	72	85

NOTE 13 – COMMITMENTS AND CONTINGENCIES

We are party to various legal proceedings which are ordinary and routine litigation incidental to our business.  We do not view any of these ordinary and routine legal proceedings as material.

We maintain professional liability policies with a captive insurance company of which we are a member, and with commercial insurance companies.   At March 31, 2012, we were not aware of any claims that will exceed our coverage.

Six putative class action lawsuits were filed in connection with the Continucare transaction.  The complaints in each of these suits alleged a claim against the members of Continucare’s board of directors for breach of fiduciary duty and a claim against Continucare, Metropolitan, and CAB Merger Sub, Inc. (a wholly-owned subsidiary of Metropolitan formed for purposes of completing the merger) for aiding and abetting the individual defendants’ alleged breach of fiduciary duty.  The complaints in five of these lawsuits also alleged that the disclosure contained in the Proxy Statement or Registration Statement on Form S-4 originally filed by us on July 11, 2011 regarding the pending merger was inadequate.  All six of the complaints sought to enjoin the now completed transaction between Continucare and Metropolitan, as well as attorneys’ fees. Two of these complaints also sought rescission.  And three of these complaints also sought rescission and money damages.  On July 28, 2011 the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida entered an order consolidating all six actions arising from the Metropolitan Health/Continucare proposed transaction (the “Consolidated Action”).  The parties executed a Memorandum of Understanding (the "MOU") on August 12, 2011 with Plaintiff's Lead Counsel regarding the settlement of the Consolidated Action.  The parties entered a stipulation of settlement on November 21, 2011 and, on November 29, 2011, the court entered an order preliminarily approving the settlement, conditionally certifying a settlement class and ordering that notice be provided to Continucare shareholders. On February 24, 2012, the court entered a Final Judgment and Order that resolved and dismissed with prejudice all of the claims that were or could have been brought in the Consolidated Action, including all claims relating to the merger transaction, the merger agreement, and any disclosure made in connection therewith.  In addition, the court entered an award of attorneys’ fees and expenses of $350,000 to Plaintiff’s Lead Counsel to be paid by Continucare or its successor.  We paid $100,000 of this amount during the first quarter of 2012 and the balance was covered by insurance.

The Centers for Medicare and Medicaid Services (“CMS”) has been auditing Medicare Advantage plans for compliance by the plans and their providers with proper coding practices.  The Medicare Advantage plans audited include both plans selected at random, as well as plans targeted for review based on a studied analysis of plans that have experienced significant increases in risk scores.  CMS's targeted medical reviews can result in payment adjustments and in February 2012, CMS indicated that, starting with payment year 2011, payment adjustments will not be limited to risk scores for the specific beneficiaries for which errors are found but may be extrapolated to the entire Medicare Advantage plan subject to a particular CMS contract.  Although CMS has described its audit process as plan year specific, CMS has not specifically stated that payment adjustments as a result of one plan year's audit will not be extrapolated to prior plan years.  There can be no assurance that a Contracting HMO will not be randomly selected or targeted for review by CMS.  In the event that a Medicare Advantage plan of a Contracting HMO is selected for a review, there can be no assurance that the outcome of such a review will not result in a material adjustment in our revenue and profitability, even if the information we submitted to the plan is accurate and supportable.  Since the CMS rules, regulations and statements regarding this audit program are still not well defined in some respects, there is also a risk that CMS may adopt new rules and regulations that are inconsistent with their existing rules, regulations and statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011, INCLUDING THE FINANCIAL STATEMENTS AND NOTES THERETO, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THAT APPEAR ELSEWHERE IN THIS REPORT.

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

●	our ability to adequately predict and control medical expense and to make reasonable estimates and maintain adequate accruals for estimated medical claims expense payable; and

●	our ability to make reasonable estimates of Medicare retroactive capitation fee adjustments.

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.  The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

●
our ability to integrate the operations of Continucare or other entitties, if any, that we may acquire in the future, and to realize any anticipated revenues, economies of scale, cost synergies or productivity gains in connection with our acquisition of Continucare and any other entity, if any, that we may acquire in the future, including the potential for unanticipated issues, expenses and liabilities associated with those acquisitions and the risk that Continucare or such other acquired entities, if any, fail to meet its expected financial and operating targets;

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

●	the potential for dilution to our shareholders as a result of our acquisition of Continucare;

●	our ability to operate pursuant to the terms of our Credit Facilities and to meet all financial covenants;

●	reductions in premium payments to Medicare Advantage plans;

●	the loss of, or a material negative amendment, to any of our significant contracts;

●	disruptions in the PSN’s or any Contracting HMO’s healthcare provider network;

●	failure to receive accurate and timely revenue, claim, membership and other information from the Contracting HMOs;

●	our ability to sell the sleep diagnostic business;

●	future legislation and changes in governmental regulations;

●	increased operating costs;

●	reductions in government funding of the Medicare program and changes in the political environment that may affect public policy and have an adverse impact on the demand for our services;

●	the impact of Medicare Risk Adjustments on payments we receive from Contracting HMOs;

●	the impact of the Medicare prescription drug plan on our operations;

●	general economic and business conditions;

●	increased competition;

●	the relative health of our Participating Customers;

●	changes in estimates and judgments associated with our critical accounting policies;

●	federal and state investigations;

●	our ability to successfully recruit and retain key management personnel and qualified medical professionals; and

●	impairment charges that could be required in future periods.

Additional information concerning these and other risks and uncertainties is contained in our filings with the United States Securities and Exchange Commission (the “Commission”), including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

BACKGROUND

Our primary business is the operation of a provider services network (“PSN”) through our wholly owned subsidiaries, Metcare of Florida, Inc. and Continucare Corporation (“Continucare”), the latter of which we acquired on October 4, 2011.  The PSN provides and arranges for the provision of healthcare services to Medicare Advantage, Medicaid and commercially insured customers in the State of Florida.  At March 31, 2012, we operated the PSN through our 33 wholly-owned primary care practices, a wholly-owned oncology practice, and contracts with independent physician affiliates (each an “IPA”).  As of March 31, 2012, the PSN operated in 20 Florida counties, including the counties in which the cities of Miami, Ft. Lauderdale, West Palm Beach, Tampa, Daytona and Pensacola are located.

Humana Agreements

Pursuant to our agreements with Humana (the “Humana Agreements”), at March 31, 2012, the PSN provided or arranged for the provision of healthcare services to Medicare Advantage, Medicaid and commercial customers in 20 Florida counties and has contract rights to expand its service offerings to an additional 12 Florida counties.

 Our PSN assumes full financial responsibility for the provision or management of all necessary medical care for each Participating Customer covered by the Humana Agreements (each a “Humana Participating Customer”), even for services we do not provide directly. For approximately 25,500 Humana Participating Customers, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers.  For the remaining Humana Participating Customers, our PSN is responsible for the cost of all medical care provided, including the cost of inpatient hospital services. In return for the provision of these medical services, our PSN receives from Humana a capitation fee for each Humana Participating Customer established pursuant to the Humana Agreements.  The amount we receive from Humana represents a substantial percentage of the monthly premiums received by Humana from the Centers for Medicare and Medicaid Services (“CMS”) or the State of Florida with respect to Humana Participating Customers.

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

Humana may immediately terminate a Humana Agreement and/or the services of any individual physician in our primary care physician network if:  (i) the PSN or such physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) Humana loses its authority to do business in total or as to any limited segment or business provided that, in the event of a loss of authority with respect to a limited segment, Humana may only terminate a Humana Agreement as to that segment;  (iii) the PSN or such physician violates certain provisions of Humana’s policies and procedures manual; and  (iv) under certain of the Humana Agreements, the PSN or any of its physicians fails to meet Humana’s credentialing or re-credentialing criteria or is excluded from participation in any federal healthcare program.

In addition to the foregoing termination provisions, each of the Humana Agreements permits the PSN or Humana to terminate any such agreement upon 60 to 90 days prior written notice (subject to certain cure periods) in the event the other party breaches other provisions of the agreement.

Under most of the Humana Agreements, our subsidiary that is party to such agreement and its affiliated providers are generally prohibited, during the term of the applicable agreement plus one year, from: (i) engaging in any activities which are in competition with Humana’s health insurance, HMO or benefit plans business; (ii) having a direct or indirect interest in any provider sponsored organization or network which administers, develops, implements or sells government sponsored health insurance or benefit plans; (iii) contracting or affiliating with another licensed managed care organization for the purpose of offering and sponsoring HMO, preferred provider organization (“PPO”) or point of service (“POS”) products where such subsidiary and/or its affiliated providers obtain an ownership interest in the HMO, PPO or POS products to be marketed; and (iv) under certain provisions of the Humana Agreements, entering into agreements with managed care entities, insurance companies, or provider sponsored networks for the provision of healthcare services to Medicare HMO, POS and/or replacement Participating Customers at the same office sites or within five miles of the office sites where services are provided to the Humana Plan Customers.

In addition, under the Humana Agreements covering a majority of the areas we serve, or are eligible to serve our subsidiary that is party to any such agreement and/or its participating physicians and affiliated entities (including us) are prohibited from entering into a risk contract with any non-Humana Medicare Advantage HMO or provider sponsored organization in the counties subject to the agreement.  These restrictions lapse between January 1, 2013 and January 1, 2015, as applicable, and are not applicable to certain previously established contracts our subsidiaries have with non-Humana HMOs with respect to a number of designated counties.

In addition, under each of our Humana Agreements, our subsidiary that is party to any such agreement and/or its participating physicians and affiliated entities (including us) are prohibited from causing groups of Medicare Participating Customers assigned to an individual physician to disenroll from a Humana plan and to enroll in a competing HMO plan.

Agreements With Other HMOs

As of March 31, 2012, the PSN also had agreements to provide or arrange for the provision of medical services to Participating Customers of other Medicare Advantage plans including those offered by United, Coventry and Wellcare.  The majority of such services are provided on a risk basis pursuant to which our PSN receives a capitated fee with respect to each of these Participating Customers.

Our agreements with United, Coventry and Wellcare have one-year terms expiring between June 30, 2012 and December 31, 2012, subject to automatic renewal for an additional one-year term each unless either party provides the other with 60, 90 or 120 days’ notice of its intent to terminate such agreement, as applicable.  These agreements are generally subject to the same type of amendment, termination, non-solicitation and/or non-competition provisions as those included in the Humana Agreements.

Our Physician Network

At March 31, 2012, the 33 primary care practices owned and operated by the PSN were responsible for providing and arranging for medical care to 55.6% of the PSN’s Participating Customers.

The PSN contracts with IPAs to provide and manage care for our remaining Participating Customers.  Some of these contracts provide for payment to the provider of a fixed per customer per month (“PCPM”) amount and require the provider to provide all the necessary primary care medical services to Participating Customers.  The monthly amount is negotiated and is subject to change based on certain quality of service metrics.  Other contracts provide for payments on a fee-for-service basis, pursuant to which the provider is paid only for the services provided.

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

Insurance Arrangements

To mitigate our exposure to high cost medical claims under our risk agreements, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  At March 31, 2012, for 58.5% of our Participating Customers under risk agreements, we purchase reinsurance through the HMOs with which we contract. The HMOs charge us a per customer per month fee that limits our healthcare costs for any individual Participating Customer. Healthcare costs in excess of an annual deductible, which generally ranges from $30,000 to $40,000 per Participating Customer, are paid directly by the HMOs and we are not entitled to and do not receive any related insurance recoveries.

The remaining Participating Customers are covered under one policy with an annual per customer deductible of $250,000 in 2012 and $225,000 in 2011.  Reinsurance recoveries under these policies are remitted to us and are recorded as a reduction to medical claims expense.

All policies have a maximum annual benefit per customer of $1.0 million.  Although we maintain insurance of the types and in the amounts that we believe are reasonable, there can be no assurances that the insurance policies maintained by us will insulate us from material expenses and/or losses in the future.

Healthcare Reform Legislation

The healthcare reform legislation described below is not directly applicable to us since we are not a Medicare Advantage plan.  However, this legislation will directly impact Medicare Advantage plans such as those offered by the Contacting HMOs, and, therefore, are expected to indirectly affect PSNs such as ours.

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

There are numerous steps required to implement the Reform Acts, and Congress may seek to alter or eliminate some of their provisions.  Numerous legal challenges have also been raised to the Reform Acts that could alter or eliminate certain provisions.  The United States Supreme Court reviewed challenges to the Reform Acts in March 2012, including whether, if the health insurance mandate is not constitutional, all or some other portions of the Reform Acts are not severable and cannot be implemented.  A decision is expected by the end of June 2012. Furthermore, various health insurance reform proposals are also emerging at the state level.  Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance reforms will be implemented at the federal or state level.

For additional information on the Reform Acts see “Business - Healthcare Reform Legislation in 2011 and 2010” and “Risk Factors -  Reductions in Funding for Medicare Programs and Other Provisions Under the Recent Healthcare Reform Legislation…” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2011.  Included within these policies are certain policies that contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011

Summary

Net income for the first quarter of 2012 was $7.9 million compared to $8.0 million in the first quarter of 2011.   Although our gross profit increased by $18.7 million, net income for the quarter decreased as compared to the same period in 2011 primarily as a result of an increase in operating expenses of $10.2 million, including amortization expense of $3.1 million and interest expenses of $8.2 million.

Basic and diluted earnings per share on both net income and income from continuing operations were $0.19 and $0.18, respectively, for the first quarter of 2012 as compared to $0.20 and $0.19, respectively, for the same period in 2011.  The decrease in earnings per share in 2012 is primarily a result of an increase in our weighted average shares outstanding. Basic and diluted loss from discontinued operations in the first quarter of 2012 was less than a penny a share.

Revenue for the first quarter of 2012 was $195.2 million compared to $94.7 million for the first quarter of 2011, an increase of $100.5 million or 106.1%.   The increase in revenue was primarily attributable to Participating Customers added with the acquisition of Continucare, as well as the net addition of approximately 7,000 net new Participating Customers since December 31, 2011.

Total medical expense for the first quarter of 2012 was $157.4 million compared to $75.5 million in the first quarter of 2011, an increase of approximately $81.9 million or 108.5%.  The addition of the Continucare Participating Customers, the net increase in new Participating Customers, the addition of the 19 Continucare medical practices and an increase in benefits, medical cost inflation and utilization contributed to this increase.

Gross profit was $37.9 million in the first quarter of 2012 as compared to $19.2 million for the same quarter in 2011, an increase of $18.7 million or 97.4%.

The medical expense ratio (“MER”), which is computed by dividing total medical expense by revenue, was 80.6% in the first quarter of 2012 compared to 79.7% in the first quarter of 2011.  This measure represents a statistic used to measure gross profit.  A portion of the increase in the MER is due to the net addition of approximately 7,000 Participating Customers since December 31, 2011.  New customers, particularly those coming from a fee-for-service environment, generally have lower risk scores and, therefore, lower capitation payments than individuals who have been Participating Customers for a period of time.  New customers can, initially, also have higher medical costs as we work with them to develop and plan to manage their medical care.

Operating expenses increased to $16.6 million in the first quarter of 2012 as compared to $6.4 million for the same period in 2011, an increase of $10.2 million or 159.4%.  The increase in operating expenses is primarily due to an increase in payroll, payroll taxes and benefits of $4.9 million and an increase in general and administrative expense of $2.2 million.  These increases primarily related to the operations of Continucare.  In addition, amortization of intangible assets increased by $3.1 million.

Other expense increased by $8.4 million due primarily to an increase in interest expense of $8.2 million in the first quarter of 2012 related to the debt used to finance the Continucare acquisition.

Income before income taxes from continuing operations in each of the first quarters of 2012 and 2011 was $13.0 million.

The loss from discontinued operations of $0.1 million in the first quarter of 2012 represents losses incurred by the sleep diagnostic business during the first quarter of 2012, net of an income tax benefit.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services as of March 31, 2012 and 2011 and (ii) the aggregate customer months for the first quarter of both 2012 and 2011.  Customer months are the aggregate number of months of healthcare services we have provided to customers during a period of time.

	Participating Customers at March 31,		Participating Customer Months In The Quarter Ended March 31,		Percentage Increase In Participating
	2012	2011	2012	2011	Customer Months
Risk arrangements	70,300	34,200	210,600	102,800	104.9%
Non-risk arrangements	8,400	-	25,700	-	N/A
	78,700	34,200	236,300	102,800	129.9%

From December 31, 2011 to March 31, 2012, the number of Participating Customers has increased by approximately 7,000.

The following table sets forth the number of Participating Customers by program at March 31, 2012 and March 31, 2011:

	Participating Customers March 31		Percentage Increase in Participating
	2012	2011	Customers
Medicare Advantage	61,800	34,200	80.7%
Medicaid	13,300	-	-
Commercial	3,600	-	-
	78,700	34,200	130.1%

The increase in total customer months for the first quarter of 2012 as compared to the same period in 2011 is primarily a result of the Participating Customers added with the Continucare acquisition.  We also realized new enrollments and transfers from other physician’s practices reduced by disenrollments, deaths, Participating Customers moving from the covered areas, Participating Customers transferring to another physician practice or Participating Customers making other insurance selections.

Revenue

The most significant component of our revenue is the revenue we generate from Medicare Advantage risk arrangements with the Contracting HMOs. This revenue increased by $91.0 million, or 96.4%, during the first quarter of 2012 as compared to the same period in 2011. The increase in revenue is primarily attributable to Participating Customers added with the acquisition of Continucare, as well as the net addition of approximately 7,000 Participating Customers since December 31, 2011.

Our PCPM Medicare risk revenue increased by $93 in the first quarter of 2012 compared to the same period in 2011.  The increase in our PCPM revenue was primarily generated by the acquisition of Continucare, which realizes higher rates in Miami-Dade County than we realize in our other service areas, and increases in our capitation payments as a result of changes in the Medicare risk adjustment scores of our Participating Customers.

Periodically, we receive retroactive adjustments to the capitation fees paid to us based on the updated MRA scores of our Participating Customers.  At March 31, 2012 and 2011, we recorded estimates for retroactive capitation fee payments of $4.4 million and $2.9 million, respectively.   We expect to be notified of the actual 2012 first quarter retroactive capitation fee adjustment in the summer of 2012.  In July 2011, we were notified that the retroactive mid-year adjustment related to capitation fees earned in the first quarter of 2011 was $4.9 million.  As a result, our revenue in the second quarter of 2011 included the $2.0 million difference between the originally estimated $2.9 million of retroactive revenue adjustment recorded during the first quarter of 2011 and the $4.9 million of retroactive revenue received for that period.

CMS recently announced the base rates for Medicare Advantage Plans for 2013.  Based on information published by CMS, and assuming that the quality ratings of the Contracting HMOs’ plans do not change, we believe that the capitation payments we receive under our percentage of premium arrangements with our Contracting HMOs for our Medicare Advantage patients will be reduced by approximately 0.6% effective January 1, 2013, before taking into account any adjustments resulting from changes in Medicare risk adjustment scores.

Fee-for-service revenue represents amounts earned from medical services provided to non-Participating Customers in our owned medical practices. Fee-for-service revenue represents less than 0.5% of our total revenue for the quarters ended March 31, 2012 and March 31, 2011.

Total Medical Expense

Total medical expense represents the estimated total cost of providing medical care and is comprised of two components, medical claims expense and medical practice costs.  Medical claims expense is recognized in the period in which services are provided and includes an estimate of our obligations for medical services that have been provided to our Participating Customers but for which we have neither received nor processed claims, and for liabilities for physician, hospital and other medical expense disputes.  Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the IPAs and physician practices owned by the PSN (collectively “Non-Affiliated Providers”).  Medical practice costs represent the operating costs of the physician practices owned by the PSN.

We develop our estimated medical expense payable by using an actuarial process that is consistently applied.  The actuarial process develops a range of estimated medical claims expense payable and we record the amount in the range that is our best estimate of the ultimate liability.  Each period, we re-examine previously recorded medical claims expense payable estimates based on actual claim submissions and other changes in facts and circumstances. As medical claims expense payable recorded in prior periods become more exact, we adjust the amount of the estimate and include the change in medical expense in the period in which the change is identified.  In each reporting period, our operating results include a change in medical expense from the effects of more completely developed medical claims expense payable estimates associated with previously reported periods. While we believe our estimated medical claims expense payable is adequate to cover future claims payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded.

Total medical expense and the MER are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Estimated medical expense for the period, excluding prior period claims development	$160,176	$78,059
(Favorable) prior period medical claims development in current period based on actual claims submitted	(2,823)	(2,574)

Total medical expense for period	$157,353	$75,485

Medical Expense Ratio for period	80.6%	79.7%

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

Total medical expense in the first quarter of 2012 increased by $81.9 million, or 108.5%, to $157.4 million from $75.5 million in the first quarter of 2011.  Medical claims expense, which is the largest component of medical services expense, increased by $71.5 million, or 100.6%, to $142.6 million in 2012 from $71.1 million in 2011, primarily due to the acquisition of Continucare, the net increase of new customers in 2012 and the addition of the 19 Continucare medical practices.

Our PCPM Medicare risk expense increased by $50 in the first quarter of 2012 compared to the same period in 2011.  The increase in our PCPM expense was primarily generated by the acquisition of Continucare.  The counties in which Continucare operates, particularly Miami-Dade County, have higher costs than those in most of the counties in which we had operated.  This increase is less than the increase in PCPM Medicare risk revenue for the same period (see discussion above).

The MER in the first quarter of 2012 was 80.6% as compared to 79.7% for the same period in 2011.  The increase was primarily due to our total medical expense, which includes medical practice costs, increasing at a greater rate than the increase in revenue.

Medical practice costs include the salaries, taxes and benefits of the PSN’s employed health professionals and staff providing primary care services, the costs associated with the operations of our wholly-owned medical practices.  Medical practice costs increased by $10.3 million, or 234.1%, to $14.7 million in the first quarter of 2012 from $4.4 million in the first quarter of 2011.  The increase in medical practice costs was primarily a result of our acquisition of Continucare with its 19 wholly-owned centers.

At March 31, 2012, we determined that the range for estimated medical claims payable was between $44.7 million and $49.9 million and we recorded a liability of $47.1 million, which is included in due from HMOs, net.  Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Operating Expenses

The following table provides information regarding the various items which comprise operating expenses (dollar amounts in thousands).

	Three Months Ended March 31,			%
	2012	2011	Increase	Change
Payroll, payroll taxes and benefits	$8,992	$4,102	$4,890	119.2%
Percentage of total revenue	4.6%	4.3%
General and administrative	4,304	2,143	2,161	100.8%
Percentage of total revenue	2.2%	2.3%
Marketing and advertising	155	68	87	127.9%
Percentage of total revenue	0.1%	0.1%
Amortization of intangible assets	3,187	93	3,094	3326.9%
Percentage of total revenue	1.6%	0.1%
Total other operating expenses	$16,638	$6,406	$10,232	159.7%

Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salary and related costs associated with our corporate level executives, administrative, transportation and call center personnel.  The increase in 2012 is primarily a result of the inclusion of Continucare’s executive, administrative, transportation and call center payroll, payroll taxes and benefits of $4.1 million.

General and Administrative

This increase in general and administrative expenses in the first quarter of 2012 is primarily a result of the inclusion of Continucare’s general and administrative costs which were $1.5 million.

Marketing and Advertising

Marketing and advertising costs increased in the first quarter of 2012 compared to the first quarter of 2011 due primarily to the inclusion of Continucare’s marketing and advertising costs.

Amortization of Intangibles

The increase in amortization is a result of the intangible assets acquired in connection with the acquisition of Continucare.

Other (Expense) Income

We recognized other expense of $8.2 million in the first three months of 2012 compared to other income of $0.2 million for the same period in 2011.  The increase in other expense is primarily due to $8.2 million of interest expense related to the debt incurred in connection with the Continucare acquisition.

Income taxes

Our estimated effective income tax rate was 38.6% and 38.5% in the first quarter of 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Cash, cash equivalents and short-term investments at March 31, 2012 totaled $35.5 million as compared to $18.3 million at December 31, 2011.  As of March 31, 2012, we had working capital of $48.3 million as compared to working capital of $43.2 million at December 31, 2011, an increase of $5.1 million or 11.8%.  Our total stockholders’ equity was $114.1 million at March 31, 2012 and $104.6 million at December 31, 2011.

During the first quarter of 2012, our cash and equivalents increased to $34.4 million compared to $17.3 million at December 31, 2011.   Net cash provided by operating activities during the quarter was approximately $24.6 million. The most significant sources of cash from operating activities were:

● net income of $7.9 million;
● a decrease in due from HMOs, net, of $6.3 million;
● an increase in accrued interest payable of $4.3 million; and
● a decrease in prepaid income taxes of $3.7 million.

These sources of cash were partially offset by a decrease in accrued payroll and payroll taxes of $2.8 million as a result of the payment in the first quarter of 2012 of the employee bonuses which were accrued at December 31, 2011.

Net cash used in investing activities for the quarter ended March 31, 2012 was $0.9 million which primarily related to capital expenditures.

Net cash used by financing activities for the quarter ended March 31, 2012 was approximately $6.6 million.  This was primarily a result of the repayment of the $5.0 million of borrowings under the revolving loan facility and a $2.4 million payment on our First Lien Term Loan Facility (see below).  These uses were partially offset by the excess tax benefits from stock based compensation of $1.1 million.

Adjusted EBITDA From Continuing Operations

The following table presents our Adjusted EBITDA from continuing operations (Non-GAAP measure) for the three months ended March 31, 2012 and 2011, as well as a reconciliation of Adjusted EBITDA from continuing operations to the reported income from continuing operations for such periods (in thousands):

	Three Months Ended March 31,
	2012	2011
Income from continuing operations	$8,002	$7,965
Income tax expense	5,029	4,987
Net interest expense (income)	8,223	(182)
Depreciation and amortization	4,064	431
Stock-based compensation	764	700
Adjusted EBITDA From Continuing Operations	$26,082	$13,901

Adjusted EBITDA from continuing operations is not defined under U.S. GAAP and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA from continuing operations, along with other U.S. GAAP measures, as a measure of profitability because Adjusted EBITDA from continuing operations helps us to compare our performance on a consistent basis by removing from our operating results from continuing operations the impact of our capital structure, the accounting methods used to compute depreciation and amortization and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA from continuing operations is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA from continuing operations provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our income which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us.  Adjusted EBITDA from continuing operations has limitations as a profitability measure in that it does not include the interest expense on our debt, our provisions for income taxes, the effect of our expenditures for capital assets, and the effect of non-cash stock-based compensation expense.

Credit Facilities

We entered into a senior secured First Lien Credit Agreement and a secured Second Lien Credit Agreement on October 4, 2011.   These facilities are guaranteed jointly and severally by substantially all of our existing and future subsidiaries (the “Guarantors”) and are secured by a first-priority and second-priority security interest, respectively, in substantially all of our and the Guarantors’ existing and future assets

First Lien Credit Agreement

The First Lien Credit Agreement provides for a $240.0 million first lien term loan facility and a $40.0 million revolving loan facility (including subfacilities for up to $15.0 million for letters of credit and $5.0 million for same day, “swingline,” borrowings).  These loans bear interest at a variable rate that is currently equal to 7.0% for term loan borrowings and 6.5% for revolving loan borrowings.  As of March 31, 2012, we had $237.6 million outstanding under our first lien term loan facility.  No amount was outstanding under our revolving loan facility.  As of March 31, 2012, we had $35.4 million available for borrowing under our revolving loan facility.

Borrowings under the First Lien Term Loan Facility are subject to quarterly principal amortization at the following rates: 5.0% of the $240.0 million principal amount the first year, 7.5% the second year, 10.0% the third year, and 12.5% for each of the fourth and fifth years.  The balance of all borrowings under the first lien term loan facility is due and payable on the maturity date of October 4, 2016.

We may prepay the term loans or permanently reduce the revolver commitment under the First Lien Facilities at any time without penalty.  Commencing for the year ended December 31, 2012, we will also be required to make prepayments on an annual basis (subject to certain basket amounts and exceptions), in an amount equal to 75.0% of our excess cash flow (defined as cash flow less scheduled principal and interest payments, cash taxes, and any increase in working capital, plus any decrease in working capital) less any voluntary prepayments made during the applicable year, with a reduction to 50.0% based on achievement of a total leverage ratio (defined as the ratio of our aggregate outstanding indebtedness to our adjusted income before stock-based compensation, interest, taxes, depreciation and amortization) not exceeding 2.00x as of the last day of each year.  We also must make prepayments of 25-50% of the net proceeds from publicly offered equity issuances as well as 100% of the net proceeds from asset sales, debt issuances (other than to the extent permitted under the First Lien Credit Agreement) and extraordinary receipts, as defined.

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

Second Lien Credit Agreement

The Second Lien Credit Agreement provides for a $75.0 million second lien term loan facility.  This loan bears interest at a variable rate that is currently equal to 13.5%. As of March 31, 2012, we had $75.0 million outstanding under our second lien term loan facility.  Borrowings under the Second Lien Credit Agreement are generally due and payable on the maturity date, October 4, 2017.

Prior to the repayment of all borrowings under the First Lien Credit Agreement, we may not prepay any borrowings under the Second Lien Credit Agreement without the prior consent of the First Lien Lenders.  To the extent a prepayment of borrowings under the Second Lien Credit Agreement is permitted, we will be required to pay prepayment penalties of 2-5% and, if the prepayment is made prior to May 4, 2013, we will be required to pay a make-whole payment equal to the estimated, discounted net present value of any interest payments that would have been made on or prior to such date but are avoided as a result of the prepayment.

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

Interest Rate Cap

Effective December 4, 2011, we entered into an interest rate cap agreement pursuant to which we will be entitled to receive certain payments in the event the LIBOR rate on the First and Second Lien Credit Agreements exceeds 1.5%.  The notional amount of the interest rate cap, which expires on September 30, 2014, is $156.3 million and will decrease to $134.1 million over the life of the agreement.  The effect of this interest rate cap is to hedge our risk of a rise in the LIBOR rate above 1.5% with respect to a portion of the outstanding indebtedness under the First Lien Credit Agreement and the Second Lien Credit Agreement equal to the notional amount of the cap.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices.  We do not currently have any trading derivatives nor do we expect to have any in the future.  We have established policies and internal processes related to the management of market risks, which we use in the normal course of our business operations.  Our market risk profile has not changed significantly during the first three months of 2012.

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

The interest rate on our borrowings under the Credit Agreements can fluctuate based on both the interest rate option (i.e., base rate or LIBOR rate plus applicable margins) and the interest period. As of March 31, 2012, the total amount of outstanding debt subject to interest rate fluctuations was $312.6 million. A hypothetical 100 basis point change in LIBOR as of the date of the Agreement would have no impact on interest expense due to the LIBOR floor contained in the Credit Agreement.  Effective December 4, 2011, we entered into an interest rate cap which provides protection against increases in the LIBOR rate above 1.5%.  The notional amount of the cap is $156.3 million decreasing to $134.1 million over the life of the agreement.  The interest rate cap expires on September 30, 2014.

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue and EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired.  We also consider the market value of our own stock and those of companies similar to ours.   At March 31, 2012, we believe our intangible assets are recoverable; however, changes in the economy, the business in which we operate, and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended March 31, 2012.

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

Six putative class action lawsuits were filed in connection with the Continucare transaction.  The complaints in each of these suits alleged a claim against the members of Continucare’s board of directors for breach of fiduciary duty and a claim against Continucare, Metropolitan, and CAB Merger Sub, Inc. (a wholly-owned subsidiary of Metropolitan formed for purposes of completing the merger) for aiding and abetting the individual defendants’ alleged breach of fiduciary duty. The complaints in five of these lawsuits also alleged that the disclosure contained in the Proxy Statement or Registration Statement on Form S-4 originally filed by us on July 11, 2011 regarding the pending merger was inadequate.  All six of the complaints sought to enjoin the now completed transaction between Continucare and Metropolitan, as well as attorneys’ fees. Two of these complaints also sought rescission.  And three of these complaints also sought rescission and money damages.

On July 28, 2011 the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida entered an order consolidating all six actions arising from the Metropolitan Health/Continucare proposed transaction (the “Consolidated Action”) appointed Steven L. Fuller as Lead Plaintiff and the law firm of Levi & Korinsky LLP as Plaintiffs Lead Counsel and Julie Vinale, Esq. as Liaison Counsel.  Following the consolidation and Lead Plaintiff/Lead Counsel orders the parties engaged in limited expedited discovery, including the production of certain documents from Continucare and the depositions of Plaintiff Fuller and Defendants Richard C. Pfenniger and Phillip Frost.

The parties executed a Memorandum of Understanding (the "MOU") on August 12, 2011 with Plaintiff's Lead Counsel regarding the settlement of the Consolidated Action.  In connection with the settlement, Continucare agreed to make certain additional disclosures to its shareholders, which were contained in a Form 8-K filed with the SEC on August 12, 2011.  Subject to the completion of certain confirmatory discovery by Plaintiff’s Lead Counsel, the MOU contemplated that the parties would enter into a stipulation of settlement.  The confirmatory discovery was completed and the parties entered a stipulation of settlement on November 21, 2011.

On November 29, 2011, the court entered an order preliminarily approving the settlement, conditionally certifying a settlement class and ordering that notice be provided to Continucare shareholders.  On February 24, 2012, the court conducted a final settlement hearing to consider the fairness, reasonableness and adequacy of the settlement and finally approved the settlement.  The court entered a Final Judgment and Order that resolved and dismissed with prejudice all of the claims that were or could have been brought in the Consolidated Action, including all claims relating to the merger transaction, the merger agreement, and any disclosure made in connection therewith.  In addition, the court entered an award of attorneys’ fees and expenses of $350,000 to Plaintiff’s Lead Counsel to be paid by Continucare or its successor.  We paid $100,000 of this amount during the first quarter of 2012.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 other than the following.

Future Reductions in Funding for Medicare Programs and other Healthcare Reform Initiatives Could Adversely Affect Our Profitability.

Substantially all of our revenue is directly or indirectly derived from reimbursements generated by Medicare Advantage plans.  As a result, our revenue and profitability are dependent on government funding levels for Medicare Advantage programs.

The Medicare programs are subject to statutory and regulatory changes, prospective and retroactive rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels.  These government programs, as well as private insurers, have taken and continue to take steps to control the cost, use and delivery of healthcare services.  For instance, the Reform Acts froze the 2011 Medicare Advantage payment benchmarks at 2010 levels and thereafter reduce future year benchmark payments pursuant to a statutorily prescribed schedule.

Some other examples of healthcare reform initiatives that have affected or could affect the reimbursement amounts generated by Medicare Advantage plans which we serve include:

●
The Reform Acts established a new Independent Payment Advisory Board to recommend ways to reduce Medicare spending if the increase in Medicare costs per capita exceeds certain targets, which will be implemented unless Congress passes alternative legislation that achieves the same savings, and the Budget Control Act of 2011 mandates a 2% decrease in Medicare Advantage spending.

●
In April 2012, the Government Accountability Office (“GAO”) criticized CMS’ announced three-year demonstration that began in 2012 and is aimed at providing Medicare Advantage plans with additional financial incentives to provide high-quality care.  Under the demonstration, CMS expanded the pool of plans eligible to receive quality based bonuses to include plans with quality ratings of 3 and 3.5 stars.  At December 31, 2011, all of our Medicare risk Participating Customers were in plans with quality ratings of 3 or 3.5 stars.  The GAO recommended that the Secretary of the Department of Health and Human Services (the “Secretary”) cancel the demonstration, which would limit the class of plans eligible to receive quality based bonuses to those plans with quality ratings of 4 starts or greater.  If the Secretary finds that the quality bonus payment system set forth in the Reform Acts or as modified by CMS’ demonstration fails to promote quality care, the Secretary could find ways to modify such system, including conducting an “appropriately designed” demonstration project.

Additional steps could be taken by government agencies and plan providers to further restrict, directly or indirectly, the reimbursements available to plan service providers.  Any reductions in the reimbursement amounts or quality bonuses payable to Medicare Advantage plans, or any termination or on-renewal of the quality bonus payment system, could materially reduce the revenue that we receive from such plans, which could materially adversely affect our results of operations, financial condition and/or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We have a stock repurchase plan pursuant to which our Board of Directors authorized us to repurchase up to 25 million shares of our common stock.  We did not repurchase any stock in the first quarter of either 2012 or 2011.  From October 6, 2008 (the date of our first repurchases under the plan) through March 31, 2012, we have repurchased 14.0 million shares and options to purchase 684,200 shares of our common stock for $28.3 million. The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.  The total shares that may yet be repurchased under the plan at May 2, 2012 is 10.3 million.

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

(1)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on November 19, 2004 (No. 001-32361).
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

METROPOLITAN HEALTH NETWORKS, INC.

Date: May 8, 2012	/s/ Michael M. Earley
Michael M. Earley
Chief Executive Officer

/s/ Robert J. Sabo
Robert J. Sabo
Chief Financial Officer
(Principal Finance and Accounting Officer)