Form 10-Q
period 2012-06-30
METROPOLITAN HEALTH NETWORKS INC
filed 2012-08-09
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Non-accelerated filer  [   ] (Do not check if a smaller reporting company)                                      Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $.001 par value per share	44,265,552 shares

Metropolitan Health Networks, Inc.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2012	December 31,
	(unaudited)	2011
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and equivalents	$43,369	$17,277
Investments, at fair value	1,007	1,003
Due from HMOs, net	33,210	40,241
Deferred income taxes	925	949
Prepaid income taxes	191	3,717
Prepaid expense and other current assets	5,160	4,936
Current assets held for sale	5,624	4,017
TOTAL CURRENT ASSETS	89,486	72,140

PROPERTY AND EQUIPMENT, net	20,740	20,296
OTHER INTANGIBLE ASSETS, net	92,357	98,731
GOODWILL	262,610	262,610
DEFERRED FINANCING COSTS	8,348	9,882
OTHER ASSETS	1,253	1,100
NON-CURRENT ASSETS HELD FOR SALE	4,517	4,987
TOTAL ASSETS	$479,311	$469,746

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$458	$907
Accrued payroll and payroll taxes	3,658	6,488
Due to HMO, net	6,427	-
Accrued expenses	4,791	5,575
Accrued interest payable	6,761	2,434
Current portion of long-term debt	14,713	12,538
Current liabilities held for sale	888	956
TOTAL CURRENT LIABILITIES	37,696	28,898

LONG-TERM DEBT, net of current portion and original issue discount of $10.7 million and $12.1 million at June 30, 2012 and
December 31, 2011, respectively	285,227	296,025
DEFERRED INCOME TAXES	38,219	40,175
NON-CURRENT LIABILITIES HELD FOR SALE	3	4
TOTAL LIABILITIES	361,145	365,102

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
Series A preferred stock, stated value $100 per share; 5,000 issued and
outstanding	500	500
Common stock, par value $.001 per share; 80,000,000 shares authorized;
44,220,000 and 43,751,000 issued and outstanding at June 30, 2012
and December 31, 2011, respectively	44	44
Additional paid-in capital	39,610	36,740
Accumulated other comprehensive (loss)	(356)	(110)
Retained earnings	78,368	67,470
TOTAL STOCKHOLDERS' EQUITY	118,166	104,644
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$479,311	$469,746

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)
	(in thousands, except per share data)
REVENUE	$193,408	$97,320

MEDICAL EXPENSE
Medical claims expense	150,730	76,083
Medical practice costs	14,288	4,646
Total Medical Expense	165,018	80,729
GROSS PROFIT	28,390	16,591

OPERATING EXPENSES
Payroll, payroll taxes and benefits	7,871	3,858
General and administrative	4,731	2,201
Marketing and advertising	222	52
Amortization of intangible assets	3,187	100
Total Operating Expenses	16,011	6,211
OPERATING INCOME	12,379	10,380
OTHER (EXPENSE) INCOME:
Interest expense	(8,134)	-
Investment income	3	281
Transaction costs	-	(1,015)
Other expense	-	(10)
Total Other (Expense) Income	(8,131)	(744)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,248	9,636
INCOME TAX EXPENSE	1,651	3,710
INCOME FROM CONTINUING OPERATIONS	2,597	5,926

INCOME FROM DISCONTINUED OPERATIONS, net of income tax expense of $209	332	-
NET INCOME	2,929	5,926

OTHER COMPREHENSIVE LOSS, net of tax benefit of $62	(99)	-
COMPREHENSIVE INCOME	$2,830	$5,926

EARNINGS PER SHARE:
Basic
Income from continuing operations	$0.06	$0.15
Income from discontinued operations	0.01	-
Net income	$0.07	$0.15
Diluted
Income from continuing operations	$0.06	$0.14
Income from discontinued operations	0.01	-
Net income	$0.07	$0.14

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

		Six Months Ended June 30,
		2012	2011
		(unaudited)	(unaudited)
		(in thousands, except per share data)
REVENUE		$388,655	$191,986

MEDICAL EXPENSE
Medical claims expense		293,355	147,213
Medical practice costs		28,972	9,001
	Total Medical Expense	322,327	156,214
	GROSS PROFIT	66,328	35,772

OPERATING EXPENSES
Payroll, payroll taxes and benefits		16,860	7,960
General and administrative		9,077	4,343
Marketing and advertising		387	120
Amortization of intangible assets		6,374	194
Total Operating Expenses		32,698	12,617
	OPERATING INCOME	33,630	23,155
OTHER (EXPENSE) INCOME:
Interest expense		(16,362)	-
Investment income		6	464
Transaction costs		-	(1,015)
Other expense		-	(15)
Total Other (Expense) Income		(16,356)	(566)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		17,274	22,589
INCOME TAX EXPENSE		6,679	8,697
INCOME FROM CONTINUING OPERATIONS		10,595	13,892

INCOME FROM DISCONTINUED OPERATIONS, net of income tax expense of $155		246	-
	NET INCOME	10,841	13,892

OTHER COMPREHENSIVE LOSS, net of tax benefit of $155		(246)	-
	COMPREHENSIVE INCOME	$10,595	$13,892

EARNINGS PER SHARE:
Basic
Income from continuing operations		$0.25	$0.35
Income from discontinued operations		0.01	-
Net income		$0.26	$0.35
Diluted
Income from continuing operations		$0.23	$0.33
Income from discontinued operations		0.01	-
Net income		$0.24	$0.33

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,841	$13,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,168	742
Amortization of debt issuance costs and original issue discount	2,587	-
Share-based compensation expense	1,899	1,329
Excess tax benefits from stock-based compensation	(1,339)	(505)
Deferred income taxes	(1,775)	541
Other	57	(230)
Changes in operating assets and liabilities:
Due from HMOs, net	7,031	(9,321)
Prepaid income taxes	4,865	(1,252)
Prepaid expenses and other current assets	(226)	(102)
Change in net assets held for sale	(1,206)	-
Other assets	(154)	(57)
Accounts payable	(449)	105
Accrued payroll and payroll taxes	(2,829)	(2,642)
Due to HMO, net	6,427
Accrued expenses	(784)	835
Accrued interest payable	4,327	-
Net cash provided by operating activities	37,440	3,335

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(2,241)	(1,472)
Cash paid for physician practices acquired, net of cash acquired	-	(975)
Restricted cash released as security for letter of credit	-	515
Purchase of short-term investments	(4)	(746)
Net cash (used in) investing activities	(2,245)	(2,678)

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(10,075)	(229)
Excess tax benefits from stock-based compensation	1,339	505
Deferred financing costs	-	(1,571)
Stock repurchases	-	(321)
Proceeds from exercise of stock options, net	(367)	(70)
Net cash (used in) financing activities	(9,103)	(1,686)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	26,092	(1,029)
CASH AND EQUIVALENTS - beginning of period	17,277	10,596
CASH AND EQUIVALENTS - end of period	$43,369	$9,567

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuances of notes payable for physician practice acqusitions	$-	$670

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Metropolitan Health Networks, Inc. and subsidiaries (referred to as “Metropolitan,” “the Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2012 or future periods.

The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are medical claims payable, revenue, the existence and amount of any premium deficiency liability, the impact of risk sharing provisions related to our contracts with health maintenance organizations (“HMOs”), and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events. We adjust these estimates each period as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted. Actual results may ultimately differ materially from those estimates.

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

We have reclassified $1.0 million of transaction costs related to the Continucare acquisition from general and administrative expense to other (expense) income in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2011 to conform to the presentation for the full year ended December 31, 2011.

NOTE 2 - ORGANIZATION AND BUSINESS ACTIVITY

Our primary business is the operation of our provider services network (“PSN”) through our wholly owned subsidiaries, Metcare of Florida, Inc. and Continucare Corporation (“Continucare”), the latter of which we acquired on October 4, 2011.  The PSN provides and arranges for the provision of healthcare services to Medicare Advantage, Medicaid and commercially insured customers in the State of Florida. At June 30, 2012, we operated the PSN through 33 wholly-owned primary care practices, a wholly-owned oncology practice and contracts with independent physician affiliates (each an “IPA”).  As of June 30, 2012, the PSN operated in 20 Florida counties, including the counties in which the cities of Miami, Ft. Lauderdale, West Palm Beach, Tampa, Daytona and Pensacola are located.

Prior to the acquisition of Continucare, substantially all of our revenue was derived from Medicare Advantage health plans operated by Humana, one of the largest participants in the Medicare Advantage program in the United States.   As a result of the acquisition of Continucare, we now have managed care agreements under the Medicare Advantage and Medicaid programs as well as commercially insured customers with several additional HMOs.  Our most significant managed care agreements continue to be Medicare Advantage risk agreements with Humana.  We also have agreements with United Healthcare of Florida, Inc. (“United”), Vista Healthplan of South Florida, Inc. and its affiliated companies, a subsidiary of Coventry Health Care, Inc. (“Coventry”), and Wellcare Health Plans, Inc. and its affiliated companies (“Wellcare” and together with Humana, United and Coventry, the “Contracting HMOs”) as well as other HMOs.  Under our HMO contracts, the substantial majority of which are risk agreements, the Contracting HMOs assign to us each member who has selected one of our physicians or IPAs as his or her primary care physician (each a “Participating Customer”).  Under our risk agreements, we receive a capitated fee which is a significant percentage of the premium that the HMOs receive with respect to those Participating Customers.  In return, we take full financial responsibility for the care of our Participating Customers.

We also have non-risk agreements with these HMOs.  Under our non-risk agreements, we receive a monthly administrative fee based on the number of Participating Customers for which we are providing services and, under certain of these agreements, we also receive a percentage of any surplus generated as determined by the respective contract. The fees and our portion of the surplus are recorded as revenue in the period in which services are provided.  Under non-risk agreements, we are not responsible for the cost of medical care provided to Participating Customers.

As of June 30, 2012, we provided services to or for approximately 69,400 Participating Customers on a risk basis and approximately 15,800 Participating Customers on a non-risk basis. We also provide services to non-Participating Customers on a fee-for-service basis.

NOTE 3 – ACQUISITIONS

We did not consummate any material acquisitions during the first six months of 2012.

In the first six months of 2011, we closed on the acquisitions of three physician practices with a total of 960 Participating Customers.   The total purchase price for the three practices was $1.6 million, with a portion payable in cash at closing and the balance payable over the next 18 months.  We accounted for these acquisitions as business combinations and, in accordance with U.S. GAAP, we have recorded the assets acquired and liabilities assumed at their respective fair values as of their respective acquisition dates. Our condensed consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition.

The acquisition of Continucare was completed in the third quarter of 2011.

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

As a result, the sleep diagnostic business is reflected as a discontinued operation in the accompanying condensed consolidated financial statements and the December 31, 2011 balance sheet has been retrospectively reclassified to reflect the assets and liabilities of this business as held for sale.  We did not operate the sleep diagnostic business prior to October 4, 2011, the date of the Continucare acquisition.  Therefore, the condensed consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2011 have not been retrospectively reclassified.

The current assets held for sale at June 30, 2012 consist primarily of $2.1 million in cash, accounts receivable of $2.3 million and inventory of $0.9 million.  Non-current assets held for sale at June 30, 2012 consist primarily of property and equipment of $1.3 million and intangible assets of $2.9 million.  Current liabilities held for sale consist primarily of accounts payable and accrued payroll and payroll taxes.

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

The fair value of the debt outstanding under our senior secured first lien credit agreement (the “First Lien Credit Agreement”) and our senior secured second lien credit agreement (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Facilities”) is the estimated amount we would have to pay to repurchase such debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date, but excluding any prepayment penalties.  Fair values are based on quoted market prices or average valuations of similar debt instruments at the balance sheet date for those debt instruments for which quoted market prices are not available.  The fair value of our long-term debt and interest rate cap are based on Level 2 inputs.  The fair value of our long-term debt at June 30, 2012 was $300.9 million.

We measure our investments at fair value. Our investments are in Level 1 and Level 2.  Cash and money market funds are Level 1 because these investments are valued using quoted market prices in active markets.  Municipal and corporate bonds are Level 2 and are valued at the recent trading value of bonds with similar credit characteristics and rates.  The fair value of our investments at June 30, 2012 was $1.0 million.

The carrying amounts of cash and cash equivalents, accounts receivable from customers, due from HMOs, accounts payable, due to HMO and accrued expenses approximate fair value due to the short-term nature of these instruments.

NOTE 6 – DERIVATIVE AND HEDGING ACTIVITIES

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we use an interest rate cap as our interest rate risk management strategy.  We entered into an interest rate cap agreement effective December 4, 2011, which provides interest rate protection in the event LIBOR exceeds 1.5%.  This interest rate cap had a notional amount of $155.1 million at June 30, 2012, which notional amount will decrease to $134.1 million over the life of the agreement, and expires on September 30, 2014.  Notwithstanding this interest rate cap, we are still subject to interest rate risk with respect to indebtedness above the notional amount of the interest rate cap and, unless we extend or replace the interest rate cap, with respect to any portion of the indebtedness outstanding after September 30, 2014.

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

The fair value of our derivative financial instruments at June 30, 2012 was $0.1 million and is classified as a noncurrent asset in the condensed consolidated balance sheets.  The amount of loss recognized in other comprehensive income on the effective portion of the interest rate cap for the three and six months ended June 30, 2012 was $0.1 million and $0.2 million, net of tax benefit of $0.06 million and $0.2 million, respectively.  The amount of loss reclassified from other comprehensive income into interest expense in the three and six month periods ended June 30, 2012 was not material.

NOTE 7 - REVENUE

Substantially all of our revenue is derived from risk agreements with HMOs pursuant to which the Contracting HMO pays us a monthly capitation fee for each Participating Customer.  The amount of this fee varies depending on the demographics and health status of each Participating Customer.  Under our risk agreements, we assume the economic risk of our Participating Customers’ healthcare services and related administrative costs. Revenue is recognized in the period in which our Participating Customers are entitled to receive healthcare services.  Because we have the obligation to fund medical expense, we recognize revenue and medical expense for these contracts in our financial statements. Revenue from Humana accounted for 82.9% and 99.4% of our total revenue in the second quarter of 2012 and 2011, respectively.  Revenue from Humana accounted for 82.9% and 99.6% of our total revenue in the first six months of 2012 and 2011, respectively.

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

In July 2012, we were notified by the Contracting HMOs of the amount of the retroactive mid-year MRA revenue increase from the Centers for Medicare and Medicaid Services (“CMS”) for the first six months of 2012.  This increase is effective July 1 and is retroactively applied to all premiums paid in the first half of 2012.  The retroactive mid-year adjustment totaled $11.4 million of which $6.0 million relates to capitation fees earned in the first quarter of 2012, with the balance relating to capitation fees earned in the second quarter of 2012.  At March 31, 2012, we had recorded a receivable for the estimated retroactive revenue earned during the first quarter of 2012 of $4.4 million.  As a result, our revenue for the second quarter of 2012 was increased by $1.6 million, the difference between the originally estimated $4.4 million of retroactive revenue adjustment recorded during the first quarter of 2012 and the $6.0 million of retroactive revenue received for that period.

In July 2011, we were notified by Humana of the amount of the retroactive mid-year MRA revenue increase from CMS for the first six months of 2011.  This increase was effective July 1 and was retroactively applied to all premiums paid in the first half of 2011.  The retroactive mid-year adjustment totaled $9.5 million of which $4.9 million related to capitation fees earned in the first quarter of 2011 with the balance relating to capitation fees earned in the second quarter of 2011.  At March 31, 2011, we had recorded a receivable for the estimated retroactive revenue earned during the first quarter of 2011 of $2.9 million.  As a result, our revenue for the second quarter of 2011 was increased by $2.0 million, the difference between the originally estimated $2.9 million of retroactive revenue adjustment recorded during the first quarter of 2011 and the $4.9 million of retroactive revenue received for that period.

The total retroactive MRA capitation fee receivable, including the mid-year retroactive adjustment, included in due from HMOs in the accompanying condensed consolidated balance sheets was $14.1 million at June 30, 2012 and $2.6 million at December 31, 2011.  We expect to collect the retroactive 2012 mid-year MRA receivable of $11.4 million in August 2012 and the $2.7 million retroactive 2011 year-end receivable in September of 2012.

Our PSN’s wholly-owned medical practices also provide medical care to non-Participating Customers on a fee-for-service basis.  These services are typically billed to customers, Medicare, Medicaid, HMOs and insurance companies. Fee-for-service revenue, which is less than 0.5% of total revenue for the three and six months ended June 30, 2012 and 2011, is recorded at the net amount expected to be collected from the customer or from the responsible insurance company.  Often this amount is less than the charge that is billed and such discounts reduce the revenue recorded.

NOTE 8 - MEDICAL EXPENSE AND MEDICAL CLAIMS PAYABLE

Total medical expense represents the estimated total cost of providing medical care and is comprised of two components, medical claims expense and medical practice costs.  Medical claims expense is recognized in the period in which services are provided and includes an estimate of our obligations for medical services that have been provided to our Participating Customers but for which we have neither received nor processed claims.  Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the physician practices owned by the PSN.  Medical practice costs represent the operating costs of the physician practices owned by the PSN.

We develop our estimated medical claims expense payable using an actuarial process that is consistently applied.  The actuarial process develops a range of estimated medical claims expense payable and we record the amount in the range that is our best estimate of the ultimate liability.  Each period, we re-examine previously recorded medical claims expense payable estimates based on actual claim submissions and other changes in facts and circumstances. As medical claims expense payable recorded in prior periods becomes more exact, we adjust the amount of the estimate and include the change in medical claims expense in the period in which the change is identified.  In each reporting period, our operating results include a change in medical expense from the effects of more completely developed medical claims expense payable estimates associated with previously reported periods. While we believe our estimated medical claims expense payable is adequate to cover future claim payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded. Medical claims expense payable is included in due from HMOs or due to HMO in the accompanying condensed consolidated balance sheets.

Total medical expense is as follows (in thousands):

	Three month period ended June 30,		Six month period ended June 30,
	2012	2011	2012	2011
	(in thousands)
Medical expense for the period, excluding prior period claims development	$162,085	$79,659	$324,770	$159,433
Unfavorable (Favorable) medical claims development based on actual claims submitted	2,933	1,070	(2,443)	(3,219)
Total medical expense for the period	$165,018	$80,729	$322,327	$156,214

Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense and the MER in the reporting period.  Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases the total reported medical expense and the MER in the reporting period.

At June 30, 2012, we determined that the range for estimated medical claims payable was between $42.2 million and $47.1 million and we recorded a liability equal to the actuarial mid-point of the range of $44.5 million.  Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Under our risk agreements, we are responsible for substantially all of the cost of all medical services provided to our Participating Customers.  To the extent that Participating Customers require more frequent or expensive care than was anticipated, the capitation fee received may be insufficient to cover the costs of care provided. When it is probable that the expected future healthcare and maintenance costs will exceed the anticipated revenue under an agreement, we would recognize a premium deficiency liability in current operations.  Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as future operating losses under these contracts are charged to the liability previously established. There was no premium deficiency liability recorded at June 30, 2012 or December 31, 2011.

In the first half of 2012, we realized a pre-tax loss of $4.4 million on approximately 6,600 new Participating Customers added in 2012 under a risk agreement with a Contracting HMO other than Humana (the “Contracting HMO Agreement”).  This includes a pre-tax loss in the second quarter of 2012 of $3.6 million that includes $1.6 of unfavorable claims development.  The loss represents the excess of medical claims expense over revenue earned from the agreement and is the result of a number of factors including utilization that was higher than anticipated by both the Contracting HMO and us.  Although we are entitled to terminate the Contracting HMO Agreement by giving the Contracting HMO 120 days’ prior written notice, we are currently in discussions with the Contracting HMO to modify the contract terms to reduce the loss being incurred under this contract.   While no amendment to this agreement is in place, the Contracting HMO has indicated a willingness to amend the agreement.  Therefore, we anticipate that, in the last half of 2012, revenue will be sufficient to offset the projected medical costs under this contract during such period.  If we are unable to amend the agreement on favorable terms or at all, the loss for the last half of 2012 is projected to be similar to the loss incurred in the first half of the year.

NOTE 9 – DUE FROM/TO HMOs

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

Amounts due from HMOs, net consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Due from HMOs	$71,754	$80,324
Due to HMOs	(38,544)	(40,083)
Total due from HMOs	$33,210	$40,241

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

Although we are generally a creditor of the Contracting HMOs, as of June 30, 2012, we had a net debt owing to one Contracting HMO in the amount of $6.4 million.

NOTE 10 - INCOME TAXES

We applied an estimated effective income tax rate of 38.9% and 38.5% for the three months ended June 30, 2012 and 2011, respectively.  We applied an estimated effective income tax rate of 38.7% and 38.5% for the six months ended June 30, 2012 and 2011, respectively.

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

NOTE 11 - STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2012 and 2011, our Board of Directors approved the issuance to employees of 234,000 and 248,000 restricted shares of common stock and options to purchase 1.4 million and 815,000 shares of common stock, respectively. Of this amount, options to purchase 57,500 and 15,000 shares of common stock were issued to employees during the second quarter of 2012 and 2011, respectively.  No restricted shares of common stock were issued to employees in the second quarter of 2012 and  8,000 restricted shares of common stock were issued to employees in the second quarter of 2011.  The restricted shares and stock options vest in equal annual installments over a four year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date. Compensation expense related to the restricted stock and options will be recognized ratably over the vesting period.

During the three and six month periods ended June 30, 2012, we issued a total of 54,000 restricted shares of common stock to the non-management members of our Board of Directors.  During the three and six month periods ended June 30, 2011, we issued a total of 67,000 restricted shares of common stock to the non-management members of our Board of Directors. The restricted shares vest twelve months from the date of grant.  Compensation expense related to the restricted stock will be recognized ratably over the vesting period.

We have a stock repurchase plan pursuant to which our Board of Directors authorized us to repurchase up to 25 million shares of our common stock.  We did not repurchase any shares of common stock during the three and six month periods ended June 30, 2012.  During the three and six month periods ended June 30, 2011, we repurchased 71,000 shares of outstanding common stock for an aggregate purchase price of $0.3 million.  From October 6, 2008 (the date of our first repurchases under the plan) through June 30, 2012, we repurchased 14.0 million shares and options to purchase 684,200 shares of our common stock for $28.3 million. The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.  The total shares that may yet be repurchased under the plan at July 31, 2012 is 10.3 million.  We have the right to repurchase $15.0 million of stock during the term of the Credit Facilities generally not to exceed $5.0 million per year.

NOTE 12 - EARNINGS PER SHARE

Earnings per share, basic are computed using the weighted average number of common shares outstanding during the period.  Earnings per share, diluted is computed using the weighted average number of common shares outstanding during the period, adjusted for incremental shares attributed to outstanding options, convertible preferred stock and unvested shares of restricted stock.

Earnings per share, basic and diluted are calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from continuing operations	$2,597	$5,926	$10,595	$13,892
Less: Preferred stock dividend	(13)	(13)	(25)	(25)
Income attributable to common stockholders	$2,584	$5,913	$10,570	$13,867

Income from discontinued operations	$332	$-	$246	$-
Denominator:
Weighted average common shares outstanding	43,156	39,937	43,039	39,854
Basic earnings per share from continuing operations	$0.06	$0.15	$0.25	$0.35

Basic income per share from discontinued operations	$0.01	$-	$0.01	$-

Income attributable to common stockholders	$2,584	$5,913	$10,570	$13,867
Add: Preferred stock dividend	13	13	25	25
Income attributable to common stockholders, diluted	$2,597	$5,926	$10,595	$13,892

Denominator:
Weighted average common shares outstanding	43,156	39,937	43,039	39,854
Common share equivalents of outstanding stock:
Convertible preferred stock	205	306	203	301
Unvested restricted stock	480	535	507	556
Options	1,721	1,239	1,755	1,276
Weighted average common shares outstanding	45,562	42,017	45,504	41,987
Diluted earnings per share from continuing operations	$0.06	$0.14	$0.23	$0.33
Diluted income per share from discontinued operations	$0.01	$-	$0.01	$-

The following securities were not included in the computation of diluted earnings per share at June 30, 2012 and 2011 as their effect would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Security Excluded From Computation	2012	2011	2012	2011
Stock Options	1,309	808	855	587
Unvested restricted stock	11	138	41	111

NOTE 13 - COMMITMENTS AND CONTINGENCIES

We are party to various legal proceedings which are ordinary and routine litigation incidental to our business.  We do not view any of these ordinary and routine legal proceedings as material.

We maintain professional liability policies with a captive insurance company of which we are a member, and with commercial insurance companies.   At June 30, 2012, we were not aware of any claims that will exceed our coverage.

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Sections of this Quarterly Report contain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to anticipated future operations and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. We intend such statements to be covered by the safe harbor provisions for forward-looking statements created thereby.  These statements involve known and unknown risks and uncertainties, such as our plans, objectives, expectations and intentions, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by statements that include the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “may,” “should,” “believe,” “seek” or other similar expressions.

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

●	our ability to amend one of our existing agreements with a Contracting HMO in order to reduce the likelihood that we will incur additional losses under such agreement in the future;

●	the anticipated benefits of our acquisition of Continucare Corporation (“Continucare”);

●	our intention to sell the sleep diagnostic business that we acquired in the Continucare acquisition, and the expected timing and proceeds of such sale;

●	the factors that we believe may mitigate the impact of anticipated premium reductions;

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

The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.  The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

●
our ability to integrate the operations of Continucare or other entities, if any, that we may acquire in the future, and to realize any anticipated revenues, economies of scale, cost synergies or productivity gains in connection with our acquisition of Continucare and any other entity, if any, that we may acquire in the future, including the potential for unanticipated issues, expenses and liabilities associated with those acquisitions and the risk that Continucare or such other acquired entity, if any, fails to meet its expected financial and operating targets;

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the United States Securities and Exchange Commission (the “Commission”), including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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

BACKGROUND

Our primary business is the operation of a PSN through our wholly owned subsidiaries, Metcare of Florida, Inc. and Continucare, the latter of which we acquired on October 4, 2011.  The PSN provides and arranges for the provision of healthcare services to Medicare Advantage, Medicaid and commercially insured customers in the State of Florida.  At June 30, 2012, we operated the PSN through our 33 wholly-owned primary care practices, a wholly-owned oncology practice, and contracts with independent physician affiliates (each an “IPA”).  As of June 30, 2012, the PSN operated in 20 Florida counties, including the counties in which the cities of Miami, Ft. Lauderdale, West Palm Beach, Tampa, Daytona and Pensacola are located.

Humana Agreements

Pursuant to our agreements with Humana (the “Humana Agreements”), at June 30, 2012, the PSN provided or arranged for the provision of healthcare services to Medicare Advantage, Medicaid and commercial customers in 20 Florida counties and has contract rights to expand its service offerings to an additional 12 Florida counties.  Our PSN assumes full financial responsibility for the provision or management of all necessary medical care for each Participating Customer covered by the Humana Agreements (each a “Humana Participating Customer”), even for services we do not provide directly. For approximately 25,000 Humana Participating Customers, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers.  For the remaining Humana Participating Customers, our PSN is responsible for the cost of all medical care provided, including the cost of inpatient hospital services. In return for the provision of these medical services, our PSN receives from Humana a capitation fee for each Humana Participating Customer established pursuant to the Humana Agreements.  The amount we receive from Humana represents a substantial percentage of the monthly premiums received by Humana from the Centers for Medicare and Medicaid Services (“CMS”) or the State of Florida with respect to Humana Participating Customers.

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

Humana may immediately terminate a Humana Agreement and/or the services of any individual physician in our primary care physician network if:  (i) the PSN’s or such physician’s continued participation may adversely affect the health, safety or welfare of any Humana customer or bring Humana into disrepute; (ii) Humana loses its authority to do business in total or as to any limited segment or business provided that, in the event of a loss of authority with respect to a limited segment, Humana may only terminate a Humana Agreement as to that segment;  (iii) the PSN or such physician violates certain provisions of Humana’s policies and procedures manual; and  (iv) under certain of the Humana Agreements, the PSN or any of its physicians fails to meet Humana’s credentialing or re-credentialing criteria or is excluded from participation in any federal healthcare program.

In addition to the foregoing termination provisions, each of the Humana Agreements permits the PSN or Humana to terminate any such agreement upon 60 to 90 days prior written notice (subject to certain cure periods) in the event the other party breaches other provisions of the agreement.

Under most of the Humana Agreements, our subsidiary that is party to such agreement and its affiliated providers are generally prohibited, during the term of the applicable agreement plus one year, from: (i) engaging in any activities that are in competition with Humana’s health insurance, HMO or benefit plans business; (ii) having a direct or indirect interest in any provider sponsored organization or network that administers, develops, implements or sells government sponsored health insurance or benefit plans; (iii) contracting or affiliating with another licensed managed care organization for the purpose of offering and sponsoring HMO, preferred provider organization (“PPO”) or point of service (“POS”) products where such subsidiary and/or its affiliated providers obtain an ownership interest in the HMO, PPO or POS products to be marketed; and (iv) under certain provisions of the Humana Agreements, entering into agreements with managed care entities, insurance companies, or provider sponsored networks for the provision of healthcare services to Medicare HMO, POS and/or replacement Participating Customers at the same office sites or within five miles of the office sites where services are provided to the Humana Plan Customers.

In addition, under the Humana Agreements covering a majority of the areas we serve, or are eligible to serve, our subsidiary that is party to any such agreement and/or its participating physicians and affiliated entities (including us) are prohibited from entering into a risk contract with any non-Humana Medicare Advantage HMO or provider sponsored organization in the counties subject to the agreement.  These restrictions lapse between January 1, 2013 and January 1, 2015, as applicable, and are not applicable to certain previously established contracts our subsidiaries have with non-Humana HMOs with respect to a number of designated counties.

In addition, under each of our Humana Agreements, our subsidiary that is party to any such agreement and/or its participating physicians and affiliated entities (including us) are prohibited from causing groups of Medicare Participating Customers assigned to an individual physician to disenroll from a Humana plan and to enroll in a competing HMO plan.

Agreements With Other HMOs

As of June 30, 2012, the PSN also had agreements to provide or arrange for the provision of medical services to Participating Customers of other Medicare Advantage plans including those offered by United, Coventry and Wellcare.  The majority of such services are provided on a risk basis pursuant to which our PSN receives a capitated fee with respect to each of these Participating Customers.

Our agreements with United, Coventry and Wellcare have one-year terms expiring between December 31, 2012 and June 30, 2013, subject to automatic renewal for an additional one-year term each unless either party provides the other with 60, 90 or 120 days’ notice of its intent to terminate such agreement, as applicable.  These agreements are generally subject to the same type of amendment, termination, non-solicitation and/or non-competition provisions as those included in the Humana Agreements.

Our Physician Network

At June 30, 2012, the 33 primary care practices owned and operated by the PSN were responsible for providing and arranging for medical care to 51.8% of the PSN’s Participating Customers under risk agreements.

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

Appropriate Risk Coding

We strive to ensure that our Participating Customers are assigned the proper risk scores. Our processes include ongoing training of medical staff responsible for coding and routine auditing of Participating Customers’ charts to assure risk-coding compliance.  Participating Customers with higher risk codes generally require more healthcare resources than those with lower risk codes.  Proper coding helps to ensure that we receive capitation fees consistent with the cost of treating these Participating Customers. Our efforts related to coding compliance are ongoing and we continue to dedicate considerable resources to this important discipline.

Insurance Arrangements

To mitigate our exposure to high cost medical claims under our risk agreements, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  At June 30, 2012, for 58.2% of our Participating Customers under risk agreements, we purchase reinsurance through the HMOs with which we contract. The HMOs charge us a per customer per month fee that limits our healthcare costs for any individual Participating Customer. Healthcare costs in excess of an annual deductible, which generally ranges from $30,000 to $40,000 per Participating Customer, are paid directly by the HMOs and we are not entitled to and do not receive any related insurance recoveries.

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

There are numerous steps required to implement the Reform Acts, and Congress may seek to alter or eliminate some of their provisions.   In June 2012, the United States Supreme Court upheld most of the provisions of the Affordable Care Act, including the health insurance mandate.  While Federal regulatory agencies are moving forward with implementation of the provisions of the Reform Act, Congress is attempting to pass legislation which would reverse the Reform Acts.  Furthermore, various health insurance reform proposals are also emerging at the state level.  Due to the unsettled nature of these reforms and the numerous steps required to implement them, we cannot predict to what extent (if at all) Congress will succeed in limiting or reversing the Reform Acts, whether (and if so, what) additional health insurance reforms will be implemented at the Federal or state level and/or the effect that any future legislation or regulation will have on our business.

For additional information on the Reform Acts see “Business - Healthcare Reform Legislation in 2011 and 2010” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and the Risk Factor captioned “Risk Factors - Reductions in Funding for Medicare Programs and Other Provisions Under the Recent Healthcare Reform Legislation…” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

Summary

Net income for the second quarter of 2012 was $2.9 million compared to $5.9 million in the second quarter of 2011. Although we experienced significant growth in both revenue and gross profitability, our quarterly net income declined primarily due to the $3.6 million pre-tax loss in the second quarter of 2012 under an agreement with a Contracting HMO other than Humana (the “Contracting HMO Agreement”) and an increase in professional fees of $0.9 million in the second quarter of 2012 compared to the second quarter of 2011.

In the second quarter of 2012, we realized a pre-tax loss of $3.6 million on approximately 6,600 new Participating Customers added in 2012 under the Contracting HMO Agreement.  The second quarter loss for this agreement includes unfavorable claims development from the first quarter of 2012 of $1.6 million. The loss represents the excess of medical costs over revenue earned from the agreement and is the result of a number of factors including utilization that was higher than anticipated by both the Contracting HMO and us.  We are currently in discussions with the Contracting HMO to modify the contract terms to reduce the loss being incurred under this agreement.  While no amendment to this agreement is in place, the Contracting HMO has indicated a willingness to amend the agreement.  Therefore, we anticipate that the revenue we realize under this agreement in the second half of 2012 will be sufficient to offset the projected medical costs under this agreement during the same period.  If we are unable to amend the agreement, we anticipate that our losses under this agreement incurred in the second half of 2012 would be similar to or greater than the pre-tax loss of $4.4 million under this agreement in the first half of 2012.  The contract can be terminated with 120 days’ notice.

Basic and diluted earnings per share were $0.07 for the second quarter of 2012 as compared to $0.15, basic, and $0.14, diluted, for the same period in 2011.  The after tax loss on the Contracting HMO Agreement reduced both basic and diluted earnings per share by $0.05.  Basic and diluted earnings per share from income from continuing operations was $0.06 for the second quarter of 2012 as compared to $0.15, basic, and $0.14, diluted, for the same period in 2011.  Basic and diluted earnings from discontinued operations for the second quarter of 2012 were $0.01 per share.

Revenue for the second quarter of 2012 was $193.4 million compared to $97.3 million for the second quarter of 2011, an increase of $96.1 million or 98.8%.   The increase in revenue was primarily attributable to Participating Customers added with the acquisition of Continucare, the net addition of new Participating Customers under risk arrangements since December 31, 2011 and increased risk scores for our Participating Customers.   Revenue for the second quarter of 2012 included $1.6 million from the mid-year retroactive adjustment that was earned in the first quarter of 2012.  Revenue for the second quarter of 2011 included $2.0 million from the mid-year retroactive adjustment that was earned in the first quarter of 2011.

Total medical expense for the second quarter of 2012 was $165.0 million compared to $80.7 million for the second quarter of 2011, an increase of $84.3 million or 104.5%.  This increase is primarily attributable to the additional medical claims expense associated with the Contracting HMO Agreement, the addition of the Continucare Participating Customers, the medical costs associated with the net addition of new Participating Customers under risk arrangements in 2012, the addition of the 19 Continucare medical practices, the addition of three practices we purchased in the first half of 2011, and an increase in benefits, utilization and medical cost inflation.

Gross profit was $28.4 million for the second quarter of 2012 as compared to $16.6 million for the same quarter in 2011, an increase of $11.8 million or 71.1%.

The medical expense ratio (“MER”), which is computed by dividing total medical expense by revenue, represents a statistic used to measure gross profit.  In the second quarter of 2012 our MER was 85.3%, compared to 83.0% for the second quarter of 2011.  The increase in MER is primarily attributable to the higher than expected medical claims expense incurred under the Contracting HMO Agreement.  Excluding the revenue and medical costs associated with the Contracting HMO Agreement, our MER for the second quarter would have been 82.1%.

Operating expenses increased to $16.0 million for the second quarter of 2012 as compared to $6.2 million for the same period in 2011, an increase of $9.8 million or 158.1%.  The increase in operating expenses is primarily due to the additional expenses of Continucare and an increase in amortization expense of $3.1 million, related to the amortizable intangible assets recorded in the Continucare acquisition.

Other expense increased by $7.4 million due primarily to an increase in interest expense of $8.1 million for the second quarter of 2012 related to the debt used to finance the Continucare acquisition.

Income before income taxes from continuing operations for the second quarter of 2012 was $4.2 million as compared to income before income taxes for the second quarter of 2011 of $9.6 million.  The primary reasons for the decrease were the $3.6 million operating loss associated with the Contracting HMO Agreement and an increase in professional fees of $0.9 million in the second quarter of 2012 compared to the second quarter of 2011.

Income from discontinued operations for the second quarter of 2012 was $0.3 million.  This amount represents the income realized by the sleep diagnostic business, net of income tax expense.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services as of June 30, 2012 and 2011 and (ii) the aggregate customer months for the second quarter of both 2012 and 2011.  Customer months are the aggregate number of months of healthcare services we have provided to customers during a period of time.

	Participating Customers at June 30,		Participating Customer Months In The Quarter Ended June 30,		Percentage Increase In Participating Customer Months
	2012	2011	2012	2011
Risk arrangements	69,400	34,000	208,700	102,200	104.2%
Non-risk arrangements	8,200	-	25,200	-	N/A
	77,600	34,000	233,900	102,200	128.9%

The following table sets forth the number of Participating Customers by program at June 30, 2012 and June 30, 2011:

	Participating Customers June 30,		Percentage Increase In Participating
	2012	2011	Customers
Medicare Advantage	61,400	34,000	80.6%
Medicaid	12,800	-	N/A
Commercial	3,400	-	N/A
	77,600	34,000	128.2%

The increase in total customer months under risk arrangements for the second quarter of 2012 as compared to the same period in 2011 is primarily a result of the Participating Customers added with the Continucare acquisition and the net addition of new Participating Customers under risk arrangements in 2012.  Changes in our customer base are also a result of new enrollments and/or transfers from other physician’s practices and individuals aging into Medicare and becoming a Participating Customer, reduced by disenrollments, deaths, Participating Customers moving from the covered areas, Participating Customers transferring to another physician practice or Participating Customers making other insurance selections.

The increase in customer months under non-risk arrangements is a result of the Continucare acquisition.

Revenue

The most significant component of our revenue is generated from Medicare Advantage risk arrangements with the Contracting HMOs. Risk revenue increased by $87.4 million, or 90.4%, during the second quarter of 2012 as compared to the same period in 2011. The increase in revenue is primarily attributable to Participating Customers added with the acquisition of Continucare, the net addition of new Participating Customers under risk arrangements in 2012 and increased risk scores for our Participating Customers.

Our PCPM Medicare risk revenue increased by $60 for the second quarter of 2012 compared to the same period in 2011.  The increase in our PCPM revenue was primarily generated by the acquisition of Continucare, which realizes higher rates in Miami-Dade County than we realize in our other service areas, and increases in our capitation payments as a result of changes in the Medicare risk adjustment scores of our Participating Customers.

In July 2012, we were notified by the Contracting HMOs of the amount of the retroactive mid-year MRA revenue increase from CMS for the first six months of 2012.  This increase is effective July 1 and is retroactively applied to all premiums paid in the first half of 2012.  The retroactive mid-year adjustment totaled $11.4 million of which $6.0 million relates to capitation fees earned in the first quarter of 2012 with the balance relating to capitation fees earned in the second quarter of 2012.  At March 31, 2012, we had recorded a receivable for the estimated retroactive revenue earned during the first quarter of 2012 of $4.4 million.  As a result, our revenue for the second quarter of 2012 was increased by $1.6 million, the difference between the originally estimated $4.4 million of retroactive revenue adjustment recorded during the first quarter of 2012 and the $6.0 million of retroactive revenue received for that period.

In July 2011, we were notified by Humana of the amount of the retroactive mid-year MRA revenue increase from CMS for the first six months of 2011.  This increase is effective July 1 and was retroactively applied to all premiums paid in the first half of 2011.  The retroactive mid-year adjustment totaled $9.5 million of which $4.9 million relates to capitation fees earned in the first quarter of 2011 with the balance relating to capitation fees earned in the second quarter of 2011.  At March 31, 2011, we had recorded a receivable for the estimated retroactive revenue earned during the first quarter of 2011 of $2.9 million.  As a result, our revenue for the second quarter of 2011 was increased by $2.0 million, the difference between the originally estimated $2.9 million of retroactive revenue adjustment recorded during the first quarter of 2011 and the $4.9 million of retroactive revenue received for that period.

Fee-for-service revenue represents amounts earned from medical services provided to non-Participating Customers in our owned medical practices. Fee-for-service revenue represents less than 0.5% of our total revenue for the three months ended June 30, 2012 and June 30, 2011.

Total Medical Expense

Total medical expense represents the estimated total cost of providing medical care and is comprised of two components, medical claims expense and medical practice costs.  Medical claims expense is recognized in the period in which services are provided and includes an estimate of our obligations for medical services that have been provided to our Participating Customers but for which we have neither received nor processed claims. Medical claims expense includes such costs as inpatient and outpatient services, pharmacy benefits and physician services by providers other than the IPAs and physician practices owned by the PSN (collectively “Non-Affiliated Providers”).  Medical practice costs represent the operating costs of the physician practices owned by the PSN.

We develop our estimated medical expense payable using an actuarial process that is consistently applied.  The actuarial process develops a range of estimated medical claims expense payable and we record the amount in the range that is our best estimate of the ultimate liability.  Each period, we re-examine previously recorded medical claims expense payable estimates based on actual claim submissions and other changes in facts and circumstances. As medical claims expense payable recorded in prior periods becomes more exact, we adjust the amount of the estimate and include the change in medical claims expense in the period in which the change is identified.  In each reporting period, our operating results include a change in medical expense from the effects of more completely developed medical claims expense payable estimates associated with previously reported periods. While we believe our estimated medical claims expense payable is adequate to cover future claims payments required, such estimates are based on our claims experience to date and various management assumptions. Therefore, the actual liability could differ materially from the amount recorded.

Total medical expense and the MER are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Estimated medical expense for the period, excluding prior period claims development	$162,085	$79,659
(Favorable) unfavorable prior period medical claims development in current period based on actual claims submitted	2,933	1,070
Total medical expense for period	$165,018	$80,729

Medical Expense Ratio for period	85.3%	83.0%

Unfavorable claims development is a result of actual medical claim cost for prior periods exceeding the original estimated cost which increases the total reported medical expense and the MER in the reporting period.

The reported MER is impacted by both revenue and expense.  Periodically we receive retroactive adjustments of the capitation fees paid to us.  Retroactive adjustments of prior periods’ capitation fees that are recorded in the current period impact the MER of that period.  If the retroactive adjustment increases revenue then the impact reduces the MER for the period.  Conversely, if the retroactive adjustment reduces revenue, then the MER for the period is higher.  These retroactive adjustments include, among other things, the mid-year and annual retroactive MRA capitation fee adjustments and settlement of Part D program capitation fees.  Actual medical claims expense usually develops differently than originally estimated.

Because the risk agreements provide that the PSN is financially responsible for all medical services provided to the Participating Customers, medical claims expense includes the cost of medical services provided to Participating Customers by providers other than the physician practices owned by the PSN.

Total medical expense for the second quarter of 2012 increased by $84.3 million, or 104.4%, to $165.0 million from $80.7 million for the second quarter of 2011.  Medical claims expense, which is the largest component of medical services expense, increased by $74.6 million, or 98.0%, to $150.7 million for the second quarter of 2012 from $76.1 million for the same period in 2011, primarily due to the acquisition of Continucare, the net addition of new Participating Customers under risk arrangements in 2012 and higher than expected medical claims expense under the Contracting HMO Agreement.

Our PCPM Medicare risk expense increased by $45 for the second quarter of 2012 compared to the same period in 2011.  The increase in our PCPM expense was primarily generated by the acquisition of Continucare.  The counties in which Continucare operates, particularly Miami-Dade County, have higher costs than those in most of the counties in which we had operated.  The increase was also a result of the higher than average medical claims expense associated with the Contracting HMO Agreement.

The MER for the second quarter of 2012 was 85.3%, compared to 83.0% for the second quarter of 2011.  The increase in MER is primarily attributable to the higher than expected medical claims expense incurred under the Contracting HMO Agreement. Excluding the revenue and medical costs associated with the Contracting HMO Agreement our MER in the second quarter of 2012 would have been 82.1%.  As discussed above, we are currently seeking to negotiate an amendment to the Contracting HMO Agreement.

Medical practice costs include the salaries, taxes and benefits of the PSN’s employed health professionals and staff providing primary care services and the costs associated with the operations of our wholly-owned medical practices.  Medical practice costs increased by $9.7 million, or 210.9%, to $14.3 million for the second quarter of 2012 from $4.6 million for the second quarter of 2011.  The increase in medical practice costs was primarily a result of our acquisition of Continucare, with its 19 wholly-owned centers, and the three medical practices we purchased in the first half of 2011.

At June 30, 2012, we determined that the range for estimated medical claims payable was between $42.2 million and $47.1 million and we recorded a liability of $44.5 million.  Based on historical results, we believe that the actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Operating Expenses

The following table provides information regarding the various items which comprise operating expenses (dollar amounts in thousands).

	Three Months Ended June 30,			%
	2012	2011	Increase	Change
Payroll, payroll taxes and benefits	$7,871	$3,858	$4,013	104.0%
Percentage of total revenue	4.1%	4.0%
General and administrative	4,731	2,201	2,530	114.9%
Percentage of total revenue	2.4%	2.3%
Marketing and advertising	222	52	170	326.9%
Percentage of total revenue	0.1%	0.1%
Amortization of intangible assets	3,187	100	3,087	3087.0%
Percentage of total revenue	1.6%	0.1%
Total operating expenses	$16,011	$6,211	$9,800	157.8%

Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salary and related costs associated with our corporate level executives, administrative, transportation and call center personnel.  The increase in 2012 is primarily a result of the inclusion of Continucare’s executive, administrative, transportation and call center payroll, payroll taxes and benefits of $3.3 million.  We also realized an increase in stock-based compensation of $0.5 million for the second quarter of 2012 compared to the same period in 2011 primarily due to the addition of certain Continucare employees to the plan.

General and Administrative

This increase in general and administrative expenses for the second quarter of 2012 is primarily a result of the inclusion of $1.6 million of Continucare’s general and administrative costs.  Legal and accounting fees increased by $0.9 million for the second period of 2012 compared to the second quarter of 2011 primarily as a result of the preparation and filing of a “shelf” registration statement and related materials and non-recurring projects.

Marketing and Advertising

Marketing and advertising costs increased for the second quarter of 2012 compared to the second quarter of 2011 due primarily to the inclusion of Continucare’s marketing and advertising costs.

Amortization of Intangibles

The increase in amortization is a result of the intangible assets acquired in connection with the acquisition of Continucare.

Other Expense

We recognized other expense of $8.1 million for the second quarter of 2012 compared to other expense of $0.7 million for the same period in 2011.  For the second quarter of 2012, we incurred $8.1 million of interest expense related to the debt incurred in connection with the Continucare acquisition.  For the second quarter of 2011, we recorded transaction costs associated with the Continucare transaction of $1.0 million.

Income taxes

Our estimated effective income tax rate was 38.9% and 38.5% for the second quarter of 2012 and 2011, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

Summary

Net income for the first six months of 2012 was $10.8 million compared to $13.9 million for the first six months of 2011. Although we experienced significant growth in both revenue and gross profitability, net income for the first six months of 2012 declined primarily due to the $4.4 million pre-tax loss from the Contracting HMO Agreement for the six months ended June 30, 2012, the $0.8 million decrease in the favorable claims variance in the first six months of 2012 compared to 2011, and an increase in professional fees of $1.4 million in the first six months of 2012 compared to the same period in 2011.

Basic and diluted earnings per share were $0.26 and $0.24, respectively, for the first six months of 2012 as compared to $0.35 and $0.33, respectively, for the same period in 2011.  The after tax loss on the Contracting HMO Agreement reduced both basic and diluted earnings per share by $0.06.  Basic and diluted earnings from continuing operations for the first six months of 2012 were $0.25 and $0.23 a share, respectively.  Basic and diluted earnings from discontinued operations for the first six months of 2012 were $0.01 per share.

Revenue for the first six months of 2012 was $388.7 million compared to $192.0 million for the first six months of 2011, an increase of $196.7 million or 102.4%.   The increase in revenue was primarily attributable to Participating Customers added with the acquisition of Continucare, the net addition of new Participating Customers under risk arrangements in 2012 and increased risk scores for our Participating Customers.

Total medical expense for the first six months of 2012 was $322.3 million compared to $156.2 million for the first six months of 2011, an increase of $166.1 million or 106.3%.  This increase is primarily attributable to the additional medical claims expense associated with the Contracting HMO Agreement, the addition of the Continucare Participating Customers, the medical costs associated with the net addition of new Participating Customers under risk arrangements in 2012, the addition of the 19 Continucare medical practices, the addition of three medical practices we purchased in the first half of 2011, and an increase in benefits, utilization and medical cost inflation.

Gross profit was $66.3 million for the first six months of 2012 as compared to $35.8 million for the same period in 2011, an increase of $30.5 million or 85.2%.

Our MER was 82.9% for the first six months of 2012, as compared to MER of 81.4% for the first six months of 2011.  The increase in MER is primarily attributable to the higher than expected expenses incurred under the Contracting HMO Agreement during the first six months of 2012. Excluding the revenue and medical costs associated with the Contracting HMO Agreement, our MER for the first six months of 2012 would have been 80.3%.  As discussed above, we are currently seeking to negotiate an amendment to the Contracting HMO Agreement.

Operating expenses increased to $32.7 million for the first six months of 2012 as compared to $12.6 million for the same period in 2011, an increase of $20.1 million or 159.5%.  The increase in operating expenses is primarily due to the additional expenses of Continucare and an increase in amortization expense of $6.2 million, related to the amortizable intangible assets recorded in the Continucare acquisition.

Other expense increased by $15.8 million due primarily to an increase in interest expense of $16.4 million for the first six months of 2012 related to the debt used to finance the Continucare acquisition.

Income before income taxes from continuing operations for the first six months of 2012 and 2011 was $17.3 million and $22.6 million, respectively.  The primary reasons for the decrease were the $4.4 million operating loss associated with the Contracting HMO Agreement, the $0.8 million decrease in the favorable claims variance in the first six months of 2012 compared to 2011, and an increase in professional fees of $1.4 million in the first six months of 2012 compared to the same period in 2011.

Income from discontinued operations was $0.2 million for the first six months of 2012.  This amount represents income realized by the sleep diagnostic business during the first six months of 2012, net of income tax expense.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services as of June 30, 2012 and 2011 and (ii) the aggregate customer months for the first six months of both 2012 and 2011.  Customer months are the aggregate number of months of healthcare services we have provided to customers during a period of time.

	Participating Customers at June 30,		Participating Customer Months For The Six Months Ended June 30,		Percentage Increase In Participating Customer Months
	2012	2011	2012	2011
Risk arrangements	69,400	34,000	419,200	205,100	104.4%
Non-risk arrangements	8,200	-	50,900	-	N/A
	77,600	34,000	470,100	205,100	129.2%

The increase in total customer months under risk arrangements for the first six months of 2012 as compared to the same period in 2011 is primarily a result of the Participating Customers added with the Continucare acquisition and the net addition of new Participating Customers under risk arrangements in 2012.  Changes in our customer base are also a result of new enrollments and/or transfers from other physician’s practices, and individuals aging into Medicare and becoming a Participating Customer, reduced by disenrollments, deaths, Participating Customers moving from the covered areas, Participating Customers transferring to another physician practice or Participating Customers making other insurance selections.

The increase in customer months under non-risk arrangements is a result of the Continucare acquisition.

Revenue

The most significant component of our revenue is the revenue generated from Medicare Advantage risk arrangements with the Contracting HMOs. Risk revenue increased by $178.5 million, or 93.3%, during the first six months of 2012 as compared to the same period in 2011. The increase in revenue is primarily attributable to Participating Customers added with the acquisition of Continucare, the net addition of new Participating Customers under risk arrangements in 2012 and increased risk scores for our Participating Customers.

Our PCPM Medicare risk revenue increased by $77 for the first six months of 2012 compared to the same period in 2011.  The increase in our PCPM revenue is primarily generated by the acquisition of Continucare, which realizes higher rates in Miami-Dade County than we realize in our other service areas, and increases in our capitation payments as a result of changes in the Medicare risk adjustment scores of our Participating Customers.

Fee-for-service revenue represents amounts earned from medical services provided to non-Participating Customers in our owned medical practices. Fee-for-service revenue represented less than 0.5% of our total revenue for the six months ended June 30, 2012 and June 30, 2011.

Total Medical Expense

Total medical expense and the MER are as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Estimated medical expense for the period, excluding prior period claims development	$324,770	$159,433
Unfavorable (favorable) prior period medical claims development in current period based on actual claims submitted	(2,443)	(3,219)
Total medical expense for period	$322,327	$156,214

Medical Expense Ratio for period	82.9%	81.4%

Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense and the MER in the reporting period.

Total medical expense for the first six months of 2012 increased by $166.1 million, or 106.3%, to $322.3 million from $156.2 million for the first six months of 2011.  Medical claims expense, which is the largest component of medical services expense, increased by $146.2 million, or 99.3%, to $293.4 million for the first six months of 2012 from $147.2 million for the same period in 2011, primarily due to the acquisition of Continucare, the net addition of new Participating Customers under risk arrangements added in 2012 and the higher than expected medical claims expense under the Contracting HMO Agreement.

Our PCPM Medicare risk expense increased by $48 for the first six months of 2012 compared to the same period in 2011.  The increase in our PCPM expense was primarily generated by the acquisition of Continucare.  The counties in which Continucare operates, particularly Miami-Dade County, have higher costs than those in most of the counties in which we had operated.  The increase was also a result of the higher than average medical claims expense associated with the Contracting HMO Agreement.

The MER for the first six months of 2012 was 82.9%, compared to MER of 81.4% for the first six months of 2011.   The increase in MER is primarily attributable to the higher than expected expenses incurred under the Contracting HMO Agreement during the first six months of 2012. Excluding the revenue and medical costs associated with the Contracting HMO Agreement our MER for the first six months of 2012 would have been 80.3%.

Medical practice costs include the salaries, taxes and benefits of the PSN’s employed health professionals and staff providing primary care services, and the costs associated with the operations of our wholly-owned medical practices.  Medical practice costs increased by $20.0 million, or 222.2%, to $29.0 million for the first six months of 2012 from $9.0 million for the first six months of 2011.  The increase in medical practice costs was primarily a result of our acquisition of Continucare, with its 19 wholly-owned centers, and the three medical practices we purchased in the first half of 2011.

Operating Expenses

The following table provides information regarding the various items which comprise operating expenses (dollar amounts in thousands).

	2012	2011	Increase	Change
Payroll, payroll taxes and benefits	$16,860	$7,960	$8,900	111.8%
Percentage of total revenue	4.3%	4.1%
General and administrative	9,077	4,343	4,734	109.0%
Percentage of total revenue	2.3%	2.3%
Marketing and advertising	387	120	267	222.5%
Percentage of total revenue	0.1%	0.1%
Amortization of intangible assets	6,374	194	6,180	3185.6%
Percentage of total revenue	1.6%	0.1%
Total operating expenses	$32,698	$12,617	$20,081	159.2%

Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salary and related costs associated with our corporate level executives, administrative, transportation and call center personnel.  The increase in 2012 is primarily a result of the inclusion of Continucare’s executive, administrative, transportation and call center payroll, payroll taxes and benefits of $7.4 million. We also realized an increase in stock-based compensation of $0.6 million, primarily due to the addition of certain Continucare employees to the plan and an increase in payroll expense of $0.7 million for the first half of 2012 compared to the same period in 2011.

General and Administrative

This increase in general and administrative expenses for the first six months of 2012 is primarily a result of the inclusion of $3.1 million of Continucare’s general and administrative costs.  Legal and accounting fees increased by $1.4 million for the first half of 2012 when compared to the same period in 2011 primarily as a result of the preparation and filing of a “shelf” registration statement and related materials and non-recurring projects.

Marketing and Advertising

Marketing and advertising costs increased in the first six months of 2012 compared to the first six months of 2011 due primarily to the inclusion of Continucare’s marketing and advertising costs.

Amortization of Intangibles

The increase in amortization is a result of the intangible assets acquired in connection with the acquisition of Continucare.

Other Expense

We recognized other expense of $16.4 million and $0.6 million for the first six months of 2012 and 2011, respectively.  The increase in other expense is primarily due to $16.4 million of interest expense related to the debt incurred in connection with the Continucare acquisition.  For the first six months of 2011, we recorded transaction costs associated with the Continucare transaction of $1.0 million.

Income taxes

Our estimated effective income tax rate was 38.7% for the first six months of 2012 and 38.5% for the first six months of 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Cash, cash equivalents and short-term investments at June 30, 2012 totaled $44.4 million as compared to $18.3 million at December 31, 2011, an increase of $26.1 million.  As of June 30, 2012, we had working capital of $51.8 million as compared to working capital of $43.2 million at December 31, 2011, an increase of $8.6 million or 19.9%.  Our total stockholders’ equity was $118.2 million at June 30, 2012 and $104.6 million at December 31, 2011.

Net cash provided by operating activities during the first six months of 2012 was $37.4 million. The most significant sources of cash from operating activities were:

• net income, excluding non-cash items, of $23.5 million;
• a decrease in due from HMOs, net, of $7.0 million;
• an increase in due to HMO, net, of $6.4 million; and
• a decrease in prepaid income taxes of $4.9 million.

These sources of cash were partially offset by a decrease in accrued payroll and payroll taxes of $2.8 million as a result of the payment for the first six months of 2012 of the employee bonuses which were accrued at December 31, 2011.

Net cash used in investing activities for the six months ended June 30, 2012 was $2.2 million which primarily related to capital expenditures.

Net cash used by financing activities for the six months ended June 30, 2012 was $9.1 million.  This was primarily a result of the repayment of the $5.0 million of borrowings under the revolving loan facility and payments made of $4.8 million under our First Lien Term Loan Facility (see below).  These uses were partially offset by the excess tax benefits from stock based compensation of $1.3 million.

We expect to collect the retroactive 2012 mid-year MRA receivable of $11.4 million in August 2012 and the $2.7 million retroactive 2011 year-end receivable in September of 2012.

Adjusted EBITDA From Continuing Operations

The following table presents our Adjusted EBITDA from continuing operations (Non-GAAP measure) for the six months ended June 30, 2012 and 2011, as well as a reconciliation of Adjusted EBITDA from continuing operations to the reported income from continuing operations for such periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from continuing operations	$2,597	$5,926	$10,595	$13,892
Income tax expense	1,651	3,710	6,679	8,697
Net interest expense (income)	8,131	(281)	16,356	(464)
Depreciation and amortization	4,104	311	8,168	742
Stock-based compensation	1,135	629	1,899	1,329
Adjusted EBITDA From Continuing Operations	$17,618	$10,295	$43,697	$24,196

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

The First Lien Credit Agreement provides for a $240.0 million first lien term loan facility and a $40.0 million revolving loan facility (including subfacilities for up to $15.0 million for letters of credit and $5.0 million for same day, “swingline,” borrowings).  These loans bear interest at a variable rate that is currently equal to 7.0% for term loan borrowings and 6.5% for revolving loan borrowings.  As of June 30, 2012, we had $235.2 million outstanding under our first lien term loan facility.  While no amount was outstanding under our revolving loan facility, letters of credit against the revolving loan facility.  As of June 30, 2012, we had $33.4 million available for borrowing under our revolving loan facility.

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

Second Lien Credit Agreement

The Second Lien Credit Agreement provides for a $75.0 million second lien term loan facility.  This loan bears interest at a variable rate that is currently equal to 13.5%. As of June 30, 2012, we had $75.0 million outstanding under our second lien term loan facility.  Borrowings under the Second Lien Credit Agreement are generally due and payable on the maturity date, October 4, 2017.

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

Interest Rate Cap

Effective December 4, 2011, we entered into an interest rate cap agreement pursuant to which we will be entitled to receive certain payments in the event the LIBOR rate on the First and Second Lien Credit Agreements exceeds 1.5%.  The notional amount of the interest rate cap, which expires on September 30, 2014, is $155.1 million at June 30, 2012 and will decrease to $134.1 million over the life of the agreement.  The effect of this interest rate cap is to hedge our risk of a rise in the LIBOR rate above 1.5% with respect to a portion of the outstanding indebtedness under the First Lien Credit Agreement and the Second Lien Credit Agreement equal to the notional amount of the cap.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices.  We do not currently have any trading derivatives nor do we expect to have any in the future.  We have established policies and internal processes related to the management of market risks, which we use in the normal course of our business operations.  Our market risk profile has not changed significantly during the first six months of 2012.

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

The interest rate on our borrowings under the Credit Agreements can fluctuate based on both the interest rate option (i.e., base rate or LIBOR rate plus applicable margins) and the interest period. As of June 30, 2012, the total amount of outstanding debt subject to interest rate fluctuations was $310.2 million. A hypothetical 100 basis point change in LIBOR as of the date of the Agreement would have no impact on interest expense due to the LIBOR floor contained in the Credit Agreement.  Effective December 4, 2011, we entered into an interest rate cap which provides protection against increases in the LIBOR rate above 1.5%.  The notional amount of the cap is $155.1 million at June 30, 2012, decreasing to $134.1 million over the life of the agreement.  The interest rate cap expires on September 30, 2014.

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue and EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired.  We also consider the market value of our own stock and those of companies similar to ours.   At June 30, 2012, we believe our intangible assets are recoverable; however, changes in the economy, the business in which we operate, and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended June 30, 2012.

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

ITEM 1A.  RISK FACTORS

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and our quarterly report for the quarter ended March 31, 2012 other than the following

Reductions in Funding for Medicare Programs and Other Provisions Under the Recent Healthcare Reform Legislation and Future Related Regulations Could Have a Material Adverse Effect on Our Business, Revenue and Profitability

The Reform Acts made significant changes to the Medicare program and to the health insurance market overall.  A number of provisions of healthcare reform legislation have been implemented, and other provisions are scheduled to take effect between now and 2018.  Potentially adverse provisions include:

●
Medicare Advantage benchmarks for 2011 were frozen at 2010 levels. Beginning in 2012, Medicare Advantage benchmark rates are being phased down from current levels to levels that are between 95% and 115% of fee-for-service costs, depending on a plan’s geographic area.  Plans receiving certain quality ratings by CMS will be eligible for bonus rate increases.

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

●	Since January 1, 2011, cost-sharing for certain services (such as chemotherapy and skilled nursing care) have been limited to the cost-sharing permitted under Original Medicare.

●	Prescription drug plans are now required to cover all drugs on a list developed by the Secretary of HHS, and the Part D premium subsidy for high-income beneficiaries has been reduced by 25%.

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

There are numerous steps required to implement the Reform Acts, and Congress may seek to alter or eliminate some of their provisions.  In June, 2012, the United States Supreme Court upheld most of the provisions of the Affordable Care Act, including the health insurance mandate.  While Federal regulatory agencies are moving forward with implementation of the provisions of the Reform Act, Congress is attempting to pass legislation which would reverse the Reform Acts.  Furthermore, various health insurance reform proposals are also emerging at the state level.  .  Due to the unsettled nature of these reforms and the numerous steps required to implement them, we cannot predict to what extent (if at all) Congress will succeed in limiting or reversing the Reform Acts, whether (and if so, what) additional health insurance reforms will be implemented at the Federal or state level and/or the effect that any future legislation or regulation will have on our business.  However, the enacted reforms as well as future legislative and/or regulatory changes may have a material adverse effect on our results of operations, including by decreasing our reimbursement rates and increasing our expenses.

Our Discussions to Amend the Contracting HMO Agreement May Not be Successful

We entered into the Contracting HMO Agreement, effective January 1, 2012, pursuant to which are currently providing services to approximately 6,600 Participating Customers on a risk basis.  The cost of providing medical care to such Participating Customers has been higher than the average cost of providing medical care to the remainder of the Participating Customers for whom we are responsible and significantly higher than we expected when we entered into the Contracting HMO Agreement.  As a result, we have realized losses under the Contracting HMO Agreement for the three and six months ended June 30, 2012.  Although we are entitled to terminate the Contracting HMO Agreement by giving the Contracting HMO party thereto 120 days’ prior written notice, we are currently seeking to amend the Contracting HMO Agreement in a manner that we believe will reduce the likelihood that we will incur additional losses under such agreement in the future.  While the contracting HMO has indicated a willingness to amend the Contracting HMO Agreement we may not be successful in negotiating and entering into an amendment to the Contracting HMO Agreement that will materially reduce the likelihood that we will incur additional losses under such agreement in the future.  If our discussions to amend the contract are not successful, we project a loss for the last half of 2012 under the Contracting HMO Agreement that will be similar to or greater than the $4.4 million loss realized in the first half of the year.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We have a stock repurchase plan pursuant to which our Board of Directors authorized us to repurchase up to 25 million shares of our common stock.  We did not repurchase any stock during 2012.  During the three and six month period ended June 30, 2011, we repurchased 71,000 shares of our common stock for an aggregate purchase price of $0.3 million. From October 6, 2008 (the date of our first repurchases under the plan) through June 30, 2012, we have repurchased 14.0 million shares and options to purchase 684,200 shares of our common stock for $28.3 million.  The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.  The total shares that may yet be repurchased under the plan at May 2, 2012 is 10.3 million.

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

METROPOLITAN HEALTH NETWORKS, INC.

Date: August 9, 2012	/s/ Michael M. Earley
Michael M. Earley
Chief Executive Officer

/s/ Robert J. Sabo
Robert J. Sabo
Chief Financial Officer
(Principal Financial and Accounting Officer)