Form 10-Q
period 2012-09-30
METROPOLITAN HEALTH NETWORKS INC
filed 2012-11-08
CIK 1009379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Non-accelerated filer  [   ] (Do not check if a smaller reporting company)                                      Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, $.001 par value per share	44,250,891 shares

Metropolitan Health Networks, Inc.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2012	2011
	(unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and equivalents	$53,785	$17,277
Investments, at fair value	1,010	1,003
Due from HMOs, net	30,306	40,241
Deferred income taxes	1,358	949
Prepaid income taxes	4,992	3,717
Prepaid expense and other current assets	4,968	4,936
Current assets held for sale	4,552	4,017
TOTAL CURRENT ASSETS	100,971	72,140
PROPERTY AND EQUIPMENT, net	21,091	20,296
OTHER INTANGIBLE ASSETS, net	89,171	98,731
GOODWILL	262,610	262,610
DEFERRED FINANCING COSTS	7,735	9,882
OTHER ASSETS	1,350	1,100
NON-CURRENT ASSETS HELD FOR SALE	4,519	4,987
TOTAL ASSETS	$487,447	$469,746

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$774	$907
Accrued payroll and payroll taxes	5,039	6,488
Due to HMO, net	7,265	-
Accrued expenses	4,201	5,575
Accrued interest payable	6,703	2,434
Current portion of long-term debt	16,400	12,538
Current liabilities held for sale	1,107	956
TOTAL CURRENT LIABILITIES	41,489	28,898
LONG-TERM DEBT, net of current portion and original issue discount of $10.0 million and $12.1 million at September 30, 2012 and
December 31, 2011, respectively	280,510	296,025
DEFERRED INCOME TAXES	37,105	40,175
NON-CURRENT LIABILITIES HELD FOR SALE	2	4
TOTAL LIABILITIES	359,106	365,102
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
Series A preferred stock, stated value $100 per share; 5,000 issued and
outstanding	500	500
Common stock, par value $.001 per share; 80,000,000 shares authorized;
44,206,000 and 43,751,000 issued and outstanding at September 30, 2012
and December 31, 2011, respectively	44	44
Additional paid-in capital	40,498	36,740
Accumulated other comprehensive (loss)	(378)	(110)
Retained earnings	87,572	67,470
Non-controlling interests	105	-
TOTAL STOCKHOLDERS' EQUITY	128,341	104,644
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$487,447	$469,746

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

		Three Months Ended September 30,
		2012	2011
		(unaudited)	(unaudited)
		(in thousands, except per share data)
REVENUE		$191,147	$92,664

MEDICAL EXPENSE
Medical claims expense		138,312	69,418
Medical practice costs		14,510	4,947
Total Medical Expense		152,822	74,365
	GROSS PROFIT	38,325	18,299

OPERATING EXPENSES
Payroll, payroll taxes and benefits		8,688	4,078
General and administrative		4,604	2,048
Marketing and advertising		387	336
Amortization of intangible assets		3,186	96
	Total Operating Expenses	16,865	6,558
	OPERATING INCOME	21,460	11,741
OTHER (EXPENSE) INCOME:
Interest expense		(8,072)	-
Investment income		3	96
Transaction costs		-	(2,064)
Other expense			(10)
	Total Other (Expense) Income	(8,069)	(1,978)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		13,391	9,763
INCOME TAX EXPENSE		4,367	3,767
INCOME FROM CONTINUING OPERATIONS		9,024	5,996

INCOME FROM DISCONTINUED OPERATIONS, net of income tax expense of $149		238	-
	NET INCOME	9,262	5,996

OTHER COMPREHENSIVE LOSS, net of income tax benefit of $14		(22)	-
	COMPREHENSIVE INCOME	$9,240	$5,996

EARNINGS PER SHARE:
Basic
Income from continuing operations		$0.21	$0.15
Income from discontinued operations		0.01	-
Net income		$0.22	$0.15
Diluted
Income from continuing operations		$0.20	$0.14
Income from discontinued operations		0.01	-
Net income		$0.21	$0.14

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Nine Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)
	(in thousands, except per share data)
REVENUE	$579,805	$284,650

MEDICAL EXPENSE
Medical claims expense	431,665	216,630
Medical practice costs	43,489	13,951
Total Medical Expense	475,154	230,581
GROSS PROFIT	104,651	54,069

OPERATING EXPENSES
Payroll, payroll taxes and benefits	25,546	12,039
General and administrative	13,686	6,389
Marketing and advertising	771	456
Amortization of intangible assets	9,560	289
Total Operating Expenses	49,563	19,173
OPERATING INCOME	55,088	34,896
OTHER (EXPENSE) INCOME:
Interest expense	(24,434)	-
Investment income	9	559
Transaction costs	-	(3,079)
Other expense	-	(23)
Total Other (Expense) Income	(24,425)	(2,543)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	30,663	32,353
INCOME TAX EXPENSE	11,045	12,464
INCOME FROM CONTINUING OPERATIONS	19,618	19,889

INCOME FROM DISCONTINUED OPERATIONS, net of income tax expense of $305	484	-
NET INCOME	20,102	19,889

OTHER COMPREHENSIVE LOSS, net of income tax benefit of $169	(268)	-
COMPREHENSIVE INCOME	$19,834	$19,889

EARNINGS PER SHARE:
Basic
Income from continuing operations	$0.45	$0.50
Income from discontinued operations	0.01	-
Net income	$0.46	$0.50
Diluted
Income from continuing operations	$0.43	$0.47
Income from discontinued operations	0.01	-
Net income	$0.44	$0.47

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,102	$19,889
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	12,310	1,062
Amortization of debt issuance costs and original issue discount	3,877	-
Share-based compensation expense	2,749	1,941
Excess tax benefits from stock-based compensation	(1,485)	(600)
Deferred income taxes	(3,308)	300
Other	106	12
Changes in operating assets and liabilities:
Due from HMOs, net	9,934	(3,751)
Prepaid income taxes	210	-
Prepaid expenses and other current assets	(32)	347
Change in net assets held for sale	82	-
Other assets	(250)	111
Accounts payable	(133)	742
Accrued payroll and payroll taxes	(1,448)	(2,208)
Due to HMO, net	7,265	-
Accrued expenses	(1,375)	712
Income taxes payable	-	88
Accrued interest payable	4,269	-
Net cash provided by operating activities	52,873	18,645

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Capital expenditures	(3,548)	(3,162)
Cash paid for physician practices acquired, net of cash acquired		(975)
Sale (purchase) of short-term investments	(7)	37,970
Net cash (used in) provided by investing activities	(3,555)	33,833

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Repayments of long-term debt	(13,820)	(418)
Excess tax benefits from stock-based compensation	1,485	600
Deferred financing costs	-	(1,760)
Reduction of restricted cash and investments	-	1,385
Stock issue costs	-	(127)
Stock repurchases	-	(321)
Proceeds from exercise of stock options, net	(475)	(52)
Net cash (used in) financing activities	(12,810)	(693)
NET INCREASE IN CASH AND EQUIVALENTS	36,508	51,785
CASH AND EQUIVALENTS - beginning of period	17,277	10,596
CASH AND EQUIVALENTS - end of period	$53,785	$62,381

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuances of notes payable for physician practice acqusitions	$-	$670

The accompanying notes are an integral part of the condensed consolidated financial statements.

METROPOLITAN HEALTH NETWORKS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements of Metropolitan Health Networks, Inc. and subsidiaries (referred to as “Metropolitan,” “the Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, or those normally made in an Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be reported for the remainder of the year ending December 31, 2012 or future periods.

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

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying December 31, 2011 condensed consolidated balance sheet, which has been retrospectively reclassified to reflect the assets and liabilities of the sleep diagnostic business as held for sale (See Note 5), has been derived from those audited financial statements.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the condensed consolidated financial statements included in that report.

We have reclassified $2.1 million and $3.1 million of transaction costs related to the Continucare Corporation (“Continucare”) acquisition from general and administrative expense to other (expense) income in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2011, respectively, to conform to the presentation for the full year ended December 31, 2011.

NOTE 2 – PROPOSED MERGER TRANSACTION

On November 3, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Humana Inc., a Delaware corporation (“Humana”), and Miner Acquisition Subsidiary, Inc., a Florida corporation and a wholly-owned subsidiary of Humana (“Merger Subsidiary”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Subsidiary will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Humana.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (other than shares owned by us, Humana or Merger Subsidiary, or any of their respective subsidiaries) will be converted into the right to receive $11.25 in cash, without interest and less any required withholding taxes. Prior to the effective time of the Merger, each outstanding option to purchase shares of our common stock will become fully vested and exercisable and will be cancelled in exchange for the right to receive an amount in cash equal to the product of (1) the total number of shares of our common stock subject to such option, multiplied by (2) the excess, if any, of $11.25 over the exercise price per share of such option, without interest and less any required withholding taxes.  Immediately prior to the effective time of the Merger, each restricted share of our common stock will become fully vested and will be converted into the right to receive $11.25 in cash, without interest and less any required withholding taxes.

The Merger Agreement contains customary covenants, including covenants requiring each of the parties to use its commercially reasonable efforts to cause the transactions contemplated by the Merger Agreement to be consummated.  The Merger Agreement also contains covenants requiring us to call and hold a meeting of our shareholders for the purpose of voting to adopt and approve the Merger Agreement and the Merger.

Under the Merger Agreement, if the Merger Agreement is terminated in certain circumstances, including because our Board of Directors has changed its recommendation that our shareholders approve and adopt the Merger Agreement and the Merger or because we have entered into a definitive agreement (or announced our intention to enter into a definitive agreement) to be acquired by an entity other than Humana or one of its affiliates, we will be required to pay to Humana a termination fee of $16 million and reimburse Humana for up to $5.3 million of its and Merger Subsidiary’s out-of-pocket expenses incurred in connection with the Merger.

The consummation of the Merger is subject to certain conditions, including (1) the affirmative vote of a majority of the outstanding shares of our common stock in favor of the approval and adoption of the Merger Agreement and the Merger; (2) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (3) the absence of any law, order, injunction or other prohibition that restrains, enjoins, prevents or makes illegal the consummation of the Merger; (4) subject to certain materiality exceptions, the accuracy of the representations and warranties of each party contained in the Merger Agreement; (5) the performance by each party in all material respects of its covenants in the Merger Agreement; and (6) the absence of any change, effect, development or event between November 3, 2012 and consummation of the Merger that has had or would reasonably be expected to result in a material adverse effect on the Company.

The Merger is expected to close by the end of the first quarter of 2013.

NOTE 3 - ORGANIZATION AND BUSINESS ACTIVITY

Our primary business is the operation of our provider services network (“PSN”) primarily through our wholly owned subsidiaries, Metcare of Florida, Inc. and Continucare, the latter of which we acquired on October 4, 2011.  Prior to 2012, the PSN provided and arranged for the provision of healthcare services to Medicare Advantage, Medicaid and commercially insured customers only in Florida. In 2012, the PSN expanded its operations to include Ohio, Kentucky and Indiana. At September 30, 2012, we operated the PSN through 33 wholly-owned primary care practices, a wholly-owned oncology practice and contracts with independent physician affiliates (each an “IPA”).  As of September 30, 2012, the PSN operated throughout the Florida market including the cities of Miami, Ft. Lauderdale, West Palm Beach, Tampa, Daytona and Pensacola, as well as the Cincinnati, Ohio / Northern Kentucky and Indianapolis, Indiana markets.

In August 2012, we formed a joint venture with Humana through which we have begun to operate in the Cincinnati, Ohio / Northern Kentucky and Indianapolis, Indiana markets.  The joint venture, Symphony Health Partners - Midwest, LLC (“Symphony”) is owned by our wholly-owned subsidiary, Symphony Health Partners, Inc. and Humana, with Symphony Health Partners, Inc. being the majority owner.

In August 2012, Symphony entered into two new agreements with Humana.  Pursuant to one of these agreements, which was effective retroactive to January 1, 2012, Symphony has agreed to manage the provision of healthcare services to Humana Medicare Advantage members in the Cincinnati, Ohio / Northern Kentucky market.  There were approximately 7,900 Participating Customers covered under this agreement at September 30, 2012.  Through 2013, Symphony is entitled to receive a monthly administrative fee based on the number of Humana Medicare Advantage members covered under the agreement and a percentage of the surplus, if any, generated under the agreement.  Symphony is expected to  assume partial medical risk for the members covered under the agreement in 2014 and is expected to assume substantially all medical risk for such members in 2015 and thereafter.

Pursuant to the second agreement, which was effective as of August 1, 2012, Symphony has agreed to manage the provision of healthcare services to Humana Medicare Advantage members in the Indianapolis, Indiana market.  There were approximately 2,000 Participating Customers covered under this agreement at September 30, 2012.  Through 2013, Symphony is entitled to receive a monthly administrative fee based on the number of Humana Medicare Advantage members covered under the agreement and a percentage of the surplus, if any, generated under the agreement.  Symphony is expected to  assume partial medical risk for the members covered under the agreement in 2014 and is expected to assume substantially all medical risk for such members in 2015 and thereafter.

The other material terms of these two agreements are similar to the material terms of our other managed care agreements with Humana.

In  August 2012, Metcare of Florida, Inc. entered into an agreement with Humana to manage, on a non-risk basis, the provision of healthcare services to approximately 7,000 Medicare Advantage members covered under certain Humana Medicare Advantage Preferred Provider Organization (“PPO”) and Private Fee-For-Service (“PFS”) plans in a three year pilot program covering the 2013 through 2015 plan years.  The agreement covers members in the Daytona and Pensacola areas of Florida, including Okaloosa and Walton counties, two counties where we did not previously have operations.  We receive a monthly administrative fee based on the number of Humana Medicare Advantage members covered under the agreement and a percentage of the surplus, if any, generated under the agreement.

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

As of September 30, 2012, we provided services to or for approximately 70,400 Participating Customers on a risk basis and approximately 17,100 Participating Customers on a non-risk basis. We also provide services to non-Participating Customers on a fee-for-service basis.

NOTE 4 – ACQUISITIONS

In October 2012, we completed the acquisition of the practice of an IPA with which we currently contract. The practice operates two primary care offices in Palm Beach County and provides medical care to approximately 1,100 Humana Participating Customers at September 30, 2012.  As we currently provide services to these Participating Customers under contractual arrangements with the IPA, they are included in the total number of Participating Customers we report at September 30, 2012.

In the first nine months of 2011, we closed on the acquisitions of three physician practices with a total of 960 Participating Customers.   The total purchase price for the three practices was $1.6 million, with a portion payable in cash at closing and the balance payable over the next 18 months.  We accounted for these acquisitions as business combinations and, in accordance with U.S. GAAP, we have recorded the assets acquired and liabilities assumed at their respective fair values as of their respective acquisition dates. Our condensed consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition.

We closed on the acquisition of Continucare on October 4, 2011.  We paid an aggregate of $404.4 million in cash and issued an aggregate of 2.5 million shares of our common stock, valued at $11.5 million, to Continucare’s stockholders and option holders in consideration for their shares of Continucare common stock and options to purchase shares of Continucare common stock.   At the date of acquisition, Continucare provided and managed care for approximately 36,400 Participating Customers through its 19 medical centers and contracted IPAs.  Continucare also operated a sleep diagnostic business.  Substantially all of Continucare’s revenues were derived from managed care agreements with Humana, United, Coventry and Wellcare.

NOTE 5 – SALE OF SLEEP DIAGNOSTIC BUSINESS

The sleep diagnostic business was operated as a wholly-owned subsidiary of Continucare and was included in the acquisition of Continucare.  We do not consider the sleep diagnostic business a core business of the ongoing organization and we determined that we should focus our management efforts and resources on expanding and growing our core PSN business.  On February 27, 2012, the Board of Directors approved a plan to sell the sleep diagnostic business, and we have retained an investment banking firm to assist us with the sale process.   We expect to complete the sale of a significant portion of this business before the end of 2012 and sell the remaining portion of the business in either the fourth quarter of 2012 or the first portion of 2013.

As a result, the sleep diagnostic business is reflected as a discontinued operation in the accompanying condensed consolidated financial statements and the December 31, 2011 balance sheet has been retrospectively reclassified to reflect the assets and liabilities of this business as held for sale.  We did not operate the sleep diagnostic business prior to October 4, 2011, the date of the Continucare acquisition.  Therefore, the condensed consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2011 have not been retrospectively reclassified.

The current assets held for sale at September 30, 2012 consist primarily of $1.0 million in cash, accounts receivable of $2.3 million and inventory of $1.0 million.  Non-current assets held for sale at September 30, 2012 consist primarily of property and equipment of $1.3 million and intangible assets of $2.9 million.  Current liabilities held for sale consist primarily of accounts payable and accrued payroll and payroll taxes.

NOTE 6 – FINANCIAL INSTRUMENTS

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

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The fair value of the debt outstanding under our senior secured first lien credit agreement (the “First Lien Credit Agreement”) and our senior secured second lien credit agreement (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Facilities”) is the estimated amount we would have to pay to repurchase such debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date, but excluding any prepayment penalties.  Fair values are based on quoted market prices or average valuations of similar debt instruments at the balance sheet date for those debt instruments for which quoted market prices are not available.  The fair value of our long-term debt and interest rate cap are based on Level 2 inputs.  The fair value of our long-term debt at September 30, 2012 was $297.4 million.

We measure our investments at fair value. Our investments are in Level 1 and Level 2.  Cash and money market funds are Level 1 because these investments are valued using quoted market prices in active markets.  Municipal and corporate bonds are Level 2 and are valued at the recent trading value of bonds with similar credit characteristics and rates.  The fair value of our investments at September 30, 2012 was $1.0 million.

The carrying amounts of cash and cash equivalents, accounts receivable from customers, due from HMOs, accounts payable, due to HMO and accrued expenses approximate fair value due to the short-term nature of these instruments.

NOTE 7 – DERIVATIVE AND HEDGING ACTIVITIES

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we use an interest rate cap as our interest rate risk management strategy.  We entered into an interest rate cap agreement effective December 4, 2011, which provides interest rate protection in the event LIBOR exceeds 1.5%.  This interest rate cap had a notional amount of $153.3 million at September 30, 2012, which notional amount will decrease to $134.1 million over the life of the agreement, and expires on September 30, 2014.  Notwithstanding this interest rate cap, we are still subject to interest rate risk with respect to indebtedness above the notional amount of the interest rate cap and, unless we extend or replace the interest rate cap, with respect to any portion of the indebtedness outstanding after September 30, 2014.

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

The fair value of our derivative financial instruments at September 30, 2012 was $30,000 and is classified as a noncurrent asset in the condensed consolidated balance sheets.  The amount of loss recognized in other comprehensive income on the effective portion of the interest rate cap for the three and nine months ended September 30, 2012 was $22,000 and $0.3 million, net of tax benefit of $14,000 and $0.2 million, respectively.  The amount of loss reclassified from other comprehensive income into interest expense in the three and nine month periods ended September 30, 2012 was not material.

NOTE 8 - REVENUE

Substantially all of our revenue is derived from risk agreements with HMOs pursuant to which the Contracting HMO pays us a monthly capitation fee for each Participating Customer.  The amount of this fee varies depending on the demographics and health status of each Participating Customer.  Under our risk agreements, we assume the economic risk of our Participating Customers’ healthcare services and related administrative costs. Revenue is recognized in the period in which our Participating Customers are entitled to receive healthcare services.  Because we have the obligation to fund medical expense, we recognize revenue and medical expense for these contracts in our financial statements. Revenue from Humana accounted for 82.8% and 99.4% of our total revenue in the third quarter of 2012 and 2011, respectively.  Revenue from Humana accounted for 82.8% and 99.5% of our total revenue in the nine months ended September 30, 2012 and 2011, respectively.

Periodically, we receive retroactive adjustments to the capitation fees paid to us based on the updated health status of our Medicare Advantage Participating Customers (known as a Medicare Risk Adjustment or “MRA”).  The factors considered in this update include changes in demographic factors, risk adjustment scores, customer information and adjustments required by the risk sharing requirements for prescription drug benefits under Part D of the Medicare program.  In addition, the number of Participating Customers for whom we receive capitation fees may be retroactively adjusted due to enrollment changes not yet processed or reported. These retroactive adjustments could, in the near term, materially impact the revenue that has been recorded.  We record any adjustments to this revenue at the time the information necessary to make the determination of the adjustment is available, and either the collectability of the amount is reasonably assured or the likelihood of repayment is probable.

There was no material difference between the estimated final settlement for 2011 of $2.7 million and the final settlement that was received in the third quarter of 2012. At December 31, 2010, we recorded a $2.2 million receivable representing our estimate of the final retroactive MRA capitation fee for 2010.  In August 2011, we were notified that the final settlement was $1.0 million.  The difference of $1.2 million reduced revenue in the third quarter of 2011.

Our PSN’s wholly-owned medical practices also provide medical care to non-Participating Customers on a fee-for-service basis.  These services are typically billed to customers, Medicare, Medicaid, HMOs and insurance companies. Fee-for-service revenue, which is less than 0.5% of total revenue for the three and nine months ended September 30, 2012 and 2011, is recorded at the net amount expected to be collected from the customer or from the responsible insurance company.  Often this amount is less than the charge that is billed and such discounts reduce the revenue recorded.

NOTE 9 - MEDICAL EXPENSE AND MEDICAL CLAIMS PAYABLE

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

Total medical expense is as follows (in thousands):

	Three month period ended September 30,		Nine month period ended September 30,
	2012	2011	2012	2011
	(in thousands)
Medical expense for the period, excluding prior period claims development	$154,093	$76,357	$477,337	$233,862
(Favorable) medical claims development based on actual claims submitted	(1,271)	(1,992)	(2,183)	(3,281)
Total medical expense for the period	$152,822	$74,365	$475,154	$230,581

Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense in the reporting period.

At September 30, 2012, we determined that the range for estimated medical claims payable was between $44.1 million and $45.6 million and we recorded a liability equal to the actuarial mid-point of the range of $44.7 million.  Based on historical results, we believe that the approximate actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Under our risk agreements, we are responsible for substantially all of the cost of all medical services provided to our Participating Customers.  To the extent that Participating Customers require more frequent or expensive care than was anticipated, the capitation fee received may be insufficient to cover the costs of care provided. When it is probable that the expected future healthcare and maintenance costs will exceed the anticipated revenue under an agreement, we would recognize a premium deficiency liability in current operations.  Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as future operating losses under these contracts are charged to the liability previously established. There was no premium deficiency liability recorded at December 31, 2011.

In the third quarter of 2012, we realized a loss of $0.6 million, including a premium deficiency reserve of $1.1 million, on an agreement with a Contracting HMO other than Humana (the “Contracting HMO Agreement”) covering approximately 6,600 new Participating Customers added in 2012.  Included in the third quarter was favorable claims development from the first half of 2012 of $1.6 million which reduced medical claims expense.  On November 6, 2012, we provided written notice to the Contracting HMO terminating this agreement effective March 5, 2013 as we were unable to reach more favorable contract terms with the Contracting HMO.  As a result, we recorded in medical claims expense in the third quarter of 2012 a premium deficiency of $1.1 million, which is our estimate of the loss that we will incur under the Contracting HMO Agreement through March 5, 2013. For the nine months ended September 30, 2012, our loss under the Contracting HMO Agreement was $5.0 million.

NOTE 10 – DUE FROM/TO HMOs

The due from HMOs account is used to record the net amount due to us as a result of activity between us and the Contracting HMOs.  These transactions include, among other things, capitation fees due to us from the Contracting HMOs, claim payments made by the Contracting HMOs on our behalf, and estimated medical claims expense payable.

Amounts due from HMOs, net consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Due from HMOs	$70,358	$80,324
Due to HMOs	(40,052)	(40,083)
Total due from HMOs	$30,306	$40,241

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

Although we are generally a creditor of the Contracting HMOs, as of September 30, 2012, we had a net debt owing to one Contracting HMO in the amount of $7.3 million.

NOTE 11 - INCOME TAXES

We applied an estimated effective income tax rate of 32.6% and 38.6% for the three months ended September 30, 2012 and 2011, respectively.  We applied an estimated effective income tax rate of 36.0% and 38.5% for the nine months ended September 30, 2012 and 2011, respectively.  In the third quarter of 2012, we realized the tax benefits related to the elimination of $0.8 million of prior years’ accrued uncertain tax positions, for years that are no longer subject to audit, which lowered our effective income tax rate.

We are subject to income taxes in the U.S. federal jurisdiction and the state of Florida.  Tax regulations are subject to interpretation of the related tax laws and regulations and require significant judgment to apply.  We have utilized all of our available net operating loss carry forwards, including net operating loss carry forwards related to years prior to 2006.  These net operating losses are open for examination by the relevant taxing authorities.  The statute of limitations for the federal and state 2009 tax years will expire in the next twelve months.

NOTE 12 - STOCKHOLDERS’ EQUITY

On November 2, 2012, we delivered a notice of redemption to the holder (the “Series A Holder”) of all 5,000 of the outstanding shares of our Series A Preferred Stock.  Pursuant to the notice of redemption, we notified the Series A Holder that we are exercising our right to redeem all of the outstanding shares of Series A Preferred Stock held by him at a redemption price of $105 per share ($525,000) in accordance with the provisions of our Articles of Incorporation, as amended to date.  Subject to certain conditions, the redemption of the Series A Preferred Stock is expected to occur on November 16, 2012.

During the nine months ended September 30, 2012 and 2011, our Board of Directors approved the issuance to employees of 234,000 and 248,000 restricted shares of common stock and options to purchase 1.4 million and 815,000 shares of common stock, respectively. No restricted shares of common stock or options were issued to employees in the third quarter of either 2012 or 2011.  Restricted shares and stock options vest in equal annual installments over a four year period from the date of grant.  The stock options have an exercise price equal to the closing price of our common stock on the grant date. Compensation expense related to the restricted stock and options will be recognized ratably over the vesting period.

During the nine months ended September 30, 2012, we issued a total of 54,000 restricted shares of common stock to the non-management members of our Board of Directors.  During the nine month period ended September 30, 2011, we issued a total of 67,000 restricted shares of common stock to the non-management members of our Board of Directors. Restricted shares vest twelve months from the date of grant.  Compensation expense related to the restricted stock will be recognized ratably over the vesting period.

We have a stock repurchase plan pursuant to which our Board of Directors authorized us to repurchase up to 25 million shares of our common stock.  We did not repurchase any shares of common stock during the three and nine month periods ended September 30, 2012.  During the three and nine month periods ended September 30, 2011, we repurchased 71,000 shares of outstanding common stock for an aggregate purchase price of $0.3 million.  From October 6, 2008 (the date of our first repurchases under the plan) through September 30, 2012, we repurchased 14.0 million shares and options to purchase 684,200 shares of our common stock for $28.3 million. The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.  The total shares that may yet be repurchased under the plan at September 30, 2012 is 10.3 million.  We have the right to repurchase $15.0 million of stock during the term of the Credit Facilities generally not to exceed $5.0 million per year.

NOTE 13 - EARNINGS PER SHARE

Earnings per share, basic are computed using the weighted average number of common shares outstanding during the period.  Earnings per share, diluted is computed using the weighted average number of common shares outstanding during the period, adjusted for incremental shares attributed to outstanding options, convertible preferred stock and unvested shares of restricted stock.

Earnings per share, basic and diluted are calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from continuing operations	$9,024	$5,996	$19,618	$19,889
Less: Preferred stock dividend	(13)	(13)	(38)	(38)
Income attributable to common stockholders	$9,011	$5,983	$19,580	$19,851

Income from discontinued operations	$238	$-	$484	$-
Denominator:
Weighted average common shares outstanding	43,263	40,035	43,126	39,917
Basic earnings per share from continuing operations	$0.21	$0.15	$0.45	$0.50

Basic earnings per share from discontinued operations	$0.01	$-	$0.01	$-

Income attributable to common stockholders	$9,011	$5,983	$19,580	$19,851
Add: Preferred stock dividend	13	13	38	38
Income attributable to common stockholders, diluted	$9,024	$5,996	$19,618	$19,889

Denominator:
Weighted average common shares outstanding	43,263	40,035	43,126	39,917
Common share equivalents of outstanding stock:
Convertible preferred stock	207	291	203	301
Unvested restricted stock	479	528	498	547
Options	1,688	1,313	1,733	1,288
Weighted average common shares outstanding	45,637	42,167	45,560	42,053
Diluted earnings per share from continuing operations	$0.20	$0.14	$0.43	$0.47
Diluted earnings per share from discontinued operations	$0.01	$-	$0.01	$-

The following securities were not included in the computation of diluted earnings per share at September 30, 2012 and 2011 as their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Security Excluded From Computation	2012	2011	2012	2011
Stock Options	1,276	797	995	657
Unvested restricted stock	-	-	28	74

NOTE 14 - COMMITMENTS AND CONTINGENCIES

We are party to various legal proceedings which are ordinary and routine litigation incidental to our business.  Except as described below, we do not view any of these ordinary and routine legal proceedings as material.

We maintain professional liability policies with a captive insurance company of which we are a member and with commercial insurance companies.  Except as set forth below, we are not aware of any other claims that may exceed our coverage.

On October 25, 2012, a jury returned a verdict of $9.5 million in a professional liability case against the Company.   The Court has reserved ruling on the case which provides the opportunity for both parties to file motions.  A judgment has not yet been filed against the Company in connection with this verdict.  We believe that the amount awarded was in excess of Florida statutes and will be significantly reduced to comply with the law.  If reduced in accordance with Florida law, we expect that our liability, if any in respect of this award, will approximate our insurance coverage.  We intend to vigorously contest this verdict and believe that the outcome of this matter will not have a material impact on our financial condition or results of operations however, the ultimate outcome of this case is uncertain.

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

●
our ability to accurately estimate the premium deficiency for the remaining term of one existing agreement with a Contracting HMO other than Humana (the “Contracting HMO Agreement”) covering approximately 6,600 new Participating Customers added in 2012;

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the United States Securities and Exchange Commission (the “Commission”), including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

BACKGROUND

Merger Agreement

On November 3, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Humana and Miner Acquisition Subsidiary, Inc., a Florida corporation and a wholly-owned subsidiary of Humana (“Merger Subsidiary”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Subsidiary will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Humana.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (other than shares owned by us, Humana or Merger Subsidiary, or any of our respective subsidiaries) will be converted into the right to receive $11.25 in cash, without interest and less any required withholding taxes.  Prior to the effective time of the Merger, each outstanding option to purchase shares of our common stock will become fully vested and exercisable and will be cancelled in exchange for the right to receive an amount in cash equal to the product of (1) the total number of shares of our common stock subject to such option, multiplied by (2) the excess, if any, of $11.25 over the exercise price per share of such option, without interest and less any required withholding taxes.  Immediately prior to the effective time of the Merger, each restricted share of our common stock will become fully vested and will be converted into the right to receive $11.25 in cash, without interest and less any required withholding taxes.

The Merger Agreement contains customary covenants, including covenants requiring each of the parties to use its commercially reasonable efforts to cause the transactions contemplated by the Merger Agreement to be consummated.  The Merger Agreement also contains covenants requiring us to call and hold a meeting of our shareholders for the purpose of voting to adopt and approve the Merger Agreement and the Merger.

Under the Merger Agreement, if the Merger Agreement is terminated in certain circumstances, including because our Board of Directors has changed its recommendation that our shareholders approve and adopt the Merger Agreement and the Merger or because we have entered into a definitive agreement (or announced our intention to enter into a definitive agreement) to be acquired by an entity other than Humana or one of its affiliates, we will be required to pay to Humana a termination fee of $16 million and reimburse Humana for up to $5.3 million of its and Merger Subsidiary’s out-of-pocket expenses incurred in connection with the Merger.

The consummation of the Merger is subject to certain conditions, including (1) the affirmative vote of a majority of the outstanding shares of our common stock in favor of the approval and adoption of the Merger Agreement and the Merger; (2) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (3) the absence of any law, order, injunction or other prohibition that restrains, enjoins, prevents or makes illegal the consummation of the Merger; (4) subject to certain materiality exceptions, the accuracy of the representations and warranties of each party contained in the Merger Agreement; (5) the performance by each party in all material respects of its covenants in the Merger Agreement; and (6) the absence of any change, effect, development or event between November 3, 2012 and consummation of the Merger that has had or would reasonably be expected to result in a material adverse effect on the Company.

The Merger is expected to close by the end of the first quarter of 2013.

Redemption of Series A Preferred Stock

On November 2, 2012, we delivered a notice of redemption to the holder (the “Series A Holder”) of all 5,000 of the outstanding shares of our Series A Preferred Stock.  Pursuant to the notice of redemption, we notified the Series A Holder that we are exercising our right to redeem all of the outstanding shares of Series A Preferred Stock held by him at a redemption price of $105 per share ($525,000) in accordance with the provisions of our Articles of Incorporation, as amended to date.  Subject to certain conditions, the redemption of the Series A Preferred Stock is expected to occur on November 16, 2012.

Business

Our primary business is the operation of our provider services network (“PSN”) primarily through our wholly owned subsidiaries, Metcare of Florida, Inc. and Continucare Corporation (“Continucare”), the latter of which we acquired on October 4, 2011.  Prior to 2012, the PSN provided and arranged for the provision of healthcare services to Medicare Advantage, Medicaid and commercially insured customers only in Florida. In 2012, the PSN expanded its operations to include Ohio, Kentucky and Indiana. At September 30, 2012, we operated the PSN through 33 wholly-owned primary care practices, a wholly-owned oncology practice and contracts with independent physician affiliates (each an “IPA”).  As of September 30, 2012, the PSN operated throughout the Florida market including the cities of Miami, Ft. Lauderdale, West Palm Beach, Tampa, Daytona and Pensacola, as well as the Cincinnati, Ohio / Northern Kentucky and the Indianapolis, Indiana markets.

In August 2012, we formed a joint venture with Humana, Inc. (together with its subsidiaries, “Humana”) through which we have begun to operate in the Cincinnati, Ohio / Northern Kentucky and Indianapolis, Indiana markets. The joint venture, Symphony Health Partners - Midwest, LLC (“Symphony”), is owned by our wholly-owned subsidiary, Symphony Health Partners, Inc. and Humana, with Symphony Health Partners, Inc. being the majority owner.

In August 2012, Symphony entered into two new agreements with Humana.  Pursuant to one of these agreements, which was effective retroactive to January 1, 2012, Symphony has agreed to manage the provision of healthcare services to Humana Medicare Advantage members in the Cincinnati, Ohio/Northern Kentucky market.  There were approximately 7,900 Participating Customers covered under this agreement at September 30, 2012.  Through 2013, Symphony is entitled to receive a monthly administrative fee based on the number of Humana Medicare Advantage members covered under the agreement and a percentage of the surplus, if any, generated under the agreement. Symphony is expected to assume partial medical risk for the members covered under the agreement in 2014 and is expected to assume substantially all medical risk for such members in 2015 and thereafter.

Pursuant to the second agreement, which was effective as of August 1, 2012, Symphony has agreed to manage the provision of healthcare services to Humana Medicare Advantage members in the Indianapolis, Indiana market.  There were approximately 2,000 Participating Customers covered under this agreement at September 30, 2012.  Through 2013, Symphony is entitled to receive a monthly administrative fee based on the number of Humana Medicare Advantage members covered under the agreement and a percentage of the surplus, if any, generated under the agreement.  Symphony is expected to assume partial medical risk for the members covered under the agreement in 2014 and is expected to assume substantially all medical risk for such members in 2015 and thereafter.

The other material terms of these two agreements are similar to the material terms of our other managed care agreements with Humana.

In August 2012, Metcare of Florida, Inc. entered into an agreement with Humana to manage, on a non-risk basis, the provision of healthcare services to approximately 7,000 Medicare Advantage members covered under certain Humana Medicare Advantage Preferred Provider Organization (“PPO”) and Private Fee-For-Service (“PFS”) plans in a three year pilot program covering the 2013 through 2015 plan years.  The agreement covers members in the Daytona and Pensacola areas of Florida, including Okaloosa and Walton counties, two counties where we did not previously have operations.  We will receive a monthly administrative fee based on the number of Humana Medicare Advantage members covered under the agreement and a percentage of the surplus, if any, generated under the agreement.

In October 2012, we completed the acquisition of the practice of an IPA with which we currently contract.  The practice operates two primary care offices in Palm Beach County, Florida and provides medical care to approximately 1,100 Humana Participating Customers at September 30, 2012.  As we currently provide services to these Participating Customers under contractual arrangements with the IPA, they are included in the total number of Participating Customers we report at September 30, 2012.

Humana Agreements

Pursuant to our risk agreements with Humana (the “Humana Agreements”), at September 30, 2012, the PSN provided or arranged for the provision of healthcare services to Medicare Advantage, Medicaid and commercial customers in Florida and has contract rights to expand its service offerings to additional Florida counties.  Our PSN assumes full financial responsibility for the provision or management of all necessary medical care for each Participating Customer covered by the Humana Agreements (each a “Humana Participating Customer”), even for services we do not provide directly. For approximately 25,000 Humana Participating Customers, our PSN and Humana share in the cost of inpatient hospital services and the PSN is responsible for the full cost of all other medical care provided to the Humana Participating Customers.  For the remaining Humana Participating Customers, our PSN is responsible for the cost of all medical care provided, including the cost of inpatient hospital services. In return for the provision of these medical services, our PSN receives from Humana a capitation fee for each Humana Participating Customer established pursuant to the Humana Agreements.  The amount we receive from Humana represents a substantial percentage of the monthly premiums received by Humana from the Centers for Medicare and Medicaid Services (“CMS”) or the State of Florida with respect to Humana Participating Customers.

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

Under most of the Humana Agreements, our subsidiary that is party to such agreement and its affiliated providers are generally prohibited, during the term of the applicable agreement plus one year, from: (i) engaging in any activities that are in competition with Humana’s health insurance, HMO or benefit plans business; (ii) having a direct or indirect interest in any provider sponsored organization or network that administers, develops, implements or sells government sponsored health insurance or benefit plans; (iii) contracting or affiliating with another licensed managed care organization for the purpose of offering and sponsoring HMO, PPO or point of service (“POS”) products where such subsidiary and/or its affiliated providers obtain an ownership interest in the HMO, PPO or POS products to be marketed; and (iv) under certain provisions of the Humana Agreements, entering into agreements with managed care entities, insurance companies, or provider sponsored networks for the provision of healthcare services to Medicare HMO, POS and/or replacement Participating Customers at the same office sites or within five miles of the office sites where services are provided to the Humana Plan Customers.

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

The foregoing discussion relates only to our risk agreements with Humana and does not include the Cincinnati agreement, the Indianapolis agreement or the new PPO and PFS agreement with Humana, each of which is described under the heading “Background.”  Except as described under the heading “Background,” the material terms of those agreements are similar to the material terms of the Humana Agreements as described above.

Agreements With Other HMOs

As of September 30, 2012, the PSN also had agreements to provide or arrange for the provision of medical services to Participating Customers of other Medicare Advantage plans including those offered by United, Coventry and Wellcare.  The majority of such services are provided on a risk basis pursuant to which our PSN receives a capitated fee with respect to each of these Participating Customers.

Our agreements with United, Coventry and Wellcare have one-year terms expiring between December 31, 2012 and September 30, 2013, subject to automatic renewal for an additional one-year term each unless either party provides the other with 60, 90 or 120 days’ notice of its intent to terminate such agreement, as applicable.  These agreements are generally subject to the same type of amendment, termination, non-solicitation and/or non-competition provisions as those included in the Humana Agreements.

In the third quarter of 2012, we realized a loss of $0.6 million, including a premium deficiency reserve of $1.1 million, (under the “Contracting HMO Agreement”).  Included in the third quarter was favorable claims development from the first half of 2012 of $1.6 million which reduced medical claims expense.  On November 6, 2012, we provided written notice to the Contracting HMO terminating this agreement effective March 5, 2013 as we were unable to reach more favorable contract terms with the Contracting HMO.  As a result, we recorded in medical claims expense in the third quarter of 2012 a premium deficiency of $1.1 million, which is our estimate of the loss that we will incur under the Contracting HMO Agreement through March 5, 2013. For the nine months ended September 30, 2012, our loss under the Contracting HMO Agreement was $5.0 million.

Our Physician Network

At September 30, 2012, the 33 primary care practices owned and operated by the PSN were responsible for providing and arranging for medical care to 51.9% of the PSN’s Participating Customers under risk agreements.

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

Insurance Arrangements

To mitigate our exposure to high cost medical claims under our risk agreements, we have reinsurance arrangements that provide for the reimbursement of certain customer medical expenses.  At September 30, 2012, for 59.2% of our Participating Customers under risk agreements, we purchase reinsurance through the HMOs with which we contract. The HMOs charge us a per customer per month fee that limits our healthcare costs for any individual Participating Customer. Healthcare costs in excess of an annual deductible, which generally ranges from $30,000 to $40,000 per Participating Customer, are paid directly by the HMOs and we are not entitled to and do not receive any related insurance recoveries.

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

ACQUISITION OF CONTINUCARE

We closed on the acquisition of Continucare on October 4, 2011.  We paid an aggregate of $404.4 million in cash and issued an aggregate of 2.5 million shares of our common stock, valued at $11.5 million, to Continucare’s stockholders and option holders in consideration for their shares of Continucare common stock and options to purchase shares of Continucare common stock.   At the date of acquisition, Continucare provided and managed care for approximately 36,400 Participating Customers through its 19 medical centers and contracted IPAs.  Continucare also operated a sleep diagnostic business.  Substantially all of Continucare’s revenues were derived from managed care agreements with Humana, United, Coventry and Wellcare.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

Summary

Net income for the third quarter of 2012 was $9.3 million compared to $6.0 million in the third quarter of 2011, an increase of $3.3 million or 55.0%.  In the third quarter of 2012, we realized the tax benefits related to the elimination of $0.8 million of prior years’ accrued uncertain tax positions for years that are no longer subject to audit.  In the third quarter of 2011, we incurred pre-tax expenses of $2.1 million associated with the Continucare acquisition.

Basic and diluted earnings per share were $0.22 and $0.21, respectively, for the third quarter of 2012 as compared to $0.15, basic, and $0.14, diluted, for the same period in 2011.  Diluted and basic earnings per share in 2012 were increased by $0.02 per share as a result of the elimination of prior years’ accrued uncertain tax positions for years that are no longer subject to audit.  The after tax impact of the Continucare transaction costs reduced basic and diluted earnings per share by $0.03 in 2011.  Basic and diluted earnings per share from income from continuing operations was $0.21 and $0.20 for the third quarter of 2012 as compared to $0.15, basic, and $0.14, diluted, for the same period in 2011. Basic and diluted earnings from discontinued operations for the third quarter of 2012 were $0.01 per share.

In the third quarter of 2012, we realized a loss of $0.6 million, including a premium deficiency reserve of $1.1 million, on an agreement with a Contracting HMO (the “Contracting HMO Agreement”) covering approximately 6,600 new Participating Customers added in 2012.  Included in the third quarter was favorable claims development from the first half of 2012 of $1.6 million which reduced medical claims expense.  On November 6, 2012, we provided written notice to the Contracting HMO terminating this agreement effective March 5, 2013 as we were unable to reach more favorable contract terms with the Contracting HMO.  As a result, we recorded in medical claims expense in the third quarter of 2012 a premium deficiency of $1.1 million, which is our estimate of the loss that we will incur under the Contracting HMO Agreement through March 5, 2013. For the nine months ended September 30, 2012, our loss under the Contracting HMO Agreement was $5.0 million.

Revenue for the third quarter of 2012 was $191.1 million compared to $92.7 million for the third quarter of 2011, an increase of $98.4 million or 106.1%.  The increase in revenue was primarily attributable to Participating Customers added with the acquisition of Continucare, the net addition of new Participating Customers under risk arrangements since December 31, 2011 and an increase in the average risk scores of our Participating Customers.

Total medical expense for the third quarter of 2012 was $152.8 million compared to $74.4 million for the third quarter of 2011, an increase of $78.4 million or 105.4%.  This increase is primarily attributable to the addition of the Continucare Participating Customers, the medical costs associated with the net addition of new Participating Customers under risk arrangements in 2012, the addition of the 19 Continucare medical practices and an increase in benefits, utilization and medical cost inflation.  Total medical expense was partially offset by favorable prior period medical claims development of $1.3 million and $2.0 million in the third quarter of 2012 and 2011, respectively, as well as the impact of the decrease in the aggregate customer months during the third quarter of 2011.

Gross profit was $38.3 million for the third quarter of 2012 as compared to $18.3 million for the same quarter in 2011, an increase of $20.0 million or 109.3%.

The medical expense ratio (“MER”), which is computed by dividing total medical expense by revenue, represents a statistic used to measure gross profit.  In the third quarter of 2012 our MER was 79.9%, compared to 80.3% for the third quarter of 2011.Excluding the revenue and medical costs associated with the Contracting HMO Agreement our MER for the third quarter of 2012 would have been 77.9%.

Operating expenses increased to $16.9 million for the third quarter of 2012 as compared to $6.6 million for the same period in 2011, an increase of $10.3 million or 156.1%.  The increase in operating expenses is primarily due to the additional expenses of Continucare and an increase in amortization expense of $3.1 million, related to the amortizable intangible assets recorded with the Continucare acquisition.

Other expense increased by $6.1 million due primarily to an increase in interest expense of $8.1 million for the third quarter of 2012 related to the debt used to finance the Continucare acquisition. We expensed $2.1 million of transaction costs in the third quarter of 2011 that were associated with our acquisition of Continucare.

Income before income taxes from continuing operations for the third quarter of 2012 was $13.4 million as compared to income before income taxes for the third quarter of 2011 of $9.8 million.  The primary reasons for the increase are discussed above.

In the third quarter of 2012, we realized the tax benefits related to the elimination of $0.8 million of prior years’ accrued uncertain tax positions for years that are no longer subject to audit, which lowered our effective income tax rate.

Income from discontinued operations for the third quarter of 2012 was $0.2 million.  This amount represents the income realized by the sleep diagnostic business, net of income tax expense.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services as of September 30, 2012 and 2011 and (ii) the aggregate customer months for the third quarter of both 2012 and 2011.  Customer months are the aggregate number of months of healthcare services we have provided to customers during a period of time.

	Participating Customers at September 30,		Participating Customer Months In The Quarter Ended September 30,		Percentage Increase In Participating Customer Months
	2012	2011	2012	2011
Risk arrangements	70,400	34,400	211,400	102,600	106.0%
Non-risk arrangements	17,100	-	51,000	-	N/A
	87,500	34,400	262,400	102,600	155.8%

The following table sets forth the number of Participating Customers by program at September 30, 2012 and September 30, 2011:

	Participating Customers at September 30,		Percentage Increase In Participating
	2012	2011	Customers
Medicare Advantage	71,600	34,400	108.1%
Medicaid	13,400	-	N/A
Commercial	2,500	-	N/A
	87,500	34,400	154.4%

The increase in total customer months under risk arrangements for the third quarter of 2012 as compared to the same period in 2011 is primarily a result of the Participating Customers added with the Continucare acquisition and the net addition of new Participating Customers under risk arrangements in 2012.  Changes in our customer base are also a result of new enrollments and/or transfers from other physician’s practices and individuals aging into Medicare and becoming a Participating Customer, reduced by disenrollments, deaths, Participating Customers moving from the covered areas, Participating Customers transferring to another physician practice or Participating Customers making other insurance selections.

The increase in customer months under non-risk arrangements is a result of the Continucare acquisition and the addition of the Cincinnati and Indianapolis contracts with Humana.

Revenue

The most significant component of our revenue is generated from Medicare Advantage risk arrangements with the Contracting HMOs. Medicare risk revenue increased by $88.5 million, or 96.1%, during the third quarter of 2012 as compared to the same period in 2011. The increase in revenue is primarily attributable to Participating Customers added with the acquisition of Continucare, the net addition of new Participating Customers under risk arrangements in 2012 and increased risk scores for our Participating Customers.

Our PCPM Medicare risk revenue increased by $82 for the third quarter of 2012 compared to the same period in 2011.  The increase in our PCPM revenue was primarily generated by the acquisition of Continucare, which realizes higher rates in Miami-Dade County, Florida than we realize in our other service areas, and increases in our capitation payments as a result of changes in the Medicare risk adjustment scores of our Participating Customers.

There was no material difference between the estimated final settlement for 2011 of $2.7 million and the final settlement that was received in the third quarter of 2012. At December 31, 2010, we recorded a $2.2 million receivable representing our estimate of the final retroactive MRA capitation fee for 2010.  In August 2011, we were notified that the final settlement was $1.0 million.  The difference of $1.2 million reduced revenue in the third quarter of 2011.

Fee-for-service revenue represents amounts earned from medical services provided to non-Participating Customers in our owned medical practices. Fee-for-service revenue represents less than 0.5% of our total revenue for the three months ended September 30, 2012 and September 30, 2011.

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

Total medical expense and the MER are as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Estimated medical expense for the period, excluding prior period claims development	$154,093	$76,357
(Favorable) prior period medical claims development in current period based on actual claims submitted	(1,271)	(1,992)
Total medical expense for period	$152,822	$74,365

Medical Expense Ratio for period	79.9%	80.3%

Favorable claims development is a result of actual medical claim cost for prior periods being less than the original estimated cost which reduces the total reported medical expense and the MER in the reporting period.

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

Total medical expense for the third quarter of 2012 increased by $78.4 million, or 105.4%, to $152.8 million from $74.4 million for the third quarter of 2011.  Medical claims expense, which is the largest component of medical services expense, increased by $68.9 million, or 99.3%, to $138.3 million for the third quarter of 2012 from $69.4 million for the same period in 2011, primarily due to the acquisition of Continucare and the net addition of new Participating Customers under risk arrangements in 2012.

Our PCPM Medicare risk expense increased by $38 for the third quarter of 2012 compared to the same period in 2011.  The increase in our PCPM expense was primarily generated by the acquisition of Continucare.  The counties in which Continucare operates, particularly Miami-Dade County, Florida, have higher costs than those in most of the counties in which we had operated prior to the acquisition of Continucare.

The MER for the third quarter of 2012 was 79.9%, compared to 80.3% for the third quarter of 2011.  Excluding the revenue and medical costs associated with the Contracting HMO Agreement, our MER for the third quarter of 2012 would have been 77.9%.

Medical practice costs include the salaries, taxes and benefits of the PSN’s employed health professionals and staff providing primary care services and the costs associated with the operations of our wholly-owned medical practices.  Medical practice costs increased by $9.6 million, or 195.9%, to $14.5 million for the third quarter of 2012 from $4.9 million for the third quarter of 2011.  The increase in medical practice costs was primarily a result of our acquisition of Continucare, which has 19 wholly-owned centers.

At September 30, 2012, we determined that the range for estimated medical claims payable was between $44.1 million and $45.6 million and we recorded a liability of $44.7 million.  Based on historical results, we believe that the approximate actuarial mid-point of the range continues to be the best estimate within the range of the PSN’s ultimate liability.

Operating Expenses

The following table provides information regarding the various items which comprise operating expenses (dollar amounts in thousands).

	Three Months Ended September 30,			%
	2012	2011	Increase	Change
Payroll, payroll taxes and benefits	$8,688	$4,078	$4,610	113.0%
Percentage of total revenue	4.5%	4.4%
General and administrative	4,604	2,048	2,556	124.8%
Percentage of total revenue	2.4%	2.2%
Marketing and advertising	387	336	51	15.2%
Percentage of total revenue	0.2%	0.4%
Amortization of intangible assets	3,186	96	3,090	3218.8%
Percentage of total revenue	1.7%	0.1%
Total operating expenses	$16,865	$6,558	$10,307	157.2%

Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salary and related costs associated with our corporate level executives, administrative, transportation and call center personnel.  The increase in 2012 is primarily a result of the inclusion of Continucare’s executive, administrative, transportation and call center payroll, payroll taxes and benefits of $3.7 million and an increase in payroll expense of $0.7 million for the three months ended September 30, 2012 compared to the same period in 2011.

General and Administrative

This increase in general and administrative expenses for the third quarter of 2012 is primarily a result of the inclusion of $1.7 million of Continucare’s general and administrative costs.  Legal and accounting fees increased by $0.5 million for the third quarter of 2012 compared to the third quarter of 2011 primarily as a result of increased professional fees associated with the larger combined organization.

Marketing and Advertising

Marketing and advertising costs increased for the third quarter of 2012 compared to the third quarter of 2011 due primarily to the inclusion of Continucare’s marketing and advertising costs.

Amortization of Intangibles

The increase in amortization is a result of the intangible assets acquired in connection with the acquisition of Continucare.

Other Expense

We recognized other expense of $8.1 million for the third quarter of 2012 compared to other expense of $2.0 million for the same period in 2011.  For the third quarter of 2012, we incurred $8.1 million of interest expense related to the debt incurred in connection with the Continucare acquisition.  For the third quarter of 2011, we recorded transaction costs associated with the Continucare transaction of $2.1 million.

Income taxes

Our estimated effective income tax rate was 32.6% and 38.6% for the third quarter of 2012 and 2011, respectively.   In the third quarter of 2012, we realized the tax benefits related to the elimination of $0.8 million of prior years’ accrued uncertain tax positions for years that are no longer subject to audit, which lowered our effective income tax rate.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

Summary

Net income for the nine months ended September 30, 2012 was $20.1 million compared to $19.9 million for the nine months ended September 30, 2011.  Net income for 2012 was positively impacted by the elimination of $0.8 million of prior years’ accrued uncertain tax positions for years that are no longer subject to audit.  Net income for the nine months ended September 30, 2012 was negatively impacted by the $5.0 million pre-tax loss from the Contracting HMO Agreement.  Net income in 2011 was reduced by CNU pre-tax transaction costs of $3.1 million.

For the nine months ended September 30, 2012, our loss under the Contracting HMO Agreement was $5.0 million which included a premium deficiency of $1.1 million recorded in the third quarter as described below.  On November 6, 2012, we provided written notice to the Contracting HMO terminating this agreement effective March 5, 2013 as we were unable to reach more favorable contract terms with the Contracting HMO.  As a result, we recorded in medical claims expense in the third quarter of 2012 a premium deficiency of $1.1 million, which is our estimate of the loss that we will incur under the Contracting HMO Agreement through March 5, 2013.

Basic and diluted earnings per share were $0.46 and $0.44, respectively, for the nine months ended September 30, 2012 as compared to $0.50 and $0.47, respectively, for the same period in 2011.  Basic and diluted earnings from continuing operations for the nine months ended September 30, 2012 were $0.45 and $0.43 per share, respectively.  The after tax impact of the $5.0 million loss from the Contracting HMO Agreement reduced basic and diluted earnings per share in 2012 by $0.06.  The after tax impact of the Continucare transaction costs reduced basic and diluted earnings per share by $0.05 in 2011. Basic and diluted earnings from discontinued operations for the nine months ended September 30, 2012 were $0.01 per share.

Revenue for the nine months ended September 30, 2012 was $579.8 million compared to $284.7 million for the nine months ended September 30, 2011, an increase of $295.1 million or 103.7%.   The increase in revenue was primarily attributable to Participating Customers added with the acquisition of Continucare, the net addition of new Participating Customers under risk arrangements in 2012 and an increase in the average risk scores of our Participating Customers. Revenue in 2011 was reduced by the final estimated retroactive MRA premium receivable for 2010 being $1.2 million lower than had been estimated.

Total medical expense for the nine months ended September 30, 2012 was $475.2 million compared to $230.6 million for the nine months ended September 30, 2011, an increase of $244.6 million or 106.1%.  This increase is primarily attributable to the medical costs associated with the net addition of new Participating Customers under risk arrangements in 2012, the higher than expected medical claims expense under the Contracting HMO Agreement, the addition of the 19 Continucare medical practices and an increase in benefits, utilization and medical cost inflation.

Gross profit was $104.7 million for the nine months ended September 30, 2012 as compared to $54.1 million for the same period in 2011, an increase of $50.6 million or 93.5%.

Our MER was 82.0% for the nine months ended September 30, 2012, as compared to MER of 81.0% for the nine months ended September 30, 2011.  Excluding the revenue and medical costs associated with the Contracting HMO Agreement, our MER for the first nine months of 2012 would have been 79.6%.

Operating expenses increased to $49.6 million for the nine months ended September 30, 2012 as compared to $19.2 million for the same period in 2011, an increase of $30.4 million or 158.3%.  The increase in operating expenses is primarily due to the additional expenses of Continucare and an increase in amortization expense of $9.3 million related to the amortizable intangible assets recorded in the Continucare acquisition.

Other expense increased by $21.9 million due primarily to an increase in interest expense of $24.4 million for the nine months ended September 30, 2012 related to the debt used to finance the Continucare acquisition. We expensed $3.1 million of transaction costs in the nine months ended September 30, 2011 that were associated with our acquisition of Continucare.

Income before income taxes from continuing operations for the nine months ended September 30, 2012 and 2011 was $30.7 million and $32.4 million, respectively.  The primary reasons for the decrease are discussed above.

In the third quarter of 2012, we realized the tax benefits related to the elimination of $0.8 million of prior years’ accrued uncertain tax positions for years that are no longer subject to audit, which lowered our effective income tax rate.

Income from discontinued operations was $0.5 million for the nine months ended September 30, 2012.  This amount represents income realized by the sleep diagnostic business during the nine months ended September 30, 2012, net of income tax expense.

Customer Information

The table set forth below provides (i) the total number of customers to whom we were providing healthcare services as of September 30, 2012 and 2011 and (ii) the aggregate customer months for the nine months ended September 30, both 2012 and 2011.  Customer months are the aggregate number of months of healthcare services we have provided to customers during a period of time.

	Participating Customers at September 30,		Participating Customer Months For The Nine Months Ended September 30,		Percentage Increase In Participating Customer Months
	2012	2011	2012	2011
Risk arrangements	70,400	34,400	630,700	307,600	105.0%
Non-risk arrangements	17,100	-	148,400	-	N/A
	87,500	34,400	779,100	307,600	153.3%

The increase in total customer months under risk arrangements for the nine months ended September 30, 2012 as compared to the same period in 2011 is primarily a result of the Participating Customers added with the Continucare acquisition and the net addition of new Participating Customers under risk arrangements in 2012.  Changes in our customer base are also a result of new enrollments and/or transfers from other physician’s practices, and individuals aging into Medicare and becoming a Participating Customer, reduced by disenrollments, deaths, Participating Customers moving from the covered areas, Participating Customers transferring to another physician practice or Participating Customers making other insurance selections.

The increase in customer months under non-risk arrangements is a result of the Continucare acquisition and the addition of the Cincinnati and Indianapolis contracts with Humana.  The Participating Customer months for the nine months ended September 30, 2012 include the retroactive impact on customer months as a result of the retroactive effective date of the Cincinnati contract with Humana.

Revenue

The most significant component of our revenue is the revenue generated from Medicare Advantage risk arrangements with the Contracting HMOs. Medicare risk revenue increased by $266.6 million, or 94.1%, during the nine months ended September 30, 2012 as compared to the same period in 2011. The increase in revenue is primarily attributable to Participating Customers added with the acquisition of Continucare, the net addition of new Participating Customers under risk arrangements in 2012 and increased risk scores for our Participating Customers.

Our PCPM Medicare risk revenue increased by $78 for the nine months ended September 30, 2012 compared to the same period in 2011.  The increase in our PCPM revenue is primarily generated by the acquisition of Continucare, which realizes higher rates in Miami-Dade County, Florida than we realize in our other service areas, and increases in our capitation payments as a result of changes in the Medicare risk adjustment scores of our Participating Customers.

There was no material difference between the estimated final settlement for 2011 of $2.7 million and the final settlement that was received in the third quarter of 2012. At December 31, 2010, we recorded a $2.2 million receivable representing our estimate of the final retroactive MRA capitation fee for 2010.  In August 2011, we were notified that the final settlement was $1.0 million.  The difference of $1.2 million reduced revenue in the third quarter of 2011.

Fee-for-service revenue represents amounts earned from medical services provided to non-Participating Customers in our owned medical practices. Fee-for-service revenue represented less than 0.5% of our total revenue for the nine months ended September 30, 2012 and September 30, 2011.

Total Medical Expense

Total medical expense and the MER are as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Estimated medical expense for the period, excluding prior period claims development	$477,337	$233,862
(Favorable) prior period medical claims development in current period based on actual claims submitted	(2,183)	(3,281)
Total medical expense for period	$475,154	$230,581

Medical Expense Ratio for period	82.0%	81.0%

Favorable claims development is a result of actual medical claim cost for prior periods developing lower than the original estimated cost which reduces the reported medical expense and the MER in the reporting period.

Total medical expense for the nine months ended September 30, 2012 increased by $244.6 million, or 106.1%, to $475.2 million from $230.6 million for the nine months ended September 30, 2011.  Medical claims expense, which is the largest component of medical services expense, increased by $215.1 million, or 99.3%, to $431.7 million for the nine months ended September 30, 2012 from $216.6 million for the same period in 2011, primarily due to the acquisition of Continucare, the net addition of new Participating Customers under risk arrangements added in 2012 and the higher than expected medical claims expense under the Contracting HMO Agreement.

Our PCPM Medicare risk expense increased by $45 for the nine months ended September 30, 2012 compared to the same period in 2011.  The increase in our PCPM expense was primarily generated by the acquisition of Continucare and the higher than expected medical claims expense under the Contracting HMO Agreement.  The counties in which Continucare operates, particularly Miami-Dade County, Florida, have higher costs than those in most of the counties in which we had operated prior to the acquisition of Continucare.

The MER for the nine months ended September 30, 2012 was 82.0%, compared to MER of 81.0% for the nine months ended September 30, 2011.   Excluding the revenue and medical costs associated with the Contracting HMO Agreement our MER for the first nine months of 2012 would have been 79.6%.

Medical practice costs include the salaries, taxes and benefits of the PSN’s employed health professionals and staff providing primary care services, and the costs associated with the operations of our wholly-owned medical practices.  Medical practice costs increased by $29.5 million, or 210.7%, to $43.5 million for the nine months ended September 30, 2012 from $14.0 million for the nine months ended September 30, 2011.  The increase in medical practice costs was primarily a result of our acquisition of Continucare, which has 19 wholly-owned centers.

Operating Expenses

The following table provides information regarding the various items which comprise operating expenses (dollar amounts in thousands).

	Nine Months Ended September 30,			%
	2012	2011	Increase	Change
Payroll, payroll taxes and benefits	$25,546	$12,039	$13,507	112.2%
Percentage of total revenue	4.4%	4.2%
General and administrative	13,686	6,389	7,297	114.2%
Percentage of total revenue	2.4%	2.2%
Marketing and advertising	771	456	315	69.1%
Percentage of total revenue	0.1%	0.2%
Amortization of intangible assets	9,560	289	9,271	3208.0%
Percentage of total revenue	1.6%	0.1%
Total operating expenses	$49,563	$19,173	$30,390	158.5%

Payroll, Payroll Taxes and Benefits

Payroll, payroll taxes and benefits include salary and related costs associated with our corporate level executives, administrative, transportation and call center personnel.  The increase in 2012 is primarily a result of the inclusion of Continucare’s executive, administrative, transportation and call center payroll, payroll taxes and benefits of $11.1 million. We also realized an increase in share-based compensation of $0.8 million, primarily due to the addition of certain Continucare employees to the plan and an increase in payroll expense of $1.5 million for the nine months ended September 30, 2012 compared to the same period in 2011.

General and Administrative

This increase in general and administrative expenses for the nine months ended September 30, 2012 is primarily a result of the inclusion of $4.9 million of Continucare’s general and administrative costs.  Legal and accounting fees increased by $1.8 million for the nine months ended September 30, 2012 when compared to the same period in 2011 primarily as a result of the preparation and filing of a “shelf” registration statement and related materials, non-recurring projects and increased professional fees associated with the larger combined organization.

Marketing and Advertising

Marketing and advertising costs increased in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due primarily to the inclusion of Continucare’s marketing and advertising costs.

Amortization of Intangibles

The increase in amortization is a result of the intangible assets acquired in connection with the acquisition of Continucare.

Other Expense

We recognized other expense of $24.4 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively.  The increase in other expense is primarily due to $24.4 million of interest expense related to the debt incurred in connection with the Continucare acquisition.  For the nine months ended September 30, 2011 we recorded transaction costs associated with the Continucare transaction of $3.1 million.

Income taxes

Our estimated effective income tax rate was 36.0% for the nine months ended September 30, 2012 and 38.5% for the nine months ended September 30, 2011.   In the third quarter of 2012, we realized the tax benefits related to the elimination of $0.8 million of prior years’ accrued uncertain tax positions for years that are no longer subject to audit, which lowered our effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Cash, cash equivalents and short-term investments at September 30, 2012 totaled $54.8 million as compared to $18.3 million at December 31, 2011, an increase of $36.5 million.  As of September 30, 2012, we had working capital of $59.5 million as compared to working capital of $43.2 million at December 31, 2011, an increase of $18.0 million or 41.7%.  Our total stockholders’ equity was $128.3 million at September 30, 2012 and $104.6 million at December 31, 2011.

Net cash provided by operating activities during the nine months ended September 30, 2012 was $52.9 million. The most significant sources of cash from operating activities were:

●	net income, including non-cash items, of $39.0 million;
●	a decrease in due from HMOs, net, of $9.9 million;
●	an increase in due to HMO, net, of $7.3 million; and
●	an increase in accrued interest payable of $4.3 million.

These sources of cash were partially offset by a decrease in accrued payroll and payroll taxes of $1.4 million as a result of the payment in 2012 of the employee bonuses which were accrued at December 31, 2011.

Net cash used in investing activities for the nine months ended September 30, 2012 was $3.6 million which primarily related to capital expenditures.

Net cash used by financing activities for the nine months ended September 30, 2012 was $12.8 million.  This was primarily a result of the repayment of the $5.0 million of borrowings under the revolving loan facility and principal payments made of $8.4 million under our First Lien Term Loan Facility (see below).  These uses were partially offset by the excess tax benefits from stock based compensation of $1.5 million.

Redemption of Series A Preferred Stock

On November 2, 2012, we delivered a notice of redemption to the holder (the “Series A Holder”) of all 5,000 of the outstanding shares of our Series A Preferred Stock.  Pursuant to the notice of redemption, we notified the Series A Holder that we are exercising our right to redeem all of the outstanding shares of Series A Preferred Stock held by him at a redemption price of $105 per share ($525,000) in accordance with the provisions of our Articles of Incorporation, as amended to date.  Subject to certain conditions, the redemption of the Series A Preferred Stock is expected to occur on November 16, 2012

Adjusted EBITDA From Continuing Operations

The following table presents our Adjusted EBITDA from continuing operations (Non-GAAP measure) for the nine months ended September 30, 2012 and 2011, as well as a reconciliation of Adjusted EBITDA from continuing operations to the reported income from continuing operations for such periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from continuing operations	$9,024	$5,996	$19,618	$19,889
Income tax expense	4,367	3,767	11,045	12,464
Net interest expense (income)	8,069	(96)	24,425	(559)
Depreciation and amortization	4,142	320	12,310	1,062
Share-based compensation	850	613	2,749	1,941
Adjusted EBITDA from continuing operations	$26,452	$10,600	$70,147	$34,797

Adjusted EBITDA from continuing operations is not defined under U.S. GAAP and it may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA from continuing operations, along with other U.S. GAAP measures, as a measure of profitability because Adjusted EBITDA from continuing operations helps us to compare our performance on a consistent basis by removing from our operating results from continuing operations the impact of our capital structure, the accounting methods used to compute depreciation and amortization and the effect of non-cash share-based compensation expense. We believe Adjusted EBITDA from continuing operations is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA from continuing operations provide further clarity on our profitability. We remove the effect of non-cash share-based compensation from our income which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this share-based compensation expense does not result in cash payments by us.  Adjusted EBITDA from continuing operations has limitations as a profitability measure in that it does not include the interest expense on our debt, our provisions for income taxes, the effect of our expenditures for capital assets, and the effect of non-cash share-based compensation expense.

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

The First Lien Credit Agreement provides for a $240.0 million first lien term loan facility and a $40.0 million revolving loan facility (including subfacilities for up to $15.0 million for letters of credit and $5.0 million for same day, “swingline,” borrowings).  These loans bear interest at a variable rate that is currently equal to 7.0% for term loan borrowings and 6.5% for revolving loan borrowings.  As of September 30, 2012, we had $231.6 million outstanding under our first lien term loan facility.  While no amount was outstanding under our revolving loan facility, letters of credit against the revolving loan facility at September 30, 2012 reduced our available borrowing capacity under the revolving loan facility to $34.3 million.

Borrowings under the First Lien Term Loan Facility are subject to quarterly principal amortization at the following rates: 5.0% of the $240.0 million principal amount the first year, 7.5% the third year, 10.0% the third year, and 12.5% for each of the fourth and fifth years.  The balance of all borrowings under the first lien term loan facility is due and payable on the maturity date of October 4, 2016.

We may prepay the term loans or permanently reduce the revolver commitment under the First Lien Facilities at any time without penalty.  Commencing for the year ended December 31, 2012, we will also be required to make prepayments on an annual basis (subject to certain basket amounts and exceptions), in an amount equal to 75.0% of our excess cash flow (defined as cash flow less scheduled principal and interest payments, cash taxes, and any increase in working capital, plus any decrease in working capital) less any voluntary prepayments made during the applicable year, with a reduction to 50.0% based on achievement of a total leverage ratio (defined as the ratio of our aggregate outstanding indebtedness to our adjusted income before share-based compensation, interest, taxes, depreciation and amortization) not exceeding 2.00x as of the last day of each year.  We also must make prepayments of 25-50% of the net proceeds from publicly offered equity issuances as well as 100% of the net proceeds from asset sales, debt issuances (other than to the extent permitted under the First Lien Credit Agreement) and extraordinary receipts, as defined.

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

Second Lien Credit Agreement

The Second Lien Credit Agreement provides for a $75.0 million second lien term loan facility.  This loan bears interest at a variable rate that is currently equal to 13.5%. As of September 30, 2012, we had $75.0 million outstanding under our second lien term loan facility.  Borrowings under the Second Lien Credit Agreement are generally due and payable on the maturity date, October 4, 2017.

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

Interest Rate Cap

Effective December 4, 2011, we entered into an interest rate cap agreement pursuant to which we will be entitled to receive certain payments in the event the LIBOR rate on the First and Second Lien Credit Agreements exceeds 1.5%.  The notional amount of the interest rate cap, which expires on September 30, 2014, is $153.3 million at September 30, 2012 and will decrease to $134.1 million over the life of the agreement.  The effect of this interest rate cap is to hedge our risk of a rise in the LIBOR rate above 1.5% with respect to a portion of the outstanding indebtedness under the First Lien Credit Agreement and the Second Lien Credit Agreement equal to the notional amount of the cap.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices.  We do not currently have any trading derivatives nor do we expect to have any in the future.  We have established policies and internal processes related to the management of market risks, which we use in the normal course of our business operations.  Our market risk profile has not changed significantly during the nine months ended September 30, 2012.

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

The interest rate on our borrowings under the Credit Agreements can fluctuate based on both the interest rate option (i.e., base rate or LIBOR rate plus applicable margins) and the interest period. As of September 30, 2012, the total amount of outstanding debt subject to interest rate fluctuations was $306.6 million. A hypothetical 100 basis point change in LIBOR as of the date of the Agreement would have no impact on interest expense due to the LIBOR floor contained in the Credit Agreement.  Effective December 4, 2011, we entered into an interest rate cap which provides protection against increases in the LIBOR rate above 1.5%.  The notional amount of the cap is $153.3 million at September 30, 2012, decreasing to $134.1 million over the life of the agreement.  The interest rate cap expires on September 30, 2014.

Intangible Asset Risk

We have intangible assets and perform goodwill impairment tests annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. We evaluate the continuing value of goodwill by using valuation techniques based on multiples of earnings, revenue and EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) particularly with regard to entities similar to us that have recently been acquired.  We also consider the market value of our own stock and those of companies similar to ours.   At September 30, 2012, we believe our intangible assets are recoverable; however, changes in the economy, the business in which we operate, and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the period ended September 30, 2012.

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

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are a party to various legal proceedings which are either immaterial in amount to us or involve ordinary routine litigation incidental to our business and the business of our subsidiaries.  There is no material pending legal proceedings, other than routine litigation incidental to our business to which we are a party or of which any of our property is the subject except as set forth below.

On October 25, 2012, a jury returned a verdict of $9.5 million in a professional liability case against the Company.   The Court has reserved ruling on the case which provides the opportunity for both parties to file motions.  A judgment has not yet been filed against the Company in connection with this verdict.  We believe that the amount awarded was in excess of Florida statutes and will be significantly reduced to comply with the law.  If reduced in accordance with Florida law, we expect that our liability, if any in respect of this award, will approximate our insurance coverage.  We intend to vigorously contest this verdict and believe that the outcome of this matter will not have a material impact on our financial condition or results of operations however, the ultimate outcome of this case is uncertain.

ITEM 1A.  RISK FACTORS

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and our quarterly reports for the quarters ended March 31, 2012 and June 30, 2012, except as set forth below.

Failure To Complete the Merger Could Negatively Affect Us.

On November 3, 2012, we entered into the Merger Agreement with Humana and Merger Subsidiary, pursuant to which, subject to the satisfaction of certain conditions, Merger Subsidiary will merge with and into the Company with the Company surviving the Merger as a wholly-owned subsidiary of Humana.  There can be no assurance that our shareholders will approve and adopt the Merger Agreement and the Merger or that the other conditions to the completion of the Merger will be satisfied.  If the Merger is not consummated or if the consummation of the Merger is delayed for any reason, we will be subject to a number of material risks, including:

●
to the extent that the current market price of our common stock reflects a market assumption that the Merger will occur, a failure to complete the Merger could result in a decline in the market price of our common stock;

●
certain costs relating to the Merger, such as legal and accounting fees, are payable by us whether or not the Merger is completed, and we could incur unexpected additional costs in connection with the Merger;

●
upon termination of the Merger Agreement under certain circumstances, we would be required to pay Humana a termination fee of $16 million and reimburse Humana for up to $5.3 million of Humana’s and Merger Subsidiary’s out-of-pocket expenses incurred in connection with the Merger, which could adversely affect our financial results;

●	we may not receive the regulatory clearances required to complete the Merger under the HSR Act;

●	the possibility exists that certain key employees may terminate their employment with us as a result of the proposed Merger with Humana even if the proposed Merger is not ultimately consummated;

●
the possibility exists that certain patients, IPAs or other providers, or Contracting HMOs (other than Humana) may decide to terminate or reduce their relationships with us as a result of the proposed Merger even if the Merger is not consummated;

●
there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations because matters related to the Merger may require substantial commitments of their time and resources, which could adversely affect our operations and financial results;

●
pending the closing of the Merger, the Merger Agreement restricts us from engaging in certain actions without Humana’s consent, which could prevent us from pursuing business opportunities that may arise prior to the closing of the Merger, and we will be subject to business uncertainties that could adversely affect our operations and financial results;

●
if the Merger Agreement is not consummated for any reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected;

●	the length of time necessary to consummate the Merger may be longer than anticipated; and

●
we may become subject to shareholder litigation in the future in connection with or as a result of the Merger Agreement and/or the Merger, which could delay or prevent the consummation of the Merger, may cause us to incur substantial defense costs and/or substantially divert the attention of our management and our resources in general.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We have a stock repurchase plan pursuant to which our Board of Directors authorized us to repurchase up to 25 million shares of our common stock.  We did not repurchase any stock during 2012.  During the three and nine month period ended September 30, 2011, we repurchased 71,000 shares of our common stock for an aggregate purchase price of $0.3 million. From October 6, 2008 (the date of our first repurchases under the plan) through September 30, 2012, we have repurchased 14.0 million shares and options to purchase 684,200 shares of our common stock for $28.3 million.  The number of shares to be repurchased and the timing of the purchases are influenced by a number of factors, including the then prevailing market price of our common stock, other perceived opportunities that may become available to us and regulatory requirements.  The total shares that may yet be repurchased under the plan at September 30, 2012 is 10.3 million.

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

METROPOLITAN HEALTH NETWORKS, INC.

Date: November 8, 2012	By:	/s/ Michael M. Earley
Michael M. Earley
Chief Executive Officer

By:	/s/ Robert J. Sabo
Robert J. Sabo
Chief Financial Officer
(Principal Financial and Accounting Officer)